Form 10-Q
period 2017-03-31
FIRST UNITED CORP/MD/
filed 2017-05-10
CIK 763907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,052,630 shares of common stock, par value $.01 per share, as of April 30, 2017.

INDEX TO QUARTERLY REPORT

FIRST UNITED CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST UNITED CORPORATION

Consolidated Statement of Financial Condition

(In thousands, except per share and percentage data)

	March 31,	December 31,
	2017	2016
	(Unaudited)
Assets
Cash and due from banks	$60,749	$60,707
Interest bearing deposits in banks	2,089	2,603
Cash and cash equivalents	62,838	63,310
Investment securities – available-for-sale (at fair value)	136,937	140,000
Investment securities – held to maturity (fair value $98,916 at March 31, 2017 and $97,981 at December 31, 2016)	98,019	97,169
Restricted investment in bank stock, at cost	5,204	5,209
Loans	894,532	891,926
Allowance for loan losses	(11,583)	(9,918)
Net loans	882,949	882,008
Premises and equipment, net	28,155	27,160
Goodwill and other intangible assets, net	11,004	11,004
Bank owned life insurance	41,277	40,968
Deferred tax assets	19,001	19,337
Other real estate owned	11,002	10,910
Accrued interest receivable and other assets	23,048	21,115
Total Assets	$1,319,434	$1,318,190

Liabilities and Shareholders’ Equity
Liabilities:
Non-interest bearing deposits	$239,292	$219,158
Interest bearing deposits	787,576	795,071
Total deposits	1,026,868	1,014,229

Short-term borrowings	35,269	36,000
Long-term borrowings	120,929	131,737
Accrued interest payable and other liabilities	21,484	22,526
Total Liabilities	1,204,550	1,204,492

Shareholders’ Equity:
Preferred stock – no par value; Authorized 2,000 shares of which 30 shares of Series A, $1,000 per share liquidation preference, 9% cumulative, issued and outstanding 10 shares at March 31, 2017 and 20 shares at December 31, 2016	10,000	20,000
Common Stock – par value $.01 per share; Authorized 25,000 shares; issued and outstanding 7,053 shares at March 31, 2017 and 6,269 at December 31, 2016	71	63
Surplus	31,411	22,178
Retained earnings	94,362	92,922
Accumulated other comprehensive loss	(20,960)	(21,465)
Total Shareholders’ Equity	114,884	113,698
Total Liabilities and Shareholders’ Equity	$1,319,434	$1,318,190

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Operations

(In thousands, except per share data)

	Three months ended
	March 31,
	2017	2016
	(Unaudited)
Interest income
Interest and fees on loans	$9,652	$9,558
Interest on investment securities
Taxable	1,300	1,555
Exempt from federal income tax	231	235
Total investment income	1,531	1,790
Other	144	90
Total interest income	11,327	11,438
Interest expense
Interest on deposits	768	804
Interest on short-term borrowings	16	13
Interest on long-term borrowings	1,174	1,212
Total interest expense	1,958	2,029
Net interest income	9,369	9,409
Provision for loan losses	609	568
Net interest income after provision for loan losses	8,760	8,841
Other operating income
Net gains	5	216
Service charges	735	766
Trust department	1,515	1,417
Debit card income	544	475
Bank owned life insurance	309	319
Brokerage commissions	213	287
Other	136	124
Total other income	3,452	3,388
Total other operating income	3,457	3,604
Other operating expenses
Salaries and employee benefits	5,340	5,311
FDIC premiums	84	414
Equipment	640	635
Occupancy	621	639
Data processing	765	649
Professional Services	253	300
Other real estate owned	174	84
Other	1,567	1,865
Total other operating expenses	9,444	9,897
Income before income tax expense	2,773	2,548
Provision for income tax expense	793	677
Net Income	1,980	1,871
Accumulated preferred stock dividends	(540)	(675)
Net Income Available to Common Shareholders	$1,440	$1,196
Basic and diluted net income per common share	$0.22	$0.19
Weighted average number of basic and diluted shares outstanding	6,530	6,255

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Comprehensive Income

(In thousands)

	Three months ended
	March 31,
	2017	2016
Comprehensive Income (in thousands)	(Unaudited)
Net Income	$1,980	$1,871

Other comprehensive income, net of tax and reclassification adjustments:
Net unrealized gains/(losses) on investments with OTTI	98	(921)

Net unrealized gains on all other AFS securities	78	434

Net unrealized gains on HTM securities	61	143

Net unrealized gains/(losses) on cash flow hedges	52	(331)

Net unrealized gains/(losses) on pension	194	(213)

Net unrealized gains on SERP	22	15

Other comprehensive income/(loss), net of tax	505	(873)

Comprehensive income	$2,485	$998

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	(Unaudited)
Balance at January 1, 2016	$30,000	$63	$21,986	$87,666	$(18,944)	$120,771

Net income				7,281		7,281
Other comprehensive loss					(2,521)	(2,521)
Stock based compensation			192			192
Preferred stock redemption	(10,000)					(10,000)
Preferred stock dividends paid				(2,025)		(2,025)

Balance at December 31, 2016	20,000	63	22,178	92,922	(21,465)	113,698

Net income				1,980		1,980
Other comprehensive income					505	505
Stock based compensation			37			37
Common stock issued		8	9,196			9,204
Preferred stock redemption	(10,000)					(10,000)
Preferred stock dividends paid				(540)		(540)

Balance at March 31, 2017	$10,000	$71	$31,411	$94,362	$(20,960)	$114,884

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Cash Flows

(In thousands)

	Three months ended
	March 31,
	2017	2016
	(Unaudited)
Operating activities
Net income	$1,980	$1,871
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	609	568
Depreciation	459	426
Stock compensation	37	48
Gain on sales of other real estate owned	(30)	(67)
Write-downs of other real estate owned	70	9
Gain on loan sales	(15)	(12)
Loss on disposal of fixed assets	1	2
Net amortization of investment securities discounts and premiums- AFS	109	16
Net amortization of investment securities discounts and premiums- HTM	30	0
Losses/(gains) on sales of investment securities – available-for-sale	9	(206)
Amortization of deferred loan fees	(385)	(122)
(Increase)/decrease in accrued interest receivable and other assets	(1,933)	1,162
Decrease in deferred tax benefit	336	927
Decrease in accrued interest payable and other liabilities	(831)	(161)
Earnings on bank owned life insurance	(309)	(319)
Net cash provided by operating activities	137	4,142

Investing activities
Proceeds from maturities/calls of investment securities available-for-sale	3,554	11,901
Proceeds from maturities/calls of investment securities held-to-maturity	1,997	4,039
Proceeds from sales of investment securities available-for-sale	3,830	10,771
Purchases of investment securities available-for-sale	(4,145)	(8,300)
Purchases of investment securities held-to-maturity	(2,877)	0
Proceeds from sales of other real estate owned	147	950
Proceeds from loan sales	2,021	1,801
Proceeds from disposal of fixed assets	1	0
Net decrease in FHLB stock	5	23
Net increase in loans	(3,450)	(23,626)
Purchases of premises and equipment	(1,456)	(650)
Net cash used in by investing activities	(373)	(3,091)

Financing activities
Net increase in deposits	12,639	17,036
Preferred stock dividends paid	(540)	(675)
Preferred stock redemption	(10,000)	(10,000)
Proceeds from sale of common stock	9,349	0
Rights Offering costs	(145)	0
Net decrease in short-term borrowings	(731)	(6,274)
Payments on long-term borrowings	(10,808)	(18)
Net cash (used in)/provided by financing activities	(236)	69
(Decrease)/increase in cash and cash equivalents	(472)	1,120
Cash and cash equivalents at beginning of the year	63,310	52,141
Cash and cash equivalents at end of period	$62,838	$53,261

Supplemental information
Interest paid	$1,896	$2,003
Non-cash investing activities:
Transfers from loans to other real estate owned	$279	$151

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

NoteS to Consolidated Financial Statements (UNAUDITED)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of First United Corporation and its consolidated subsidiaries, including First United Bank & Trust (the “Bank”), have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 270, Interim Reporting, and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring items, have been included. Operating results for the three-month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the full year or for any future interim period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016. For purposes of comparability, certain prior period amounts have been reclassified to conform to the 2017 presentation. Such reclassifications had no impact on net income or equity.

As used in these notes, the term “the Corporation” refers to First United Corporation and, unless the context clearly requires otherwise, its consolidated subsidiaries.

Note 2 – Earnings Per Common Share

Basic earnings per common share is derived by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents. Diluted earnings per share is derived by dividing net income available to common shareholders by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents. There were no common stock equivalents at March 31, 2017 or March 31, 2016.

The following tables set forth the calculation of basic and diluted earnings per common share for the three-month periods ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017			2016
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Income	Shares	Amount
Basic and Diluted Earnings Per Share:
Net income	$1,980			$1,871
Preferred stock dividends	(540)			(675)

Net income available to common shareholders	$1,440	6,530	$0.22	1,196	6,255	$0.19

Note 3 – Net Gains

The following table summarizes the gain/(loss) activity for the three-month periods ended March 31, 2017 and 2016:

	Three months ended
	March 31,
(in thousands)	2017	2016
Net gains/(losses):
Available-for-sale securities:
Realized gains	$8	$277
Realized losses	(17)	(71)
Gain on sale of consumer loans	15	12
Loss on disposal of fixed assets	(1)	(2)
Net gains	$5	$216

Note 4 – Cash and Cash Equivalents

Cash and due from banks, which represents vault cash in the retail offices and invested cash balances at the Federal Reserve and other correspondent banks, is carried at cost which approximates fair value.

	March 31,	December 31,
(in thousands)	2017	2016
Cash and due from banks, weighted average interest rate of 0.56% (at March 31, 2017)	$60,749	$60,707

Interest bearing deposits in banks, which represent funds invested at a correspondent bank, are carried at cost which approximates fair value and, as of March 31, 2017 and December 31, 2016, consisted of daily funds invested at the Federal Home Loan Bank (“FHLB”) of Atlanta and Merchants and Traders (“M&T”).

	March 31,	December 31,
(in thousands)	2017	2016
FHLB daily investments, interest rate of 0.72% (at March 31, 2017)	$1,075	$1,590
M&T daily investments, interest rate of 0.15% (at March 31, 2017)	1,014	1,013
	$2,089	$2,603

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

The following table shows a comparison of amortized cost and fair values of investment securities at March 31, 2017 and December 31, 2016:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI
March 31, 2017
Available for Sale:
U.S. government agencies	$25,000	$0	$703	$24,297	$0
Commercial mortgage-backed agencies	51,321	0	927	50,394	0
Collateralized mortgage obligations	19,670	11	370	19,311	0
Obligations of states and political subdivisions	22,423	322	167	22,578	0
Collateralized debt obligations	27,790	0	7,433	20,357	(3,797)
Total available for sale	$146,204	$333	$9,600	$136,937	$(3,797)

Held to Maturity:
U.S. government agencies	$15,772	$518	$0	$16,290	$0
Residential mortgage-backed agencies	51,515	145	348	51,312	0
Commercial mortgage-backed agencies	17,509	252	0	17,761	0
Collateralized mortgage obligations	4,593	0	102	4,491	0
Obligations of states and political subdivisions	8,630	517	85	9,062	0
Total held to maturity	$98,019	$1,432	$535	$98,916	$0

December 31, 2016
Available for Sale:
U.S. government agencies	$25,000	$0	$747	$24,253	0
Commercial mortgage-backed agencies	52,978	1	757	52,222	0
Collateralized mortgage obligations	19,953	13	399	19,567	0
Obligations of states and political subdivisions	23,700	255	251	23,704	0
Collateralized debt obligations	27,930	0	7,676	20,254	(3,961)
Total available for sale	$149,561	$269	$9,830	$140,000	$(3,961)
Held to Maturity:
U.S. government agencies	$15,738	$512	$0	$16,250	$0
Residential mortgage-backed agencies	50,384	160	279	50,265	0
Commercial mortgage-backed agencies	17,584	248	0	17,832	0
Collateralized mortgage obligations	4,833	0	149	4,684	0
Obligations of states and political subdivisions	8,630	490	170	8,950	0
Total held to maturity	$97,169	$1,410	$598	$97,981	$0

Proceeds from sales of available for sale securities and the realized gains and losses are as follows:

	Three months ended
	March 31,
(in thousands)	2017	2016
Proceeds	$3,830	$10,771
Realized gains	8	277
Realized losses	17	71

The following table shows the Corporation’s investment securities with gross unrealized losses and fair values at March 31, 2017 and December 31, 2016, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2017
Available for Sale:
U.S. government agencies	$24,297	$703	$0	$0
Commercial mortgage-backed agencies	50,394	927	0	0
Collateralized mortgage obligations	18,445	370	0	0
Obligations of states and political subdivisions	6,660	104	2,979	63
Collateralized debt obligations	0	0	20,357	7,433
Total available for sale	$99,796	$2,104	$23,336	$7,496

Held to Maturity:
Residential mortgage-backed agencies	$22,960	$348	$0	$0
Collateralized mortgage obligations	4,491	102	0	0
Obligations of states and political subdivisions	2,420	85	0	0
Total held to maturity	$29,871	$535	$0	$0

December 31, 2016
Available for Sale:
U.S. government agencies	$24,253	$747	$0	$0
Commercial mortgage-backed agencies	51,604	757	0	0
Collateralized mortgage obligations	14,706	399	0	0
Obligations of states and political subdivisions	8,079	160	2,934	91
Collateralized debt obligations	0	0	20,254	7,676
Total available for sale	$98,642	$2,063	$23,188	$7,767
Held to Maturity:
Residential mortgage-backed agencies	$20,899	$279	$0	$0
Commercial mortgage-backed agencies	4,684	149	0	0
Obligations of states and political subdivisions	2,335	170	0	0
Total held to maturity	$27,918	$598	$0	$0

Management systematically evaluates securities for impairment on a quarterly basis. Based upon application of accounting guidance for subsequent measurement in ASC Topic 320 (ASC Section 320-10-35), management assesses whether (a) the Corporation has the intent to sell a security being evaluated and (b) it is more likely than not that the Corporation will be required to sell the security prior to its anticipated recovery. If neither applies, then declines in the fair values of securities below their cost that are considered other-than-temporary declines are split into two components. The first is the loss attributable to declining credit quality. Credit losses are recognized in earnings as realized losses in the period in which the impairment determination is made. The second component consists of all other losses, which are recognized in other comprehensive loss. In estimating other than temporary impairment (“OTTI”) losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) adverse conditions specifically related to the security, an industry, or a geographic area, (3) the historic and implied volatility of the fair value of the security, (4) changes in the rating of the security by a rating agency, (5) recoveries or additional declines in fair value subsequent to the balance sheet date, (6) failure of the issuer of the security to make scheduled interest or principal payments, and (7) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future. Management also monitors cash flow projections for securities that are considered beneficial interests under the guidance of ASC Subtopic 325-40, Investments – Other – Beneficial Interests in Securitized Financial Assets, (ASC Section 325-40-35). Further discussion about the evaluation of securities for impairment can be found in Item 2 of Part I of this report under the heading “Investment Securities”.

Management believes that the valuation of certain securities is a critical accounting policy that requires significant estimates in preparation of the Corporation’s consolidated financial statements. Management utilizes an independent third party to prepare both the impairment valuations and fair value determinations for the Corporation’s collateralized debt obligation (“CDO”) portfolio consisting of pooled trust preferred securities. Based on management’s review of the assumptions and results of the third-party review, it believes that the valuations are adequate at March 31, 2017.

U.S. Government Agencies – Available for Sale – There were four U.S. government agencies in an unrealized loss position for less than 12 months as of March 31, 2017. The securities are of investment grade and the Corporation does not intend to sell them, and it is not more than likely than not that the Corporation will be required to sell them before recovery of their amortized cost basis, which may be at maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at March 31, 2017. There were no U.S. government agency investments in an unrealized loss position for more than 12 months as of March 31, 2017.

Commercial Mortgage-Backed Agencies – Available for Sale – There were 10 commercial mortgage-backed agencies in an unrealized loss position for less than 12 months as of March 31, 2017. The securities are of the highest investment grade and the Corporation has the intent and ability to hold the investments to maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at March 31, 2017. There were no commercial mortgage-backed agencies in an unrealized loss position for more than 12 months as of March 31, 2017.

Collateralized Mortgage Obligations – Available for Sale – There were four collateralized mortgage obligations in an unrealized loss position for less than 12 months as of March 31, 2017. The securities are of the highest investment grade and the Corporation has the intent and ability to hold the investments to maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at March 31, 2017. There were no collateralized mortgage obligations in an unrealized loss position for more than 12 months as of March 31, 2017.

Obligations of State and Political Subdivisions – Available for Sale – There were three obligations of state and political subdivisions that have been in an unrealized loss position for less than 12 months and two securities that have been in an unrealized loss position for 12 months or more at March 31, 2017. These investments are of investment grade as determined by the major rating agencies and management reviews the ratings of the underlying issuers and performs an in-depth credit analysis on the securities. Management believes that this portfolio is well-diversified throughout the United States, and all bonds continue to perform according to their contractual terms. The Corporation does not intend to sell these investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at March 31, 2017.

Collateralized Debt Obligations – Available for Sale - The $7.4 million in unrealized losses greater than 12 months at March 31, 2017 relates to 1 pooled trust preferred securities that are included in the CDO portfolio. See Note 9 for a discussion of the methodology used by management to determine the fair values of these securities. Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that there were no securities that had credit-related non-cash OTTI charges during the first three months of 2017. The unrealized losses on the remaining securities in the portfolio are primarily attributable to continued depression in marketability, liquidity and the current economic environment.

U.S. Government Agencies – Held to Maturity – There were no U.S. government agencies in an unrealized loss position as of March 31, 2017.

Residential Mortgage-Backed Agencies – Held to Maturity - Nineteen residential mortgage-backed agencies have been in an unrealized loss position for less than 12 months as of March 31, 2017. The securities are of the highest investment grade and the Corporation has the intent and ability to hold the investments to maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at March 31, 2017. There were no mortgage-backed agency investments in an unrealized loss position for more than 12 months as of March 31, 2017.

Commercial Mortgage-Backed Agencies – Held to Maturity - There were no collateralized mortgage-backed agency investments in an unrealized loss position as of March 31, 2017.

Collateralized Mortgage Obligations – Held to Maturity – There was one collateralized mortgage obligation in an unrealized loss position for less than 12 months as of March 31, 2017. The security is of the highest investment grade and the Corporation has the intent and ability to hold the investment to maturity. Accordingly, management does not consider this investment to be other-than-temporarily impaired at March 31, 2017. There were no collateralized mortgage obligations in a loss position for more than 12 months as of March 31, 2017.

Obligations of State and Political Subdivisions – Held to Maturity –There was one obligation of state and political subdivisions that has been in an unrealized loss for less than 12 months. This bond is a Tax Increment Fund (TIF) bond. Management performs an in-depth credit analysis on this security. The Corporation has the intent and ability to hold the investment to maturity. Accordingly, management does not consider this investment to be other-than-temporarily impaired at March 31, 2017. No obligations of state and political subdivisions securities have been in an unrealized loss position for more than 12 months as of March 31, 2017.

The following tables present a cumulative roll-forward of the amount of non-cash OTTI charges related to credit losses which have been recognized in earnings for the trust preferred securities in the CDO portfolio held and not intended to be sold for the three-month periods ended March 31, 2017 and 2016:

	Three months ended March 31,
(in thousands)	2017	2016
Balance of credit-related OTTI at January 1	$3,124	$3,133
Reduction for increases in cash flows expected to be collected	(2)	(36)
Balance of credit-related OTTI at March 31	$3,122	$3,097

The amortized cost and estimated fair value of securities by contractual maturity at March 31, 2017 are shown in the following table. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2017
(in thousands)	Amortized Cost	Fair Value
Contractual Maturity
Available for sale:
Due after one year through five years	$10,662	$10,541
Due after five years through ten years	18,687	18,174
Due after ten years	45,864	38,517
	75,213	67,232
Commercial mortgage-backed agencies	51,321	50,394
Collateralized mortgage obligations	19,670	19,311
Total available for sale	$146,204	$136,937
Held to Maturity:
Due after five years through ten years	$15,772	$16,290
Due after ten years	8,630	9,062
	24,402	25,352
Residential mortgage-backed agencies	$51,515	$51,312
Commercial mortgage-backed agencies	17,509	17,761
Collateralized mortgage obligations	4,593	4,491
Total held to maturity	$98,019	$98,916

Note 6 – Restricted Investment in Bank Stock

Restricted stock, which represents required investments in the common stock of the FHLB of Atlanta, Atlantic Community Bankers Bank (“ACBB”) and Community Bankers Bank (“CBB”), is carried at cost and is considered a long-term investment.

Management evaluates the restricted stock for impairment in accordance with ASC Industry Topic 942, Financial Services – Depository and Lending- (ASC Section 942-325-35). Management’s evaluation of potential impairment is based on management’s assessment of the ultimate recoverability of the cost of the restricted stock rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability is influenced by criteria such as (a) the significance of the decline in net assets of the issuing bank as compared to the capital stock amount for that bank and the length of time this situation has persisted, (b) commitments by the issuing bank to make payments required by law or regulation and the level of such payments in relation to the operating performance of that bank, and (c) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the issuing bank. Management has evaluated the restricted stock for impairment and believes that no impairment charge is necessary as of March 31, 2017.

The Corporation recognizes dividends received on its restricted stock investments on a cash basis. For the three months ended March 31, 2017, dividends of $67,219 were recognized in earnings. For the comparable period of 2016, dividends of $67,758 were recognized in earnings.

Note 7 – Loans and Related Allowance for Loan Losses

The following table summarizes the primary segments of the loan portfolio at March 31, 2017 and December 31, 2016:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
March 31, 2017

Individually evaluated for impairment	$14,054	$2,420	$290	$4,090	$0	$20,854
Collectively evaluated for impairment	$280,727	$104,988	$74,303	$389,898	$23,762	$873,678
Total loans	$294,781	$107,408	$74,593	$393,988	$23,762	$894,532

December 31, 2016

Individually evaluated for impairment	$17,210	$2,525	$290	$3,975	$0	$24,000
Collectively evaluated for impairment	$280,749	$101,757	$72,056	$389,441	$23,923	$867,926
Total loans	$297,959	$104,282	$72,346	$393,416	$23,923	$891,926

The segments of the Bank’s loan portfolio are disaggregated to a level that allows management to monitor risk and performance. The commercial real estate (“CRE”) loan segment is then segregated into two classes. Non-owner occupied CRE loans, which include loans secured by non-owner occupied, non-farm, and nonresidential properties, generally have a greater risk profile than all other CRE loans, which include loans secured by farmland, multifamily structures and owner-occupied commercial structures. The acquisition and development (“A&D”) loan segment is segregated into two classes. One-to-four family residential construction loans are generally made to individuals for the acquisition of and/or construction on a lot or lots on which a residential dwelling is to be built. All other A&D loans are generally made to developers or investors for the purpose of acquiring, developing and constructing residential or commercial structures. A&D loans have a higher risk profile because the ultimate buyer, once development is completed, is generally not known at the time of the loan is made. The commercial and industrial (“C&I”) loan segment consists of loans made for the purpose of financing the activities of commercial customers. The residential mortgage loan segment is segregated into two classes: amortizing term loans, which are primarily first lien loans and home equity lines of credit, which are generally second liens. The consumer loan segment consists primarily of installment loans (direct and indirect) and overdraft lines of credit connected with customer deposit accounts.

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Bank has a structured loan rating process with several layers of internal and external oversight. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as bankruptcy, repossession, or death occurs to raise awareness of a possible credit event. The Bank’s Commercial Loan Officers are responsible for the timely and accurate risk rating of the loans in the commercial segments at origination and on an ongoing basis. The Bank’s experienced Credit Quality and Loan Review Departments perform an annual review of all commercial relationships of $500,000 or greater. Confirmation of the appropriate risk grade is included as part of the review process on an ongoing basis. The Credit Quality and Loan Review Departments continually review and assess loans within the portfolio. In addition, the Bank engages an external consultant to conduct loan reviews on at least an annual basis. Generally, the external consultant reviews commercial relationships greater than $1,000,000 and/or criticized non-consumer loans greater than $500,000. Detailed reviews, including plans for resolution, are performed on loans classified as Substandard on a quarterly basis. Loans in the Special Mention and Substandard categories that are collectively evaluated for impairment are given separate consideration in the determination of the allowance.

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention and Substandard within the internal risk rating system at March 31, 2017 and December 31, 2016:

(in thousands)	Pass	Special Mention	Substandard	Total
March 31, 2017
Commercial real estate
Non owner-occupied	$137,837	$9,083	$9,881	$156,801
All other CRE	125,049	207	12,724	137,980
Acquisition and development
1-4 family residential construction	15,630	0	0	15,630
All other A&D	90,503	62	1,213	91,778
Commercial and industrial	73,029	43	1,521	74,593
Residential mortgage
Residential mortgage - term	312,279	0	7,481	319,760
Residential mortgage - home equity	72,849	0	1,379	74,228
Consumer	23,630	0	132	23,762
Total	$850,806	$9,395	$34,331	$894,532

December 31, 2016
Commercial real estate
Non owner-occupied	$137,181	$10,620	$9,357	$157,158
All other CRE	125,720	3,121	11,960	140,801
Acquisition and development
1-4 family residential construction	15,845	0	0	15,845
All other A&D	87,135	65	1,237	88,437
Commercial and industrial	70,613	593	1,140	72,346
Residential mortgage
Residential mortgage - term	308,734	113	7,618	316,465
Residential mortgage - home equity	75,710	0	1,241	76,951
Consumer	23,794	0	129	23,923
Total	$844,732	$14,512	$32,682	$891,926

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

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans at March 31, 2017 and December 31, 2016:

(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due and Accruing	Non-Accrual	Total Loans
March 31, 2017
Commercial real estate
Non owner-occupied	$150,968	$229	$126	$0	$355	$5,478	$156,801
All other CRE	134,089	0	273	0	273	3,618	137,980
Acquisition and development
1-4 family residential construction	15,630	0	0	0	0	0	15,630
All other A&D	91,626	102	0	0	102	50	91,778
Commercial and industrial	74,558	0	25	10	35	0	74,593
Residential mortgage
Residential mortgage - term	316,129	1,887	208	84	2,179	1,452	319,760
Residential mortgage - home equity	72,983	718	158	74	950	295	74,228
Consumer	23,584	127	23	28	178	0	23,762
Total	$879,567	$3,063	$813	$196	$4,072	$10,893	$894,532

December 31, 2016
Commercial real estate
Non owner-occupied	$150,595	$182	$0	$0	$182	$6,381	$157,158
All other CRE	134,931	40	0	0	40	5,830	140,801
Acquisition and development
1-4 family residential construction	15,845	0	0	0	0	0	15,845
All other A&D	88,353	0	39	0	39	45	88,437
Commercial and industrial	72,324	9	2	11	22	0	72,346
Residential mortgage
Residential mortgage - term	310,721	517	3,376	312	4,205	1,539	316,465
Residential mortgage - home equity	75,558	974	198	70	1,242	151	76,951
Consumer	23,662	186	48	27	261	0	23,923
Total	$871,989	$1,908	$3,663	$420	$5,991	$13,946	$891,926

Non-accrual loans totaled $10.9 million at March 31, 2017 compared to $13.9 million at December 31, 2016. The decrease in non-accrual balances at March 31, 2017 was primarily due to paydowns of $2.5 million on one large relationship. Non-accrual loans which have been subject to a partial charge-off totaled $7.8 million at March 31, 2017 compared to $11.1 million at December 31, 2016. Loans secured by 1-4 family residential real estate properties in the process of foreclosure were $.3 million at March 31, 2017 and $.5 million at December 31, 2016.

Accruing loans past due 30 days or more decreased to .46% of the loan portfolio at March 31, 2017, compared to .67% at December 31, 2016. The decrease for the first three months of 2017 was due primarily to improvements in the residential mortgage and home equity portfolios.

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

The following table summarizes the primary segments of the ALL at March 31, 2017 and December 31, 2016, segregated by the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
March 31, 2017

Individually evaluated for impairment	$1,795	$38	$0	$117	$0	$0	$1,950
Collectively evaluated for impairment	$3,772	$845	$936	$3,385	$195	$500	$9,633
Total ALL	$5,567	$883	$936	$3,502	$195	$500	$11,583

December 31, 2016

Individually evaluated for impairment	$177	$40	$0	$43	$0	$0	$260
Collectively evaluated for impairment	$3,736	$831	$858	$3,545	$188	$500	$9,658
Total ALL	$3,913	$871	$858	$3,588	$188	$500	$9,918

Management uses the following methodology for determining impairment on consumer and commercial loans. All nonaccrual loans and all loans designated as “troubled debt restructures” (TDRs) are considered to be impaired. Additionally, an impairment evaluation is performed on any account which meets the following criteria: commercial loans which are risk related substandard with a balance greater than or equal to $500,000 OR which are part of relationship which is $750,000 or greater AND which are 60 days or greater delinquent. For those loans which are not classified as nonaccrual or troubled debt restructures, a judgment is made as to the likelihood that contractual principal and interest will be collected. Loans are considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in evaluating impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

Once the determination has been made that a loan is impaired, the determination of whether a specific allocation of the allowance is necessary is measured by comparing the recorded investment in the loan to the fair value of the loan using one of three methods: (a) the present value of expected future cash flows discounted at the loan’s effective interest rate; (b) the loan’s observable market price; or (c) the fair value of the collateral less selling costs. The method is selected on a loan-by-loan basis, with management primarily utilizing the fair value of collateral method. A valuation grid for impaired loans is used to determine when or how collateral values are to be updated based on size and collateral dependency for commercial loans and foreclosure status for consumer loans. If an updated appraisal has not been received and reviewed in time for the determination of estimated fair value at quarter (or year) end, or if the appraisal is found to be deficient following the Corporation’s internal appraisal review process and re-ordered, then the estimated fair value of the collateral is determined by adjusting the existing appraisal by the appropriate percentage from an internally prepared appraisal discount grid. This grid considers the age of a third party appraisal and the geographic region where the collateral is located. The discount rates in the appraisal discount grid are updated periodically to reflect the most current knowledge that management has available, including the results of current appraisals. A specific allocation of the ALL is recorded if there is any deficiency in collateral value determined by comparing the estimated fair value to the recorded investment of the loan. When updated appraisals are received and reviewed, adjustments are made to the specific allocation as needed.

The evaluation of the need and amount of a specific allocation of the ALL and whether a loan can be removed from impairment status is made on a quarterly basis.

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary at March 31, 2017 and December 31, 2016:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
(in thousands)	Recorded Investment	Related Allowances	Recorded Investment	Recorded Investment	Unpaid Principal Balance
March 31, 2017
Commercial real estate
Non owner-occupied	$5,607	$1,641	$251	$5,858	$8,831
All other CRE	432	154	7,764	8,196	8,809
Acquisition and development
1-4 family residential construction	0	0	582	582	582
All other A&D	244	38	1,594	1,838	2,112
Commercial and industrial	0	0	290	290	2,504
Residential mortgage
Residential mortgage - term	445	50	3,349	3,794	4,124
Residential mortgage – home equity	144	67	152	296	331
Consumer	0	0	0	0	0
Total impaired loans	$6,872	$1,950	$13,982	$20,854	$27,293

December 31, 2016
Commercial real estate
Non owner-occupied	$131	$23	$6,635	$6,766	$9,372
All other CRE	432	154	10,012	10,444	11,057
Acquisition and development
1-4 family residential construction	0	0	582	582	628
All other A&D	245	40	1,698	1,943	2,213
Commercial and industrial	0	0	290	290	2,504
Residential mortgage
Residential mortgage - term	61	43	3,763	3,824	4,249
Residential mortgage – home equity	0	0	151	151	168
Consumer	0	0	0	0	0
Total impaired loans	$869	$260	$23,131	$24,000	$30,191

The reduction in impaired loans with no specific allowance was due to the paydown of a large non-accrual loan in the all other CRE portfolio and the movement of loan balances to impaired loans with a specific allowance due to a specific allocation placed on a large participation loan on a mall in Pennsylvania.

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

The following tables present the activity in the ALL for the three-month periods ended March 31, 2017 and 2016:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
ALL balance at January 1, 2017	$3,913	$871	$858	$3,588	$188	$500	$9,918
Charge-offs	(429)	(18)	(33)	(148)	(84)	0	(712)
Recoveries	5	11	1,455	220	77	0	1,768
Provision	2,078	19	(1,344)	(158)	14	0	609
ALL balance at March 31, 2017	$5,567	$883	$936	$3,502	$195	$500	$11,583

ALL balance at January 1, 2016	$2,580	$4,129	$722	$3,785	$206	$500	$11,922
Charge-offs	(211)	0	(53)	(90)	(84)	0	(438)
Recoveries	0	100	30	32	42	0	204
Provision	931	(482)	59	32	28	0	568
ALL balance at March 31, 2016	$3,300	$3,747	$758	$3,759	$192	$500	$12,256

The ALL is based on estimates, and actual losses may vary from current estimates. Management believes that the granularity of the homogeneous pools and the related historical loss ratios and other qualitative factors, as well as the consistency in the application of assumptions, result in an ALL that is representative of the risk found in the components of the portfolio at any given date.

As indicated in the table above, provision expense for the first quarter of 2017 was primarily driven by a specific allocation placed on a large participation loan on a mall in Pennsylvania in the CRE portfolio, offset by a net recovery of $1.3 million in the C&I portfolio relating to a prior charge-off on a loan to an ethanol plant.

The following table presents the average recorded investment in impaired loans by class and related interest income recognized for the periods indicated:

	Three months ended			Three months ended
	March 31, 2017			March 31, 2016
(in thousands)	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis
Commercial real estate
Non owner-occupied	$6,366	$6	$0	$1,597	$6	$0
All other CRE	9,320	53	0	13,093	37	0
Acquisition and development
1-4 family residential construction	582	6	0	700	8	0
All other A&D	1,891	23	0	3,869	24	0
Commercial and industrial	290	3	0	1,071	9	0
Residential mortgage
Residential mortgage - term	4,018	33	0	4,519	39	4
Residential mortgage – home equity	224	0	0	298	0	0
Consumer	0	0	0	0	0	0
Total	$22,691	$124	$0	$25,147	$123	$4

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

The following tables present the volume and recorded investment at the time of modification of TDRs by class and type of modification that occurred during the periods indicated:

	Temporary Rate Modification		Extension of Maturity		Modification of Payment and Other Terms
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Three months ended March 31, 2017
Commercial real estate
Non owner-occupied	0	$0	0	$0	0	$0
All other CRE	0	0	0	0	0	0
Acquisition and development
1-4 family residential construction	0	0	0	0	0	0
All other A&D	0	0	1	244	0	0
Commercial and industrial	0	0	0	0	0	0
Residential mortgage
Residential mortgage – term	0	0	1	259	0	0
Residential mortgage – home equity	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Total	0	$0	2	$503	0	$0

	Temporary Rate Modification		Extension of Maturity		Modification of Payment and Other Terms
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Three months ended March 31, 2016
Commercial real estate
Non owner-occupied	0	$0	0	$0	0	$0
All other CRE	0	0	1	203	0	0
Acquisition and development
1-4 family residential construction	0	0	0	0	0	0
All other A&D	0	0	0	0	0	0
Commercial and industrial	0	0	0	0	1	486
Residential mortgage
Residential mortgage – term	0	0	0	0	1	72
Residential mortgage – home equity	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Total	0	$0	1	$203	2	$558

During the three months ended March 31, 2017, there were no new TDRs and two existing TDRs which had reached their original modification maturity were re-modified. These re-modifications did not impact the ALL. During the three months ended March 31, 2017, there were no payment defaults.

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

Note 8 – Other Real Estate Owned

The following table presents the components of other real estate owned (“OREO”) at March 31, 2017 and December 31, 2016:

(in thousands)	March 31, 2017	December 31, 2016
Commercial real estate	$4,028	$3,803
Acquisition and development	5,757	5,944
Residential mortgage	1,217	1,163
Total OREO	$11,002	$10,910

The following table presents the activity in the OREO valuation allowance for the three-month periods ended March 31, 2017 and 2016:

	For the Three Months Ended
	March 31,
(in thousands)	2017	2016
Balance beginning of period	$3,535	$4,430
Fair value write-down	70	9
Sales of OREO	(289)	(615)
Balance at end of period	$3,316	$3,824

The following table presents the components of OREO expenses, net, for the three-month periods ended March 31, 2017 and 2016:

	For the Three Months Ended
	March 31,
(in thousands)	2017	2016
Gains on real estate, net	$(30)	$(67)
Fair value write-down, net	70	9
Expenses, net	169	169
Rental and other income	(35)	(27)
Total OREO expense, net	$174	$84

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

Management believes that the Corporation’s valuation techniques are appropriate and consistent with the techniques used by other market participants. However, the use of different methodologies and assumptions could result in a different estimate of fair values at the reporting date. The valuation techniques used by the Corporation to measure, on a recurring and non-recurring basis, the fair value of assets as of March 31, 2017 are discussed in the paragraphs that follow.

Investments – The investment portfolio is classified and accounted for based on the guidance of ASC Topic 320, Investments – Debt and Equity Securities.

The fair value of investments is determined using a market approach. As of March 31, 2017, the U.S. Government agencies, residential and commercial mortgage-backed securities, collateralized mortgage obligations, and state and political subdivisions bonds segments are classified as Level 2 within the valuation hierarchy. Their fair values were determined based upon market-corroborated inputs and valuation matrices, which were obtained through third party data service providers or securities brokers through which the Corporation has historically transacted both purchases and sales of investment securities.

The CDO segment, which consists of pooled trust preferred securities issued by banks, thrifts and insurance companies, is classified as Level 3 within the valuation hierarchy. At March 31, 2017, the Corporation owned 12 pooled trust preferred securities with an amortized cost of $27.8 million and a fair value of $20.4 million. The market for these securities at March 31, 2017 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive, as few CDOs have been issued since 2007. There are currently very few market participants who are willing to effect transactions in these securities. The market values for these securities or any securities other than those issued or guaranteed by the U.S. Department of the Treasury (the “Treasury”) are depressed relative to historical levels. Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue. Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (a) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at March 31, 2017, (b) an income valuation approach technique (i.e. present value) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than a market approach, and (c) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management relies on an independent third party to prepare both the evaluations of OTTI as well as the fair value determinations for its CDO portfolio. Management believes that the valuations are adequately reflected at March 31, 2017.

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

For Level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2017 and December 31, 2016, the significant unobservable inputs used in the fair value measurements were as follows:

(in thousands)	Fair Value at March 31, 2017	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:

Investment Securities – available for sale	$20,357	Discounted Cash Flow	Discount Rate	Range of LIBOR+ 4.50% to 5.50%

Non-recurring:

Impaired Loans	$5,401	Market Comparable Properties	Marketability Discount	10.0% - 15.1% (1) (weighted avg 10.0%)

Other Real Estate Owned	$30	Market Comparable Properties	Marketability Discount	15%

(in thousands)	Fair Value at December 31, 2016	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:

Investment Securities – available for sale	$20,254	Discounted Cash Flow	Discount Rate	Range of LIBOR+ 4.5% to 5.5%

Non-recurring:

Impaired Loans	$14,537	Market Comparable Properties	Marketability Discount	4.6% - 31.0% (1) (weighted avg 6.5%)

Other Real Estate Owned	$1,201	Market Comparable Properties	Marketability Discount	15%

NOTE:

(1)	Range would include discounts taken since appraisal and estimated values

For assets measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2017 and December 31, 2016 are as follows:

		Fair Value Measurements at March 31, 2017 Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	03/31/2017	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$24,297		$24,297
Commercial mortgage-backed agencies	$50,394		$50,394
Collateralized mortgage obligations	$19,311		$19,311
Obligations of states and political subdivisions	$22,578		$22,578
Collateralized debt obligations	$20,357			$20,357
Financial Derivatives	$786		$786	$
Non-recurring:
Impaired loans	$5,401			$5,401
Other real estate owned	$30			$30

		Fair Value Measurements at December 31, 2016 Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	12/31/2016	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$24,253		$24,253
Commercial mortgage-backed agencies	$52,222		$52,222
Collateralized mortgage obligations	$19,567		$19,567
Obligations of states and political subdivisions	$23,704		$23,704
Collateralized debt obligations	$20,254			$20,254
Financial Derivative	$700			$700
Non-recurring:
Impaired loans	$14,537			$14,537
Other real estate owned	$1,201			$1,201

There were no transfers of assets between any of the fair value hierarchy for the three-month periods ended March 31, 2017 and 2016.

The following tables show a reconciliation of the beginning and ending balances for fair valued assets measured on a recurring basis using Level 3 significant unobservable inputs for the three-month periods ended March 31, 2017 and 2016:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	Investment Securities Available for Sale
Beginning balance January 1, 2017	$20,254
Total gains realized/unrealized:
Included in other comprehensive income	103
Ending balance March 31, 2017	$20,357

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale	Cash Flow Hedge
Beginning balance January 1, 2016	$22,211	$(66)
Total (losses)/gains realized/unrealized:
Included in other comprehensive loss	(2,679)	33
Ending balance March 31, 2016	$19,532	$(33)

Gains (realized and unrealized) included in earnings for the periods identified above are reported in the Consolidated Statement of Operations in Other Operating Income. There were no gains or losses included in earnings attributable to the change in realized/unrealized gains or losses related to the assets for the three- month periods ended March 31, 2017 and 2016.

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

The following tables present fair value information about financial instruments, whether or not recognized in the Consolidated Statement of Financial Condition, for which it is practicable to estimate that value. The actual carrying amounts and estimated fair values of the Corporation’s financial instruments that are included in the Consolidated Statement of Financial Condition are as follows:

	March 31, 2017		Fair Value Measurements
	Carrying	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$60,749	$60,749	$60,749
Interest bearing deposits in banks	2,089	2,089	2,089
Investment securities - AFS	136,937	136,937		$116,580	$20,357
Investment securities - HTM	98,019	98,916		89,854	9,062
Restricted bank stock	5,204	5,204		5,204
Loans, net	882,949	887,746			887,746
Financial derivatives	786	786		786
Accrued interest receivable	3,471	3,471		3,471

Financial Liabilities:
Deposits – non-maturity	790,115	790,115		790,115
Deposits – time deposits	236,753	241,750		241,750
Short-term borrowed funds	35,269	35,269		35,269
Long-term borrowed funds	120,929	122,120		122,120
Accrued interest payable	442	442		442
Off balance sheet financial instruments	0	0	0

	December 31, 2016		Fair Value Measurements
	Carrying	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$60,707	$60,707	$60,707
Interest bearing deposits in banks	2,603	2,603	2,603
Investment securities - AFS	140,000	140,000		$119,746	$20,254
Investment securities - HTM	97,169	97,981		89,031	8,950
Restricted bank stock	5,209	5,209		5,209
Loans, net	882,008	886,712			886,712
Financial derivative	700	700		700
Accrued interest receivable	3,862	3,862		3,862

Financial Liabilities:
Deposits- non-maturity	773,120	773,120		773,120
Deposits- time deposits	241,110	245,762		245,762
Short-term borrowed funds	36,000	36,000		36,000
Long-term borrowed funds	131,737	133,397		133,397
Accrued interest payable	380	380		380
Off balance sheet financial instruments	0	0	0

Loans are measured using a discounted cash flow method. The significant unobservable inputs used in the Level 3 fair value measurements of the Corporation’s loans included in the tables above are calculated based on the Corporation’s internal new volume rate.

Note 10 – Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive loss for the 12 months ended December 31, 2016 and the three-month period ended March 31, 2017:

(in thousands)	Investment securities- with OTTI AFS	Investment securities- all other AFS	Investment securities- HTM	Cash Flow Hedge	Pension Plan	SERP	Total
Accumulated OCL, net:
Balance - January 1, 2016	$(1,942)	$(2,024)	$(1,971)	$(39)	$(12,663)	$(305)	$(18,944)
Other comprehensive income/(loss) before reclassifications	(421)	(929)	0	461	(2,086)	(466)	(3,441)
Amounts reclassified from accumulated other comprehensive loss	(5)	(265)	617	0	517	56	920
Balance - December 31, 2016	$(2,368)	$(3,218)	$(1,354)	$422	$(14,232)	$(715)	$(21,465)
Other comprehensive income before reclassifications	100	73	0	52	32	0	257
Amounts reclassified from accumulated other comprehensive loss	(2)	5	61	0	162	22	248
Balance – March 31, 2017	$(2,270)	$(3,140)	$(1,293)	$474	$(14,038)	$(693)	$(20,960)

The following tables present the components of comprehensive income for the three-month periods ended March 31, 2017 and 2016:

Components of Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the three months ended March 31, 2017
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$166	$(66)	$100
Less: accretable yield recognized in income	2	0	2
Net unrealized gains on investments with OTTI	164	(66)	98

Available for sale securities – all other:
Unrealized holding gains	122	(49)	73
Less: losses recognized in income	(9)	4	(5)
Net unrealized gains on all other AFS securities	131	(53)	78

Held to maturity securities:
Unrealized holding gains	0	0	0
Less: amortization recognized in income	(101)	40	(61)
Net unrealized gains on HTM securities	101	(40)	61

Cash flow hedges:
Unrealized holding gains	86	(34)	52

Pension Plan:
Unrealized net actuarial gain	53	(21)	32
Less: amortization of unrecognized loss	(264)	105	(159)
Less: amortization of transition asset	0	0	0
Less: amortization of prior service costs	(3)	0	(3)
Net pension plan liability adjustment	320	(126)	194

SERP:
Unrealized net actuarial loss	0	0	0
Less: amortization of unrecognized loss	(37)	14	(23)
Less: amortization of prior service costs	1	0	1
Net SERP liability adjustment	36	(14)	22
Other comprehensive income	$838	$(333)	$505

Components of Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the three months ended March 31, 2016
Available for sale (AFS) securities with OTTI:
Unrealized holding losses	$(1,496)	$597	$(899)
Less: accretable yield recognized in income	36	(14)	22
Net unrealized losses on investments with OTTI	(1,532)	611	(921)

Available for sale securities – all other:
Unrealized holding gains	929	(371)	558
Less: gains recognized in income	206	(82)	124
Net unrealized gains on all other AFS securities	723	(289)	434

Held to maturity securities:
Unrealized holding gains	0	0	0
Less: amortization recognized in income	(237)	94	(143)
Net unrealized gains on HTM securities	237	(94)	143

Cash flow hedges:
Unrealized holding losses	(551)	220	(331)

Pension Plan:
Unrealized net actuarial loss	(571)	228	(343)
Less: amortization of unrecognized loss	(212)	85	(127)
Less: amortization of transition asset	0	0	0
Less: amortization of prior service costs	(3)	0	(3)
Net pension plan liability adjustment	(356)	143	(213)

SERP:
Unrealized net actuarial loss	0	0	0
Less: amortization of unrecognized loss	(19)	8	(11)
Less: amortization of prior service costs	(5)	1	(4)
Net SERP liability adjustment	24	(9)	15
Other comprehensive loss	$(1,455)	$582	$(873)

The following table presents the details of amount reclassified from accumulated other comprehensive loss for the three-month periods ended March 31, 2017 and 2016:

Amounts Reclassified from Accumulated Other Comprehensive Loss (in thousands)	For the Three months ended March 31, 2017	For the Three months ended March 31, 2016	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on investment securities with OTTI:
Accretable yield	$2	$36	Interest income on taxable investment securities
Taxes	0	(14)	Tax expense
	$2	$22	Net of tax
Unrealized gains and losses on available for sale investment securities - all others:
(Losses)/gains on sales	$(9)	$206	Net gains
Taxes	4	(82)	Tax benefit/(expense)
	$(5)	$124	Net of tax
Unrealized losses on held to maturity securities:
Amortization	$(101)	$(237)	Interest income on taxable investment securities
Taxes	40	94	Tax benefit
	$(61)	$(143)	Net of tax
Net pension plan liability adjustment:
Amortization of unrecognized loss	(264)	(212)	Salaries and employee benefits
Amortization of transition asset	0	0	Salaries and employee benefits
Amortization of prior service costs	(3)	(3)	Salaries and employee benefits
Taxes	105	85	Tax benefit
	$(162)	$(130)	Net of tax
Net SERP liability adjustment:
Amortization of unrecognized loss	(37)	(19)	Salaries and employee benefits
Amortization of prior service costs	1	(5)	Salaries and employee benefits
Taxes	14	9	Tax benefit
	$(22)	$(15)	Net of tax

Total reclassifications for the period	$(248)	$(142)	Net of tax

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

$20.6 million—floating rate payable quarterly based on three-month LIBOR plus 275 basis points (3.90% at March 31, 2017), maturing in 2034, became redeemable five years after issuance at First United Corporation’s option.

$10.3 million—floating rate payable quarterly based on three-month LIBOR plus 275 basis points (3.90% at March 31, 2017) maturing in 2034, became redeemable five years after issuance at First United Corporation’s option.

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

In March 2017, the Corporation repaid all of the outstanding TPS Debentures issued to and held by Trust III, and Trust III in turn redeemed all of its outstanding securities from its security holders. The $10.8 million repayment was consummated following the Corporation’s common stock rights offering that closed on March 20, 2017. See Note 19 for further details on the Rights offering.

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

On March 21, 2017, an additional 10,000 shares of the Series A Preferred Stock, having an aggregate liquidation amount of $10.0 million were redeemed, on a pro rata basis from each of the holders.

The terms of the Series A Preferred Stock call for the payment, if declared by the Corporation’s Board of Directors, of cash dividends on February 15th, May 15th, August 15th and November 15th of each year. The holders of the Series A Preferred Stock are entitled to receive, if and when declared by the Board of Directors, out of assets legally available for payment, cumulative cash dividends at a rate per annum of 9% per share of Series A Preferred Stock on a liquidation amount of $1,000 per share with respect to each dividend period from and after February 15, 2014. Under the terms of the Series A Preferred Stock, First United Corporation may, at its option and after consulting with the Reserve Bank, redeem shares of Series A Preferred Stock, in whole or in part, at any time and from time to time, for cash at a per share amount equal to the sum of the liquidation preference per share plus any accrued and unpaid dividends to but excluding the redemption date.

Note 13 – Borrowed Funds

The following is a summary of short-term borrowings with original maturities of less than one year:

(Dollars in thousands)	Three months ended March 31, 2017	Year ended December 31, 2016
Securities sold under agreements to repurchase:
Outstanding at end of period	$35,269	$36,000
Weighted average interest rate at end of period	0.18%	0.16%
Maximum amount outstanding as of any month end	$35,269	$39,456
Average amount outstanding	$32,628	$30,899
Approximate weighted average rate during the period	0.20%	0.19%

At March 31, 2017, the repurchase agreements were secured by $ 48.0 million in investment securities issued by government related agencies. A minimum of 102% of fair value is pledged against account balances.

The following is a summary of long-term borrowings with original maturities exceeding one year:

	March 31,	December 31,
(in thousands)	2017	2016
FHLB advances, bearing fixed interest at rates ranging from 1.54% to 3.69% at March 31, 2017	$90,000	$90,007
Junior subordinated debt, bearing variable interest rate of 3.90% at March 31, 2017	30,929	30,929
Junior subordinated debt, bearing fixed interest rate of 0.00% at March 31, 2017	0	10,801
Total long-term debt	$120,929	$131,737

At March 31, 2017, the long-term FHLB advances were secured by $252.4 million in loans.

The contractual maturities of all long-term borrowings are as follows:

	March 31, 2017			December 31, 2016
(in thousands)	Fixed Rate	Floating Rate	Total	Total
Due in 2018	$20,000	$0	$20,000	$20,000
Due in 2019	20,000	0	20,000	20,000
Due in 2020	30,000	0	30,000	30,000
Due in 2021	20,000	0	20,000	20,000
Thereafter	0	30,929	30,929	41,737
Total long-term debt	$90,000	$30,929	$120,929	$131,737

Note 14 – Employee Benefit Plans

The following tables present the components of the net periodic pension plan cost for First United Corporation’s Defined Benefit Pension Plan (the “Pension Plan”) and the Bank’s Supplemental Executive Retirement Plan (“SERP”) for the periods indicated:

Pension	For the Three months ended
	March 31,
(in thousands)	2017	2016
Service cost	$70	$76
Interest cost	413	435
Expected return on assets	(751)	(673)
Amortization of transition asset	0	0
Amortization of net actuarial loss	264	212
Amortization of prior service cost	3	3
Net pension (credit)/expense included in employee benefits	$(1)	$53

SERP	For the Three months ended
	March 31,
(in thousands)	2017	2016
Service cost	$26	$25
Interest cost	72	62
Amortization of recognized loss	37	19
Amortization of prior service cost	(1)	5
Net SERP expense included in employee benefits	$134	$111

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

The Corporation will assess the need for future annual contributions to the pension plan based upon its funded status and an evaluation of the future benefits to be provided thereunder. A contribution of $3.0 million was made to the pension plan during the first quarter of 2017. The Corporation expects to fund the annual projected benefit payments for the SERP from operations.

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

In January 2016, the Board of Directors of First United Corporation approved a discretionary contribution in the amount of $63,500 for two employees. Expense for the first three months of 2017 for the Participation Agreement was $7,943. In January 2017, the Board of Directors of First United Corporation approved a discretionary contribution in the amount of $112,708 for four employees. Expense for the first three months of 2017 for the Participation Agreement was $14,089.

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

Stock-based awards were made to non-employee directors in May 2016 pursuant to First United Corporation’s director compensation policy. Each director receives an annual retainer of 1,000 shares of First United Corporation common stock, plus $10,000 to be paid, at the director’s election, in cash or additional shares of common stock. In 2016, a total of 14,384 fully-vested shares of common stock were issued to directors, which had a fair market value of $10.34. Director stock compensation expense was $37,183 for the three months ended March 31, 2017 and $35,889 for the three months ended March 31, 2016.

Note 16 – Letters of Credit and Off Balance Sheet Liabilities

The Corporation does not issue any guarantees that would require liability recognition or disclosure other than the standby letters of credit issued by the Bank.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, the Bank’s letters of credit are issued with expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting these commitments.  The Bank had $1.6 million of outstanding standby letters of credit each of at March 31, 2017 and December 31, 2016. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required by the letters of credit.  Management does not believe that the amount of the liability associated with guarantees under standby letters of credit outstanding at March 31, 2017 and December 31, 2016 is material.

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

The fair value of the interest rate swap contracts was $.8 million and $.7 million at March 31, 2017 and December 31, 2016, respectively.

For the three months ended March 31, 2017, the Corporation recorded an increase in the value of the derivatives of $86 thousand and the related deferred tax of $34 thousand in net accumulated other comprehensive loss to reflect the effective portion of cash flow hedges. ASC Subtopic 815-30 requires this amount to be reclassified to earnings if the hedge becomes ineffective or is terminated. There was no hedge ineffectiveness recorded for the three months ending March 31, 2017. The Corporation does not expect any losses relating to these hedges to be reclassified into earnings within the next 12 months.

Interest rate swap agreements are entered into with counterparties that meet established credit standards and the Corporation believes that the credit risk inherent in these contracts is not significant as of March 31, 2017.

The table below discloses the impact of derivative financial instruments on the Corporation’s Consolidated Financial Statements for the three- months ended March 31, 2017 and 2016.

Derivative in Cash Flow Hedging
Relationships

(in thousands)	Amount of gain recognized in OCI on derivative (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion) (a)	Amount of gain or (loss) recognized in income or derivative (ineffective portion and amount excluded from effectiveness testing) (b)
Interest rate contracts:
Three months ended:
March 31, 2017	$52	$0	$0
March 31, 2016	(331)	0	0

Notes:

(a) Reported as interest expense

(b) Reported as other income

Note 18 – Variable Interest Entities (VIE)

As noted in Note 11, First United Corporation created the Trusts for the purposes of raising regulatory capital through the sale of mandatorily redeemable preferred capital securities to third party investors and common equity interests to First United Corporation. The Trusts are considered Variable Interest Entities (“VIEs”), but are not consolidated because First United Corporation is not the primary beneficiary of the Trusts. At March 31, 2017, the Corporation reported all of the $30.9 million of TPS Debentures issued in connection with these offerings as long-term borrowings and it reported its $.9 million equity interest in the Trusts as “Other Assets”.

In November 2009, the Bank became a 99.99% limited partner in Liberty Mews Limited Partnership (“Liberty Mews”), a Maryland limited partnership formed for the purpose of acquiring, developing and operating low-income housing units in Garrett County, Maryland. The Partnership was financed with a total of $10.6 million of funding, including a $6.1 million equity contribution from the Bank as the limited partner. Liberty Mews used the proceeds from these sources to purchase the land and construct a 36-unit low income housing rental complex at a total cost of $10.6 million. The total assets of Liberty Mews were approximately $8.8 million at March 31, 2017 and December 31, 2016.

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

The Corporation’s tax expense for the three months ended March 31, 2017 was approximately $.1 million lower as a result of the impact of the tax credits and the tax losses relating to the partnership.

At March 31, 2017 and December 31, 2016, the Corporation included its total investment in Liberty Mews in “Other Assets” in its Consolidated Statement of Financial Condition. As of March 31, 2017, the Bank’s commitment in Liberty Mews was fully funded. The following table presents details of the Bank’s involvement with Liberty Mews at the dates indicated:

	March 31,	December 31,
(in thousands)	2017	2016
Investment in LIHTC Partnership
Carrying amount on Balance Sheet of:
Investment (Other Assets)	$3,061	$3,223
Maximum exposure to loss	3,061	3,223

Note 19 – Common Stock Rights Offering

On March 20, 2017, First United Corporation completed a common stock rights offering to existing shareholders in which it sold an aggregate of 783,626 shares of common stock at a subscription price of $11.93 per share, resulting in aggregate gross proceeds of approximately $9.4 million (the “Rights Offering”). Net proceeds from the Rights Offering amounted to approximately $9.2 million, reflecting $144,667 in offering-related expenses. The Corporation used the proceeds to partially offset the redemption of $10.0 million of Series A Preferred Stock and the full repayment of $10.8 million of junior subordinated debentures, both of which were completed in March 2017.

Note 20 – Assets and Liabilities Subject to Enforceable Master Netting Arrangements

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

The following table presents the liabilities subject to an enforceable master netting arrangement or repurchase agreements at March 31, 2017 and December 31, 2016.

				Gross Amounts Not Offset in the Statement of Condition
(In thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Condition	Net Amounts of Liabilities Presented in the Statement of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
March 31, 2017
Interest Rate Swap Agreements	$(786)	$0	$(786)	$786	$0	$0

Repurchase Agreements	$35,269	$0	$35,269	$(35,269)	$0	$0
December 31, 2016
Interest Rate Swap Agreements	$(700)	$0	$(700)	$700	$0	$0

Repurchase Agreements	$36,000	$0	$36,000	$(36,000)	$0	$0

Note 21 – Adoption of New Accounting Standards and Effects of New Accounting Pronouncements

In March 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-08, Receivables- Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchases Callable Debt Securities. ASU 2017-08 amends guidance on the amortization period of premiums on certain purchases callable debt securities. The amendments shorten the amortization period of premiums on certain purchases callable debt securities to the earliest call date. ASU 2017-08 is effective for public business entities that are SEC filers for annual periods beginning after December 15, 2018, and interim periods within those annual periods, for public entities that are not SEC filers for annual periods beginning after December 15, 2019 and for all other entities for annual periods beginning after December 15, 2020 with early adoption permitted. The Corporation is evaluating the provisions of ASU 2017-08 but believes that its adoption will not have a material impact on the Corporation’s financial condition or results of operations.

In March 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 requires an entity to present net periodic pension cost and net periodic postretirement benefit cost as a net amount that may be capitalized as part of an asset when appropriate. ASU 2017-07 is effective for public business entities that are SEC filers for annual periods beginning after December 15, 2017, and interim periods within those annual periods, for public entities that are not SEC filers for annual periods beginning after December 15, 2018 and for all other entities for annual periods beginning after December 15, 2019 with early adoption permitted. The Corporation is evaluating the provisions of ASU 2017-07 but believes that its adoption will not have a material impact on the Corporation’s financial condition or results of operations.

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

At March 31, 2017, the Corporation had total assets of $1.3 billion, net loans of $882.9 million, and deposits of $1.0 billion. Shareholders’ equity at March 31, 2017 was $114.9 million.

The Corporation maintains an Internet site at www.mybank.com on which it makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC.

ESTIMATES AND CRITICAL ACCOUNTING POLICIES

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. (See Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of Part II of First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016). On an on-going basis, management evaluates estimates, including those related to loan losses and intangible assets, other-than-temporary impairment (“OTTI”) of investment securities, income taxes, fair value of investments and pension plan assumptions. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

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

Goodwill and Other Intangible Assets

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles - Goodwill and Other, establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill.  The $11.0 million recorded as goodwill at March 31, 2017 is primarily related to the Bank’s 2003 acquisition of Huntington National Bank branches and is not subject to periodic amortization.

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

RECENT DEVELOPMENT

On November 7, 2016, the Corporation announced that it had filed a Registration Statement on Form S-1 (the “Registration Statement”) with the SEC in connection with a proposed common stock rights offering (the “Rights Offering”). On February 8, 2017, the Registration Statement was declared effective by the SEC. Shortly thereafter, the Corporation distributed, at no charge and on a pro-rata basis, non-transferable rights to purchase an aggregate of 783,626 shares of the Corporation’s common stock at a subscription price of $11.93 per share. Rights were distributed to each person who held shares of the common stock as of 5:00 p.m., Eastern Standard Time, on November 28, 2016. The offering period expired at 5:00 pm on March 17, 2017. The Rights Offering, which was fully subscribed by rights holders, was closed on March 20, 2017. In the Rights Offering, the Corporation sold an aggregate of 783,626 shares of common stock (all of the offered shares) at $11.93 per share for aggregate gross proceeds of approximately $9.4 million. After accounting for $144,667 in offering-related expenses, net proceeds from the Rights Offering were approximately $9.2 million, which the Corporation used to offset the impact of the redemption of $10.0 million of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”), and repayment of $10.8 million of its junior subordinated debentures (“TPS Debentures”) issued to and held by Trust III, both of which also occurred in March 2017.

SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data for the three-month periods ended March 31, 2017 and 2016 and is qualified in its entirety by the detailed information and unaudited financial statements, including the notes thereto, included elsewhere in this quarterly report.

	As of or for the Three months ended March 31,
	2017	2016
Per Share Data
Basic and diluted net income per common share	$0.22	$0.19
Basic and diluted book value per common share	$14.87	$14.57

Significant Ratios
Return on Average Assets (a)	0.61%	0.57%
Return on Average Equity (a)	7.00%	6.52%
Average Equity to Average Assets	8.71%	8.71%

 Note: (a) Annualized

RESULTS OF OPERATIONS

Overview

Consolidated net income available to common shareholders was $1.4 million for the first three months of 2017, compared to $1.2 million for the same period of 2016. Basic and diluted net income per common share for the first three months of 2017 were both $.22, compared to basic and diluted net income per common share of $.19 for the same period of 2016. The increase in earnings was primarily due to a decrease of $.5 million in other operating expenses, specifically a decrease of $.3 million in Federal Deposit Insurance Corporation (“FDIC”) premiums, a decrease of $.1 million in preferred stock dividends due to the redemption of $10.0 million of Series A Preferred Stock in February 2016 and a decrease of $.3 million in other expenses related to a reserve for a litigation claim in the first quarter of 2016. These decreases were offset by reduced income from gains on the investment portfolio when compared to the first quarter of 2016 as well as increased data processing expenses related to the implementation of new services and increased other real estate owned (“OREO”) expenses for valuation write-downs, taxes and legal expenses. The net interest margin for the first three months of 2017, the year ended December 31, 2016 and the first three months of 2016, on a fully tax equivalent (“FTE”) basis, was 3.27%, 3.19% and 3.23%, respectively.

The provision for loan losses was $.6 million for both the three months ended March 31, 2017 and the three months ended March 31, 2016. Provision expense for the first quarter of 2017 was primarily driven by a specific allocation placed on a large participation loan on a mall in Pennsylvania, offset by a net recovery of $1.3 million relating to a prior charge-off on a loan to an ethanol plant as compared to provision expense for the first quarter of 2016 for increased loan growth. Specific allocations have been made for impaired loans where management has determined that the collateral supporting the loans is not adequate to cover the loan balance, and the qualitative factors affecting the ALL have been adjusted based on the current economic environment and the characteristics of the loan portfolio.

Net interest income was stable comparing the three months ended March 31, 2017 and March 31, 2016. Interest income comparing these periods was down $.1 million due to reduced investment income of $.3 million offset by increases of $.1 million in interest on loans and $.1 million in other interest income.

Interest expense on our interest-bearing liabilities decreased by $.1 million during the three months ended March 31, 2017 when compared to the same period of 2016 due to a $30.0 million reduction on interest-bearing liabilities, which resulted from the reduction of the average balance of long-term borrowings related to the payoff of a $15.0 million FHLB advance in December 2016.

Other operating income decreased $.2 million during the first three months of 2017 when compared to the same period of 2016. This decrease was primarily attributable to a $.2 million decrease in the net gains on sales of investment securities and a decrease in brokerage commissions, offset slightly by increased trust department income and debit card income.

Operating expenses decreased $.5 million in the first three months of 2017 when compared to the same period of 2016. This was due primarily a $.3 million decrease in FDIC premiums and a $.3 million decrease in other miscellaneous expenses relating to reserves for a litigation claim in the first quarter of 2016, offset by an increase of $.1 million in data processing expenses relating to the implementation of new services.

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

The following table sets forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the three-month periods ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017			2016
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Assets
Loans	$892,594	$9,657	4.39%	$888,748	$9,566	4.33%
Investment Securities:
Taxable	217,883	1,300	2.42%	239,979	1,555	2.61%
Non taxable	17,122	370	8.76%	24,248	376	6.24%
Total	235,005	1,670	2.88%	264,227	1,931	2.94%
Federal funds sold	42,203	75	0.72%	27,189	22	0.32%
Interest-bearing deposits with other banks	2,370	2	0.34%	1,526	1	0.18%
Other interest earning assets	5,209	67	5.22%	5,904	67	4.56%
Total earning assets	1,177,381	11,471	3.95%	1,187,594	11,587	3.92%
Allowance for loan losses	(10,319)			(12,059)
Non-earning assets	150,107			145,605
Total Assets	$1,317,169			$1,321,140

Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$168,622	$27	0.06%	$181,040	$52	0.12%
Interest-bearing money markets	232,341	101	0.19%	230,625	66	0.11%
Savings deposits	152,636	43	0.11%	143,677	41	0.11%
Time deposits:
Less than $100k	117,524	287	0.99%	132,054	337	1.03%
$100k or more	119,033	310	1.06%	118,218	308	1.05%
Short-term borrowings	32,706	16	0.20%	30,514	13	0.17%
Long-term borrowings	130,771	1,174	3.64%	147,529	1,212	3.30%
Total interest-bearing liabilities	953,633	1,958	0.84%	983,657	2,029	0.83%
Non-interest-bearing deposits	226,929			201,326
Other liabilities	21,884			21,051
Shareholders’ Equity	114,723			115,106
Total Liabilities and Shareholders’ Equity	$1,317,169			$1,321,140
Net interest income and spread		$9,513	3.11%		$9,558	3.09%
Net interest margin			3.27%			3.23%

Note:

(1)	The above table reflects the average rates earned or paid stated on an FTE basis assuming a 35% tax rate. Non-GAAP interest income on a fully taxable equivalent was $144 and $150, respectively.
(2)	Net interest margin is calculated as net interest income divided by average earning assets.
(3)	The average yields on investments are based on amortized cost.

Net interest income, on an FTE basis, decreased $45 thousand (.47%) during the first three months of 2017 over the same period in 2016 due to a $.1 million (1.00%) decrease in interest income, offset by a $71 thousand (3.50%) decrease in interest expense. The net interest margin for the first three months of 2017 was 3.27% compared to 3.23% for the first three months of 2016.

Comparing the first three months of 2017 to the same period of 2016, the slight decrease in interest income was due to a decrease of $.3 million in interest income on investments. This decrease was due primarily to the decrease in average investment balances of $29.2 million. The decrease in the balances of the investment portfolio was primarily due to using the scheduled cashflow for loan funding throughout 2016, offset by an increase in interest income on loans due to a $3.8 million increase in average loans and an increase in the rate earned of 6 basis points.

Interest expense decreased slightly ($116 thousand) during the first three months of 2017 when compared to the same period of 2016 due to a decrease of $30.0 million on our average balance of interest-bearing liabilities. This decrease was primarily due to the reduction of long-term borrowings from the payoff of a $15.0 million FHLB advance at its maturity in December 2016 and a reduction of $13.7 million in higher cost certificates of deposit.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense for our average interest-earning assets and average interest-bearing liabilities for the three-month periods ended March 31, 2017 and 2016:

	2017 Compared to 2016
(in thousands and tax equivalent basis)	Volume	Rate	Net
Interest Income:
Loans	$169	(78)	91
Taxable Investments	(535)	280	(255)
Non-taxable Investments	(624)	618	(6)
Federal funds sold	108	(55)	53
Other interest earning assets	8	(7)	1
Total interest income	(874)	758	(116)

Interest Expense:
Interest-bearing demand deposits	(8)	(17)	(25)
Interest-bearing money markets	3	32	35
Savings deposits	10	(8)	2
Time deposits less than $100	(144)	94	(50)
Time deposits $100 or more	9	(7)	2
Short-term borrowings	4	(1)	3
Long-term borrowings	(610)	572	(38)
Total interest expense	(736)	665	(71)

Net interest income	$(138)	$93	$(45)

Note:

(1)	The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

The provision for loan losses was $.6 million for both the three months ended March 31, 2017 and 2016.  Provision expense for the first quarter of 2017 was related to a specific allocation placed on a large participation loan on a mall in Pennsylvania, offset by net recoveries including a $1.3 million recovery on a prior charge-off on a loan to an ethanol plant. Provision expense for the first quarter of 2016 was related to increased loan growth. Management strives to ensure that the ALL reflects a level commensurate with the risk inherent in our loan portfolio.

Other Operating Income

Other operating income, exclusive of gains, increased $64 thousand during the first three months of 2017 when compared to the same period of 2016. This increase was primarily attributable to increases in trust department and debit card income, offset slightly by decreases in service charges, primarily NSF income, and decreased brokerage commissions.

Net gains of $5 thousand were reported in other income for the first three months of 2017 compared to net gains of $.2 million during the same period of 2016. The decrease resulted from the absence of sales of investment securities in the first quarter of 2017.

The following table shows the major components of other operating income for the three-month periods ended March 31, 2017 and 2016, exclusive of net gains:

	Income as % of Total Other Operating Income
	For the Three months ended
	March 31,
	2017	2016
Service charges	21%	23%
Trust department	44%	42%
Debit card Income	16%	14%
Bank owned life insurance	9%	9%
Brokerage commissions	6%	8%
Other income	4%	4%
	100%	100%

Other Operating Expenses

Operating expenses decreased $.5 million in the first three months of 2017 when compared to the same period of 2016. This was due primarily by a $.3 million decrease in FDIC premiums and a $.3 million decrease in other miscellaneous expenses, relating to a reserve for a litigation claim in the first quarter of 2016, offset by an increase of $.1 million in data processing expenses due to the implementation of new services.

The composition of other operating expenses for the three-month periods ended March 31, 2017 and 2016 is illustrated in the following table.

	Expense as % of Total Other Operating Expenses
	For the Three months ended
	March 31,
	2017	2016
Salaries and employee benefits	53%	54%
FDIC premiums	3%	4%
Occupancy, equipment and data processing	20%	19%
Professional Services	3%	3%
Other real estate owned	2%	1%
Other	19%	19%
	100%	100%

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

The effective tax rate for the first three months of 2017 was 28.6%, compared to an effective tax rate of 26.6% for the first three months of 2016. Our effective income tax rates differed from the 35% federal statutory rate due to the effects of tax-exempt income on loans, securities and bank-owned life insurance, as well as the low income housing tax credits.

FINANCIAL CONDITION

Balance Sheet Overview

When compared to December 31, 2016, total assets at March 31, 2017 remained stable at $1.3 billion. During the first three months of 2017, cash and interest-bearing deposits in other banks decreased $.5 million, the investment portfolio decreased $2.2 million and gross loans increased $2.6 million. Total liabilities remained steady at $1.2 million. Long-term borrowings decreased by $10.8 million due to the repayment in that amount of junior subordinated debentures following the Rights Offering. Comparing March 31, 2017 to December 31, 2016, shareholders’ equity increased $1.1 million as a result of $9.2 million in net proceeds from the Rights Offering and earnings of $1.4 million during the first three months of 2017, offset by the redemption of $10.0 million of outstanding shares of Series A Preferred Stock in March 2017.

Loan Portfolio

The following table presents the composition of our loan portfolio at the dates indicated:

(dollars in thousands)	March 31, 2017		December 31, 2016
Commercial real estate	$294,781	33%	$297,959	33%
Acquisition and development	107,408	12%	104,282	12%
Commercial and industrial	74,593	8%	72,346	8%
Residential mortgage	393,988	44%	393,416	44%
Consumer	23,762	3%	23,923	3%
Total Loans	$894,532	100%	$891,926	100%

Comparing March 31, 2017 to December 31, 2016, outstanding loans increased by $2.6 million (.29%). Commercial real estate (“CRE”) loans decreased $3.2 million due primarily to the paydown of $2.5 million on one large non-accrual loan. Acquisition and development (“A&D”) loans increased $3.1 million. Commercial and industrial (“C&I”) loans increased $2.2 million. Residential mortgages increased slightly due to continued activity in the 1-4 family residential loans offset by payoffs of home equity balances. The consumer portfolio decreased slightly by $.2 million from scheduled amortization. Approximately 38% of the commercial loan portfolio was collateralized by real estate at March 31, 2017, compared to 39% at December 31, 2016.

Risk Elements of Loan Portfolio

The following table presents the risk elements of our loan portfolio at the dates indicated. Management is not aware of any potential problem loans other than those listed in this table or discussed below.

(dollars in thousands)	March 31, 2017	% of Applicable Portfolio	December 31, 2016	% of Applicable Portfolio
Non-accrual loans:
Commercial real estate	$9,096	3.09%	$12,211	4.10%
Acquisition and development	50	0.05%	45	0.01%
Commercial and industrial	0	0.00%	0	0.00%
Residential mortgage	1,747	0.06%	1,690	0.40%
Consumer	0	0.00%	0	0.00%
Total non-accrual loans	$10,893	1.22%	$13,946	1.56%

Accruing Loans Past Due 90 days or more:
Commercial real estate	$0		$0
Acquisition and development	0		0
Commercial and industrial	10		11
Residential mortgage	158		382
Consumer	28		27
Total loans past due 90 days or more	$196		$420

Total non-accrual and accruing loans past due 90 days or more	$11,089		$14,366

Restructured Loans (TDRs):
Performing	$7,168		$7,336
Non-accrual (included above)	1,858		1,987
Total TDRs	$9,026		$9,323

Other real estate owned	$11,002		$10,910

Impaired loans without a valuation allowance	$13,982		$23,131
Impaired loans with a valuation allowance	6,872		869
Total impaired loans	$20,854		$24,000

Valuation allowance related to impaired loans	$1,950		$260

Performing loans considered to be impaired (including performing troubled debt restructurings, or TDRs), as defined and identified by management, amounted to $10.3 million at March 31, 2017 and December 31, 2016. Loans are identified as impaired when, based on current information and events, management determines that we will be unable to collect all amounts due according to contractual terms. These loans consist primarily of A&D loans and CRE loans. The fair values are generally determined based upon independent third party appraisals of the collateral or discounted cash flows based upon the expected proceeds. Specific allocations have been made where management believes there is insufficient collateral to repay the loan balance if liquidated and there is no secondary source of repayment available.

The following table presents the details of impaired loans that are TDRs by class at March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Performing
Commercial real estate
Non owner-occupied	3	$381	3	$385
All other CRE	3	3,009	3	3,044
Acquisition and development
1-4 family residential construction	1	582	1	582
All other A&D	2	1,789	2	1,898
Commercial and industrial	0	0	0	0
Residential mortgage
Residential mortgage – term	9	1,407	9	1,427
Residential mortgage – home equity	0	0	0	0
Consumer	0	0	0	0
Total performing	18	$7,168	18	$7,336

Non-accrual
Commercial real estate
Non owner-occupied	0	$0	0	$0
All other CRE	3	1,593	3	1,594
Acquisition and development
1-4 family residential construction	0	0	0	0
All other A&D	0	0	0	0
Commercial and industrial	0	0	0	0
Residential mortgage
Residential mortgage – term	2	265	3	393
Residential mortgage – home equity	0	0	0	0
Consumer	0	0	0	0
Total non-accrual	5	1,858	6	1,987
Total TDRs	23	$9,026	24	$9,323

The level of TDRs decreased $.3 million during the three months ended March 31, 2017. There was one non-accrual loan totaling $.1 million that paid off during the three months ended March 31, 2017. Additionally, $.2 million in net principal payments were received during the same time period.

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

The following table presents a summary of the activity in the ALL for the three months ended March 31:

(dollars in thousands)	2017	2016
Balance, January 1	$9,918	$11,922
Charge-offs:
Commercial real estate	(429)	(211)
Acquisition and development	(18)	0
Commercial and industrial	(33)	(53)
Residential mortgage	(148)	(90)
Consumer	(84)	(84)
Total charge-offs	(712)	(438)
Recoveries:
Commercial real estate	5	0
Acquisition and development	11	100
Commercial and industrial	1,455	30
Residential mortgage	220	32
Consumer	77	42
Total recoveries	1,768	204
Net credit recoveries/(losses)	1,056	(234)
Provision for loan losses	609	568
Balance at end of period	$11,583	$12,256

Allowance for loan losses to gross loans outstanding (as %)	1.29%	1.36%
Net (recoveries)/charge-offs to average loans outstanding during the period, annualized (as %)	-0.47%	0.11%

The ALL increased to $11.6 million at March 31, 2017, from $9.9 million at December 31, 2016. The provision for loan losses for the first three months of 2017 remained stable at $.6 million when compared to the first three months of 2016. Net recoveries of $1.1 million were recorded for the three months ended March 31, 2017 compared to $.2 million in net charge-offs for the three months ended March 31, 2016. The ratio of the ALL to loans outstanding was 1.29% at March 31, 2017, 1.11% at December 31, 2016, and 1.36% at March 31, 2016.

The ratio of net recoveries to average loans for the three months ended March 31, 2017 was an annualized .47%, compared to an annualized net charge-off rate of .11% for the same period in 2016 and .57% for the year ended December 31, 2016. The CRE portfolio had an annualized net charge-off rate as of March 31, 2017 of .57% compared to 1.80% as of December 31, 2016. The A&D loans had an annualized net charge-off rate as of March 31, 2017 of .03% compared to an annualized net recovery rate of .98% as of December 31, 2016. The C&I loans had a net recovery rate of 7.75% as of March 31, 2017 compared to a net charge-off rate of .69% as of December 31, 2016. The improvement was due to a $1.3 million recovery recorded in the first quarter of 2017 on a loan to an ethanol plant that had been charged-off in a prior period. The residential mortgage ratios were a net recovery rate of .07% as of March 31, 2017 compared to a net charge-off rate of .07% as of December 31, 2016, and the consumer loan ratios were net charge-off rates of .12% and .77% as of March 31, 2017 and December 31, 2016, respectively.

Management believes that the ALL at March 31, 2017 is adequate to provide for probable losses inherent in our loan portfolio. Amounts that will be recorded for the provision for loan losses in future periods will depend upon trends in the loan balances, including the composition of the loan portfolio, changes in loan quality and loss experience trends, potential recoveries on previously charged-off loans and changes in other qualitative factors. Management also applies interest rate risk, collateral value and debt service sensitivity analyses to the Commercial real estate loan portfolio and obtains new appraisals on specific loans under defined parameters to assist in the determination of the periodic provision for loan losses.

Investment Securities

At March 31, 2017, the total amortized cost basis of the available-for-sale investment portfolio was $146.2 million, compared to a fair value of $136.9 million. Unrealized gains and losses on securities available-for-sale are reflected in accumulated other comprehensive loss, a component of shareholders’ equity. The amortized cost basis of the held to maturity portfolio was $98.0 million, compared to a fair value of $98.9 million.

The following table presents the composition of our securities portfolio at amortized cost and fair values at the dates indicated:

	March 31, 2017			December 31, 2016
	Amortized	Fair Value	FV as %	Amortized	Fair Value	FV as %
(dollars in thousands)	Cost	(FV)	of Total	Cost	(FV)	of Total
Securities Available-for-Sale:
U.S. government agencies	$25,000	$24,297	18%	$25,000	$24,253	17%
Commercial mortgage-backed agencies	51,321	50,394	37%	52,978	52,222	37%
Collateralized mortgage obligations	19,670	19,311	14%	19,953	19,567	14%
Obligations of state and political subdivisions	22,423	22,578	16%	23,700	23,704	17%
Collateralized debt obligations	27,790	20,357	15%	27,930	20,254	15%
Total available for sale	$146,204	$136,937	100%	$149,561	$140,000	100%
Securities Held to Maturity:
U.S. government agencies	$15,772	$16,290	16%	$15,738	$16,250	17%
Residential mortgage-backed agencies	51,515	51,312	52%	50,384	50,265	51%
Commercial mortgage-backed agencies	17,509	17,761	18%	17,584	17,832	18%
Collateralized mortgage obligations	4,593	4,491	5%	4,833	4,684	5%
Obligations of state and political subdivisions	8,630	9,062	9%	8,630	8,950	9%
Total held to maturity	$98,019	$98,916	100%	$97,169	$97,981	100%

Total investment securities available-for-sale decreased $3.1 million since December 31, 2016. This decline during the first three months was due to calls on investments. At March 31, 2017, the securities classified as available-for-sale included a net unrealized loss of $9.3 million, which represents the difference between the fair value and amortized cost of securities in the portfolio.

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

Approximately $116.6 million of the available-for-sale portfolio was valued using Level 2 pricing and had net unrealized gains of $1.9 million at March 31, 2017. The remaining $20.4 million of the securities available-for-sale represents the entire CDO portfolio, which was valued using significant unobservable inputs (Level 3 assets). The $7.4 million in net unrealized losses associated with this portfolio relates to 12 pooled trust preferred securities that comprise the CDO portfolio. Net unrealized losses of $3.8 million represent non-credit related OTTI charges on eight of the securities, while $3.6 million of unrealized losses relates to four securities which have had no credit related OTTI.

The following table provides a summary of the trust preferred securities in the CDO portfolio and the credit status of these securities as of March 31, 2017:

Level 3 Investment Securities Available for Sale

(Dollars in Thousands)

Investment Description		First United Level 3 Investments				Security Credit Status
Deal	Class	Amortized Cost	Fair Market Value	Unrealized Gain/(Loss)	Lowest Credit Rating	Original collateral	Deferrals/ Defaults as % of Original Collateral	Performing Collateral	Collateral Support	Collateral Support as % of Performing Collateral	Number of Performing Issuers/Total Issuers
Preferred Term Security XI*	B-1	1,345	955	(390)	C	635,775	14.08%	372,925	(19,295)	-5.17%	43	/53
Preferred Term Security XVIII*	C	1,971	1,230	(741)	C	676,565	14.83%	364,686	(4,486)	-1.23%	48	/62
Preferred Term Security XVIII	C	2,821	1,846	(975)	C	676,565	14.83%	364,686	(4,486)	-1.23%	48	/62
Preferred Term Security XIX*	C	1,807	1,482	(325)	C	700,535	5.42%	514,606	15,601	3.03%	54	/61
Preferred Term Security XIX*	C	1,075	889	(186)	C	700,535	5.42%	514,606	15,601	3.03%	54	/61
Preferred Term Security XIX*	C	2,478	2,074	(404)	C	700,535	5.42%	514,606	15,601	3.03%	54	/61
Preferred Term Security XIX*	C	1,076	889	(187)	C	700,535	5.42%	514,606	15,601	3.03%	54	/61
Preferred Term Security XXII*	C-l	1,528	1,149	(379)	C	1,386,600	14.79%	921,324	20,038	2.17%	65	/83
Preferred Term Security XXII*	C-l	3,822	2,872	(950)	C	1,386,600	14.79%	921,324	20,038	2.17%	65	/83
Preferred Term Security XXIII	C-l	1,867	1,108	(759)	C	1,467,000	16.84%	852,201	46,984	5.51%	85	/101
Preferred Term Security I-P-IV	B-1	3,000	2,199	(801)	CCC-	325,000	0.00%	140,750	38,848	27.60%	15	/15
Preferred Term Security I-P-IV	B-1	5,000	3,664	(1,336)	CCC-	325,000	0.00%	140,750	38,848	27.60%	15	/15

Total Level 3 Securities Available for Sale		27,790	20,357	(7,433)

*	Security has been deemed other-than-temporarily impaired and loss has been recognized in accordance with ASC Section 320-10-35.

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

The market for these securities as of March 31, 2017 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive, as no new CDOs have been issued since 2007. There are currently very few market participants who are willing to effect transactions in these securities. The market values for these securities, or any securities other than those issued or guaranteed by the U.S. Department of the Treasury (the “Treasury”), are very depressed relative to historical levels. Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue. Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (a) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at March 31, 2017, (b) an income valuation approach technique (i.e. present value) that maximizes the use of relevant unobservable inputs and minimizes the use of observable inputs will be equally or more representative of fair value than a market approach, and (c) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management relies on an independent third party to prepare both the evaluations of OTTI and the fair value determinations for the CDO portfolio. Management does not believe that there were any material differences in the OTTI evaluations and pricing between December 31, 2016 and March 31, 2017.

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

Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that no securities had credit-related OTTI during the first three months of 2017.

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

Deposits

The following table presents the composition of our deposits at the dates indicated:

(dollars in thousands)	March 31, 2017		December 31, 2016
Non-interest bearing demand deposits:
Retail	$239,292	23.3%	$219,158	21.6%
Interest-bearing deposits:
Demand	171,144	16.6%	172,071	17.0%
Money Market:
Retail	161,170	15.7%	161,812	16.0%
Brokered/ICS	61,572	6.0%	70,425	6.9%
Savings deposits	156,937	15.3%	149,653	14.8%
Time deposits less than $100,000:
Retail	116,945	11.4%	116,651	11.5%
Brokered/CDARS	556	0.1%	520	0.1%
Time deposits $100,000 or more:
Retail	115,101	11.2%	120,341	11.9%
Brokered/CDARS	4,151	0.4%	3,598	0.4%
Total Deposits	$1,026,868	100%	$1,014,229	100%

Total deposits increased $12.6 million during the first three months of 2017 when compared to deposits at December 31, 2016. During the first quarter, we continued to see increases in core deposits and reductions in certificates of deposit. Non-interest bearing deposits increased $20.1 million due to building new relationships with both consumer and commercial customers as well as increased balances on existing accounts. Traditional savings accounts increased $7.3 million due to continued growth in our Prime Saver product. Total demand deposits decreased $.9 million and total money market accounts decreased $9.5 million due to decreased balances in our ICS money market account relating to the re-allocation of cash in our trust accounts. Time deposits less than $100,000 increased $.3 million and time deposits greater than $100,000 decreased $4.7 million.

Borrowed Funds

The following table presents the composition of our borrowings at the dates indicated:

	March 31,	December 31,
(in thousands)	2017	2016
Securities sold under agreements to repurchase	$35,269	$36,000
Total short-term borrowings	$35,269	$36,000

FHLB advances	$90,000	$90,007
Junior subordinated debt	30,929	41,730
Total long-term borrowings	$120,929	$131,737

Total short-term borrowings decreased by $.7 million during the first three months of 2017 due to a decrease in our Treasury Management product. Long-term borrowings decreased by $10.8 million during the first three months of 2017 due to the repayment of $10.8 million in TPS Debentures issued to and held by Trust III in March 2017.

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

At March 31, 2017, we were asset sensitive.

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

Capital Resources

We require capital to fund loans, satisfy our obligations under the Bank’s letters of credit, meet the deposit withdrawal demands of the Bank’s customers, and satisfy our other monetary obligations. To the extent that deposits are not adequate to fund our capital requirements, we can rely on the funding sources identified above under the heading “Liquidity Management”. At March 31, 2017, the Bank had $70.0 million available through unsecured lines of credit with correspondent banks, $10.6 million available through a secured line of credit with the Fed Discount Window and approximately $162.4 million available through the FHLB. Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our ability to meet our future capital requirements.

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

The following table presents our capital ratios:

	March 31, 2017	December 31, 2016	Required for Capital Adequacy Purposes	Required to be Well Capitalized
Total Capital (to risk-weighted assets)
Consolidated	16.09%	16.71%	8.00%	10.00%
First United Bank & Trust	16.10%	16.70%	8.00%	10.00%

Tier 1 Capital (to risk-weighted assets)
Consolidated	14.88%	14.76%	6.00%	8.00%
First United Bank & Trust	14.85%	15.63%	6.00%	8.00%

Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated	12.12%	10.74%	4.50%	6.50%
First United Bank & Trust	14.85%	15.63%	4.50%	6.50%

Tier 1 Capital (to average assets)
Consolidated	10.99%	10.95%	4.00%	5.00%
First United Bank & Trust	10.71%	11.11%	4.00%	5.00%

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Loan commitments are made to accommodate the financial needs of our customers. Letters of credit commit us to make payments on behalf of customers when certain specified future events occur. The credit risks inherent in loan commitments and letters of credit are essentially the same as those involved in extending loans to customers, and these arrangements are subject to our normal credit policies. Loan commitments and letters of credit totaled $117.4 million and $1.6 million, respectively, at March 31, 2017, compared to $120.8 million and $1.6 million, respectively, at December 31, 2016. We are not a party to any other off-balance sheet arrangements.

See Note 13 to the consolidated financial statements presented elsewhere in this report for further disclosure on Borrowed Funds. There have been no other significant changes to contractual obligations as presented at December 31, 2016.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk is interest rate fluctuation and we have procedures in place to evaluate and mitigate this risk. This market risk and our procedures are described above in Item 2 of Part I of this report under the caption “Market Risk and Interest Sensitivity”, and in Item 7 of Part II of First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016 under the caption “Market Risk and Interest Sensitivity”. Management believes that no material changes in our procedures used to evaluate and mitigate these risks have occurred since December 31, 2016.

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

An evaluation of the effectiveness of these disclosure controls as of March 31, 2017 was carried out under the supervision and with the participation of management, including the CEO and the CFO. Based on that evaluation, management, including the CEO and the CFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the quarter ended March 31, 2017, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016.  Except as disclosed below, management does not believe that any material changes in our risk factors have occurred since they were last disclosed.

We could have a material write down related to our deferred tax asset as a result of a decrease in our corporate tax rate.

Since the 2016 presidential election, there has been a great deal of discussion relating to possible changes to the Internal Revenue Code of 1986, as amended, and corporate tax rates. A number of proposals for broad reform of the corporate tax system are under evaluation by various legislative and administrative bodies.  In fact, on April 26, 2017, the Trump Administration announced a comprehensive tax reform proposal that includes a reduction in the U.S. corporate income tax rate to 15.0%.  As of March 31, 2017, the balance of our net deferred tax asset was $19.0 million.  Any decrease in our corporate tax rate would result in an immediate decrease in the deferred tax asset and a related charge to earnings that could materially affect our financial results.  The Trump Administration’s proposal is at the beginning stages of negotiations and will need to be addressed by both houses of Congress. It is too early in the process to make any determination with respect to likelihood of passage.  Accordingly, management cannot assess the effect that a change in the corporate tax rate would have our operating results or financial condition at the present time.

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

FIRST UNITED CORPORATION

Date:	May 10, 2017	/s/ Carissa L. Rodeheaver
Carissa L. Rodeheaver, CPA, CFP
Chairman of the Board, President
and Chief Executive Officer
(Principal Executive Officer)

Date	May 10, 2017	/s/ Tonya K. Sturm
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

