Form 10-Q
period 2017-06-30
FIRST UNITED CORP/MD/
filed 2017-08-10
CIK 763907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,067,425 shares of common stock, par value $.01 per share, as of July 31, 2017.

INDEX TO QUARTERLY REPORT

FIRST UNITED CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST UNITED CORPORATION

Consolidated Statement of Financial Condition

(In thousands, except per share and percentage data)

	June 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Cash and due from banks	$71,405	$60,707
Interest bearing deposits in banks	1,557	2,603
Cash and cash equivalents	72,962	63,310
Investment securities – available-for-sale (at fair value)	129,198	140,000
Investment securities – held to maturity (fair value $100,365 at June 30, 2017 and $97,981 at December 31, 2016)	98,354	97,169
Restricted investment in bank stock, at cost	5,204	5,209
Loans	895,955	891,926
Allowance for loan losses	(9,922)	(9,918)
Net loans	886,033	882,008
Premises and equipment, net	28,955	27,160
Goodwill and other intangible assets, net	11,004	11,004
Bank owned life insurance	41,568	40,968
Deferred tax assets	17,969	19,337
Other real estate owned	11,556	10,910
Accrued interest receivable and other assets	22,882	21,115
Total Assets	$1,325,685	$1,318,190

Liabilities and Shareholders’ Equity
Liabilities:
Non-interest bearing deposits	$253,986	$219,158
Interest bearing deposits	783,726	795,071
Total deposits	1,037,712	1,014,229

Short-term borrowings	25,224	36,000
Long-term borrowings	120,929	131,737
Accrued interest payable and other liabilities	23,259	22,526
Total Liabilities	1,207,124	1,204,492

Shareholders’ Equity:
Preferred stock – no par value;Authorized 2,000 shares of which 30 shares of Series A, $1,000 per share liquidation preference, 9% cumulative, issued and outstanding 10 shares at June 30, 2017 and 20 shares at December 31, 2016	10,000	20,000
Common Stock – par value $.01 per share; Authorized 25,000 shares; issued and outstanding 7,067 shares at June 30, 2017 and 6,269 at December 31, 2016	71	63
Surplus	31,446	22,178
Retained earnings	96,446	92,922
Accumulated other comprehensive loss	(19,402)	(21,465)
Total Shareholders’ Equity	118,561	113,698
Total Liabilities and Shareholders’ Equity	$1,325,685	$1,318,190

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Operations

(In thousands, except per share data)

	Six months ended
	June 30,
	2017	2016
	(Unaudited)
Interest income
Interest and fees on loans	$19,517	$19,339
Interest on investment securities
Taxable	2,743	2,925
Exempt from federal income tax	454	436
Total investment income	3,197	3,361
Other	304	195
Total interest income	23,018	22,895
Interest expense
Interest on deposits	1,577	1,589
Interest on short-term borrowings	34	28
Interest on long-term borrowings	2,109	2,490
Total interest expense	3,720	4,107
Net interest income	19,298	18,788
Provision for loan losses	908	1,914
Net interest income after provision for loan losses	18,390	16,874
Other operating income
Net gains	14	280
Service charges	1,508	1,613
Trust department	3,050	2,934
Debit card income	1,119	1,035
Bank owned life insurance	600	835
Brokerage commissions	426	507
Other	231	223
Total other income	6,934	7,147
Total other operating income	6,948	7,427
Other operating expenses
Salaries and employee benefits	10,865	10,444
FDIC premiums	268	674
Equipment	1,236	1,209
Occupancy	1,219	1,246
Data processing	1,640	1,346
Professional Services	537	589
Other real estate owned	212	250
Other	3,327	3,678
Total other operating expenses	19,304	19,436
Income before income tax expense	6,034	4,865
Provision for income tax expense	1,745	1,290
Net Income	4,289	3,575
Accumulated preferred stock dividends	(765)	(1,125)
Net Income Available to Common Shareholders	$3,524	$2,450
Basic and diluted net income per common share	$0.52	$0.39
Weighted average number of basic and diluted shares outstanding	6,796	6,259

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Operations

(In thousands, except per share data)

	Three Months Ended
	June 30,
	2017	2016
	(Unaudited)
Interest income
Interest and fees on loans	$9,865	$9,781
Interest on investment securities
Taxable	1,443	1,370
Exempt from federal income tax	223	201
Total investment income	1,666	1,571
Other	160	105
Total interest income	11,691	11,457
Interest expense
Interest on deposits	809	785
Interest on short-term borrowings	18	15
Interest on long-term borrowings	935	1,278
Total interest expense	1,762	2,078
Net interest income	9,929	9,379
Provision for loan losses	299	1,346
Net interest income after provision for loan losses	9,630	8,033
Other operating income
Net gains	9	64
Service charges	773	847
Trust department	1,535	1,517
Debit card income	575	560
Bank owned life insurance	291	516
Brokerage commissions	213	220
Other	95	99
Total other income	3,482	3,759
Total other operating income	3,491	3,823
Other operating expenses
Salaries and employee benefits	5,525	5,133
FDIC premiums	184	260
Equipment	596	574
Occupancy	598	607
Data processing	875	697
Professional Services	284	289
Other real estate owned	38	166
Other	1,760	1,813
Total other operating expenses	9,860	9,539
Income before income tax expense	3,261	2,317
Provision for income tax expense	952	613
Net Income	2,309	1,704
Accumulated preferred stock dividends	(225)	(450)
Net Income Available to Common Shareholders	$2,084	$1,254
Basic and diluted net income per common share	$0.30	$0.20
Weighted average number of basic and diluted shares outstanding	7,062	6,264

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Comprehensive Income

(In thousands)

	Six months ended
	June 30,
	2017	2016
Comprehensive Income (in thousands)	(Unaudited)
Net Income	$4,289	$3,575

Other comprehensive income, net of tax and reclassification adjustments:
Net unrealized gains on investments with OTTI	32	197

Net unrealized gains on all other AFS securities	1,786	253

Net unrealized gains on HTM securities	104	365

Net unrealized losses on cash flow hedges	(98)	(637)

Net unrealized gains/(losses) on pension	196	(295)

Net unrealized gains on SERP	43	30

Other comprehensive income/(loss), net of tax	2,063	(87)

Comprehensive income	$6,352	$3,488

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Comprehensive Income

(In thousands)

	Three months ended
	June 30,
	2017	2016
Comprehensive Income (in thousands)	(Unaudited)
Net Income	$2,309	$1,704

Other comprehensive income, net of tax and reclassification adjustments:
Net unrealized (losses)/gains on investments with OTTI	(66)	1,118

Net unrealized gains/(losses) on all other AFS securities	1,708	(181)

Net unrealized gains on HTM securities	43	222

Net unrealized losses on cash flow hedges	(150)	(306)

Net unrealized gains/(losses) on pension	2	(82)

Net unrealized gains on SERP	21	15

Other comprehensive income, net of tax	1,558	786

Comprehensive income	$3,867	$2,490

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	(Unaudited)
Balance at January 1, 2016	$30,000	$63	$21,986	$87,666	$(18,944)	$120,771

Net income				7,281		7,281
Other comprehensive loss					(2,521)	(2,521)
Stock based compensation			192			192
Preferred stock redemption	(10,000)					(10,000)
Preferred stock dividends paid				(2,025)		(2,025)

Balance at December 31, 2016	20,000	63	22,178	92,922	(21,465)	113,698

Net income				4,289		4,289
Other comprehensive income					2,063	2,063
Stock based compensation			85			85
Common stock issued		8	9,183			9,191
Preferred stock redemption	(10,000)					(10,000)
Preferred stock dividends paid				(765)		(765)

Balance at June 30, 2017	$10,000	$71	$31,446	$96,446	$(19,402)	$118,561

See accompanying notes to the consolidated financial statements

 FIRST UNITED CORPORATION

Consolidated Statement of Cash Flows

(In thousands)

	Six months ended
	June 30,
	2017	2016
	(Unaudited)
Operating activities
Net income	$4,289	$3,575
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	908	1,914
Depreciation	921	843
Stock compensation	85	96
Gain on sales of other real estate owned	(74)	(131)
Write-downs of other real estate owned	93	97
Gain on loan sales	(32)	(48)
Losses/(gains) on disposal of fixed assets	1	(5)
Net amortization of investment securities discounts and premiums- AFS	123	146
Net amortization of investment securities discounts and premiums- HTM	30	15
Losses/(gains) on sales of investment securities – available-for-sale	17	(227)
Amortization of deferred loan fees	(297)	(255)
Increase in accrued interest receivable and other assets	(2,626)	(478)
Decrease/(increase) in deferred tax benefit	1,368	(18)
Increase/(decrease) in accrued interest payable and other liabilities	642	(201)
Earnings on bank owned life insurance	(600)	(835)
Net cash provided by operating activities	4,848	4,488

Investing activities
Proceeds from maturities/calls of investment securities available-for-sale	14,192	27,383
Proceeds from maturities/calls of investment securities held-to-maturity	2,973	11,350
Proceeds from sales of investment securities available-for-sale	18,530	25,591
Purchases of investment securities available-for-sale	(19,047)	(29,137)
Purchases of investment securities held-to-maturity	(4,188)	(3,535)
Proceeds from sales of other real estate owned	538	1,247
Proceeds from loan sales	3,900	6,330
Proceeds from disposal of fixed assets	1	261
Proceeds from BOLI death benefit	0	608
Net decrease in FHLB stock	5	23
Net increase in loans	(9,707)	(51,167)
Purchases of premises and equipment	(2,718)	(1,995)
Net cash provided by/(used in) by investing activities	4,479	(13,041)

Financing activities
Net increase in deposits	23,483	6,474
Preferred stock dividends paid	(765)	(1,125)
Preferred stock redemption	(10,000)	(10,000)
Proceeds from sale of common stock	9,349	0
Rights Offering costs	(158)	0
Net decrease in short-term borrowings	(10,776)	(15,471)
Payments on long-term borrowings	(10,808)	(781)
Net cash provided by/(used in) financing activities	325	(20,903)
Increase/(decrease) in cash and cash equivalents	9,652	(29,456)
Cash and cash equivalents at beginning of the year	63,310	52,141
Cash and cash equivalents at end of period	$72,962	$22,685

Supplemental information
Interest paid	$3,672	$4,104
Non-cash investing activities:
Transfers from loans to other real estate owned	$1,203	$3,753

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

NoteS to Consolidated Financial Statements (UNAUDITED)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of First United Corporation and its consolidated subsidiaries, including First United Bank & Trust (the “Bank”), have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 270, Interim Reporting, and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring items, have been included. Operating results for the six- and three-month periods ended June 30, 2017 are not necessarily indicative of the results that may be expected for the full year or for any future interim period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016. For purposes of comparability, certain prior period amounts have been reclassified to conform to the 2017 presentation. Such reclassifications had no impact on net income or equity.

As used in these notes, the term “the Corporation” refers to First United Corporation and, unless the context clearly requires otherwise, its consolidated subsidiaries.

Note 2 – Earnings Per Common Share

Basic earnings per common share is derived by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents. Diluted earnings per share is derived by dividing net income available to common shareholders by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents. There were no common stock equivalents at June 30, 2017 or June 30, 2016.

The following tables set forth the calculation of basic and diluted earnings per common share for the six- and three-month periods ended June 30, 2017 and 2016:

	Six months ended June 30,
	2017			2016
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Income	Shares	Amount
Basic and Diluted Earnings Per Share:
Net income	$4,289			$3,575
Preferred stock dividends	(765)			(1,125)

Net income available to common shareholders	$3,524	6,796	$0.52	$2,450	6,259	$0.39

	Three months ended June 30,
	2017			2016
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Income	Shares	Amount
Basic and Diluted Earnings Per Share:
Net income	$2,309			$1,704
Preferred stock dividends	(225)			(450)

Net income available to common shareholders	$2,084	7,062	$0.30	$1,254	6,264	$0.20

Note 3 – Net Gains

The following table summarizes the gain/(loss) activity for the six- and three-month periods ended June 30, 2017 and 2016:

	Six months ended		Three months ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Net gains/(losses):
Available-for-sale securities:
Realized gains	$52	$415	$44	$138
Realized losses	(69)	(188)	(52)	(117)
Gain on sale of consumer loans	32	48	17	36
(Loss)/gain on disposal of fixed assets	(1)	5	0	7
Net gains	$14	$280	$9	$64

Note 4 – Cash and Cash Equivalents

Cash and due from banks, which represents vault cash in the retail offices and invested cash balances at the Federal Reserve and other correspondent banks, is carried at cost which approximates fair value.

	June 30,	December 31,
(in thousands)	2017	2016
Cash and due from banks, weighted average interest rate of 0.60% (at June 30, 2017)	$71,405	$60,707

Interest bearing deposits in banks, which represent funds invested at a correspondent bank, are carried at cost which approximates fair value and, as of June 30, 2017 and December 31, 2016, consisted of daily funds invested at the Federal Home Loan Bank (“FHLB”) of Atlanta and Merchants and Traders (“M&T”).

	June 30,	December 31,
(in thousands)	2017	2016
FHLB daily investments, interest rate of 0.97% (at June 30, 2017)	$543	$1,590
M&T daily investments, interest rate of 0.15% (at June 30, 2017)	1,014	1,013
	$1,557	$2,603

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

The following table shows a comparison of amortized cost and fair values of investment securities at June 30, 2017 and December 31, 2016:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCL
June 30, 2017
Available for Sale:
U.S. government agencies	$25,000	$0	$576	$24,424	$0
Commercial mortgage-backed agencies	42,854	7	518	42,343	0
Collateralized mortgage obligations	29,416	5	400	29,021	0
Obligations of states and political subdivisions	18,714	419	70	19,063	0
Collateralized debt obligations	19,762	0	5,415	14,347	(3,908)
Total available for sale	$135,746	$431	$6,979	$129,198	$(3,908)

Held to Maturity:
U.S. government agencies	$15,806	$574	$0	$16,380	$0
Residential mortgage-backed agencies	52,064	181	385	51,860	0
Commercial mortgage-backed agencies	17,437	410	0	17,847	0
Collateralized mortgage obligations	4,537	0	61	4,476	0
Obligations of states and political subdivisions	8,510	1,301	9	9,802	0
Total held to maturity	$98,354	$2,466	$455	$100,365	$0

December 31, 2016
Available for Sale:
U.S. government agencies	$25,000	$0	$747	$24,253	$0
Commercial mortgage-backed agencies	52,978	1	757	52,222	0
Collateralized mortgage obligations	19,953	13	399	19,567	0
Obligations of states and political subdivisions	23,700	255	251	23,704	0
Collateralized debt obligations	27,930	0	7,676	20,254	(3,961)
Total available for sale	$149,561	$269	$9,830	$140,000	$(3,961)
Held to Maturity:
U.S. government agencies	$15,738	$512	$0	$16,250	$0
Residential mortgage-backed agencies	50,384	160	279	50,265	0
Commercial mortgage-backed agencies	17,584	248	0	17,832	0
Collateralized mortgage obligations	4,833	0	149	4,684	0
Obligations of states and political subdivisions	8,630	490	170	8,950	0
Total held to maturity	$97,169	$1,410	$598	$97,981	$0

Proceeds from sales of available for sale securities and the realized gains and losses are as follows:

	Six months ended		Three months ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Proceeds	$18,530	$25,591	$14,700	$14,820
Realized gains	52	415	44	138
Realized losses	69	188	52	117

The following table shows the Corporation’s investment securities with gross unrealized losses and fair values at June 30, 2017 and December 31, 2016, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2017
Available for Sale:
U.S. government agencies	$24,424	$576	$0	$0
Commercial mortgage-backed agencies	22,827	187	9,801	331
Collateralized mortgage obligations	24,556	346	3,707	54
Obligations of states and political subdivisions	2,090	20	2,795	50
Collateralized debt obligations	0	0	14,347	5,415
Total available for sale	$73,897	$1,129	$30,650	$5,850

Held to Maturity:
Residential mortgage-backed agencies	$24,580	$283	$3,781	$102
Collateralized mortgage obligations	4,476	61	0	0
Obligations of states and political subdivisions	2,376	9	0	0
Total held to maturity	$31,432	$353	$3,781	$102

December 31, 2016
Available for Sale:
U.S. government agencies	$24,253	$747	$0	$0
Commercial mortgage-backed agencies	51,604	757	0	0
Collateralized mortgage obligations	14,706	399	0	0
Obligations of states and political subdivisions	8,079	160	2,934	91
Collateralized debt obligations	0	0	20,254	7,676
Total available for sale	$98,642	$2,063	$23,188	$7,767
Held to Maturity:
Residential mortgage-backed agencies	$20,899	$279	$0	$0
Commercial mortgage-backed agencies	4,684	149	0	0
Obligations of states and political subdivisions	2,335	170	0	0
Total held to maturity	$27,918	$598	$0	$0

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

Management believes that the valuation of certain securities is a critical accounting policy that requires significant estimates in preparation of the Corporation’s consolidated financial statements. Management utilizes an independent third party to prepare both the impairment valuations and fair value determinations for the Corporation’s collateralized debt obligation (“CDO”) portfolio consisting of pooled trust preferred securities. Based on management’s review of the assumptions and results of the third-party review, it believes that the valuations are adequate at June 30, 2017.

U.S. Government Agencies – Available for Sale – There were four U.S. government agencies in an unrealized loss position for less than 12 months as of June 30, 2017. The securities are of investment grade and the Corporation does not intend to sell them, and it is not more than likely than not that the Corporation will be required to sell them before recovery of their amortized cost basis, which may be at maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at June 30, 2017. There were no U.S. government agency investments in an unrealized loss position for more than 12 months as of June 30, 2017.

Commercial Mortgage-Backed Agencies – Available for Sale – There were five commercial mortgage-backed agencies in an unrealized loss position for less than 12 months as of June 30, 2017. There were two commercial mortgage-backed agencies in an unrealized loss position for more than 12 months as of June 30, 2017. The securities are of the highest investment grade and the Corporation has the intent and ability to hold the investments to maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at June 30, 2017.

Collateralized Mortgage Obligations – Available for Sale – There were four collateralized mortgage obligations in an unrealized loss position for less than 12 months as of June 30, 2017. There was one collateralized mortgage obligation in an unrealized loss position for more than 12 months as of June 30, 2017. The securities are of the highest investment grade and the Corporation has the intent and ability to hold the investments to maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at June 30, 2017.

Obligations of State and Political Subdivisions – Available for Sale – There were three obligations of state and political subdivisions that have been in an unrealized loss position for less than 12 months and two securities that have been in an unrealized loss position for 12 months or more at June 30, 2017. These investments are of investment grade as determined by the major rating agencies and management reviews the ratings of the underlying issuers and performs an in-depth credit analysis on the securities. Management believes that this portfolio is well-diversified throughout the United States, and all bonds continue to perform according to their contractual terms. The Corporation does not intend to sell these investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at June 30, 2017.

Collateralized Debt Obligations – Available for Sale - The $5.4 million in unrealized losses greater than 12 months at June 30, 2017 relates to 10 pooled trust preferred securities that are included in the CDO portfolio. See Note 9 for a discussion of the methodology used by management to determine the fair values of these securities. Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that there were no securities that had credit-related non-cash OTTI charges during the first six months of 2017. The unrealized losses on the remaining securities in the portfolio are primarily attributable to continued depression in marketability, liquidity and the current economic environment.

U.S. Government Agencies – Held to Maturity – There were no U.S. government agencies in an unrealized loss position as of June 30, 2017.

Residential Mortgage-Backed Agencies – Held to Maturity - Nineteen residential mortgage-backed agencies have been in an unrealized loss position for less than 12 months as of June 30, 2017. There were three mortgage-backed agency investments in an unrealized loss position for more than 12 months as of June 30, 2017. The securities are of the highest investment grade and the Corporation has the intent and ability to hold the investments to maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at June 30, 2017.

Commercial Mortgage-Backed Agencies – Held to Maturity - There were no collateralized mortgage-backed agency investments in an unrealized loss position as of June 30, 2017.

Collateralized Mortgage Obligations – Held to Maturity – There was one collateralized mortgage obligation in an unrealized loss position for less than 12 months as of June 30, 2017. The security is of the highest investment grade and the Corporation has the intent and ability to hold the investment to maturity. Accordingly, management does not consider this investment to be other-than-temporarily impaired at June 30, 2017. There were no collateralized mortgage obligations in a loss position for more than 12 months as of June 30, 2017.

Obligations of State and Political Subdivisions – Held to Maturity –There was one obligation of state and political subdivisions that has been in an unrealized loss for less than 12 months. This bond is a Tax Increment Fund (TIF) bond. Management performs an in-depth credit analysis on this security. The Corporation has the intent and ability to hold the investment to maturity. Accordingly, management does not consider this investment to be other-than-temporarily impaired at June 30, 2017. No obligations of state and political subdivisions securities have been in an unrealized loss position for more than 12 months as of June 30, 2017.

The following tables present a cumulative roll-forward of the amount of non-cash OTTI charges related to credit losses which have been recognized in earnings for the trust preferred securities in the CDO portfolio held and not intended to be sold for the six- and three-month periods ended June 30, 2017 and 2016:

	Six months ended June 30,
(in thousands)	2017	2016
Balance of credit-related OTTI at January 1	$3,124	$3,133
Decreases for previously recognized credit-related OTTI due to transfer	0	(3,045)
Additions for decreases in cash flows expected to be collected	0	33
Reduction for increases in cash flows expected to be collected	(57)	(5)
Balance of credit-related OTTI at June 30	$3,067	$116

	Three months ended June 30,
(in thousands)	2017	2016
Balance of credit-related OTTI at April 1	$3,122	$3,097
Decreases for previously recognized credit-related OTTI due to transfer	0	(3,045)
Additions for decreases in cash flows expected to be collected	0	66
Reduction for increases in cash flows expected to be collected	(55)	(2)
Balance of credit-related OTTI at June 30	$3,067	$116

The amortized cost and estimated fair value of securities by contractual maturity at June 30, 2017 are shown in the following table. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2017
(in thousands)	Amortized Cost	Fair Value
Contractual Maturity
Available for sale:
Due after one year through five years	$10,657	$10,544
Due after five years through ten years	18,268	17,872
Due after ten years	34,551	29,418
	63,476	57,834
Commercial mortgage-backed agencies	42,854	42,343
Collateralized mortgage obligations	29,416	29,021
Total available for sale	$135,746	$129,198
Held to Maturity:
Due after five years through ten years	$15,806	$16,380
Due after ten years	8,510	9,802
	24,316	26,182
Residential mortgage-backed agencies	$52,064	$51,860
Commercial mortgage-backed agencies	17,437	17,847
Collateralized mortgage obligations	4,537	4,476
Total held to maturity	$98,354	$100,365

Note 6 – Restricted Investment in Bank Stock

Restricted stock, which represents required investments in the common stock of the FHLB of Atlanta, Atlantic Community Bankers Bank (“ACBB”) and Community Bankers Bank (“CBB”), is carried at cost and is considered a long-term investment.

Management evaluates the restricted stock for impairment in accordance with ASC Industry Topic 942, Financial Services – Depository and Lending- (ASC Section 942-325-35). Management’s evaluation of potential impairment is based on management’s assessment of the ultimate recoverability of the cost of the restricted stock rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability is influenced by criteria such as (a) the significance of the decline in net assets of the issuing bank as compared to the capital stock amount for that bank and the length of time this situation has persisted, (b) commitments by the issuing bank to make payments required by law or regulation and the level of such payments in relation to the operating performance of that bank, and (c) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the issuing bank. Management has evaluated the restricted stock for impairment and believes that no impairment charge is necessary as of June 30, 2017.

The Corporation recognizes dividends received on its restricted stock investments on a cash basis. For the six months ended June 30, 2017, dividends of $126,489 were recognized in earnings. For the comparable period of 2016, dividends of $137,176 were recognized in earnings. For the three months ended June 30, 2017, dividends of $59,270 were recognized in earnings. For the comparable period of 2016, dividends of $69,417 were recognized in earnings.

Note 7 – Loans and Related Allowance for Loan Losses

The following table summarizes the primary segments of the loan portfolio at June 30, 2017 and December 31, 2016:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
June 30, 2017

Individually evaluated for impairment	$12,713	$2,380	$290	$3,959	$0	$19,342
Collectively evaluated for impairment	$270,861	$109,298	$73,401	$399,239	$23,814	$876,613
Total loans	$283,574	$111,678	$73,691	$403,198	$23,814	$895,955

December 31, 2016

Individually evaluated for impairment	$17,210	$2,525	$290	$3,975	$0	$24,000
Collectively evaluated for impairment	$280,749	$101,757	$72,056	$389,441	$23,923	$867,926
Total loans	$297,959	$104,282	$72,346	$393,416	$23,923	$891,926

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention and Substandard within the internal risk rating system at June 30, 2017 and December 31, 2016:

(in thousands)	Pass	Special Mention	Substandard	Total
June 30, 2017
Commercial real estate
Non owner-occupied	$134,768	$9,050	$9,204	$153,022
All other CRE	115,692	3,779	11,081	130,552
Acquisition and development
1-4 family residential construction	16,309	0	0	16,309
All other A&D	94,128	59	1,182	95,369
Commercial and industrial	72,190	42	1,459	73,691
Residential mortgage
Residential mortgage - term	320,448	0	7,261	327,709
Residential mortgage - home equity	73,713	0	1,776	75,489
Consumer	23,703	0	111	23,814
Total	$850,951	$12,930	$32,074	$895,955

December 31, 2016
Commercial real estate
Non owner-occupied	$137,181	$10,620	$9,357	$157,158
All other CRE	125,720	3,121	11,960	140,801
Acquisition and development
1-4 family residential construction	15,845	0	0	15,845
All other A&D	87,135	65	1,237	88,437
Commercial and industrial	70,613	593	1,140	72,346
Residential mortgage
Residential mortgage - term	308,734	113	7,618	316,465
Residential mortgage - home equity	75,710	0	1,241	76,951
Consumer	23,794	0	129	23,923
Total	$844,732	$14,512	$32,682	$891,926

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

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans at June 30, 2017 and December 31, 2016:

(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due and Accruing	Non-Accrual	Total Loans
June 30, 2017
Commercial real estate
Non owner-occupied	$146,350	$1,601	$71	$0	$1,672	$5,000	$153,022
All other CRE	127,764	0	0	0	0	2,788	130,552
Acquisition and development
1-4 family residential construction	16,309	0	0	0	0	0	16,309
All other A&D	95,173	0	65	91	156	40	95,369
Commercial and industrial	73,682	0	1	8	9	0	73,691
Residential mortgage
Residential mortgage - term	323,351	271	2,104	581	2,956	1,402	327,709
Residential mortgage - home equity	74,167	429	135	516	1,080	242	75,489
Consumer	23,634	104	56	20	180	0	23,814
Total	$880,430	$2,405	$2,432	$1,216	$6,053	$9,472	$895,955

December 31, 2016
Commercial real estate
Non owner-occupied	$150,595	$182	$0	$0	$182	$6,381	$157,158
All other CRE	134,931	40	0	0	40	5,830	140,801
Acquisition and development
1-4 family residential construction	15,845	0	0	0	0	0	15,845
All other A&D	88,353	0	39	0	39	45	88,437
Commercial and industrial	72,324	9	2	11	22	0	72,346
Residential mortgage
Residential mortgage - term	310,721	517	3,376	312	4,205	1,539	316,465
Residential mortgage - home equity	75,558	974	198	70	1,242	151	76,951
Consumer	23,662	186	48	27	261	0	23,923
Total	$871,989	$1,908	$3,663	$420	$5,991	$13,946	$891,926

Non-accrual loans totaled $9.5 million at June 30, 2017, compared to $13.9 million at December 31, 2016. The decrease in non-accrual balances at June 30, 2017 was primarily due to charge-offs of $2.9 million and the movement of $.8 million to other real estate owned (“OREO”). Non-accrual loans that have been subject to a partial charge-off totaled $5.5 million at June 30, 2017, compared to $11.1 million at December 31, 2016. Loans secured by 1-4 family residential real estate properties in the process of foreclosure were $.3 million at June 30, 2017 and $.5 million at December 31, 2016.

Accruing loans past due 30 days or more increased very slightly to .68% of the loan portfolio at June 30, 2017, compared to .67% at December 31, 2016. The slight increase for the first six months of 2017 was due primarily to increases in the past due loans in the residential mortgage and home equity portfolios.

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

The following table summarizes the primary segments of the ALL at June 30, 2017 and December 31, 2016, segregated by the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
June 30, 2017

Individually evaluated for impairment	$187	$36	$0	$86	$0	$0	$309
Collectively evaluated for impairment	$3,462	$1,164	$836	$3,459	$192	$500	$9,613
Total ALL	$3,649	$1,200	$836	$3,545	$192	$500	$9,922

December 31, 2016

Individually evaluated for impairment	$177	$40	$0	$43	$0	$0	$260
Collectively evaluated for impairment	$3,736	$831	$858	$3,545	$188	$500	$9,658
Total ALL	$3,913	$871	$858	$3,588	$188	$500	$9,918

Management uses the following methodology for determining impairment on consumer and commercial loans. All nonaccrual loans and all loans designated as “troubled debt restructures” (TDRs) are considered to be impaired. Additionally, an impairment evaluation is performed on any account that meets either of the following criteria: (a) commercial loans that (1) are risk-rated substandard and (2) have a balance of at least $500,000; and (b) commercial loans that are (1) part of a relationship having an amount of $750,000 or more and (2) at least 60 days past-due. For those loans that are not classified as nonaccrual or troubled debt restructures, a judgment is made as to the likelihood that contractual principal and interest will be collected. Loans are considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in evaluating impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary at June 30, 2017 and December 31, 2016:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
(in thousands)	Recorded Investment	Related Allowances	Recorded Investment	Recorded Investment	Unpaid Principal Balance
June 30, 2017
Commercial real estate
Non owner-occupied	$129	$20	$5,249	$5,378	$10,531
All other CRE	432	167	6,903	7,335	7,948
Acquisition and development
1-4 family residential construction	0	0	582	582	582
All other A&D	242	36	1,556	1,798	2,072
Commercial and industrial	0	0	290	290	2,504
Residential mortgage
Residential mortgage - term	769	81	2,948	3,717	4,028
Residential mortgage – home equity	68	5	174	242	242
Consumer	0	0	0	0	0
Total impaired loans	$1,640	$309	$17,702	$19,342	$27,907

December 31, 2016
Commercial real estate
Non owner-occupied	$131	$23	$6,635	$6,766	$9,372
All other CRE	432	154	10,012	10,444	11,057
Acquisition and development
1-4 family residential construction	0	0	582	582	628
All other A&D	245	40	1,698	1,943	2,213
Commercial and industrial	0	0	290	290	2,504
Residential mortgage
Residential mortgage - term	61	43	3,763	3,824	4,249
Residential mortgage – home equity	0	0	151	151	168
Consumer	0	0	0	0	0
Total impaired loans	$869	$260	$23,131	$24,000	$30,191

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

The following tables present the activity in the ALL for the six- and three-month periods ended June 30, 2017 and 2016:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
ALL balance at January 1, 2017	$3,913	$871	$858	$3,588	$188	$500	$9,918
Charge-offs	(2,745)	(18)	(33)	(236)	(143)	0	(3,175)
Recoveries	63	188	1,651	253	116	0	2,271
Provision	2,418	159	(1,640)	(60)	31	0	908
ALL balance at June 30, 2017	$3,649	$1,200	$836	$3,545	$192	$500	$9,922

ALL balance at January 1, 2016	$2,580	$4,129	$722	$3,785	$206	$500	$11,922
Charge-offs	(2,009)	(78)	(259)	(216)	(140)	0	(2,702)
Recoveries	93	1,282	38	54	77	0	1,544
Provision	3,741	(2,215)	236	100	52	0	1,914
ALL balance at June 30, 2016	$4,405	$3,118	$737	$3,723	$195	$500	$12,678

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
ALL balance at April 1, 2017	$5,567	$883	$936	$3,502	$195	$500	$11,583
Charge-offs	(2,316)	0	0	(88)	(59)	0	(2,463)
Recoveries	58	177	196	33	39	0	503
Provision	340	140	(296)	98	17	0	299
ALL balance at June 30, 2017	$3,649	$1,200	$836	$3,545	$192	$500	$9,922

ALL balance at April 1, 2016	$3,300	$3,747	$758	$3,759	$192	$500	$12,256
Charge-offs	(1,798)	(78)	(206)	(126)	(56)	0	(2,264)
Recoveries	93	1,182	8	22	35	0	1,340
Provision	2,810	(1,733)	177	68	24	0	1,346
ALL balance at June 30, 2016	$4,405	$3,118	$737	$3,723	$195	$500	$12,678

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

The following table presents the average recorded investment in impaired loans by class and related interest income recognized for the periods indicated:

	Six months ended			Six months ended
	June 30, 2017			June 30, 2016
(in thousands)	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis
Commercial real estate
Non owner-occupied	$6,037	$12	$0	$4,513	$47	$0
All other CRE	8,658	105	0	12,692	80	4
Acquisition and development
1-4 family residential construction	582	12	0	661	15	0
All other A&D	1,860	45	0	3,257	48	0
Commercial and industrial	290	6	0	1,106	19	0
Residential mortgage
Residential mortgage - term	3,918	66	7	4,695	78	4
Residential mortgage – home equity	230	0	0	324	0	0
Consumer	0	0	0	0	0	0
Total	$21,575	$246	$7	$27,248	$287	$8

	Three months ended			Three months ended
	June 30, 2017			June 30, 2016
(in thousands)	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis
Commercial real estate
Non owner-occupied	$5,672	$6	$0	$5,916	$41	$0
All other CRE	7,766	52	0	12,568	43	4
Acquisition and development
1-4 family residential construction	582	6	0	641	7	0
All other A&D	1,818	22	0	2,988	24	0
Commercial and industrial	290	3	0	1,121	10	0
Residential mortgage
Residential mortgage - term	3,860	33	7	4,885	39	0
Residential mortgage – home equity	269	0	0	348	0	0
Consumer	0	0	0	0	0	0
Total	$20,257	$122	$7	$28,467	$164	$4

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
Six months ended June 30, 2017
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
Three months ended June 30, 2017
Commercial real estate
Non owner-occupied	0	$0	0	$0	0	$0
All other CRE	0	0	0	0	0	0
Acquisition and development
1-4 family residential construction	0	0	0	0	0	0
All other A&D	0	0	0	0	0	0
Commercial and industrial	0	0	0	0	0	0
Residential mortgage
Residential mortgage – term	0	0	0	0	0	0
Residential mortgage – home equity	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Total	0	$0	0	$0	0	$0

During the six months ended June 30, 2017, there were no new TDRs, but two existing TDRs that had reached their original modification maturity were re-modified. These re-modifications did not impact the ALL. During the six months ended June 30, 2017, there were no payment defaults.

During the three months ended June 30, 2017, there were no new TDRs. In addition, no existing TDR that had reached its original modification maturity was re-modified. During the three months ended June 30, 2017, there were no payment defaults.

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

During the six months ended June 30, 2016, there were three new TDRs. In addition, one existing TDR that had reached its original modification maturity was re-modified. A $2,873 reduction of the ALL resulted from a change to the impairment evaluation of three loans, from being evaluated collectively to being evaluated individually. During the six months ended June 30, 2016, there were no payment defaults.

During the three months ended June 30, 2016, there was one new TDR. A $486 reduction to the ALL resulted from a change to the impairment evaluation of the loan, from being evaluated collectively to being evaluated individually. During the three months ended June 30, 2016, there were no payment defaults.

Note 8 – Other Real Estate Owned

The following table presents the components of OREO at June 30, 2017 and December 31, 2016:

(in thousands)	June 30, 2017	December 31, 2016
Commercial real estate	$4,683	$3,779
Acquisition and development	5,621	5,944
Commercial and industrial	24	24
Residential mortgage	1,228	1,163
Total OREO	$11,556	$10,910

The following table presents the activity in the OREO valuation allowance for the six- and three-month periods ended June 30, 2017 and 2016:

	For the Six Months Ended		For the Three Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Balance beginning of period	$3,535	$4,430	$3,316	$3,824
Fair value write-down	93	97	23	88
Sales of OREO	(396)	(928)	(107)	(313)
Balance at end of period	$3,232	$3,599	$3,232	$3,599

The following table presents the components of OREO expenses, net, for the six- and three-month periods ended June 30, 2017 and 2016:

	For the Six Months Ended		For the Three Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Gains on real estate, net	$(74)	$(131)	$(44)	$(64)
Fair value write-down, net	93	97	23	88
Expenses, net	279	343	110	174
Rental and other income	(86)	(59)	(51)	(32)
Total OREO expense, net	$212	$250	$38	$166

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

Management believes that the Corporation’s valuation techniques are appropriate and consistent with the techniques used by other market participants. However, the use of different methodologies and assumptions could result in a different estimate of fair values at the reporting date. The valuation techniques used by the Corporation to measure, on a recurring and non-recurring basis, the fair value of assets as of June 30, 2017 are discussed in the paragraphs that follow.

Investments – The investment portfolio is classified and accounted for based on the guidance of ASC Topic 320, Investments – Debt and Equity Securities.

The fair value of investments is determined using a market approach. As of June 30, 2017, the U.S. Government agencies, residential and commercial mortgage-backed securities, collateralized mortgage obligations, and state and political subdivisions bonds segments are classified as Level 2 within the valuation hierarchy. Their fair values were determined based upon market-corroborated inputs and valuation matrices, which were obtained through third party data service providers or securities brokers through which the Corporation has historically transacted both purchases and sales of investment securities.

The CDO segment, which consists of pooled trust preferred securities issued by banks, thrifts and insurance companies, is classified as Level 3 within the valuation hierarchy. At June 30, 2017, the Corporation owned 10 pooled trust preferred securities with an amortized cost of $19.8 million and a fair value of $14.3 million. The market for these securities at June 30, 2017 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive, as few CDOs have been issued since 2007. There are currently very few market participants who are willing to effect transactions in these securities. The market values for these securities or any securities other than those issued or guaranteed by the U.S. Department of the Treasury (the “Treasury”) are depressed relative to historical levels. Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue. Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (a) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at June 30, 2017, (b) an income valuation approach technique (i.e. present value) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than a market approach, and (c) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management relies on an independent third party to prepare both the evaluations of OTTI as well as the fair value determinations for its CDO portfolio. Management believes that the valuations are adequately reflected at June 30, 2017.

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

For Level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2017 and December 31, 2016, the significant unobservable inputs used in the fair value measurements were as follows:

(in thousands)	Fair Value at June 30, 2017	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:

Investment Securities – available for sale	$14,347	Discounted Cash Flow	Discount Rate	LIBOR+ 5.50%

Non-recurring:

Impaired Loans	$4,691	Market Comparable Properties	Marketability Discount	10.0% - 34.2% (1) (weighted avg 11.0%)

Other Real Estate Owned	$1,009	Market Comparable Properties	Marketability Discount	15%

(in thousands)	Fair Value at December 31, 2016	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:

Investment Securities – available for sale	$20,254	Discounted Cash Flow	Discount Rate	Range of LIBOR+ 4.5% to 5.5%

Non-recurring:

Impaired Loans	$14,537	Market Comparable Properties	Marketability Discount	4.6% - 31.0% (1) (weighted avg 6.5%)

Other Real Estate Owned	$1,201	Market Comparable Properties	Marketability Discount	15%

NOTE:

(1)	Range would include discounts taken since appraisal and estimated values

For assets measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2017 and December 31, 2016 are as follows:

		Fair Value Measurements at June 30, 2017 Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	06/30/2017	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$24,424		$24,424
Commercial mortgage-backed agencies	$42,343		$42,343
Collateralized mortgage obligations	$29,021		$29,021
Obligations of states and political subdivisions	$19,063		$19,063
Collateralized debt obligations	$14,347			$14,347
Financial Derivatives	$537		$537	$
Non-recurring:
Impaired loans	$4,691			$4,691
Other real estate owned	$1,009			$1,009

		Fair Value Measurements at December 31, 2016 Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	12/31/2016	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$24,253		$24,253
Commercial mortgage-backed agencies	$52,222		$52,222
Collateralized mortgage obligations	$19,567		$19,567
Obligations of states and political subdivisions	$23,704		$23,704
Collateralized debt obligations	$20,254			$20,254
Financial Derivative	$700		700	$
Non-recurring:
Impaired loans	$14,537			$14,537
Other real estate owned	$1,201			$1,201

There were no transfers of assets between any of the fair value hierarchy for the six-month periods ended June 30, 2017 or 2016.

The following tables show a reconciliation of the beginning and ending balances for fair valued assets measured on a recurring basis using Level 3 significant unobservable inputs for the six- and three-month periods ended June 30, 2017 and 2016:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	Investment Securities Available for Sale
Beginning balance January 1, 2017	$20,254
Total losses realized/unrealized:
Included in other comprehensive income	(5,907)
Ending balance June 30, 2017	$14,347

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale	Cash Flow Hedge
Beginning balance January 1, 2016	$22,211	$(66)
Total (losses)/gains realized/unrealized:
Included in other comprehensive loss	(1,981)	66
Ending balance June 30, 2016	$20,230	$0

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale	Cash Flow Hedge
Beginning balance April 1, 2017	$20,357	$
Total losses realized/unrealized:
Included in other comprehensive income	(6,010)
Ending balance June 30, 2017	$14,347	$

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale	Cash Flow Hedge
Beginning balance April 1, 2016	$19,532	$(33)
Total gains realized/unrealized:
Included in other comprehensive income	698	33
Ending balance June 30, 2016	$20,230	$0

Gains (realized and unrealized) included in earnings for the periods identified above are reported in the Consolidated Statement of Operations in Other Operating Income. There were no gains or losses included in earnings attributable to the change in realized/unrealized gains or losses related to the assets for the six- or three- month periods ended June 30, 2017 and 2016.

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

The following tables present fair value information about financial instruments, whether or not recognized in the Consolidated Statement of Financial Condition, for which it is practicable to estimate that value. The actual carrying amounts and estimated fair values of the Corporation’s financial instruments that are included in the Consolidated Statement of Financial Condition are as follows:

	June 30, 2017		Fair Value Measurements
	Carrying	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$71,405	$71,405	$71,405
Interest bearing deposits in banks	1,557	1,557	1,557
Investment securities - AFS	129,198	129,198		$114,851	$14,347
Investment securities - HTM	98,354	100,365		90,563	9,802
Restricted bank stock	5,204	5,204		5,204
Loans, net	886,033	891,251			891,251
Financial derivatives	537	537		537
Accrued interest receivable	3,495	3,495		3,495

Financial Liabilities:
Deposits – non-maturity	803,745	803,745		803,745
Deposits – time deposits	233,967	239,043		239,043
Short-term borrowed funds	25,224	25,224		25,224
Long-term borrowed funds	120,929	122,046		122,046
Accrued interest payable	428	428		428
Off balance sheet financial instruments	0	0	0

	December 31, 2016		Fair Value Measurements
	Carrying	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$60,707	$60,707	$60,707
Interest bearing deposits in banks	2,603	2,603	2,603
Investment securities - AFS	140,000	140,000		$119,746	$20,254
Investment securities - HTM	97,169	97,981		89,031	8,950
Restricted bank stock	5,209	5,209		5,209
Loans, net	882,008	886,712			886,712
Financial derivative	700	700		700
Accrued interest receivable	3,862	3,862		3,862

Financial Liabilities:
Deposits- non-maturity	773,119	773,119		773,119
Deposits- time deposits	241,110	245,762		245,762
Short-term borrowed funds	36,000	36,000		36,000
Long-term borrowed funds	131,737	133,397		133,397
Accrued interest payable	380	380		380
Off balance sheet financial instruments	0	0	0

Loans are measured using a discounted cash flow method. The significant unobservable inputs used in the Level 3 fair value measurements of the Corporation’s loans included in the tables above are calculated based on the Corporation’s internal new volume rate.

Note 10 – Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive loss for the 12 months ended December 31, 2016 and the three-month periods ended March 31, 2017 and June 30, 2017:

(in thousands)	Investment securities- with OTTI AFS	Investment securities- all other AFS	Investment securities- HTM	Cash Flow Hedge	Pension Plan	SERP	Total
Accumulated OCL, net:
Balance - January 1, 2016	$(1,942)	$(2,024)	$(1,971)	$(39)	$(12,663)	$(305)	$(18,944)
Other comprehensive income/(loss) before reclassifications	(421)	(929)	0	461	(2,086)	(466)	(3,441)
Amounts reclassified from accumulated other comprehensive loss	(5)	(265)	617	0	517	56	920
Balance - December 31, 2016	$(2,368)	$(3,218)	$(1,354)	$422	$(14,232)	$(715)	$(21,465)
Other comprehensive income before reclassifications	100	73	0	52	32	0	257
Amounts reclassified from accumulated other comprehensive loss	(2)	5	61	0	162	22	248
Balance – March 31, 2017	$(2,270)	$(3,140)	$(1,293)	$474	$(14,038)	$(693)	$(20,960)
Other comprehensive income/(loss) before reclassifications	(32)	1,698	0	(150)	(158)	0	1,358
Amounts reclassified from accumulated other comprehensive loss	(34)	10	43	0	160	21	200
Balance – June 30, 2017	$(2,336)	$(1,432)	$(1,250)	$324	$(14,036)	$(672)	$(19,402)

The following tables present the components of comprehensive income for the six- and three-month periods ended June 30, 2017 and 2016:

Components of Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the six months ended June 30, 2017
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$110	$(44)	$66
Less: accretable yield recognized in income	57	(23)	34
Net unrealized gains on investments with OTTI	53	(21)	32

Available for sale securities – all other:
Unrealized holding gains	2,954	(1,178)	1,776
Less: losses recognized in income	(17)	7	(10)
Net unrealized gains on all other AFS securities	2,971	(1,185)	1,786

Held to maturity securities:
Unrealized holding gains	0	0	0
Less: amortization recognized in income	(172)	68	(104)
Net unrealized gains on HTM securities	172	(68)	104

Cash flow hedges:
Unrealized holding losses	(163)	65	(98)

Pension Plan:
Unrealized net actuarial loss	(208)	82	(126)
Less: amortization of unrecognized loss	(528)	210	(318)
Less: amortization of transition asset	0	0	0
Less: amortization of prior service costs	(6)	2	(4)
Net pension plan liability adjustment	326	(130)	196

SERP:
Unrealized net actuarial loss	0	0	0
Less: amortization of unrecognized loss	(73)	29	(44)
Less: amortization of prior service costs	1	0	1
Net SERP liability adjustment	72	(29)	43
Other comprehensive income	$3,431	$(1,368)	$2,063

Components of Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the six months ended June 30, 2016
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$333	$(133)	$200
Less: accretable yield recognized in income	5	(2)	3
Net unrealized gains on investments with OTTI	328	(131)	197

Available for sale securities – all other:
Unrealized holding gains	647	(258)	389
Less: gains recognized in income	227	(91)	136
Net unrealized gains on all other AFS securities	420	(167)	253

Held to maturity securities:
Unrealized holding gains	0	0	0
Less: amortization recognized in income	(608)	243	(365)
Net unrealized gains on HTM securities	608	(243)	365

Cash flow hedges:
Unrealized holding losses	(1,060)	423	(637)

Pension Plan:
Unrealized net actuarial loss	(921)	368	(553)
Less: amortization of unrecognized loss	(424)	170	(254)
Less: amortization of transition asset	0	0	0
Less: amortization of prior service costs	(6)	2	(4)
Net pension plan liability adjustment	(491)	196	(295)

SERP:
Unrealized net actuarial loss	0	0	0
Less: amortization of unrecognized loss	(39)	15	(24)
Less: amortization of prior service costs	(10)	4	(6)
Net SERP liability adjustment	49	(19)	30
Other comprehensive loss	$(146)	$59	$(87)

Components of Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the three months ended June 30, 2017
Available for sale (AFS) securities with OTTI:
Unrealized holding losses	$(56)	$23	$(33)
Less: accretable yield recognized in income	55	(22)	33
Net unrealized losses on investments with OTTI	(111)	45	(66)

Available for sale securities – all other:
Unrealized holding gains	2,832	(1,129)	1,703
Less: Losses recognized in income	(8)	3	(5)
Net unrealized gains on all other AFS securities	2,840	(1,132)	1,708

Held to maturity securities:
Unrealized holding gains	0	0	0
Less: amortization recognized in income	(71)	28	(43)
Net unrealized gains on HTM securities	71	(28)	43

Cash flow hedges:
Unrealized holding losses	(249)	99	(150)

Pension Plan:
Unrealized net actuarial loss	(261)	103	(158)
Less: amortization of unrecognized loss	(264)	105	(159)
Less: amortization of transition asset	0	0	0
Less: amortization of prior service costs	(3)	2	(1)
Net pension plan liability adjustment	6	(4)	2

SERP:
Unrealized net actuarial loss	0	0	0
Less: amortization of unrecognized loss	(36)	15	(21)
Less: amortization of prior service costs	0	0	0
Net SERP liability adjustment	36	(15)	21
Other comprehensive income	$2,593	$(1,035)	$1,558

Components of Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the three months ended June 30, 2016
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$1,829	$(730)	$1,099
Less: accretable yield recognized in income	(31)	12	(19)
Net unrealized gains on investments with OTTI	1,860	(742)	1,118

Available for sale securities – all other:
Unrealized holding losses	(282)	113	(169)
Less: gains recognized in income	21	(9)	12
Net unrealized losses on all other AFS securities	(303)	122	(181)

Held to maturity securities:
Unrealized holding gains	0	0	0
Less: amortization recognized in income	(371)	149	(222)
Net unrealized gains on HTM securities	371	(149)	222

Cash flow hedges:
Unrealized holding losses	(509)	203	(306)

Pension Plan:
Unrealized net actuarial loss	(350)	140	(210)
Less: amortization of unrecognized loss	(212)	85	(127)
Less: amortization of transition asset	0	0	0
Less: amortization of prior service costs	(3)	2	(1)
Net pension plan liability adjustment	(135)	53	(82)

SERP:
Unrealized net actuarial loss	0	0	0
Less: amortization of unrecognized gain	(20)	7	(13)
Less: amortization of prior service costs	(5)	3	(2)
Net SERP liability adjustment	25	(10)	15
Other comprehensive income	$1,309	$(523)	$786

The following table presents the details of amount reclassified from accumulated other comprehensive loss for the six- and three-month periods ended June 30, 2017 and 2016:

Amounts Reclassified from Accumulated Other Comprehensive Loss (in thousands)	For the Six months ended June 30, 2017	For the Six months ended June 30, 2016	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains on investment securities with OTTI:
Accretable yield	$57	$5	Interest income on taxable investment securities
Taxes	(23)	(2)	Tax expense
	$34	$3	Net of tax
Unrealized gains and losses on available for sale investment securities - all others:
(Losses)/gains on sales	$(17)	$227	Net gains
Taxes	7	(91)	Tax benefit/(expense)
	$(10)	$136	Net of tax
Unrealized losses on held to maturity securities:
Amortization	$(172)	$(608)	Interest income on taxable investment securities
Taxes	68	243	Tax benefit
	$(104)	$(365)	Net of tax
Net pension plan liability adjustment:
Amortization of unrecognized loss	$(528)	(424)	Salaries and employee benefits
Amortization of transition asset	0	0	Salaries and employee benefits
Amortization of prior service costs	(6)	(6)	Salaries and employee benefits
Taxes	212	172	Tax benefit
	$(322)	$(258)	Net of tax
Net SERP liability adjustment:
Amortization of unrecognized loss	$(73)	(39)	Salaries and employee benefits
Amortization of prior service costs	1	(10)	Salaries and employee benefits
Taxes	29	19	Tax benefit
	$(43)	$(30)	Net of tax

Total reclassifications for the period	$(445)	$(514)	Net of tax

Amounts Reclassified from Accumulated Other Comprehensive Loss (in thousands)	For the Three months ended June 30, 2017	For the Three months ended June 30, 2016	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on investment securities with OTTI:
Accretable Yield	$55	$(31)	Interest income on taxable investment securities
Taxes	(22)	12	Tax (expense)/benefit
	$33	$(19)	Net of tax
Unrealized gains and losses on available for sale investment securities - all others:
(Losses)/gains on sales	$(8)	$21	Net gains
Taxes	3	(9)	Tax benefit/(expense)
	$(5)	$12	Net of tax
Unrealized losses on held to maturity securities:
Amortization	$(71)	$(371)	Interest income on taxable investment securities
Taxes	28	149	Tax benefit
	$(43)	$(222)	Net of tax
Net pension plan liability adjustment:
Amortization of unrecognized loss	$(264)	(212)	Salaries and employee benefits
Amortization of transition asset	0	0	Salaries and employee benefits
Amortization of prior service costs	(3)	(3)	Salaries and employee benefits
Taxes	107	87	Tax benefit
	$(160)	$(128)	Net of tax
Net SERP liability adjustment:
Amortization of unrecognized loss	$(36)	(20)	Salaries and employee benefits
Amortization of prior service costs	0	(5)	Salaries and employee benefits
Taxes	15	10	Tax benefit
	$(21)	$(15)	Net of tax

Total reclassifications for the period	$(196)	$(372)	Net of tax

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

$20.6 million—floating rate payable quarterly based on three-month LIBOR plus 275 basis points (4.02% at June 30, 2017), maturing in 2034, became redeemable five years after issuance at First United Corporation’s option.

$10.3 million—floating rate payable quarterly based on three-month LIBOR plus 275 basis points (4.02% at June 30, 2017) maturing in 2034, became redeemable five years after issuance at First United Corporation’s option.

In December 2009, Trust III issued 9.875% fixed-rate preferred securities with an aggregate liquidation amount of approximately $7.0 million to private investors and issued common securities to First United Corporation with an aggregate liquidation amount of approximately $.2 million. Trust III used the proceeds of the offering to purchase approximately $7.2 million of 9.875% fixed-rate TPS Debentures. Interest on these TPS Debentures was payable quarterly, and the TPS Debentures were scheduled to mature in 2040 but were redeemable five years after issuance at First United Corporation’s option.

In January 2010, Trust III issued an additional $3.5 million of 9.875% fixed-rate preferred securities to private investors and issued common securities to First United Corporation with an aggregate liquidation amount of $.1 million. Trust III used the proceeds of the offering to purchase $3.6 million of 9.875% fixed-rate TPS Debentures. Interest on these TPS Debentures was payable quarterly, and the TPS Debentures were scheduled to mature in 2040 but were redeemable five years after issuance at First United Corporation’s option.

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

Note 13 – Borrowed Funds

The following is a summary of short-term borrowings with original maturities of less than one year:

(Dollars in thousands)	Six months ended June 30, 2017	Year ended December 31, 2016
Securities sold under agreements to repurchase:
Outstanding at end of period	$25,224	$36,000
Weighted average interest rate at end of period	0.13%	0.16%
Maximum amount outstanding as of any month end	$35,269	$39,456
Average amount outstanding	$25,224	$30,899
Approximate weighted average rate during the period	0.10%	0.19%

At June 30, 2017, the repurchase agreements were secured by $42.5 million in investment securities issued by government related agencies. A minimum of 102% of fair value is pledged against account balances.

The following is a summary of long-term borrowings with original maturities exceeding one year:

	June 30,	December 31,
(in thousands)	2017	2016
FHLB advances, bearing fixed interest at rates ranging from 1.54% to 3.69% at June 30, 2017	$90,000	$90,007
Junior subordinated debt, bearing variable interest rate of 4.02% at June 30, 2017	30,929	30,929
Junior subordinated debt, bearing fixed interest rate of 0.00% at June 30, 2017	0	10,801
Total long-term debt	$120,929	$131,737

At June 30, 2017, the long-term FHLB advances were secured by $177.0 million in loans.

The contractual maturities of all long-term borrowings are as follows:

	June 30, 2017			December 31, 2016
(in thousands)	Fixed Rate	Floating Rate	Total	Total
Due in 2018	$20,000	$0	$20,000	$20,000
Due in 2019	20,000	0	20,000	20,000
Due in 2020	30,000	0	30,000	30,000
Due in 2021	20,000	0	20,000	20,000
Thereafter	0	30,929	30,929	41,737
Total long-term debt	$90,000	$30,929	$120,929	$131,737

Note 14 – Employee Benefit Plans

The following tables present the components of the net periodic pension plan cost for First United Corporation’s Defined Benefit Pension Plan (the “Pension Plan”) and the Bank’s Supplemental Executive Retirement Plan (“SERP”) for the periods indicated:

Pension	For the Six months ended		For the Three months ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Service cost	$140	$152	$70	$76
Interest cost	825	870	412	435
Expected return on assets	(1,502)	(1,381)	(751)	(708)
Amortization of transition asset	0	0	0	0
Amortization of net actuarial loss	528	424	264	212
Amortization of prior service cost	6	6	3	3
Net pension (credit)/expense included in employee benefits	$(3)	$71	$(2)	$18

SERP	For the Six months ended		For the Three months ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Service cost	$52	$49	$26	$24
Interest cost	144	125	72	63
Amortization of recognized loss	73	39	36	20
Amortization of prior service cost	(1)	10	0	5
Net SERP expense included in employee benefits	$268	$223	$134	$112

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

In January 2016, the Board of Directors of First United Corporation approved a discretionary contribution in the amount of $63,500 for two employees. Expense for the first six months of 2017 and 2016 for the Participation Agreement was $15,885. Expense for the second quarter of 2017 and 2016 was $7,943. In January 2017, the Board of Directors of First United Corporation approved a discretionary contribution in the amount of $112,708 for four employees. Expense for the first six months of 2017 for the Participation Agreement was $28,177 and $14,089 for the second quarter of 2017.

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

Stock-based awards were made to non-employee directors in May 2017 pursuant to First United Corporation’s director compensation policy. Each director receives an annual retainer of 1,000 shares of First United Corporation common stock, plus $10,000 to be paid, at the director’s election, in cash or additional shares of common stock. In 2017, a total of 14,795 fully-vested shares of common stock were issued to directors, which had a fair market value of $14.48. Director stock compensation expense was $85,282 for the six months ended June 30, 2017 and $72,641 for the six months ended June 30, 2016. Stock compensation expense for the three months ended June 30, 2017 was $48,099 and $36,752 for the three months ended June 30, 2016.

Note 16 – Letters of Credit and Off Balance Sheet Liabilities

The Corporation does not issue any guarantees that would require liability recognition or disclosure other than the standby letters of credit issued by the Bank.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, the Bank’s letters of credit are issued with expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting these commitments.  The Bank had $1.8 million of outstanding standby letters of credit each of at June 30 2017 and $1.6 million at December 31, 2016. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required by the letters of credit.  Management does not believe that the amount of the liability associated with guarantees under standby letters of credit outstanding at June 30, 2017 and December 31, 2016 is material.

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

The fair value of the interest rate swap contracts was $.5 million and $.7 million at June 30, 2017 and December 31, 2016, respectively.

For the six months ended June 30, 2017, the Corporation recorded a decrease in the value of the derivatives of $163 thousand and the related deferred tax of $65 thousand in net accumulated other comprehensive loss to reflect the effective portion of cash flow hedges. ASC Subtopic 815-30 requires this amount to be reclassified to earnings if the hedge becomes ineffective or is terminated. There was no hedge ineffectiveness recorded for the six months ending June 30, 2017. The Corporation does not expect any losses relating to these hedges to be reclassified into earnings within the next 12 months.

Interest rate swap agreements are entered into with counterparties that meet established credit standards and the Corporation believes that the credit risk inherent in these contracts is not significant as of June 30, 2017.

The table below discloses the impact of derivative financial instruments on the Corporation’s Consolidated Financial Statements for the six- and three- months ended June 30, 2017 and 2016.

Derivative in Cash Flow Hedging Relationships
(in thousands)	Amount of gain or (loss) recognized in OCI on derivative (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion) (a)	Amount of gain or (loss) recognized in income or derivative (ineffective portion and amount excluded from effectiveness testing) (b)
Interest rate contracts:
Six months ended:
June 30, 2017	$(98)	$0	$0
June 30, 2016	(637)	0	0
Three months ended:
June 30, 2017	$(150)	$0	$0
June 30, 2016	(306)	0	0

Notes:

(a) Reported as interest expense

(b) Reported as other income

Note 18 – Variable Interest Entities (VIE)

As noted in Note 11, First United Corporation created the Trusts for the purposes of raising regulatory capital through the sale of mandatorily redeemable preferred capital securities to third party investors and common equity interests to First United Corporation. The Trusts are considered Variable Interest Entities (“VIEs”), but are not consolidated because First United Corporation is not the primary beneficiary of the Trusts. At June 30, 2017, the Corporation reported all of the $30.9 million of TPS Debentures issued to Trust I and Trust II as long-term borrowings and it reported its $.9 million equity interest in those Trusts as “Other Assets”.

In November 2009, the Bank became a 99.99% limited partner in Liberty Mews Limited Partnership (“Liberty Mews”), a Maryland limited partnership formed for the purpose of acquiring, developing and operating low-income housing units in Garrett County, Maryland. The Partnership was financed with a total of $10.6 million of funding, including a $6.1 million equity contribution from the Bank as the limited partner. Liberty Mews used the proceeds from these sources to purchase the land and construct a 36-unit low income housing rental complex at a total cost of $10.6 million. The total assets of Liberty Mews were approximately $8.7 million at June 30, 2017 and $8.8 million at December 31, 2016.

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

The Corporation’s tax expense for the six months ended June 30, 2017 was approximately $.2 million lower as a result of the impact of the tax credits and the tax losses relating to the partnership.

At June 30, 2017 and December 31, 2016, the Corporation included its total investment in Liberty Mews in “Other Assets” in its Consolidated Statement of Financial Condition. As of June 30, 2017, the Bank’s commitment in Liberty Mews was fully funded. The following table presents details of the Bank’s involvement with Liberty Mews at the dates indicated:

	June 30,	December 31,
(in thousands)	2017	2016
Investment in LIHTC Partnership
Carrying amount on Balance Sheet of:
Investment (Other Assets)	$2,897	$3,223
Maximum exposure to loss	2,897	3,223

Note 19 – Common Stock Rights Offering

On March 20, 2017, First United Corporation completed a common stock rights offering to existing shareholders in which it sold an aggregate of 783,626 shares of common stock at a subscription price of $11.93 per share, resulting in aggregate gross proceeds of approximately $9.4 million (the “Rights Offering”). Net proceeds from the Rights Offering amounted to approximately $9.2 million, reflecting $144,667 in offering-related expenses. The Corporation used the proceeds to partially offset the redemption of $10.0 million of the Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, and the repayment of $10.8 million of junior subordinated debentures held by Trust III, both of which were completed in March 2017.

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

The following table presents the liabilities subject to an enforceable master netting arrangement or repurchase agreements at June 30, 2017 and December 31, 2016.

				Gross Amounts Not Offset in the Statement of Condition
(In thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Condition	Net Amounts of Liabilities Presented in the Statement of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
June 30, 2017
Interest Rate Swap Agreements	$(537)	$0	$(537)	$537	$0	$0

Repurchase Agreements	$25,224	$0	$25,224	$(25,224)	$0	$0
December 31, 2016
Interest Rate Swap Agreements	$(700)	$0	$(700)	$700	$0	$0

Repurchase Agreements	$36,000	$0	$36,000	$(36,000)	$0	$0

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

At June 30, 2017, the Corporation had total assets of $1.3 billion, net loans of $886.0 million, and deposits of $1.0 billion. Shareholders’ equity at June 30, 2017 was $118.6 million.

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

Goodwill and Other Intangible Assets

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles - Goodwill and Other, establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill.  The $11.0 million recorded as goodwill at June 30, 2017 is primarily related to the Bank’s 2003 acquisition of Huntington National Bank branches and is not subject to periodic amortization.

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

SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data for the six-month periods ended June 30, 2017 and 2016 and is qualified in its entirety by the detailed information and unaudited financial statements, including the notes thereto, included elsewhere in this quarterly report.

	As of or for the Six months ended June 30,
	2017	2016
Per Share Data
Basic and diluted net income per common share	$0.52	$0.39
Basic and diluted book value per common share	$15.36	$14.87

Significant Ratios
Return on Average Assets (a)	0.68%	0.55%
Return on Average Equity (a)	7.40%	6.31%
Average Equity to Average Assets	8.79%	8.60%

Note: (a) Annualized

RESULTS OF OPERATIONS

Overview

Consolidated net income available to common shareholders was $3.5 million for the first six months of 2017, compared to $2.5 million for the same period of 2016. Basic and diluted net income per common share for the first six months of 2017 were both $.52, compared to basic and diluted net income per common share of $.39 for the same period of 2016. The increase in earnings was primarily due to an increase in net interest income of $.5 million, a $1.0 million decrease in provision expense, a decrease of $.4 million in preferred stock dividends due to the redemption of $10.0 million of the Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) in both February 2016 and March 2017, a decrease of $.3 million in other expenses related to a reserve for a litigation claim in the first quarter of 2016 and a decrease of $.3 million in Federal Deposit Insurance Corporation (“FDIC”) premiums. These decreases were offset by reduced income from gains on the investment portfolio when compared to the first six months of 2016 as well as increased data processing expenses related to the implementation of new services with our core processor and increased salaries and benefits related to new hires late in 2016 and merit increases in the second quarter of 2017. The net interest margin for the first six months of 2017, the year ended December 31, 2016 and the first six months of 2016, on a fully tax equivalent (“FTE”) basis, was 3.35%, 3.19% and 3.22%, respectively.

The provision for loan losses was $.9 million for the six months ended June 30, 2017 and $1.9 million for the six months ended June 30, 2016. The reduction in provision expense for the first six months of 2017 was primarily driven by a reduction in net credit losses, reduced loan growth, and reduced historical loss factors. Specific allocations have been made for impaired loans where management has determined that the collateral supporting the loans is not adequate to cover the loan balance, and the qualitative factors affecting the ALL have been adjusted based on the current economic environment and the characteristics of the loan portfolio.

Net interest income increased $.5 million when comparing the six months ended June 30, 2017 and June 30, 2016. Interest income, when comparing these same periods, increased $.1 million due primarily to increased interest and fees on the loan portfolio relating to growth in the mortgage portfolio, the Fed rate increases on the home equity portfolio, and the recording of unamortized fees on the early payoff of a large commercial real estate loan in the second quarter of 2017.

Interest expense on our interest-bearing liabilities decreased by $.4 million during the six months ended June 30, 2017 when compared to the same period of 2016 due to a $35.3 million reduction in interest-bearing liabilities, which resulted from the reduction of the average balance of long-term borrowings related to the payoff of a $15.0 million FHLB advance in December 2016 and the repayment of $10.8 million of junior subordinated debentures (the “TPS Debentures”) held by Trust III in March 2017.

Other operating income decreased $.5 million during the first six months of 2017 when compared to the same period of 2016. This decrease was primarily attributable to a $.2 million decrease in the net gains on sales of investment securities, decreased brokerage commissions, decreased service charge income, primarily NSF fees and a decrease in bank owned life insurance (“BOLI”) due to the receipt of a one-time death claim in the second quarter of 2016. These decreases were offset slightly by increased trust department and debit card income.

Operating expenses decreased $.1 million in the first six months of 2017 when compared to the same period of 2016. This was due primarily to a $.4 million decrease in FDIC premiums and a $.4 million decrease in other miscellaneous expenses primarily related to reserves for a litigation claim in the first quarter of 2016, offset by an increase of $.4 million in salaries and benefits related to new hires in late 2016 and merit increases in the second quarter of 2017 and an increase of $.3 million in data processing expenses relating to the implementation of new services with our core processor.

Consolidated net income available to common shareholders was $2.1 million for the second quarter of 2017, compared to $1.3 million for the same period of 2016. Basic and diluted net income per common share for the second quarter of 2017 were both $.30, compared to basic and diluted net income per common share of $.20 for the same period of 2016. The increase in earnings was primarily due to a decrease of $1.0 million in provision expense and a decrease of $.2 million in preferred stock dividends due to the redemption of $10.0 million of Series A Preferred Stock in March 2017. These decreases were offset by reduced income from gains on the investment portfolio when compared to the second quarter of 2016 as well as increased salaries and benefits related to new hires in late 2016 and merit increases in the second quarter of 2017, increased data processing expenses related to the implementation of new services with our core processor, and increased tax expense. The net interest margin for the second quarter of 2017, on an FTE basis, was 3.42%, compared to 3.20% for the same period of 2016.

The provision for loan losses was $.3 million for the second quarter of 2017 and $1.3 million for the same time period of 2016. The reduction in provision expense for the second quarter of 2017 was primarily due to the charge-off of a $1.6 million specific allocation placed on a large participation loan in the first quarter of 2017, a reduction in historical loss factors and reduced loan growth.

Net interest income increased $.6 million when comparing the second quarter of 2017 to the same period of 2016. Interest income, comparing these periods, increased $.2 million due to increases of $.1 million in interest and fees on loans related to growth in the mortgage portfolio, the Fed rate increases on the home equity portfolio as well as the recording of unamortized fees on the early payoff of a large commercial real estate loan in the second quarter of 2017 and $.1 million in interest on investments related to the CDO portfolio and other interest income due to increased cash levels at Fed.

Interest expense on our interest-bearing liabilities decreased by $.3 million during the second quarter of 2017 when compared to the same period of 2016 due to a $44.6 million reduction on interest-bearing liabilities, which resulted from the reduction of the average balance of long-term borrowings related to the payoff of a $15.0 million FHLB advance in December 2016 and the repayment of $10.8 million in TPS Debentures held by Trust III in March 2017.

Other operating income decreased $.3 million during the second quarter of 2017 when compared to the same period of 2016. This decrease was attributable to a $.2 million decrease in BOLI income due to the receipt of a death benefit in the second quarter of 2016 and decreases in the net gains on sales of investment securities, service charge income and brokerage commissions. These decreases were offset slightly by increased trust department income and debit card income.

Operating expenses increased $.3 million in the second quarter of 2017 when compared to the same period of 2016. This was due primarily to a $.4 million increase in salaries and benefits due to new hires late in 2016 as well as merit increases in the second quarter of 2017, offset slightly by an decrease of $.1 million in other real estate owned expenses.

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

The following table sets forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the six-month periods ended June 30, 2017 and 2016:

	Six months ended June 30,
	2017			2016
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Assets
Loans	$893,164	$19,531	4.41%	$898,028	$19,357	4.33%
Investment Securities:
Taxable	215,686	2,743	2.56%	234,260	2,925	2.51%
Non taxable	17,057	727	8.60%	23,037	698	6.09%
Total	232,743	3,470	3.01%	257,297	3,623	2.83%
Federal funds sold	45,811	173	0.76%	28,951	56	0.39%
Interest-bearing deposits with other banks	2,122	5	0.43%	1,598	2	0.25%
Other interest earning assets	5,207	126	4.90%	5,893	137	4.68%
Total earning assets	1,179,047	23,305	3.99%	1,191,767	23,175	3.91%
Allowance for loan losses	(11,082)			(12,071)
Non-earning assets	150,969			142,355
Total Assets	$1,318,934			$1,322,051

Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$170,618	$52	0.06%	$179,174	$81	0.09%
Interest-bearing money markets	228,770	208	0.18%	235,645	155	0.13%
Savings deposits	155,254	87	0.11%	145,075	82	0.11%
Time deposits:
Less than $100k	116,942	568	0.98%	130,513	652	1.00%
$100k or more	119,007	662	1.12%	116,505	619	1.07%
Short-term borrowings	31,397	34	0.22%	28,875	28	0.20%
Long-term borrowings	125,822	2,109	3.38%	147,280	2,490	3.40%
Total interest-bearing liabilities	947,810	3,720	0.79%	983,067	4,107	0.84%
Non-interest-bearing deposits	232,972			203,644
Other liabilities	22,233			21,583
Shareholders’ Equity	115,919			113,757
Total Liabilities and Shareholders’ Equity	$1,318,934			$1,322,051
Net interest income and spread		$19,585	3.20%		$19,068	3.07%
Net interest margin			3.35%			3.22%

Note:

(1)	The above table reflects the average rates earned or paid stated on an FTE basis assuming a 35% tax rate. Non-GAAP interest income on a fully taxable equivalent was $287 and $280, respectively.
(2)	Net interest margin is calculated as net interest income divided by average earning assets.
(3)	The average yields on investments are based on amortized cost.

Net interest income, on an FTE basis, increased $.5 million (2.71%) during the first six months of 2017 over the same period in 2016 due to a $.1 million (.56%) increase in interest income and a $.4 million (9.42%) decrease in interest expense. The net interest margin for the first six months of 2017 was 3.35%, compared to 3.22% for the first six months of 2016.

Comparing the first six months of 2017 to the same period of 2016, the increase in interest income was due to an increase of $.2 million in interest and fees on loans, offset by a decrease of $.1 million in interest income on investments. The increase in interest and fees on loans was primarily due to an increase in the rate earned of 8 basis points. The decrease in investment interest income was due primarily to the decrease in average investment balances of $24.6 million. The decrease in the balances of the investment portfolio was primarily due to using the scheduled cashflow for loan funding as well as the receipt of $8.0 million for a called CDO in June of 2017.

Interest expense decreased $.4 million during the first six months of 2017 when compared to the same period of 2016 due to a decrease of $35.3 million on our average balance of interest-bearing liabilities. This decrease was primarily due to the reduction of long-term borrowings from the payoff of a $15.0 million FHLB advance at its maturity in December 2016 and the repayment of $10.8 million of TPS Debentures held by Trust III in March 2017 and the continued shift of higher cost certificates of deposit to lower cost core accounts.

The following table sets forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the three-month periods ended June 30, 2017 and 2016:

	Three months ended June 30,
	2017			2016
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Assets
Loans	$893,688	$9,874	4.43%	$907,309	$9,791	4.34%
Investment Securities:
Taxable	213,488	1,443	2.71%	228,542	1,370	2.41%
Non taxable	16,992	357	8.44%	21,825	322	5.93%
Total	230,480	1,800	3.13%	250,367	1,692	2.72%
Federal funds sold	49,379	98	0.80%	30,714	34	0.45%
Interest-bearing deposits with other banks	1,878	3	0.54%	1,670	1	0.24%
Other interest earning assets	5,204	59	4.58%	5,881	70	4.80%
Total earning assets	1,180,629	11,834	4.02%	1,195,941	11,588	3.90%
Allowance for loan losses	(11,836)			(12,084)
Non-earning assets	148,641			139,718
Total Assets	$1,317,434			$1,323,575

Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$172,591	$25	0.06%	$177,308	$29	0.06%
Interest-bearing money markets	221,472	107	0.19%	241,104	89	0.15%
Savings deposits	157,844	44	0.11%	146,472	41	0.11%
Time deposits:
Less than $100k	116,368	281	0.97%	128,972	315	0.98%
$100k or more	118,980	352	1.19%	114,791	311	1.08%
Short-term borrowings	30,102	18	0.25%	27,236	15	0.22%
Long-term borrowings	120,929	935	3.10%	147,032	1,278	3.50%
Total interest-bearing liabilities	938,286	1,762	0.75%	982,915	2,078	0.85%
Non-interest-bearing deposits	239,452			206,139
Other liabilities	22,581			22,114
Shareholders’ Equity	117,115			112,407
Total Liabilities and Shareholders’ Equity	$1,317,434			$1,323,575
Net interest income and spread		$10,072	3.27%		$9,510	3.05%
Net interest margin			3.42%			3.20%

Note:

(1)	The above table reflects the average rates earned or paid stated on an FTE basis assuming a 35% tax rate. Non-GAAP interest income on a fully taxable equivalent was $143 and $131, respectively.
(2)	Net interest margin is calculated as net interest income divided by average earning assets.
(3)	The average yields on investments are based on amortized cost.

Net interest income, on an FTE basis, increased $.5 million (5.91%) during the second quarter of 2017 over the same period in 2016 due to a $.2 million (2.12%) increase in interest income and a $.3 million (1.52%) decrease in interest expense. The net interest margin for the second quarter of 2017 was 3.42%, compared to 3.20% for the second quarter of 2016.

Comparing the second quarter of 2017 to the same period of 2016, the increase in interest income was due to an increase of $.1 million in interest and fees on loans and an increase of $.1 million in interest income on investments. The increases in interest and fees on loans and investments were primarily due to an increase in the rate earned of 9 and 41 basis points, respectively. The Fed rate increases have positively impacted our home equity portfolio. We have also seen an increase in rates on the CDO portfolio. The investment in a new TIF bond late in 2016 at higher tax-exempt rates has also impacted the increase in the investment portfolio compared to June 2016.

Interest expense decreased $.3 million during the second quarter of 2017 when compared to the same period of 2016 due to a decrease of $44.6 million on our average balance of interest-bearing liabilities. This decrease was primarily due to the reduction of long-term borrowings from the payoff of a $15.0 million FHLB advance at its maturity in December 2016 and the repayment of $10.8 million of TPS Debentures held by Trust III in March 2017, the re-allocation of trust money market balances, and the continued shift from higher cost certificates of deposit to lower cost core accounts.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense for our average interest-earning assets and average interest-bearing liabilities for the six-month periods ended June 30, 2017 and 2016:

	2017 Compared to 2016
(in thousands and tax equivalent basis)	Volume	Rate	Net
Interest Income:
Loans	$(215)	$389	$174
Taxable Investments	(475)	293	(182)
Non-taxable Investments	(514)	544	30
Federal funds sold	128	(11)	117
Other interest earning assets	(9)	1	(8)
Total interest income	(1,085)	1,216	131

Interest Expense:
Interest-bearing demand deposits	(5)	(24)	(29)
Interest-bearing money markets	(12)	65	53
Savings deposits	11	(6)	5
Time deposits less than $100	(133)	49	(84)
Time deposits $100 or more	28	15	43
Short-term borrowings	5	0	5
Long-term borrowings	(725)	344	(381)
Total interest expense	(831)	443	(388)

Net interest income	$(254)	$773	$519

Note:

(1)	The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense for our average interest-earning assets and average interest-bearing liabilities for the three-month periods ended June 30, 2017 and 2016:

	2017 Compared to 2016
(in thousands and tax equivalent basis)	Volume	Rate	Net
Interest Income:
Loans	$(603)	$686	$83
Taxable Investments	(408)	481	73
Non-taxable Investments	(407)	442	35
Federal funds sold	149	(85)	64
Other interest earning assets	(24)	15	(9)
Total interest income	(1,293)	1,539	246

Interest Expense:
Interest-bearing demand deposits	(3)	(1)	(4)
Interest-bearing money markets	(37)	55	18
Savings deposits	13	(10)	3
Time deposits less than $100	(122)	88	(34)
Time deposits $100 or more	49	(8)	41
Short-term borrowings	7	(5)	2
Long-term borrowings	(809)	466	(343)
Total interest expense	(902)	585	(317)

Net interest income	$(391)	$954	$563

Note:

(1)	The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

The provision for loan losses was $.9 million for the six months ended June 30, 2017 and $1.9 million for the six months ended June 30, 2016. The reduction in provision expense for the first six months of 2017 was primarily driven by a reduction in net credit losses, reduced loan growth, and reduced historical loss factors. Management evaluates the ALL to ensure that it reflects a level commensurate with the risk inherent in our loan portfolio.

Other Operating Income

Other operating income, exclusive of gains, decreased $.2 million during the first six months of 2017 when compared to the same period of 2016. This decrease was primarily attributable to decreases in service charge income, primarily NSF income, decreased brokerage commissions and a decrease in BOLI income due to the receipt of a one-time death claim received in the second quarter of 2016. These decreases were offset slightly by increases in trust department and debit card income.

Net gains of $14 thousand were reported in other income for the first six months of 2017, compared to net gains of $.3 million during the same period of 2016. The decrease resulted from a reduction in sales of investment securities in the first six months of 2017.

Other operating income, exclusive of gains, decreased $.3 million during the second quarter of 2017 when compared to the same period of 2016. This decrease was primarily attributable to a $.2 million decrease in BOLI income due to the receipt of a one-time death claim in the second quarter of 2016 and decreases in service charge income and brokerage commissions, offset slightly by increases in trust department and debit card income.

Net gains of $9 thousand were reported in other income for the second quarter of 2017, compared to net gains of $64 thousand during the same period of 2016. The decrease resulted from a reduction in sales of investment securities in the second quarter of 2017.

The following table shows the major components of other operating income for the six- and three-month periods ended June 30, 2017 and 2016, exclusive of net gains:

	Income as % of Total Other Operating Income		Income as % of Total Other Operating Income
	For the Six months ended		For the Three months ended
	June 30,		June 30,
	2017	2016	2017	2016
Service charges	22%	23%	22%	22%
Trust department	44%	41%	44%	40%
Debit card Income	16%	14%	16%	15%
Bank owned life insurance	9%	12%	9%	14%
Brokerage commissions	6%	7%	6%	6%
Other income	3%	3%	3%	3%
	100%	100%	100%	100%

Other Operating Expenses

Operating expenses decreased $.1 million in the first six months of 2017 when compared to the same period of 2016. This was due primarily to a $.4 million decrease in FDIC premiums and a $.4 million decrease in other miscellaneous expenses primarily related to reserves for a litigation claim in the first quarter of 2016, offset by an increase of $.4 million in salaries and benefits related to new hires late in 2016 and merit increases in the second quarter of 2017 and an increase of $.3 million in data processing expenses relating to the implementation of new services with the core processor.

Operating expenses increased $.3 million in the second quarter of 2017 when compared to the same period of 2016. This was due primarily to a $.4 million increase in salaries and benefits related to new hires late in 2016 as well as merit increases in the second quarter of 2017, offset by a decrease of $.1 million in other real estate owned expenses due to reduced valuation write-downs on properties in 2017.

The composition of other operating expenses for the six- and three-month periods ended June 30, 2017 and 2016 is illustrated in the following table:

	Expense as % of Total Other Operating Expenses		Expense as % of Total Other Operating Expenses
	For the Six months ended		For the Three months ended
	June 30,		June 30,
	2017	2016	2017	2016
Salaries and employee benefits	56%	54%	56%	54%
FDIC premiums	2%	3%	2%	3%
Occupancy, equipment and data processing	21%	20%	21%	20%
Professional Services	3%	3%	3%	3%
Other real estate owned	1%	1%	0%	1%
Other	17%	19%	18%	19%
	100%	100%	100%	100%

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

The effective tax rate for the first six months of 2017 was 28.9%, compared to an effective tax rate of 26.5% for the first six months of 2016. Our effective income tax rates differed from the 35% federal statutory rate due to the effects of tax-exempt income on loans, securities and bank-owned life insurance, as well as the low income housing tax credits.

FINANCIAL CONDITION

Balance Sheet Overview

When compared to December 31, 2016, total assets at June 30, 2017 remained stable at $1.3 billion. During the first six months of 2017, cash and interest-bearing deposits in other banks increased $9.7 million, the investment portfolio decreased $9.6 million and gross loans increased $4.0 million. Total liabilities remained steady at $1.2 million. The increase of $23.5 million in deposits was offset by a decrease in long-term borrowings of $10.8 million due to the repayment in that amount of TPS Debentures held by Trust III following the closing of the Corporation’s common stock rights offering in March 2017 (the “Rights Offering”) and a decrease of $10.8 million in short-term borrowings due to the allocation of cash from a large municipal account in our overnight investment product. Comparing June 30, 2017 to December 31, 2016, shareholders’ equity increased $4.9 million as a result of $9.2 million in net proceeds from the Rights Offering and earnings of $3.5 million during the first six months of 2017, offset by the redemption of $10.0 million of outstanding shares of Series A Preferred Stock in March 2017.

Loan Portfolio

The following table presents the composition of our loan portfolio at the dates indicated:

(dollars in thousands)	June 30, 2017		December 31, 2016
Commercial real estate	$283,574	32%	$297,959	33%
Acquisition and development	111,678	12%	104,282	12%
Commercial and industrial	73,691	8%	72,346	8%
Residential mortgage	403,198	45%	393,416	44%
Consumer	23,814	3%	23,923	3%
Total Loans	$895,955	100%	$891,926	100%

Comparing June 30, 2017 to December 31, 2016, outstanding loans increased by $4.0 million (.45%). Commercial real estate (“CRE”) loans decreased $14.4 million due primarily to charge-offs of $2.9 million on one large non-accrual loan and a payoff of $13.0 million on one large commercial real estate loan. Acquisition and development (“A&D”) loans increased $7.4 million. Commercial and industrial (“C&I”) loans increased $1.3 million. Residential mortgages increased $9.8 million to continued activity in the 1-4 family residential loans offset by payoffs and amortization of home equity balances. The consumer portfolio decreased slightly by $.1 million from scheduled amortization. Approximately 36% of the commercial loan portfolio was collateralized by real estate at June 30, 2017, compared to 39% at December 31, 2016.

Risk Elements of Loan Portfolio

The following table presents the risk elements of our loan portfolio at the dates indicated. Management is not aware of any potential problem loans other than those listed in this table or discussed below.

(dollars in thousands)	June 30, 2017	% of Applicable Portfolio	December 31, 2016	% of Applicable Portfolio
Non-accrual loans:
Commercial real estate	$7,788	0.98%	$12,211	4.10%
Acquisition and development	40	0.04%	45	0.01%
Residential mortgage	1,644	0.41%	1,690	0.40%
Total non-accrual loans	$9,472	1.06%	$13,946	1.56%

Accruing Loans Past Due 90 days or more:
Acquisition and development	91		0
Commercial and industrial	8		11
Residential mortgage	1,097		382
Consumer	20		27
Total loans past due 90 days or more	$1,216		$420

Total non-accrual and accruing loans past due 90 days or more	$10,688		$14,366

Restructured Loans (TDRs):
Performing	$7,085		$7,336
Non-accrual (included above)	1,853		1,987
Total TDRs	$8,938		$9,323

Other real estate owned	$11,556		$10,910

Impaired loans without a valuation allowance	$17,702		$23,131
Impaired loans with a valuation allowance	1,640		869
Total impaired loans	$19,342		$24,000

Valuation allowance related to impaired loans	$309		$260

Performing loans considered to be impaired (including performing troubled debt restructurings, or TDRs), as defined and identified by management, amounted to $9.9 million at June 30, 2017 and $10.3 million at December 31, 2016. Loans are identified as impaired when, based on current information and events, management determines that we will be unable to collect all amounts due according to contractual terms. These loans consist primarily of A&D loans and CRE loans. The fair values are generally determined based upon independent third party appraisals of the collateral or discounted cash flows based upon the expected proceeds. Specific allocations have been made where management believes there is insufficient collateral to repay the loan balance if liquidated and there is no secondary source of repayment available.

The following table presents the details of impaired loans that are TDRs by class at June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Performing
Commercial real estate
Non owner-occupied	3	$377	3	$385
All other CRE	3	2,978	3	3,044
Acquisition and development
1-4 family residential construction	1	582	1	582
All other A&D	2	1,758	2	1,898
Commercial and industrial	0	0	0	0
Residential mortgage
Residential mortgage – term	9	1,390	9	1,427
Residential mortgage – home equity	0	0	0	0
Consumer	0	0	0	0
Total performing	18	$7,085	18	$7,336

Non-accrual
Commercial real estate
Non owner-occupied	0	$0	0	$0
All other CRE	3	1,593	3	1,594
Acquisition and development
1-4 family residential construction	0	0	0	0
All other A&D	0	0	0	0
Commercial and industrial	0	0	0	0
Residential mortgage
Residential mortgage – term	2	260	3	393
Residential mortgage – home equity	0	0	0	0
Consumer	0	0	0	0
Total non-accrual	5	1,853	6	1,987
Total TDRs	23	$8,938	24	$9,323

The level of TDRs decreased $.4 million during the six months ended June 30, 2017. There was one non-accrual loan totaling $.1 million that paid off during the six months ended June 30, 2017. Additionally, $.3 million in net principal payments were received during the same time period.

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

The following table presents a summary of the activity in the ALL for the six months ended June 30:

(dollars in thousands)	2017	2016
Balance, January 1	$9,918	$11,922
Charge-offs:
Commercial real estate	(2,745)	(2,009)
Acquisition and development	(18)	(78)
Commercial and industrial	(33)	(259)
Residential mortgage	(236)	(216)
Consumer	(143)	(140)
Total charge-offs	(3,175)	(2,702)
Recoveries:
Commercial real estate	63	93
Acquisition and development	188	1,282
Commercial and industrial	1,651	38
Residential mortgage	253	54
Consumer	116	77
Total recoveries	2,271	1,544
Net credit losses	(904)	(1,158)
Provision for loan losses	908	1,914
Balance at end of period	$9,922	$12,678

Allowance for loan losses to gross loans outstanding (as %)	1.11%	1.38%

Net charge-offs to average loans outstanding during the period, annualized (as %)	0.20%	0.26%

The ALL was $9.9 million at both June 30, 2017 and December 31, 2016. The provision for loan losses for the first six months of 2017 was $.9 million, compared to $1.9 million for the first six months of 2016. Net charge-offs of $.9 million were recorded for the six months ended June 30, 2017, compared to $1.2 million for the six months ended June 30, 2016. The ratio of the ALL to loans outstanding was 1.11% at both June 30, 2017 and December 31, 2016, and 1.38% at June 30, 2016.

The ratio of net charge-offs to average loans for the six months ended June 30, 2017 was an annualized .20%, compared to .26% for the same period in 2016 and ..57% for the year ended December 31, 2016. The CRE portfolio had an annualized net charge-off rate of 1.84% as of June 30, 2017, compared to 1.80% as of December 31, 2016. This increase was due to charge-offs of $2.2 million in the second quarter on a participation loan for a mall in Pennsylvania. The A&D loans had an annualized net recovery rate of .31% as of June 30, 2017, compared to an annualized net recovery rate of .98% as of December 31, 2016. The C&I loans had a net recovery rate of 4.43% as of June 30, 2017, compared to a net charge-off rate of .69% as of December 31, 2016. The improvement was due to a $1.3 million recovery recorded in the first quarter of 2017 on a loan to an ethanol plant that had been charged-off in a prior period. The residential mortgage ratios were a net recovery rate of .01% as of June 30, 2017, compared to a net charge-off rate of .07% as of December 31, 2016, and the consumer loan ratios were net charge-off rates of .23% and .77% as of June 30, 2017 and December 31, 2016, respectively.

Management believes that the ALL at June 30, 2017 is adequate to provide for probable losses inherent in our loan portfolio. Amounts that will be recorded for the provision for loan losses in future periods will depend upon trends in the loan balances, including the composition of the loan portfolio, changes in loan quality and loss experience trends, potential recoveries on previously charged-off loans and changes in other qualitative factors. Management also applies interest rate risk, collateral value and debt service sensitivity analyses to the Commercial real estate loan portfolio and obtains new appraisals on specific loans under defined parameters to assist in the determination of the periodic provision for loan losses.

Investment Securities

At June 30, 2017, the total amortized cost basis of the available-for-sale investment portfolio was $135.7 million, compared to a fair value of $129.2 million. Unrealized gains and losses on securities available-for-sale are reflected in accumulated other comprehensive loss, a component of shareholders’ equity. The amortized cost basis of the held to maturity portfolio was $98.4 million, compared to a fair value of $100.4 million.

The following table presents the composition of our securities portfolio at amortized cost and fair values at the dates indicated:

	June 30, 2017			December 31, 2016
	Amortized	Fair Value	FV as %	Amortized	Fair Value	FV as %
(dollars in thousands)	Cost	(FV)	of Total	Cost	(FV)	of Total
Securities Available-for-Sale:
U.S. government agencies	$25,000	$24,424	19%	$25,000	$24,253	17%
Commercial mortgage-backed agencies	42,854	42,343	33%	52,978	52,222	37%
Collateralized mortgage obligations	29,416	29,021	22%	19,953	19,567	14%
Obligations of state and political subdivisions	18,714	19,063	15%	23,700	23,704	17%
Collateralized debt obligations	19,762	14,347	11%	27,930	20,254	15%
Total available for sale	$135,746	$129,198	100%	$149,561	$140,000	100%
Securities Held to Maturity:
U.S. government agencies	$15,806	$16,380	16%	$15,738	$16,250	17%
Residential mortgage-backed agencies	52,064	51,860	52%	50,384	50,265	51%
Commercial mortgage-backed agencies	17,437	17,847	18%	17,584	17,832	18%
Collateralized mortgage obligations	4,537	4,476	4%	4,833	4,684	5%
Obligations of state and political subdivisions	8,510	9,802	10%	8,630	8,950	9%
Total held to maturity	$98,354	$100,365	100%	$97,169	$97,981	100%

Total investment securities available-for-sale decreased $10.8 million since December 31, 2016. This decline during the first six months was primarily due to the receipt of $8.0 million on a CDO investment that was called at auction in June 2017. At June 30, 2017, the securities classified as available-for-sale included a net unrealized loss of $6.5 million, which represents the difference between the fair value and amortized cost of securities in the portfolio.

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

Approximately $116.0 million of the available-for-sale portfolio was valued using Level 2 pricing and had net unrealized gains of $1.1 million at June 30, 2017. The remaining $19.8 million of the securities available-for-sale represents the entire CDO portfolio, which was valued using significant unobservable inputs (Level 3 assets). The $5.4 million in net unrealized losses associated with this portfolio relates to 10 pooled trust preferred securities that comprise the CDO portfolio. Net unrealized losses of $3.9 million represent non-credit related OTTI charges on eight of the securities, while $1.5 million of unrealized losses relates to two securities which have had no credit related OTTI.

The following table provides a summary of the trust preferred securities in the CDO portfolio and the credit status of these securities as of June 30, 2017:

Level 3 Investment Securities Available for Sale

(Dollars in Thousands)

Investment Description		First United Level 3 Investments				Security Credit Status
							Deferrals/			Collateral
							Defaults as			Support as	Number of
					Lowest		% of			% of	Performing
			Fair Market	Unrealized	Credit	Original	Original	Performing	Collateral	Performing	Issuers/Total
Deal	Class	Amortized Cost	Value	Gain/(Loss)	Rating	Collateral	Collateral	Collateral	Support	Collateral	Issuers
Preferred Term Security XI*	B-1	1,347	952	(395)	C	635,775	13.61%	369,625	(17,613)	-4.77%	42 / 51
Preferred Term Security XVIII*	C	2,812	1,828	(984)	C	676,565	14.83%	344,492	(3,165)	-0.92%	47 / 61
Preferred Term Security XVIII	C	1,964	1,219	(745)	C	676,565	14.83%	344,492	(3,165)	-0.92%	47 / 61
Preferred Term Security XIX*	C	1,807	1,464	(343)	C	700,535	5.42%	514,606	17,275	3.36%	54 / 61
Preferred Term Security XIX*	C	1,075	878	(197)	C	700,535	5.42%	514,606	17,275	3.36%	54 / 61
Preferred Term Security XIX*	C	2,479	2,049	(430)	C	700,535	5.42%	514,606	17,275	3.36%	54 / 61
Preferred Tern Security XXII*	C	1,077	878	(199)	C	700,535	5.42%	514,606	17,275	3.36%	54 / 61
Preferred Term Security XXII*	C-1	1,524	1,135	(389)	C	1,386,600	13.71%	924,324	39,816	4.31%	64 / 82
Preferred Term Security XXII*	C-1	3,810	2,839	(971)	C	1,386,600	13.71%	924,324	39,816	4.31%	64 / 82
Preferred Term Security XXIII	C-1	1,867	1,105	(762)	C	1,467,000	16.84%	852,201	61,679	7.24%	85 / 101

Total Level 3 Securities Available for Sale		19,762	14,347	(5,415)

*	Security has been deemed other-than-temporarily impaired and loss has been recognized in accordance with ASC Section 320-10-35.

The terms of the debentures underlying trust preferred securities allow the issuer of the debentures to defer interest payments for up to 20 quarters, and, in such case, the terms of the related trust preferred securities allow their issuers to defer dividend payments for up to 20 quarters. Some of the issuers of the trust preferred securities in our investment portfolio have defaulted and/or deferred payments ranging from 5.42% to 16.84% of the total collateral balances underlying the securities. The securities were designed to include structural features that provide investors with credit enhancement or support to provide default protection by subordinated tranches. These features include over-collateralization of the notes or subordination, excess interest or spread which will redirect funds in situations where collateral is insufficient, and a specified order of principal payments. There are securities in our portfolio that are under-collateralized, which does represent additional stress on our tranche. However, in these cases, the terms of the securities require excess interest to be redirected from subordinate tranches as credit support, which provides additional support to our investment.

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

The market for these securities as of June 30, 2017 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive, as no new CDOs have been issued since 2007. There are currently very few market participants who are willing to effect transactions in these securities. The market values for these securities, or any securities other than those issued or guaranteed by the U.S. Department of the Treasury (the “Treasury”), are very depressed relative to historical levels. Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue. Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (a) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at June 30, 2017, (b) an income valuation approach technique (i.e. present value) that maximizes the use of relevant unobservable inputs and minimizes the use of observable inputs will be equally or more representative of fair value than a market approach, and (c) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management relies on an independent third party to prepare both the evaluations of OTTI and the fair value determinations for the CDO portfolio. Management does not believe that there were any material differences in the OTTI evaluations and pricing between December 31, 2016 and June 30, 2017.

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

Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that no securities had credit-related OTTI during the first six months of 2017.

On December 10, 2013, to implement Section 619 of the Dodd-Frank Act, the Treasury, the federal banking regulators including FDIC, and the SEC adopted the Volcker Rule. The Volcker Rule prohibits a banking institution from acquiring or retaining an “ownership interest” in a “covered fund”. A “covered fund” is (a) an entity that would be an investment company under the Investment Company Act of 1940, as amended, but for the exemptions contained in Section 3(c)(1) or Section 3(c)(7) of that Act, (b) a commodity pool with certain characteristics, and/or (c) a non-US entity with certain characteristics that is sponsored or owned by a banking entity located or organized in the US. The term “ownership interest” is defined as “any equity, partnership, or other similar interest.”

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

Of the 10 CDOs held by the Corporation at June 30, 2017, all were issued in exempt offerings. The two CDOs that were collateralized primarily by securities issued by insurance companies and are not included in the agencies’ list of exempt offerings, which fact required management to make a determination as to whether the CDOs constituted an “ownership interest” in a “covered fund”, such that the Corporation would be required to dispose of them pursuant to the Volcker Rule were called at par in the second quarter of 2017.

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

Deposits

The following table presents the composition of our deposits at the dates indicated:

(dollars in thousands)	June 30, 2017		December 31, 2016
Non-interest bearing demand deposits:
Retail	$253,986	24.5%	$219,158	21.6%
Interest-bearing deposits:
Demand	176,246	17.0%	172,071	17.0%
Money Market:
Retail	156,706	15.1%	161,812	16.0%
Brokered/ICS	57,193	5.5%	70,425	6.9%
Savings deposits	159,614	15.4%	149,653	14.8%
Time deposits less than $100,000:
Retail	111,935	10.8%	116,651	11.5%
Brokered/CDARS	394	0.0%	520	0.1%
Time deposits $100,000 or more:
Retail	119,073	11.5%	120,341	11.9%
Brokered/CDARS	2,565	0.2%	3,598	0.4%
Total Deposits	$1,037,712	100%	$1,014,229	100%

Total deposits increased $23.5 million during the first six months of 2017 when compared to deposits at December 31, 2016. During the first six months of 2017, we continued to see increases in core deposits and reductions in certificates of deposit. Non-interest bearing deposits increased $34.8 million due to building new relationships with both consumer and commercial customers as well as increased balances on existing accounts. Traditional savings accounts increased $9.9 million due to continued growth in our Prime Saver product. Total demand deposits increased $4.2 million and total money market accounts decreased $18.3 million due to decreased balances in our ICS money market account relating to the re-allocation of cash in our trust accounts. Time deposits less than $100,000 decreased $4.8 million and time deposits greater than $100,000 decreased $2.3 million.

Borrowed Funds

The following table presents the composition of our borrowings at the dates indicated:

	June 30,	December 31,
(in thousands)	2017	2016
Securities sold under agreements to repurchase	$25,224	$36,000
Total short-term borrowings	$25,224	$36,000

FHLB advances	$90,000	$90,007
Junior subordinated debt	30,929	41,730
Total long-term borrowings	$120,929	$131,737

Total short-term borrowings decreased by $10.8 million during the first six months of 2017 due to the re-allocation of cash from one large municipal account in our overnight investment product. Long-term borrowings decreased by $10.8 million during the first six months of 2017 due to the repayment of $10.8 million in TPS Debentures held by Trust III in March 2017.

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

At June 30, 2017, we were asset sensitive.

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

Capital Resources

We require capital to fund loans, satisfy our obligations under the Bank’s letters of credit, meet the deposit withdrawal demands of the Bank’s customers, and satisfy our other monetary obligations. To the extent that deposits are not adequate to fund our capital requirements, we can rely on the funding sources identified above under the heading “Liquidity Management”. At June 30, 2017, the Bank had $70.0 million available through unsecured lines of credit with correspondent banks, $8.3 million available through a secured line of credit with the Fed Discount Window and approximately $177.0 million available through the FHLB. Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our ability to meet our future capital requirements.

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

The following table presents our capital ratios:

	June 30, 2017	December 31, 2016	Required for Capital Adequacy Purposes	Required to be Well Capitalized
Total Capital (to risk-weighted assets)
Consolidated	16.51%	16.71%	8.00%	10.00%
First United Bank & Trust	16.21%	16.70%	8.00%	10.00%

Tier 1 Capital (to risk-weighted assets)
Consolidated	15.49%	14.76%	6.00%	8.00%
First United Bank & Trust	15.13%	15.63%	6.00%	8.00%

Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated	12.11%	10.74%	4.50%	6.50%
First United Bank & Trust	15.13%	15.63%	4.50%	6.50%

Tier 1 Capital (to average assets)
Consolidated	11.55%	10.95%	4.00%	5.00%
First United Bank & Trust	10.75%	11.11%	4.00%	5.00%

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Loan commitments are made to accommodate the financial needs of our customers. Letters of credit commit us to make payments on behalf of customers when certain specified future events occur. The credit risks inherent in loan commitments and letters of credit are essentially the same as those involved in extending loans to customers, and these arrangements are subject to our normal credit policies. Loan commitments and letters of credit totaled $116.6 million and $1.8 million, respectively, at June 30, 2017, compared to $120.8 million and $1.6 million, respectively, at December 31, 2016. We are not a party to any other off-balance sheet arrangements.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 with the SEC, such as this Quarterly Report, is recorded, processed, summarized and reported within the periods specified in those rules and forms, and that such information is accumulated and communicated to our management, including First United Corporation’s principal executive officer (“CEO”) and its principal accounting officer (“CFO”), as appropriate, to allow for timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

An evaluation of the effectiveness of these disclosure controls as of June 30, 2017 was carried out under the supervision and with the participation of management, including the CEO and the CFO. Based on that evaluation, management, including the CEO and the CFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the quarter ended June 30, 2017, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016 and Item 1A of Part II of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017. Management does not believe that any material changes in our risk factors have occurred since they were last disclosed.

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

FIRST UNITED CORPORATION

Date:	August 10, 2017	/s/ Carissa L. Rodeheaver
Carissa L. Rodeheaver, CPA, CFP
Chairman of the Board, President
and Chief Executive Officer
(Principal Executive Officer)

Date	August 10, 2017	/s/ Tonya K. Sturm
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

