Form 10-Q
period 2017-09-30
FIRST UNITED CORP/MD/
filed 2017-11-13
CIK 763907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,067,425 shares of common stock, par value $.01 per share, as of October 31, 2017.

INDEX TO QUARTERLY REPORT

FIRST UNITED CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST UNITED CORPORATION

Consolidated Statement of Financial Condition

(In thousands, except per share and percentage data)

	September 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Cash and due from banks	$83,026	$60,707
Interest bearing deposits in banks	2,008	2,603
Cash and cash equivalents	85,034	63,310
Investment securities – available-for-sale (at fair value)	149,160	140,000
Investment securities – held to maturity (fair value $98,183 at September 30, 2017 and $97,981 at December 31, 2016)	95,975	97,169
Restricted investment in bank stock, at cost	5,204	5,209
Loans	889,905	891,926
Allowance for loan losses	(10,755)	(9,918)
Net loans	879,150	882,008
Premises and equipment, net	30,263	27,160
Goodwill and other intangible assets, net	11,004	11,004
Bank owned life insurance	41,862	40,968
Deferred tax assets	17,680	19,337
Other real estate owned	9,781	10,910
Accrued interest receivable and other assets	27,211	21,115
Total Assets	$1,352,324	$1,318,190

Liabilities and Shareholders’ Equity
Liabilities:
Non-interest bearing deposits	$255,790	$219,158
Interest bearing deposits	785,678	795,071
Total deposits	1,041,468	1,014,229

Short-term borrowings	45,815	36,000
Long-term borrowings	120,929	131,737
Accrued interest payable and other liabilities	23,274	22,526
Total Liabilities	1,231,486	1,204,492

Shareholders’ Equity:
Preferred stock – no par value;
Authorized 2,000 shares of which 30 shares of Series A, $1,000 per share liquidation preference, 9% cumulative, issued and outstanding 10 shares at September 30, 2017 and 20 shares at December 31, 2016	10,000	20,000
Common Stock – par value $.01 per share; Authorized 25,000 shares; issued and outstanding 7,067 shares at September 30, 2017 and 6,269 at December 31, 2016	71	63
Surplus	31,499	22,178
Retained earnings	98,233	92,922
Accumulated other comprehensive loss	(18,965)	(21,465)
Total Shareholders’ Equity	120,838	113,698
Total Liabilities and Shareholders’ Equity	$1,352,324	$1,318,190

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Operations

(In thousands, except per share data)

	Nine months ended
	September 30,
	2017	2016
	(Unaudited)
Interest income
Interest and fees on loans	$29,504	$29,225
Interest on investment securities
Taxable	4,153	4,303
Exempt from federal income tax	691	635
Total investment income	4,844	4,938
Other	578	295
Total interest income	34,926	34,458
Interest expense
Interest on deposits	2,418	2,373
Interest on short-term borrowings	51	42
Interest on long-term borrowings	3,057	3,761
Total interest expense	5,526	6,176
Net interest income	29,400	28,282
Provision for loan losses	1,809	2,208
Net interest income after provision for loan losses	27,591	26,074
Other operating income
Net gains	3	525
Service charges	2,310	2,469
Trust department	4,629	4,369
Debit card income	1,764	1,569
Bank owned life insurance	894	1,130
Brokerage commissions	662	696
Other	331	463
Total other income	10,590	10,696
Total other operating income	10,593	11,221
Other operating expenses
Salaries and employee benefits	16,587	15,661
FDIC premiums	451	754
Equipment	1,855	1,815
Occupancy	1,862	1,867
Data processing	2,513	2,067
Professional Services	844	843
Other real estate owned	305	639
Other	4,910	5,552
Total other operating expenses	29,327	29,198
Income before income tax expense	8,857	8,097
Provision for income tax expense	2,556	2,237
Net Income	6,301	5,860
Accumulated preferred stock dividends	(990)	(1,575)
Net Income Available to Common Shareholders	$5,311	$4,285
Basic and diluted net income per common share	$0.77	$0.68
Weighted average number of basic and diluted shares outstanding	6,887	6,263

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Operations

(In thousands, except per share data)

	Three Months Ended
	September 30,
	2017	2016
	(Unaudited)
Interest income
Interest and fees on loans	$9,987	$9,886
Interest on investment securities
Taxable	1,410	1,378
Exempt from federal income tax	237	199
Total investment income	1,647	1,577
Other	274	100
Total interest income	11,908	11,563
Interest expense
Interest on deposits	841	784
Interest on short-term borrowings	17	14
Interest on long-term borrowings	948	1,271
Total interest expense	1,806	2,069
Net interest income	10,102	9,494
Provision for loan losses	901	294
Net interest income after provision for loan losses	9,201	9,200
Other operating income
Net (losses)/gains	(11)	245
Service charges	802	856
Trust department	1,579	1,435
Debit card income	645	534
Bank owned life insurance	294	295
Brokerage commissions	236	189
Other	100	240
Total other income	3,656	3,549
Total other operating income	3,645	3,794
Other operating expenses
Salaries and employee benefits	5,722	5,217
FDIC premiums	183	80
Equipment	619	606
Occupancy	643	621
Data processing	873	721
Professional Services	307	254
Other real estate owned	93	389
Other	1,583	1,874
Total other operating expenses	10,023	9,762
Income before income tax expense	2,823	3,232
Provision for income tax expense	811	947
Net Income	2,012	2,285
Accumulated preferred stock dividends	(225)	(450)
Net Income Available to Common Shareholders	$1,787	$1,835
Basic and diluted net income per common share	$0.25	$0.29
Weighted average number of basic and diluted shares outstanding	7,067	6,269

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Comprehensive Income

(In thousands)

	Nine months ended
	September 30,
	2017	2016
Comprehensive Income (in thousands)	(Unaudited)
Net Income	$6,301	$5,860
Other comprehensive income/(loss), net of tax and reclassification adjustments:
Net unrealized gains on investments with OTTI	244	224

Net unrealized gains/(losses) on all other AFS securities	1,747	(207)

Net unrealized gains on HTM securities	158	547

Net unrealized losses on cash flow hedges	(94)	(480)

Net unrealized gains/(losses) on pension	380	(561)

Net unrealized gains on SERP	65	45

Other comprehensive income/(loss), net of tax	2,500	(432)

Comprehensive income	$8,801	$5,428

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Comprehensive Income

(In thousands)

	Three months ended
	September 30,
	2017	2016
Comprehensive Income (in thousands)	(Unaudited)
Net Income	$2,012	$2,285
Other comprehensive income/(loss), net of tax and reclassification adjustments:
Net unrealized gains on investments with OTTI	212	27

Net unrealized losses on all other AFS securities	(39)	(460)

Net unrealized gains on HTM securities	54	182

Net unrealized gains on cash flow hedges	4	157

Net unrealized gains/(losses) on pension	184	(266)

Net unrealized gains on SERP	22	15

Other comprehensive income/(loss), net of tax	437	(345)

Comprehensive income	$2,449	$1,940

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	(Unaudited)
Balance at January 1, 2016	$30,000	$63	$21,986	$87,666	$(18,944)	$120,771

Net income				7,281		7,281
Other comprehensive loss					(2,521)	(2,521)
Stock based compensation			192			192
Preferred stock redemption	(10,000)					(10,000)
Preferred stock dividends paid				(2,025)		(2,025)

Balance at December 31, 2016	20,000	63	22,178	92,922	(21,465)	113,698

Net income				6,301		6,301
Other comprehensive income					2,500	2,500
Stock based compensation			138			138
Common stock issued		8	9,183			9,191
Preferred stock redemption	(10,000)					(10,000)
Preferred stock dividends paid				(990)		(990)

Balance at September 30, 2017	$10,000	$71	$31,499	$98,233	$(18,965)	$120,838

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Cash Flows

(In thousands)

	Nine months ended
	September 30,
	2017	2016
	(Unaudited)
Operating activities
Net income	$6,301	$5,860
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,809	2,208
Depreciation	1,397	1,246
Stock compensation	138	144
Gain on sales of other real estate owned	(589)	(140)
Write-downs of other real estate owned	551	366
Gain on loan sales	(48)	(66)
Losses on disposal of fixed assets	1	0
Net amortization of investment securities discounts and premiums- AFS	130	257
Net amortization of investment securities discounts and premiums- HTM	50	82
Losses/(gains) on sales of investment securities – available-for-sale	44	(459)
Amortization of deferred loan fees	(427)	(368)
Increase in accrued interest receivable and other assets	(6,848)	(82)
Decrease in deferred tax benefit	1,657	318
Increase/(decrease) in accrued interest payable and other liabilities	698	(289)
Earnings on bank owned life insurance	(894)	(1,130)
Net cash provided by operating activities	3,970	7,947

Investing activities
Proceeds from maturities/calls of investment securities available-for-sale	16,034	33,227
Proceeds from maturities/calls of investment securities held-to-maturity	5,332	16,533
Proceeds from sales of investment securities available-for-sale	18,530	43,782
Purchases of investment securities available-for-sale	(40,596)	(54,587)
Purchases of investment securities held-to-maturity	(4,188)	(9,442)
Proceeds from sales of other real estate owned	2,466	2,265
Proceeds from loan sales	6,536	8,838
Proceeds from disposal of fixed assets	8	260
Proceeds from BOLI death benefit	0	608
Net decrease in FHLB stock	5	23
Net increase in loans	(6,311)	(39,823)
Purchases of premises and equipment	(4,509)	(3,671)
Net cash used in investing activities	(6,693)	(1,987)

Financing activities
Net increase in deposits	27,239	20,391
Preferred stock dividends paid	(990)	(1,575)
Preferred stock redemption	(10,000)	(10,000)
Proceeds from sale of common stock	9,349	0
Rights Offering costs	(158)	0
Net increase/(decrease) in short-term borrowings	9,815	(43)
Payments on long-term borrowings	(10,808)	(790)
Net cash provided by financing activities	24,447	7,983
Increase in cash and cash equivalents	21,724	13,943
Cash and cash equivalents at beginning of the year	63,310	52,141
Cash and cash equivalents at end of period	$85,034	$66,084

Supplemental information
Interest paid	$5,474	$6,175
Non-cash investing activities:
Transfers from loans to other real estate owned	$1,299	$5,867

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

NoteS to Consolidated Financial Statements (UNAUDITED)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of First United Corporation and its consolidated subsidiaries, including First United Bank & Trust (the “Bank”), have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 270, Interim Reporting, and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring items, have been included. Operating results for the nine- and three-month periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for the full year or for any future interim period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016. For purposes of comparability, certain prior period amounts have been reclassified to conform to the 2017 presentation. Such reclassifications had no impact on net income or equity.

As used in these notes, the term “the Corporation” refers to First United Corporation and, unless the context clearly requires otherwise, its consolidated subsidiaries.

Note 2 – Earnings Per Common Share

Basic earnings per common share is derived by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents. Diluted earnings per share is derived by dividing net income available to common shareholders by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents. There were no common stock equivalents at September 30, 2017 or September 30, 2016.

The following tables set forth the calculation of basic and diluted earnings per common share for the nine- and three-month periods ended September 30, 2017 and 2016:

	Nine months ended September 30,
	2017			2016
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Income	Shares	Amount
Basic and Diluted Earnings Per Share:
Net income	$6,301			$5,860
Preferred stock dividends	(990)			(1,575)
Net income available to common shareholders	$5,311	6,887	$0.77	$4,285	6,263	$0.68

	Three months ended September 30,
	2017			2016
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Income	Shares	Amount
Basic and Diluted Earnings Per Share:
Net income	$2,012			$2,285
Preferred stock dividends	(225)			(450)
Net income available to common shareholders	$1,787	7,067	$0.25	$1,835	6,269	$0.29

Note 3 – Net Gains/(Losses)

The following table summarizes the gain/(loss) activity for the nine- and three-month periods ended September 30, 2017 and 2016:

	Nine months ended		Three months ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Net gains/(losses):
Available-for-sale securities:
Realized gains	$52	$688	$0	$273
Realized losses	(96)	(229)	(27)	(41)
Gain on sale of consumer loans	48	66	16	18
Losses on disposal of fixed assets	(1)	0	0	(5)
Net gains/(losses):	$3	$525	$(11)	$245

Note 4 – Cash and Cash Equivalents

Cash and due from banks, which represents vault cash in the retail offices and invested cash balances at the Federal Reserve and other correspondent banks, is carried at cost which approximates fair value.

	September 30,	December 31,
(in thousands)	2017	2016
Cash and due from banks, weighted average interest rate of 0.78% (at September 30, 2017)	$83,026	$60,707

Interest bearing deposits in banks, which represent funds invested at a correspondent bank, are carried at cost which approximates fair value and, as of September 30, 2017 and December 31, 2016, consisted of daily funds invested at the Federal Home Loan Bank (“FHLB”) of Atlanta and Merchants and Traders (“M&T”).

	September 30,	December 31,
(in thousands)	2017	2016
FHLB daily investments, interest rate of 1.06% (at September 30, 2017)	$993	$1,590
M&T daily investments, interest rate of 0.15% (at September 30, 2017)	1,015	1,013
	$2,008	$2,603

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

The following table shows a comparison of amortized cost and fair values of investment securities at September 30, 2017 and December 31, 2016:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCL
September 30, 2017
Available for Sale:
U.S. government agencies	$30,000	$0	$521	$29,479	$0
Commercial mortgage-backed agencies	42,417	0	594	41,823	0
Collateralized mortgage obligations	42,372	3	489	41,886	0
Obligations of states and political subdivisions	20,911	419	76	21,254	0
Collateralized debt obligations	19,719	0	5,001	14,718	(3,556)
Total available for sale	$155,419	$422	$6,681	$149,160	$(3,556)

Held to Maturity:
U.S. government agencies	$15,841	$609	$0	$16,450	$0
Residential mortgage-backed agencies	50,019	239	301	49,957	0
Commercial mortgage-backed agencies	17,364	385	0	17,749	0
Collateralized mortgage obligations	4,241	0	50	4,191	0
Obligations of states and political subdivisions	8,510	1,326	0	9,836	0
Total held to maturity	$95,975	$2,559	$351	$98,183	$0

December 31, 2016
Available for Sale:
U.S. government agencies	$25,000	$0	$747	$24,253	$0
Commercial mortgage-backed agencies	52,978	1	757	52,222	0
Collateralized mortgage obligations	19,953	13	399	19,567	0
Obligations of states and political subdivisions	23,700	255	251	23,704	0
Collateralized debt obligations	27,930	0	7,676	20,254	(3,961)
Total available for sale	$149,561	$269	$9,830	$140,000	$(3,961)
Held to Maturity:
U.S. government agencies	$15,738	$512	$0	$16,250	$0
Residential mortgage-backed agencies	50,384	160	279	50,265	0
Commercial mortgage-backed agencies	17,584	248	0	17,832	0
Collateralized mortgage obligations	4,833	0	149	4,684	0
Obligations of states and political subdivisions	8,630	490	170	8,950	0
Total held to maturity	$97,169	$1,410	$598	$97,981	$0

Proceeds from sales of available for sale securities and the realized gains and losses are as follows:

	Nine months ended		Three months ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Proceeds	$18,530	$43,782	$0	$18,191
Realized gains	52	688	0	273
Realized losses	96	229	27	41

The following table shows the Corporation’s investment securities with gross unrealized losses and fair values at September 30, 2017 and December 31, 2016, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2017
Available for Sale:
U.S. government agencies	$4,977	$23	$24,501	$499
Commercial mortgage-backed agencies	30,170	233	11,653	361
Collateralized mortgage obligations	28,222	163	13,009	325
Obligations of states and political subdivisions	3,414	16	2,838	60
Collateralized debt obligations	0	0	14,718	5,001
Total available for sale	$66,783	$435	$66,719	$6,246

Held to Maturity:
Residential mortgage-backed agencies	$12,198	$107	$7,005	$194
Collateralized mortgage obligations	0	0	4,191	50
Obligations of states and political subdivisions	0	0	0	0
Total held to maturity	$12,198	$107	$11,196	$244

December 31, 2016
Available for Sale:
U.S. government agencies	$24,253	$747	$0	$0
Commercial mortgage-backed agencies	51,604	757	0	0
Collateralized mortgage obligations	14,706	399	0	0
Obligations of states and political subdivisions	8,079	160	2,934	91
Collateralized debt obligations	0	0	20,254	7,676
Total available for sale	$98,642	$2,063	$23,188	$7,767
Held to Maturity:
Residential mortgage-backed agencies	$20,899	$279	$0	$0
Commercial mortgage-backed agencies	4,684	149	0	0
Obligations of states and political subdivisions	2,335	170	0	0
Total held to maturity	$27,918	$598	$0	$0

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

Management believes that the valuation of certain securities is a critical accounting policy that requires significant estimates in preparation of the Corporation’s consolidated financial statements. Management utilizes an independent third party to prepare both the impairment valuations and fair value determinations for the Corporation’s collateralized debt obligation (“CDO”) portfolio consisting of pooled trust preferred securities. Based on management’s review of the assumptions and results of the third-party review, it believes that the valuations are adequate at September 30, 2017.

U.S. Government Agencies – Available for Sale – There was one U.S. government agency in an unrealized loss position for less than 12 months as of September 30, 2017. There were four U.S. government agency investments in an unrealized loss position for more than 12 months as of September 30, 2017. The securities are of investment grade and the Corporation does not intend to sell them, and it is not more than likely than not that the Corporation will be required to sell them before recovery of their amortized cost basis, which may be at maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at September 30, 2017.

Commercial Mortgage-Backed Agencies – Available for Sale – There were five commercial mortgage-backed agencies in an unrealized loss position for less than 12 months as of September 30, 2017. There were three commercial mortgage-backed agencies in an unrealized loss position for more than 12 months as of September 30, 2017. The securities are of the highest investment grade and the Corporation has the intent and ability to hold the investments to maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at September 30, 2017.

Collateralized Mortgage Obligations – Available for Sale – There were six collateralized mortgage obligations in an unrealized loss position for less than 12 months as of September 30, 2017. There were two collateralized mortgage obligations in an unrealized loss position for more than 12 months as of September 30, 2017. The securities are of the highest investment grade and the Corporation has the intent and ability to hold the investments to maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at September 30, 2017.

Obligations of State and Political Subdivisions – Available for Sale – There were two obligations of state and political subdivisions that have been in an unrealized loss position for less than 12 months and two securities that have been in an unrealized loss position for 12 months or more at September 30, 2017. These investments are of investment grade as determined by the major rating agencies and management reviews the ratings of the underlying issuers and performs an in-depth credit analysis on the securities. Management believes that this portfolio is well-diversified throughout the United States, and all bonds continue to perform according to their contractual terms. The Corporation does not intend to sell these investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at September 30, 2017.

Collateralized Debt Obligations – Available for Sale - The $5.0 million in unrealized losses greater than 12 months at September 30, 2017 relates to 10 pooled trust preferred securities that are included in the CDO portfolio. See Note 9 for a discussion of the methodology used by management to determine the fair values of these securities. Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that there were no securities that had credit-related non-cash OTTI charges during the first nine months of 2017. The unrealized losses on the remaining securities in the portfolio are primarily attributable to continued depression in marketability, liquidity and the current economic environment.

U.S. Government Agencies – Held to Maturity – There were no U.S. government agencies in an unrealized loss position as of September 30, 2017.

Residential Mortgage-Backed Agencies – Held to Maturity - Eleven residential mortgage-backed agencies have been in an unrealized loss position for less than 12 months as of September 30, 2017. There were six mortgage-backed agency investments in an unrealized loss position for more than 12 months as of September 30, 2017. The securities are of the highest investment grade and the Corporation has the intent and ability to hold the investments to maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at September 30, 2017.

Commercial Mortgage-Backed Agencies – Held to Maturity - There were no collateralized mortgage-backed agency investments in an unrealized loss position as of September 30, 2017.

Collateralized Mortgage Obligations – Held to Maturity – There were no collateralized mortgage obligations in an unrealized loss position for less than 12 months as of September 30, 2017. There was one collateralized mortgage obligation in a loss position for more than 12 months as of September 30, 2017. The security is of the highest investment grade and the Corporation has the intent and ability to hold the investment to maturity. Accordingly, management does not consider this investment to be other-than-temporarily impaired at September 30, 2017.

Obligations of State and Political Subdivisions – Held to Maturity –There were no obligations of state and political subdivisions that has been in an unrealized loss for less than 12 months. No obligations of state and political subdivisions securities have been in an unrealized loss position for more than 12 months as of September 30, 2017.

The following tables present a cumulative roll-forward of the amount of non-cash OTTI charges related to credit losses which have been recognized in earnings for the trust preferred securities in the CDO portfolio held and not intended to be sold for the nine- and three-month periods ended September 30, 2017 and 2016:

	Nine months ended September 30,
(in thousands)	2017	2016
Balance of credit-related OTTI at January 1	$3,124	$3,133
Decreases for previously recognized credit-related OTTI due to transfer	0	(3,045)
Additions for decreases in cash flows expected to be collected	0	33
Reduction for increases in cash flows expected to be collected	(112)	(7)
Balance of credit-related OTTI at September 30	$3,012	$114

	Three months ended September 30,
(in thousands)	2017	2016
Balance of credit-related OTTI at July 1	$3,067	$116
Decreases for previously recognized credit-related OTTI due to transfer	0	0
Additions for decreases in cash flows expected to be collected	0	0
Reduction for increases in cash flows expected to be collected	(55)	(2)
Balance of credit-related OTTI at September 30	$3,012	$114

The amortized cost and estimated fair value of securities by contractual maturity at September 30, 2017 are shown in the following table. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2017
(in thousands)	Amortized Cost	Fair Value
Contractual Maturity
Available for sale:
Due after one year through five years	$15,865	$15,759
Due after five years through ten years	20,553	20,193
Due after ten years	34,212	29,499
	70,630	65,451
Commercial mortgage-backed agencies	42,417	41,823
Collateralized mortgage obligations	42,372	41,886
Total available for sale	$155,419	$149,160
Held to Maturity:
Due after five years through ten years	$15,841	$16,450
Due after ten years	8,510	9,836
	24,351	26,286
Residential mortgage-backed agencies	$50,019	$49,957
Commercial mortgage-backed agencies	17,364	17,749
Collateralized mortgage obligations	4,241	4,191
Total held to maturity	$95,975	$98,183

Note 6 – Restricted Investment in Bank Stock

Restricted stock, which represents required investments in the common stock of the FHLB of Atlanta, Atlantic Community Bankers Bank (“ACBB”) and Community Bankers Bank (“CBB”), is carried at cost and is considered a long-term investment.

Management evaluates the restricted stock for impairment in accordance with ASC Industry Topic 942, Financial Services – Depository and Lending- (ASC Section 942-325-35). Management’s evaluation of potential impairment is based on management’s assessment of the ultimate recoverability of the cost of the restricted stock rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability is influenced by criteria such as (a) the significance of the decline in net assets of the issuing bank as compared to the capital stock amount for that bank and the length of time this situation has persisted, (b) commitments by the issuing bank to make payments required by law or regulation and the level of such payments in relation to the operating performance of that bank, and (c) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the issuing bank. Management has evaluated the restricted stock for impairment and believes that no impairment charge is necessary as of September 30, 2017.

The Corporation recognizes dividends received on its restricted stock investments on a cash basis. For the nine months ended September 30, 2017, dividends of $188,126 were recognized in earnings. For the comparable period of 2016, dividends of $203,073 were recognized in earnings. For the three months ended September 30, 2017, dividends of $61,637 were recognized in earnings. For the comparable period of 2016, dividends of $65,897 were recognized in earnings.

Note 7 – Loans and Related Allowance for Loan Losses

The following table summarizes the primary segments of the loan portfolio at September 30, 2017 and December 31, 2016:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
September 30, 2017

Individually evaluated for impairment	$14,190	$2,407	$702	$3,844	$0	$21,143
Collectively evaluated for impairment	$261,416	$111,104	$71,899	$400,433	$23,910	$868,762
Total loans	$275,606	$113,511	$72,601	$404,277	$23,910	$889,905

December 31, 2016

Individually evaluated for impairment	$17,210	$2,525	$290	$3,975	$0	$24,000
Collectively evaluated for impairment	$280,749	$101,757	$72,056	$389,441	$23,923	$867,926
Total loans	$297,959	$104,282	$72,346	$393,416	$23,923	$891,926

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention and Substandard within the internal risk rating system at September 30, 2017 and December 31, 2016:

(in thousands)	Pass	Special Mention	Substandard	Total
September 30, 2017
Commercial real estate
Non owner-occupied	$133,045	$0	$9,234	$142,279
All other CRE	119,194	3,743	10,390	133,327
Acquisition and development
1-4 family residential construction	15,889	0	0	15,889
All other A&D	96,512	57	1,053	97,622
Commercial and industrial	71,116	40	1,445	72,601
Residential mortgage
Residential mortgage - term	320,242	0	7,895	328,137
Residential mortgage - home equity	73,924	150	2,066	76,140
Consumer	23,848	5	57	23,910
Total	$853,770	$3,995	$32,140	$889,905

December 31, 2016
Commercial real estate
Non owner-occupied	$137,181	$10,620	$9,357	$157,158
All other CRE	125,720	3,121	11,960	140,801
Acquisition and development
1-4 family residential construction	15,845	0	0	15,845
All other A&D	87,135	65	1,237	88,437
Commercial and industrial	70,613	593	1,140	72,346
Residential mortgage
Residential mortgage - term	308,734	113	7,618	316,465
Residential mortgage - home equity	75,710	0	1,241	76,951
Consumer	23,794	0	129	23,923
Total	$844,732	$14,512	$32,682	$891,926

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

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans at September 30, 2017 and December 31, 2016:

(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due and Accruing	Non-Accrual	Total Loans
September 30, 2017
Commercial real estate
Non owner-occupied	$135,530	$214	$0	$0	$214	$6,535	$142,279
All other CRE	129,424	908	0	0	908	2,995	133,327
Acquisition and development
1-4 family residential construction	15,889	0	0	0	0	0	15,889
All other A&D	97,134	118	338	0	456	32	97,622
Commercial and industrial	72,157	25	0	7	32	412	72,601
Residential mortgage
Residential mortgage - term	323,436	288	2,039	961	3,288	1,413	328,137
Residential mortgage - home equity	74,626	933	325	0	1,258	256	76,140
Consumer	23,700	165	16	29	210	0	23,910
Total	$871,896	$2,651	$2,718	$997	$6,366	$11,643	$889,905

December 31, 2016
Commercial real estate
Non owner-occupied	$150,595	$182	$0	$0	$182	$6,381	$157,158
All other CRE	134,931	40	0	0	40	5,830	140,801
Acquisition and development
1-4 family residential construction	15,845	0	0	0	0	0	15,845
All other A&D	88,353	0	39	0	39	45	88,437
Commercial and industrial	72,324	9	2	11	22	0	72,346
Residential mortgage
Residential mortgage - term	310,721	517	3,376	312	4,205	1,539	316,465
Residential mortgage - home equity	75,558	974	198	70	1,242	151	76,951
Consumer	23,662	186	48	27	261	0	23,923
Total	$871,989	$1,908	$3,663	$420	$5,991	$13,946	$891,926

Non-accrual loans totaled $11.6 million at September 30, 2017, compared to $13.9 million at December 31, 2016. The decrease in non-accrual balances at September 30, 2017 was primarily due to charge-offs of $2.9 million and the movement of $.8 million to other real estate owned (“OREO”), offset slightly by the addition of a large relationship in the third quarter of 2017. Non-accrual loans that have been subject to a partial charge-off totaled $5.6 million at September 30, 2017, compared to $11.1 million at December 31, 2016. Loans secured by 1-4 family residential real estate properties in the process of foreclosure were $.5 million at September 30, 2017 and December 31, 2016.

Accruing loans past due 30 days or more increased very slightly to .72% of the loan portfolio at September 30, 2017, compared to .67% at December 31, 2016. The slight increase for the first nine months of 2017 was due primarily to increases in the past due loans in the commercial real estate portfolio.

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

The following table summarizes the primary segments of the ALL at September 30, 2017 and December 31, 2016, segregated by the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
September 30, 2017

Individually evaluated for impairment	$1,337	$34	$0	$74	$0	$0	$1,445
Collectively evaluated for impairment	$3,200	$1,150	$804	$3,460	$196	$500	$9,310
Total ALL	$4,537	$1,184	$804	$3,534	$196	$500	$10,755

December 31, 2016

Individually evaluated for impairment	$177	$40	$0	$43	$0	$0	$260
Collectively evaluated for impairment	$3,736	$831	$858	$3,545	$188	$500	$9,658
Total ALL	$3,913	$871	$858	$3,588	$188	$500	$9,918

Management uses the following methodology for determining impairment on consumer and commercial loans. All nonaccrual loans and all loans designated as troubled debt restructurings (“TDRs”) are considered to be impaired. Additionally, an impairment evaluation is performed on any account that meets either of the following criteria: (a) commercial loans that (1) are risk-rated substandard and (2) have a balance of at least $500,000; and (b) commercial loans that are (1) part of a relationship having an amount of $750,000 or more and (2) at least 60 days past-due. For those loans that are not classified as nonaccrual or troubled debt restructures, a judgment is made as to the likelihood that contractual principal and interest will be collected. Loans are considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in evaluating impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

Once the determination has been made that a loan is impaired, the determination of whether a specific allocation of the allowance is necessary is measured by comparing the recorded investment in the loan to the fair value of the loan using one of three methods: (a) the present value of expected future cash flows discounted at the loan’s effective interest rate; (b) the loan’s observable market price; or (c) the fair value of the collateral less selling costs. The method is selected on a loan-by-loan basis, with management primarily utilizing the fair value of collateral method. A valuation grid for impaired loans is used to determine when or how collateral values are to be updated based on size and collateral dependency for commercial loans and foreclosure status for consumer loans. If an updated appraisal has not been received and reviewed in time for the determination of estimated fair value at quarter (or year) end, or if the appraisal is found to be deficient following the Corporation’s internal appraisal review process and re-ordered, then the estimated fair value of the collateral is determined by adjusting the existing appraisal by the appropriate percentage from an internally prepared appraisal discount grid. This grid considers the age of a third-party appraisal and the geographic region where the collateral is located. The discount rates in the appraisal discount grid are updated periodically to reflect the most current knowledge that management has available, including the results of current appraisals. A specific allocation of the ALL is recorded if there is any deficiency in collateral value determined by comparing the estimated fair value to the recorded investment of the loan. When updated appraisals are received and reviewed, adjustments are made to the specific allocation as needed.

The evaluation of the need and amount of a specific allocation of the ALL and whether a loan can be removed from impairment status is made on a quarterly basis.

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary at September 30, 2017 and December 31, 2016:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
(in thousands)	Recorded Investment	Related Allowances	Recorded Investment	Recorded Investment	Unpaid Principal Balance
September 30, 2017
Commercial real estate
Non owner-occupied	$3,262	$1,337	$3,648	$6,910	$12,063
All other CRE	0	0	7,280	7,280	7,893
Acquisition and development
1-4 family residential construction	0	0	582	582	582
All other A&D	297	42	1,528	1,825	2,105
Commercial and industrial	0	0	702	702	2,916
Residential mortgage
Residential mortgage - term	532	64	3,057	3,589	3,902
Residential mortgage – home equity	65	2	190	255	256
Consumer	0	0	0	0	0
Total impaired loans	$4,156	$1,445	$16,987	$21,143	$29,717

December 31, 2016
Commercial real estate
Non owner-occupied	$131	$23	$6,635	$6,766	$9,372
All other CRE	432	154	10,012	10,444	11,057
Acquisition and development
1-4 family residential construction	0	0	582	582	628
All other A&D	245	40	1,698	1,943	2,213
Commercial and industrial	0	0	290	290	2,504
Residential mortgage
Residential mortgage - term	61	43	3,763	3,824	4,249
Residential mortgage – home equity	0	0	151	151	168
Consumer	0	0	0	0	0
Total impaired loans	$869	$260	$23,131	$24,000	$30,191

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

The following tables present the activity in the ALL for the nine- and three-month periods ended September 30, 2017 and 2016:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
ALL balance at January 1, 2017	$3,913	$871	$858	$3,588	$188	$500	$9,918
Charge-offs	(2,798)	(79)	(37)	(252)	(254)	0	(3,420)
Recoveries	68	230	1,666	299	185	0	2,448
Provision	3,354	162	(1,683)	(101)	77	0	1,809
ALL balance at September 30, 2017	$4,537	$1,184	$804	$3,534	$196	$500	$10,755

ALL balance at January 1, 2016	$2,580	$4,129	$722	$3,785	$206	$500	$11,922
Charge-offs	(2,632)	(78)	(518)	(516)	(237)	0	(3,981)
Recoveries	85	1,278	45	373	114	0	1,895
Provision	5,491	(4,063)	641	23	116	0	2,208
ALL balance at September 30, 2016	$5,524	$1,266	$890	$3,665	$199	$500	$12,044

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
ALL balance at July 1, 2017	$3,649	$1,200	$836	$3,545	$192	$500	$9,922
Charge-offs	(53)	(61)	(4)	(16)	(111)	0	(245)
Recoveries	5	42	15	46	69	0	177
Provision	936	3	(43)	(41)	46	0	901
ALL balance at September 30, 2017	$4,537	$1,184	$804	$3,534	$196	$500	$10,755

ALL balance at July 1, 2016	$4,405	$3,118	$737	$3,723	$195	$500	$12,678
Charge-offs	(623)	0	(259)	(300)	(97)	0	(1,279)
Recoveries	(8)	(4)	7	319	37	0	351
Provision	1,750	(1,848)	405	(77)	64	0	294
ALL balance at September 30, 2016	$5,524	$1,266	$890	$3,665	$199	$500	$12,044

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

The following table presents the average recorded investment in impaired loans by class and related interest income recognized for the periods indicated:

	Nine months ended			Nine months ended
	September 30, 2017			September 30, 2016
(in thousands)	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis
Commercial real estate
Non owner-occupied	$6,255	$18	$0	$5,903	$125	$0
All other CRE	8,314	157	0	12,142	135	8
Acquisition and development
1-4 family residential construction	582	18	0	641	21	0
All other A&D	1,851	68	0	2,933	72	0
Commercial and industrial	393	9	0	1,095	32	0
Residential mortgage
Residential mortgage - term	3,836	98	8	4,718	121	4
Residential mortgage – home equity	236	0	0	302	0	0
Consumer	0	0	0	0	0	0
Total	$21,467	$368	$8	$27,734	$506	$12

	Three months ended			Three months ended
	September 30, 2017			September 30, 2016
(in thousands)	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis
Commercial real estate
Non owner-occupied	$6,144	$6	$0	$10,210	$78	$0
All other CRE	7,308	52	0	11,191	55	4
Acquisition and development
1-4 family residential construction	582	6	0	582	6	0
All other A&D	1,812	23	0	1,997	24	0
Commercial and industrial	496	3	0	1,119	13	0
Residential mortgage
Residential mortgage - term	3,654	32	1	4,916	43	0
Residential mortgage – home equity	249	0	0	307	0	0
Consumer	0	0	0	0	0	0
Total	$20,245	$122	$1	$30,322	$219	$4

In the normal course of business, the Bank modifies loan terms for various reasons. These reasons may include as a retention strategy, remaining competitive in the current interest rate environment, and re-amortizing or extending a loan term to better match the loan’s payment stream with the borrower’s cash flows. A modified loan is considered to be a TDR when the Bank has determined that the borrower is troubled (i.e., experiencing financial difficulties). The Bank evaluates the probability that the borrower will be in payment default on any of its debt obligations in the foreseeable future without modification. To make this determination, the Bank performs a global financial review of the borrower and loan guarantors to assess their current ability to meet their financial obligations.

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

The following tables present the volume and recorded investment at the time of modification of TDRs by class and type of modification that occurred during the periods indicated:

	Temporary Rate Modification		Extension of Maturity		Modification of Payment and Other Terms
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Nine months ended September 30, 2017
Commercial real estate
Non owner-occupied	0	$0	0	$0	0	$0
All other CRE	0	0	0	0	0	0
Acquisition and development
1-4 family residential construction	0	0	0	0	0	0
All other A&D	0	0	1	244	0	0
Commercial and industrial	0	0	0	0	0	0
Residential mortgage
Residential mortgage – term	0	0	1	259	1	439
Residential mortgage – home equity	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Total	0	$0	2	$503	1	$439

	Temporary Rate Modification		Extension of Maturity		Modification of Payment and Other Terms
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Three months ended September 30, 2017
Commercial real estate
Non owner-occupied	0	$0	0	$0	0	$0
All other CRE	0	0	0	0	0	0
Acquisition and development
1-4 family residential construction	0	0	0	0	0	0
All other A&D	0	0	0	0	0	0
Commercial and industrial	0	0	0	0	0	0
Residential mortgage
Residential mortgage – term	0	0	0	0	1	439
Residential mortgage – home equity	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Total	0	$0	0	$0	1	$439

During the nine months ended September 30, 2017, there were no new TDRs, but three existing TDRs that had reached their original modification maturity dates were re-modified. These re-modifications did not impact the ALL. During the nine months ended September 30, 2017, there were no payment defaults.

During the three months ended September 30, 2017, there were no new TDRs, but one existing TDR that had reached its original modification maturity date was re-modified. During the three months ended September 30, 2017, there were no payment defaults.

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

Note 8 – Other Real Estate Owned

The following table presents the components of OREO at September 30, 2017 and December 31, 2016:

(in thousands)	September 30, 2017	December 31, 2016
Commercial real estate	$4,045	$3,779
Acquisition and development	4,717	5,944
Commercial and industrial	24	24
Residential mortgage	995	1,163
Total OREO	$9,781	$10,910

The following table presents the activity in the OREO valuation allowance for the nine- and three-month periods ended September 30, 2017 and 2016:

	For the Nine Months Ended		For the Three Months Ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Balance beginning of period	$3,535	$4,430	$3,232	$3,599
Fair value write-down	551	366	458	269
Sales of OREO	(1,005)	(1,205)	(609)	(277)
Balance at end of period	$3,081	$3,591	$3,081	$3,591

The following table presents the components of OREO expenses, net, for the nine- and three-month periods ended September 30, 2017 and 2016:

	For the Nine Months Ended		For the Three Months Ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Gains on real estate, net	$(589)	$(140)	$(515)	$(9)
Fair value write-down, net	551	366	458	269
Expenses, net	492	495	213	152
Rental and other income	(149)	(82)	(63)	(23)
Total OREO expense, net	$305	$639	$93	$389

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

Management believes that the Corporation’s valuation techniques are appropriate and consistent with the techniques used by other market participants. However, the use of different methodologies and assumptions could result in a different estimate of fair values at the reporting date. The valuation techniques used by the Corporation to measure, on a recurring and non-recurring basis, the fair value of assets as of September 30, 2017 are discussed in the paragraphs that follow.

Investments – The investment portfolio is classified and accounted for based on the guidance of ASC Topic 320, Investments – Debt and Equity Securities.

The fair value of investments is determined using a market approach. As of September 30, 2017, the U.S. Government agencies, residential and commercial mortgage-backed securities, collateralized mortgage obligations, and state and political subdivisions bonds segments are classified as Level 2 within the valuation hierarchy. Their fair values were determined based upon market-corroborated inputs and valuation matrices, which were obtained through third party data service providers or securities brokers through which the Corporation has historically transacted both purchases and sales of investment securities.

The CDO segment, which consists of pooled trust preferred securities issued by banks, thrifts and insurance companies, is classified as Level 3 within the valuation hierarchy. At September 30, 2017, the Corporation owned 10 pooled trust preferred securities with an amortized cost of $19.7 million and a fair value of $14.7 million. The market for these securities at September 30, 2017 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive, as few CDOs have been issued since 2007. There are currently very few market participants who are willing to effect transactions in these securities. The market values for these securities or any securities other than those issued or guaranteed by the U.S. Department of the Treasury (the “Treasury”) are depressed relative to historical levels. Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue. Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (a) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at September 30, 2017, (b) an income valuation approach technique (i.e. present value) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than a market approach, and (c) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management relies on an independent third party to prepare both the evaluations of OTTI as well as the fair value determinations for its CDO portfolio. Management believes that the valuations are adequately reflected at September 30, 2017.

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

For Level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2017 and December 31, 2016, the significant unobservable inputs used in the fair value measurements were as follows:

(in thousands)	Fair Value at September 30, 2017	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:

Investment Securities – available for sale	$14,718	Discounted Cash Flow	Discount Rate	LIBOR+ 5.25%

Non-recurring:

Impaired Loans	$3,076	Market Comparable Properties	Marketability Discount	10.0% - 17.6% (1) (weighted avg 13.4%)

Other Real Estate Owned	$1,704	Market Comparable Properties	Marketability Discount	10.0% - 15.0% (1) (weighted avg 12.6%)

(in thousands)	Fair Value at December 31, 2016	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:

Investment Securities – available for sale	$20,254	Discounted Cash Flow	Discount Rate	Range of LIBOR+ 4.5% to 5.5%

Non-recurring:

Impaired Loans	$14,537	Market Comparable Properties	Marketability Discount	4.6% - 31.0% (1) (weighted avg 6.5%)

Other Real Estate Owned	$1,201	Market Comparable Properties	Marketability Discount	15%

NOTE:

(1)	Range would include discounts taken since appraisal and estimated values

For assets measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2017 and December 31, 2016 are as follows:

		Fair Value Measurements at September 30, 2017 Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	09/30/2017	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$29,479		$29,479
Commercial mortgage-backed agencies	$41,823		$41,823
Collateralized mortgage obligations	$41,886		$41,886
Obligations of states and political subdivisions	$21,254		$21,254
Collateralized debt obligations	$14,718			$14,718
Financial Derivatives	$543		$543	$
Non-recurring:
Impaired loans	$3,076			$3,076
Other real estate owned	$1,704			$1,704

		Fair Value Measurements at December 31, 2016 Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	12/31/2016	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$24,253		$24,253
Commercial mortgage-backed agencies	$52,222		$52,222
Collateralized mortgage obligations	$19,567		$19,567
Obligations of states and political subdivisions	$23,704		$23,704
Collateralized debt obligations	$20,254			$20,254
Financial Derivative	$700		700	$
Non-recurring:
Impaired loans	$14,537			$14,537
Other real estate owned	$1,201			$1,201

There were no transfers of assets between any of the fair value hierarchy for the nine-month periods ended September 30, 2017 or 2016.

The following tables show a reconciliation of the beginning and ending balances for fair valued assets measured on a recurring basis using Level 3 significant unobservable inputs for the nine- and three-month periods ended September 30, 2017 and 2016:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	Investment Securities Available for Sale
Beginning balance January 1, 2017	$20,254
Total losses realized/unrealized:
Included in other comprehensive income	(5,536)
Ending balance September 30, 2017	$14,718

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale	Cash Flow Hedge
Beginning balance January 1, 2016	$22,211	$(66)
Total (losses)/gains realized/unrealized:
Included in other comprehensive loss	(2,284)	66
Ending balance September 30, 2016	$19,927	$0

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale
Beginning balance July 1, 2017	$14,347
Total gains realized/unrealized:
Included in other comprehensive income	371
Ending balance September 30, 2017	$14,718

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale
Beginning balance July 1, 2016	$20,230
Total losses realized/unrealized:
Included in other comprehensive loss	(303)
Ending balance September 30, 2016	$19,927

Gains (realized and unrealized) included in earnings for the periods identified above are reported in the Consolidated Statement of Operations in Other Operating Income. There were no gains or losses included in earnings attributable to the change in realized/unrealized gains or losses related to the assets for the nine- or three- month periods ended September 30, 2017 and 2016.

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

The following tables present fair value information about financial instruments, whether or not recognized in the Consolidated Statement of Financial Condition, for which it is practicable to estimate that value. The actual carrying amounts and estimated fair values of the Corporation’s financial instruments that are included in the Consolidated Statement of Financial Condition are as follows:

	September 30, 2017		Fair Value Measurements
	Carrying	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$83,026	$83,026	$83,026
Interest bearing deposits in banks	2,008	2,008	2,008
Investment securities - AFS	149,160	149,160		$134,442	$14,718
Investment securities - HTM	95,975	98,183		88,347	9,836
Restricted bank stock	5,204	5,204		5,204
Loans, net	879,150	882,062			882,062
Financial derivatives	543	543		543
Accrued interest receivable	3,701	3,701		3,701

Financial Liabilities:
Deposits – non-maturity	809,069	809,069		809,069
Deposits – time deposits	233,592	235,130		235,130
Short-term borrowed funds	45,815	45,815		45,815
Long-term borrowed funds	120,929	124,069		124,069
Accrued interest payable	432	432		432
Off balance sheet financial instruments	0	0	0

	December 31, 2016		Fair Value Measurements
	Carrying	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$60,707	$60,707	$60,707
Interest bearing deposits in banks	2,603	2,603	2,603
Investment securities - AFS	140,000	140,000		$119,746	$20,254
Investment securities - HTM	97,169	97,981		89,031	8,950
Restricted bank stock	5,209	5,209		5,209
Loans, net	882,008	886,712			886,712
Financial derivative	700	700		700
Accrued interest receivable	3,862	3,862		3,862

Financial Liabilities:
Deposits- non-maturity	773,119	773,119		773,119
Deposits- time deposits	241,110	245,762		245,762
Short-term borrowed funds	36,000	36,000		36,000
Long-term borrowed funds	131,737	133,397		133,397
Accrued interest payable	380	380		380
Off balance sheet financial instruments	0	0	0

Loans are measured using a discounted cash flow method. The significant unobservable inputs used in the Level 3 fair value measurements of the Corporation’s loans included in the tables above are calculated based on the Corporation’s internal new volume rate.

Note 10 – Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive loss for the 12 months ended December 31, 2016 and the three-month periods ended March 31, 2017, June 30, 2017 and September 30, 2017:

(in thousands)	Investment securities- with OTTI AFS	Investment securities- all other AFS	Investment securities- HTM	Cash Flow Hedge	Pension Plan	SERP	Total
Accumulated OCL, net:
Balance - January 1, 2016	$(1,942)	$(2,024)	$(1,971)	$(39)	$(12,663)	$(305)	$(18,944)
Other comprehensive income/(loss) before reclassifications	(421)	(929)	0	461	(2,086)	(466)	(3,441)
Amounts reclassified from accumulated other comprehensive loss	(5)	(265)	617	0	517	56	920
Balance - December 31, 2016	$(2,368)	$(3,218)	$(1,354)	$422	$(14,232)	$(715)	$(21,465)
Other comprehensive income before reclassifications	100	73	0	52	32	0	257
Amounts reclassified from accumulated other comprehensive loss	(2)	5	61	0	162	22	248
Balance – March 31, 2017	$(2,270)	$(3,140)	$(1,293)	$474	$(14,038)	$(693)	$(20,960)
Other comprehensive income/(loss) before reclassifications	(32)	1,698	0	(150)	(158)	0	1,358
Amounts reclassified from accumulated other comprehensive loss	(34)	10	43	0	160	21	200
Balance – June 30, 2017	$(2,336)	$(1,432)	$(1,250)	$324	$(14,036)	$(672)	$(19,402)
Other comprehensive income/(loss) before reclassifications	245	(51)	0	4	24	0	222
Amounts reclassified from accumulated other comprehensive loss	(33)	12	54	0	160	22	215
Balance - September 30, 2017	$(2,124)	$(1,471)	$(1,196)	$328	$(13,852)	$(650)	$(18,965)

The following tables present the components of comprehensive income for the nine- and three-month periods ended September 30, 2017 and 2016:

Components of Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the nine months ended September 30, 2017
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$517	$(204)	$313
Less: accretable yield recognized in income	112	(43)	69
Net unrealized gains on investments with OTTI	405	(161)	244

Available for sale securities – all other:
Unrealized holding gains	2,859	(1,139)	1,720
Less: losses recognized in income	(44)	17	(27)
Net unrealized gains on all other AFS securities	2,903	(1,156)	1,747

Held to maturity securities:
Unrealized holding gains	0	0	0
Less: amortization recognized in income	(262)	104	(158)
Net unrealized gains on HTM securities	262	(104)	158

Cash flow hedges:
Unrealized holding losses	(156)	62	(94)

Pension Plan:
Unrealized net actuarial loss	(170)	68	(102)
Less: amortization of unrecognized loss	(792)	315	(477)
Less: amortization of transition asset	0	0	0
Less: amortization of prior service costs	(9)	4	(5)
Net pension plan liability adjustment	631	(251)	380

SERP:
Unrealized net actuarial loss	0	0	0
Less: amortization of unrecognized loss	(110)	44	(66)
Less: amortization of prior service costs	2	(1)	1
Net SERP liability adjustment	108	(43)	65
Other comprehensive income	$4,153	$(1,653)	$2,500

Components of Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the nine months ended September 30, 2016
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$380	$(152)	$228
Less: accretable yield recognized in income	7	(3)	4
Net unrealized gains on investments with OTTI	373	(149)	224

Available for sale securities – all other:
Unrealized holding gains	115	(46)	69
Less: gains recognized in income	460	(184)	276
Net unrealized losses on all other AFS securities	(345)	138	(207)

Held to maturity securities:
Unrealized holding gains	0	0	0
Less: amortization recognized in income	(911)	364	(547)
Net unrealized gains on HTM securities	911	(364)	547

Cash flow hedges:
Unrealized holding losses	(799)	319	(480)

Pension Plan:
Unrealized net actuarial loss	(1,578)	630	(948)
Less: amortization of unrecognized loss	(636)	254	(382)
Less: amortization of transition asset	0	0	0
Less: amortization of prior service costs	(9)	4	(5)
Net pension plan liability adjustment	(933)	372	(561)

SERP:
Unrealized net actuarial loss	0	0	0
Less: amortization of unrecognized loss	(59)	24	(35)
Less: amortization of prior service costs	(15)	5	(10)
Net SERP liability adjustment	74	(29)	45
Other comprehensive loss	$(719)	$287	$(432)

Components of Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the three months ended September 30, 2017
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$407	$(162)	$245
Less: accretable yield recognized in income	55	(22)	33
Net unrealized gains on investments with OTTI	352	(140)	212

Available for sale securities – all other:
Unrealized holding losses	(95)	44	(51)
Less: Losses recognized in income	(27)	15	(12)
Net unrealized losses on all other AFS securities	(68)	29	(39)

Held to maturity securities:
Unrealized holding gains	0	0	0
Less: amortization recognized in income	(90)	36	(54)
Net unrealized gains on HTM securities	90	(36)	54

Cash flow hedges:
Unrealized holding gains	7	(3)	4

Pension Plan:
Unrealized net actuarial gain	38	(14)	24
Less: amortization of unrecognized loss	(264)	105	(159)
Less: amortization of transition asset	0	0	0
Less: amortization of prior service costs	(3)	2	(1)
Net pension plan liability adjustment	305	(121)	184

SERP:
Unrealized net actuarial loss	0	0	0
Less: amortization of unrecognized loss	(37)	14	(23)
Less: amortization of prior service costs	1	0	1
Net SERP liability adjustment	36	(14)	22
Other comprehensive income	$722	$(285)	$437

Components of Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the three months ended September 30, 2016
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$47	$(19)	$28
Less: accretable yield recognized in income	2	(1)	1
Net unrealized gains on investments with OTTI	45	(18)	27

Available for sale securities – all other:
Unrealized holding losses	(534)	213	(321)
Less: gains recognized in income	232	(93)	139
Net unrealized losses on all other AFS securities	(766)	306	(460)

Held to maturity securities:
Unrealized holding gains	0	0	0
Less: amortization recognized in income	(303)	121	(182)
Net unrealized gains on HTM securities	303	(121)	182

Cash flow hedges:
Unrealized holding gains	261	(104)	157

Pension Plan:
Unrealized net actuarial loss	(657)	262	(395)
Less: amortization of unrecognized loss	(212)	85	(127)
Less: amortization of transition asset	0	0	0
Less: amortization of prior service costs	(3)	1	(2)
Net pension plan liability adjustment	(442)	176	(266)

SERP:
Unrealized net actuarial loss	0	0	0
Less: amortization of unrecognized loss	(20)	7	(13)
Less: amortization of prior service costs	(5)	3	(2)
Net SERP liability adjustment	25	(10)	15
Other comprehensive loss	$(574)	$229	$(345)

The following table presents the details of amount reclassified from accumulated other comprehensive loss for the nine- and three-month periods ended September 30, 2017 and 2016:

Amounts Reclassified from Accumulated Other Comprehensive Loss (in thousands)	For the Nine months ended September 30, 2017	For the Nine months ended September 30, 2016	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains on investment securities with OTTI:
Accretable yield	$112	$7	Interest income on taxable investment securities
Taxes	(43)	(3)	Tax expense
	$69	$4	Net of tax
Unrealized gains and (losses) on available for sale investment securities - all others:
(Losses)/gains on sales	$(44)	$459	Net (losses)/ gains
Taxes	17	(183)	Tax benefit/(expense)
	$(27)	$276	Net of tax
Unrealized losses on held to maturity securities:
Amortization	$(262)	$(911)	Interest income on taxable investment securities
Taxes	104	364	Tax benefit
	$(158)	$(547)	Net of tax
Net pension plan liability adjustment:
Amortization of unrecognized loss	$(792)	(636)	Salaries and employee benefits
Amortization of transition asset	0	0	Salaries and employee benefits
Amortization of prior service costs	(9)	(9)	Salaries and employee benefits
Taxes	319	258	Tax benefit
	$(482)	$(387)	Net of tax
Net SERP liability adjustment:
Amortization of unrecognized loss	$(110)	(59)	Salaries and employee benefits
Amortization of prior service costs	2	(15)	Salaries and employee benefits
Taxes	43	29	Tax benefit
	$(65)	$(45)	Net of tax

Total reclassifications for the period	$(663)	$(699)	Net of tax

Amounts Reclassified from Accumulated Other Comprehensive Loss (in thousands)	For the Three months ended September 30, 2017	For the Three months ended September 30, 2016	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains on investment securities with OTTI:
Accretable Yield	$55	$2	Interest income on taxable investment securities
Taxes	(22)	(1)	Tax (expense)/benefit
	$33	$1	Net of tax
Unrealized (losses) and gains on available for sale investment securities - all others:
(Losses)/gains on sales	$(27)	$232	Net gains
Taxes	15	(93)	Tax benefit/(expense)
	$(12)	$139	Net of tax
Unrealized losses on held to maturity securities:
Amortization	$(90)	$(303)	Interest income on taxable investment securities
Taxes	36	121	Tax benefit
	$(54)	$(182)	Net of tax
Net pension plan liability adjustment:
Amortization of unrecognized loss	$(264)	(212)	Salaries and employee benefits
Amortization of transition asset	0	0	Salaries and employee benefits
Amortization of prior service costs	(3)	(3)	Salaries and employee benefits
Taxes	107	86	Tax benefit
	$(160)	$(129)	Net of tax
Net SERP liability adjustment:
Amortization of unrecognized loss	$(37)	(20)	Salaries and employee benefits
Amortization of prior service costs	1	(5)	Salaries and employee benefits
Taxes	14	10	Tax benefit
	$(22)	$(15)	Net of tax

Total reclassifications for the period	$(215)	$(186)	Net of tax

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

$20.6 million—floating rate payable quarterly based on three-month LIBOR plus 275 basis points (4.07% at September 30, 2017), maturing in 2034, became redeemable five years after issuance at First United Corporation’s option.

$10.3 million—floating rate payable quarterly based on three-month LIBOR plus 275 basis points (4.07% at September 30, 2017) maturing in 2034, became redeemable five years after issuance at First United Corporation’s option.

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

First United Corporation redeemed (a) 10,000 shares of Series A Preferred Stock, having an aggregate liquidation amount of $10.0 million, on February 14, 2016, and (b) 10,000 shares of Series A Preferred Stock, having an aggregate liquidation amount of $10.0 million, on March 21, 2017.

On October 3, 2017, First United Corporation announced its intention to redeem, on or about November 15, 2017, the remaining 10,000 shares of Series A Preferred Stock that remain outstanding for $10.0 million. Following this planned redemption, no shares of preferred stock of First United Corporation will be issued or outstanding.

Note 13 – Borrowed Funds

The following is a summary of short-term borrowings with original maturities of less than one year:

(Dollars in thousands)	Nine months ended September 30, 2017	Year ended December 31, 2016
Securities sold under agreements to repurchase:
Outstanding at end of period	$45,815	$36,000
Weighted average interest rate at end of period	0.11%	0.16%
Maximum amount outstanding as of any month end	$45,815	$39,456
Average amount outstanding	$32,523	$30,899
Approximate weighted average rate during the period	0.15%	0.19%

At September 30, 2017, the repurchase agreements were secured by $64.4 million in investment securities issued by government related agencies. A minimum of 102% of fair value is pledged against account balances.

The following is a summary of long-term borrowings with original maturities exceeding one year:

	September 30,	December 31,
(in thousands)	2017	2016
FHLB advances, bearing fixed interest at rates ranging from 1.54% to 3.69% at September 30, 2017	$90,000	$90,007
Junior subordinated debt, bearing variable interest rate of 4.07% at September 30, 2017	30,929	30,929
Junior subordinated debt, bearing fixed interest rate of 9.875% at December 31, 2016	0	10,801
Total long-term debt	$120,929	$131,737

At September 30, 2017, the long-term FHLB advances were secured by $176.2 million in loans.

The contractual maturities of all long-term borrowings are as follows:

	September 30, 2017			December 31, 2016
(in thousands)	Fixed Rate	Floating Rate	Total	Total
Due in 2018	$20,000	$0	$20,000	$20,000
Due in 2019	20,000	0	20,000	20,000
Due in 2020	30,000	0	30,000	30,000
Due in 2021	20,000	0	20,000	20,000
Thereafter	0	30,929	30,929	41,737
Total long-term debt	$90,000	$30,929	$120,929	$131,737

Note 14 – Employee Benefit Plans

The following tables present the components of the net periodic pension plan cost for First United Corporation’s Defined Benefit Pension Plan (the “Pension Plan”) and the Bank’s Supplemental Executive Retirement Plan (“SERP”) for the periods indicated:

Pension	For the Nine months ended		For the Three months ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Service cost	$210	$228	$70	$76
Interest cost	1,237	1,305	412	435
Expected return on assets	(2,253)	(2,089)	(751)	(708)
Amortization of transition asset	0	0	0	0
Amortization of net actuarial loss	792	636	264	212
Amortization of prior service cost	9	9	3	3
Net pension (credit)/expense included in employee benefits	$(5)	$89	$(2)	$18

SERP	For the Nine months ended		For the Three months ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Service cost	$78	$73	$26	$24
Interest cost	216	187	72	62
Amortization of recognized loss	110	59	37	20
Amortization of prior service cost	(2)	15	(1)	5
Net SERP expense included in employee benefits	$402	$334	$134	$111

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

In January 2016, the Board of Directors of First United Corporation approved a discretionary contribution in the amount of $63,500 for two employees. The Corporation recognized expense related to the Participation Agreements of $23,828 for both the nine-month period ended September 30, 2017 and the nine-month period ended September 30, 2016. For both the third quarter of 2017 and the third quarter of 2016, expense was $7,943. In January 2017, the Board of Directors of First United Corporation approved a discretionary contribution in the amount of $112,708 for four employees. Related expense was $42,266 for the first nine months of 2017 and $14,089 for the third quarter of 2017.

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

Stock-based awards were made to non-employee directors in May 2017 pursuant to First United Corporation’s director compensation policy. Each director receives an annual retainer of 1,000 shares of First United Corporation common stock, plus $10,000 to be paid, at the director’s election, in cash or additional shares of common stock. In 2017, a total of 14,795 fully-vested shares of common stock were issued to directors, which had a fair market value of $14.48. Director stock compensation expense was $138,840 for the nine months ended September 30, 2017 and $109,823 for the nine months ended September 30, 2016. Stock compensation expense was $53,558 for the three months ended September 30, 2017 and $37,183 for the three months ended September 30, 2016.

Note 16 – Letters of Credit and Off Balance Sheet Liabilities

The Corporation does not issue any guarantees that would require liability recognition or disclosure other than the standby letters of credit issued by the Bank.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, the Bank’s letters of credit are issued with expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting these commitments.  The Bank had $1.9 million of outstanding standby letters of credit at September 30, 2017 and $1.6 million at December 31, 2016. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required by the letters of credit.  Management does not believe that the amount of the liability associated with guarantees under standby letters of credit outstanding at September 30, 2017 and December 31, 2016 is material.

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

The fair value of the interest rate swap contracts was $.5 million and $.7 million at September 30, 2017 and December 31, 2016, respectively.

For the nine months ended September 30, 2017, the Corporation recorded a decrease in the value of the derivatives of $157 thousand and the related deferred tax of $63 thousand in net accumulated other comprehensive loss to reflect the effective portion of cash flow hedges. ASC Subtopic 815-30 requires this amount to be reclassified to earnings if the hedge becomes ineffective or is terminated. There was no hedge ineffectiveness recorded for the nine months ending September 30, 2017. The Corporation does not expect any losses relating to these hedges to be reclassified into earnings within the next 12 months.

Interest rate swap agreements are entered into with counterparties that meet established credit standards and the Corporation believes that the credit risk inherent in these contracts is not significant as of September 30, 2017.

The table below discloses the impact of derivative financial instruments on the Corporation’s Consolidated Financial Statements for the nine- and three- months ended September 30, 2017 and 2016.

Derivative in Cash Flow Hedging

Relationships

(in thousands)	Amount of gain or (loss) recognized in OCI on derivative (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion) (a)	Amount of gain or (loss) recognized in income or derivative (ineffective portion and amount excluded from effectiveness testing) (b)
Interest rate contracts:
Nine months ended:
September 30, 2017	$(94)	$0	$0
September 30, 2016	(480)	0	0
Three months ended:
September 30, 2017	$(4)	$0	$0
September 30, 2016	157	0	0

Notes:

(a) Reported as interest expense

(b) Reported as other income

Note 18 – Variable Interest Entities (VIE)

As noted in Note 11, First United Corporation created the Trusts for the purposes of raising regulatory capital through the sale of mandatorily redeemable preferred capital securities to third party investors and common equity interests to First United Corporation. The Trusts are considered Variable Interest Entities (“VIEs”), but are not consolidated because First United Corporation is not the primary beneficiary of the Trusts. At September 30, 2017, the Corporation reported all of the $30.9 million of TPS Debentures issued to Trust I and Trust II as long-term borrowings and it reported its $.9 million equity interest in those Trusts as “Other Assets”.

In November 2009, the Bank became a 99.99% limited partner in Liberty Mews Limited Partnership (“Liberty Mews”), a Maryland limited partnership formed for the purpose of acquiring, developing and operating low-income housing units in Garrett County, Maryland. The Partnership was financed with a total of $10.6 million of funding, including a $6.1 million equity contribution from the Bank as the limited partner. Liberty Mews used the proceeds from these sources to purchase the land and construct a 36-unit low income housing rental complex at a total cost of $10.6 million. The total assets of Liberty Mews were approximately $8.6 million at September 30, 2017 and $8.8 million at December 31, 2016.

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

The Corporation’s tax expense for the nine months ended September 30, 2017 was approximately $.6 million lower as a result of the impact of the tax credits and the tax losses relating to the partnership.

At September 30, 2017 and December 31, 2016, the Corporation included its total investment in Liberty Mews in “Other Assets” in its Consolidated Statement of Financial Condition. As of September 30, 2017, the Bank’s commitment in Liberty Mews was fully funded. The following table presents details of the Bank’s involvement with Liberty Mews at the dates indicated:

	September 30,	December 31,
(in thousands)	2017	2016
Investment in LIHTC Partnership
Carrying amount on Balance Sheet of:
Investment (Other Assets)	$2,731	$3,223
Maximum exposure to loss	2,731	3,223

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

The following table presents the liabilities subject to an enforceable master netting arrangement or repurchase agreements at September 30, 2017 and December 31, 2016.

				Gross Amounts Not Offset in the Statement of Condition
(In thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Condition	Net Amounts of Liabilities Presented in the Statement of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
September 30, 2017
Interest Rate Swap Agreements	$(543)	$0	$(543)	$543	$0	$0

Repurchase Agreements	$45,815	$0	$45,815	$(45,815)	$0	$0

December 31, 2016
Interest Rate Swap Agreements	$(700)	$0	$(700)	$700	$0	$0

Repurchase Agreements	$36,000	$0	$36,000	$(36,000)	$0	$0

Note 21 – Adoption of New Accounting Standards and Effects of New Accounting Pronouncements

In September 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842). ASU 2017-13 amends guidance on ASU 2014-09, Revenue from Contracts with Customers. ASU 2017-13 is effective for public business entities that are SEC filers for annual periods beginning after December 15, 2017, and interim periods within those annual periods, and for all other entities for annual periods beginning after December 15, 2018 and interim reporting periods within annual reporting periods within annual reporting periods beginning after December 15, 2019. The Corporation is evaluating the provisions of ASU 2017-13 but believes that its adoption will not have a material impact on the Corporation’s financial condition or results of operations.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 amendments better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. For public business entities, AU 2017-12 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Corporation is evaluating the provisions of ASU 2017-12 but believes that its adoption will not have a material impact on the Corporation’s financial condition or results of operations.

In March 2017, the FASB issued ASU 2017-08, Receivables- Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchases Callable Debt Securities. ASU 2017-08 amends guidance on the amortization period of premiums on certain purchases callable debt securities. The amendments shorten the amortization period of premiums on certain purchases callable debt securities to the earliest call date. ASU 2017-08 is effective for public business entities that are SEC filers for annual periods beginning after December 15, 2018, and interim periods within those annual periods, for public entities that are not SEC filers for annual periods beginning after December 15, 2019 and for all other entities for annual periods beginning after December 15, 2020 with early adoption permitted. The Corporation amortizes to the call date and therefore the adoption will not have any impact on the Corporation’s financial condition or results of operations.

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 requires an entity to present net periodic pension cost and net periodic postretirement benefit cost as a net amount that may be capitalized as part of an asset when appropriate. ASU 2017-07 is effective for public business entities that are SEC filers for annual periods beginning after December 15, 2017, and interim periods within those annual periods, for public entities that are not SEC filers for annual periods beginning after December 15, 2018 and for all other entities for annual periods beginning after December 15, 2019 with early adoption permitted. The Corporation is evaluating the provisions of ASU 2017-07 but believes that its adoption will not have a material impact on the Corporation’s financial condition or results of operations.

In January 2017, the FASB issued ASU 2017-04, Intangibles- Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the accounting for goodwill impairments by eliminating step 2 from the goodwill impairment test. Instead, if “the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.” The ASU does not change the qualitative assessment, however, it removes the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform step 2 of the goodwill impairment test. ASU 2017-04 is effective for public business entities that are SEC filers for annual periods beginning after December 15, 2019, and interim periods within those annual periods, for public entities that are not SEC filers for annual periods beginning after December 15, 2020 and for all other entities for annual periods beginning after December 15, 2021 with early adoption permitted. The Corporation is evaluating the provisions of ASU 2017-04 but believes that its adoption will not have a material impact on the Corporation’s financial condition or results of operations.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses the following eight specific cash flow issues: (a) debt prepayment or debt extinguishment costs; (b) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (c) contingent consideration payments made after a business combination; (d) proceeds from the settlement of insurance claims; (e) proceeds from the settlement of corporate-owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)); (f) distributions received from equity method investees; (g) beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The amendments in this Update apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under Topic 230. ASU 2016-15 is effective for public business entities for annual periods beginning after December 15, 2017, and interim periods within those annual periods, and for all other entities for annual periods beginning after December 15, 2018 and interim periods within annual periods beginning after December 15, 2019 with early adoption permitted. The Corporation is evaluating the provisions of ASU 2016-15 but believes that its adoption will not have a material impact on the Corporation’s financial condition or results of operations.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchases financial assets with credit deterioration since their origination. The new model referred to as current expected credit losses model, will apply to: (a) financial assets subject to credit losses and measured at amortized cost, and (b) certain off-balance sheet credit exposures. This includes loans, held to maturity debt securities, loan commitments, financial guarantees and net investments in leases as well as reinsurance and trade receivables. The estimate of expected credit losses should consider historical information, current information, and supportable forecasts, including estimates of prepayments. ASU 2016-13 is effective for public business entities for annual periods beginning after December 15, 2019, and interim periods within those annual periods, and for all other entities for annual periods beginning after December 15, 2020 and interim periods within annual periods beginning after December 15, 2018 with early adoption permitted. Management currently intends to adopt the guidance on January 1, 2020 and is assessing the impact of this guidance on the Corporation’s financial condition and results of operations. Management has formed a focus group consisting of multiple members from areas including credit, finance, and information systems. The focus group is evaluating the requirements of the new standard and the impact it will have on our processes. The Corporation is still in the process of determining the impact on the Corporation’s financial condition or results of operations.

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

At September 30, 2017, the Corporation had total assets of $1.4 billion, net loans of $879.2 million, and deposits of $1.0 billion. Shareholders’ equity at September 30, 2017 was $120.8 million.

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

Goodwill and Other Intangible Assets

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles - Goodwill and Other, establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill.  The $11.0 million recorded as goodwill at September 30, 2017 is primarily related to the Bank’s 2003 acquisition of Huntington National Bank branches and is not subject to periodic amortization.

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

SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data for the nine-month periods ended September 30, 2017 and 2016 and is qualified in its entirety by the detailed information and unaudited financial statements, including the notes thereto, included elsewhere in this quarterly report.

	As of or for the Nine months ended September 30,
	2017	2016
Per Share Data
Basic and diluted net income per common share	$0.77	$0.68
Basic and diluted book value per common share	$15.68	$15.12

Significant Ratios
Return on Average Assets (a)	0.63%	0.59%
Return on Average Equity (a)	7.15%	6.86%
Average Equity to Average Assets	8.87%	8.61%

Note: (a) Annualized

RESULTS OF OPERATIONS

Overview

Consolidated net income available to common shareholders was $5.3 million for the first nine months of 2017, compared to $4.3 million for the same period of 2016. Basic and diluted net income per common share for the first nine months of 2017 were both $.77, compared to basic and diluted net income per common share of $.68 for the same period of 2016. The increase in earnings was primarily due to an increase in net interest income of $1.1 million, a $.4 million decrease in provision expense, a decrease of $.6 million in preferred stock dividends due to the redemption of $10.0 million of the Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) in both February 2016 and March 2017, decreased service charge income, primarily NSF income, decreased Bank Owned Life Insurance (“BOLI”) income due to the receipt of a one-time death claim in 2016 and a decrease of $.3 million in Federal Deposit Insurance Corporation (“FDIC”) premiums. These decreases were offset by reduced income from gains on the investment portfolio when compared to the first nine months of 2016 as well as an increase of $.4 million in data processing expenses related to the implementation of new services with our core processor and a $.9 million increase in salaries and benefits related to new hires late in 2016 and merit increases in the second quarter of 2017. The net interest margin for the first nine months of 2017, the year ended December 31, 2016 and the first nine months of 2016, on a fully tax equivalent (“FTE”) basis, was 3.36%, 3.19% and 3.21%, respectively.

The provision for loan losses was $1.8 million for the nine months ended September 30, 2017 and $2.2 million for the nine months ended September 30, 2016. The reduction in provision expense for the first nine months of 2017 was primarily driven by a reduction in net credit losses and reduced loan growth, offset slightly by a $1.3 million specific allocation associated with the continued deterioration of an impaired credit. Specific allocations have been made for impaired loans where management has determined that the collateral supporting the loans is not adequate to cover the loan balance, and the qualitative factors affecting the ALL have been adjusted based on the current economic environment and the characteristics of the loan portfolio.

Net interest income increased $1.1 million when comparing the nine months ended September 30, 2017 and September 30, 2016. Interest income, when comparing these same periods, increased $.5 million due primarily to increased interest and fees on the loan portfolio, rate increases on the home equity portfolio, that were consistent with the Fed rate increases, collection of late charges on commercial loans and the recording of unamortized fees on the early payoffs of commercial loans.

Interest expense on our interest-bearing liabilities decreased by $.7 million during the nine months ended September 30, 2017 when compared to the same period of 2016 due to a $34.2 million reduction in interest-bearing liabilities, which resulted from the reduction of the average balance of long-term borrowings related to the payoff of a $15.0 million FHLB advance in December 2016 and the repayment of $10.8 million of junior subordinated debentures (the “TPS Debentures”) held by Trust III in March 2017.

Other operating income decreased $.6 million during the first nine months of 2017 when compared to the same period of 2016. This decrease was primarily attributable to a $.5 million decrease in the net gains on sales of investment securities, decreased service charge income, primarily NSF fees and a decrease in BOLI income due to the receipt of a one-time death claim in the second quarter of 2016, and a decrease in other miscellaneous income. These decreases were offset slightly by increased trust department and debit card income.

Operating expenses increased $.1 million in the first nine months of 2017 when compared to the same period of 2016. The increase was due primarily to an increase of $.9 million in salaries and benefits related to new hires in late 2016 and merit increases in the second quarter of 2017 and an increase of $.4 million in data processing expenses relating to the implementation of new services with our core processor. These increases were offset by to a $.3 million decrease in FDIC premiums, a $.6 million decrease in other miscellaneous expenses primarily related to reserves for a litigation claim in the first quarter of 2016 and a decrease in OREO expenses due to increased valuation write-downs on properties in 2016.

Consolidated net income available to common shareholders was $1.8 million for the third quarter of 2017 and 2016. Basic and diluted net income per common share for the third quarter of 2017 were both $.25, compared to basic and diluted net income per common share of $.29 for the same period of 2016. Comparing the third quarter of 2017 to the third quarter of 2016, net interest income increased by $.6 million. The increase was due to an increase of $.3 million in interest income and a $.3 million decrease in interest expense. The increase in net interest income was offset by an increase of $.6 million in provision expense. The increase in provision expense was due to the $1.3 million specific allocation associated with the continued deterioration of an impaired credit. Other operating income decreased slightly for the third quarter of 2017 when compared to the third quarter of 2016 due to reduced gains on sales in the investment portfolio. Other operating expenses increased due to increased salaries and benefits, FDIC premiums and data processing expenses offset by reduced OREO expenses and other miscellaneous expenses. The net interest margin for the third quarter of 2017, on an FTE basis, was 3.37%, compared to 3.22% for the same period of 2016.

The provision for loan losses was $.9 million for the third quarter of 2017 and $.3 million for the same time period of 2016. The increase in provision expense for the third quarter of 2017 was primarily due to a $1.3 million specific allocation associated with the continued deterioration of an impaired credit.

Net interest income increased $.6 million when comparing the third quarter of 2017 to the same period of 2016. Interest income for the three months ended September 30, 2017 increased $.4 million when compared to the same period of 2016 due to increases of $.1 million in interest and fees on loans related to rate increases on the home equity and commercial portfolios, that were consistent with the Fed rate increases, $.1 million in interest on investments related to the CDO portfolio and other interest income due to increased cash levels at Fed.

Interest expense on our interest-bearing liabilities decreased by $.3 million during the third quarter of 2017 when compared to the same period of 2016 due to a $34.5 million reduction on interest-bearing liabilities, which resulted from the reduction of the average balance of long-term borrowings related to the payoff of a $15.0 million FHLB advance in December 2016 and the repayment of $10.8 million in TPS Debentures held by Trust III in March 2017.

Other operating income decreased slightly by $.1 million during the third quarter of 2017 when compared to the same period of 2016. This decrease was attributable to a decrease in gains on sales of investment securities of $.3 million, decreased service charge income and other miscellaneous income. These decreases were offset slightly by increased wealth management income and debit card income relating to the receipt of a one-time incentive from contract negotiations.

Operating expenses increased $.3 million in the third quarter of 2017 when compared to the same period of 2016. This was due primarily to a $.5 million increase in salaries and benefits due to new hires late in 2016 as well as merit increases in the second quarter of 2017, increased FDIC premiums and data processing expenses relating to new services implemented from our core processor. These increases were offset by a decrease of $.3 million in OREO expenses due to valuation write-downs on properties in 2016 and decreases in other miscellaneous expenses such as purchased mortgage fees, contract labor, printed and office supplies, telephone and line rentals and miscellaneous loan fees.

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

The following table sets forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the nine-month periods ended September 30, 2017 and 2016:

	Nine months ended September 30,
	2017			2016
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Assets
Loans	$891,261	$29,527	4.43%	$902,407	$29,251	4.33%
Investment Securities:
Taxable	218,099	4,153	2.55%	229,932	4,303	2.50%
Non taxable	17,446	1,106	8.48%	21,772	1,017	6.24%
Total	235,545	5,259	2.98%	251,704	5,320	2.82%
Federal funds sold	55,013	384	0.93%	33,005	89	0.36%
Interest-bearing deposits with other banks	1,938	6	0.41%	1,703	3	0.24%
Other interest earning assets	5,206	188	4.83%	5,889	203	4.60%
Total earning assets	1,188,963	35,364	3.98%	1,194,708	34,866	3.90%
Allowance for loan losses	(10,763)			(12,239)
Non-earning assets	146,432			142,023
Total Assets	$1,324,632			$1,324,492

Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$171,950	$81	0.06%	$177,934	$109	0.08%
Interest-bearing money markets	227,092	327	0.19%	234,861	250	0.14%
Savings deposits	156,378	132	0.11%	146,693	125	0.11%
Time deposits:
Less than $100k	115,773	849	0.98%	124,964	953	1.02%
$100k or more	119,277	1,029	1.15%	120,183	936	1.04%
Short-term borrowings	32,574	51	0.21%	29,635	42	0.19%
Long-term borrowings	124,174	3,057	3.29%	147,102	3,761	3.42%
Total interest-bearing liabilities	947,218	5,526	0.78%	981,372	6,176	0.84%
Non-interest-bearing deposits	237,472			207,563
Other liabilities	22,513			21,570
Shareholders’ Equity	117,429			113,987
Total Liabilities and Shareholders’ Equity	$1,324,632			$1,324,492
Net interest income and spread		$29,838	3.20%		$28,690	3.06%
Net interest margin			3.36%			3.21%

Note:

(1)	The above table reflects the average rates earned or paid stated on an FTE basis assuming a 35% tax rate. Non-GAAP interest income on a fully taxable equivalent was $438 and $408, respectively.
(2)	Net interest margin is calculated as net interest income divided by average earning assets.
(3)	The average yields on investments are based on amortized cost.

Net interest income, on an FTE basis, increased $1.1 million (4.0%) during the first nine months of 2017 over the same period in 2016 due to a $.5 million (1.4%) increase in interest income and a $.7 million (10.5%) decrease in interest expense. The net interest margin for the first nine months of 2017 was 3.36%, compared to 3.21% for the first nine months of 2016.

Comparing the first nine months of 2017 to the same period of 2016, the increase in interest income was due to an increase of $.3 million in interest and fees on loans, offset by a decrease of $.1 million in interest income on investments. The increase in interest and fees on loans was primarily due to an increase in the rate earned of 10 basis points. The decrease in investment interest income was due primarily to the decrease in average investment balances of $16.2 million. The decrease in the balances of the investment portfolio was primarily due to using the scheduled cashflow for loan funding as well as the receipt of $8.0 million for a called CDO in June of 2017.

Interest expense decreased $.7 million during the first nine months of 2017 when compared to the same period of 2016 due to a decrease of $34.2 million on our average balance of interest-bearing liabilities. This decrease was primarily due to the reduction of long-term borrowings from the payoff of a $15.0 million FHLB advance at its maturity in December 2016 and the repayment of $10.8 million of TPS Debentures held by Trust III in March 2017 and the continued shift of higher cost certificates of deposit to lower cost core accounts.

The following table sets forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the three-month periods ended September 30, 2017 and 2016:

	Three months ended September 30,
	2017			2016
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Assets
Loans	$887,556	$9,996	4.47%	$911,069	$9,894	4.37%
Investment Securities:
Taxable	222,927	1,410	2.51%	221,277	1,378	2.50%
Non taxable	18,222	379	8.25%	19,242	319	6.67%
Total	241,149	1,789	2.94%	240,519	1,697	2.84%
Federal funds sold	73,116	211	1.14%	41,024	33	0.32%
Interest-bearing deposits with other banks	1,574	1	0.25%	1,911	1	0.21%
Other interest earning assets	5,204	62	4.73%	5,881	66	4.51%
Total earning assets	1,208,599	12,059	3.96%	1,200,404	11,691	3.92%
Allowance for loan losses	(10,135)			(12,570)
Non-earning assets	141,020			146,964
Total Assets	$1,339,484			$1,334,798

Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$174,572	$29	0.07%	$175,482	$28	0.06%
Interest-bearing money markets	224,384	119	0.21%	236,405	95	0.16%
Savings deposits	158,590	45	0.11%	149,894	43	0.11%
Time deposits:
Less than $100k	113,463	281	0.98%	113,907	301	1.06%
$100k or more	119,818	367	1.22%	127,539	317	1.00%
Short-term borrowings	34,891	17	0.19%	31,126	14	0.18%
Long-term borrowings	120,929	948	3.11%	146,750	1,271	3.48%
Total interest-bearing liabilities	946,647	1,806	0.76%	981,103	2,069	0.85%
Non-interest-bearing deposits	249,315			217,702
Other liabilities	23,073			21,545
Shareholders’ Equity	120,449			114,448
Total Liabilities and Shareholders’ Equity	$1,339,484			$1,334,798
Net interest income and spread		$10,253	3.20%		$9,622	3.07%
Net interest margin			3.37%			3.22%

Note:

(1)	The above table reflects the average rates earned or paid stated on an FTE basis assuming a 35% tax rate. Non-GAAP interest income on a fully taxable equivalent was $151 and $128, respectively.
(2)	Net interest margin is calculated as net interest income divided by average earning assets.
(3)	The average yields on investments are based on amortized cost.

Net interest income, on an FTE basis, increased $.6 million (6.6%) during the third quarter of 2017 over the same period in 2016 due to a $.4 million (3.2%) increase in interest income and a $.3 million (12.71%) decrease in interest expense. The net interest margin for the third quarter of 2017 was 3.37%, compared to 3.22% for the third quarter of 2016.

Comparing the third quarter of 2017 to the same period of 2016, the increase in interest income was due to an increase of $.1 million in interest and fees on loans and an increase of $.1 million in interest income on investments. The increases in interest and fees on loans and investments were primarily due to an increase in the rates earned of 10 basis points. The Fed rate increases have positively impacted our home equity portfolio. We have also seen an increase in rates on the CDO portfolio. The investment in a new TIF bond late in 2016 at higher tax-exempt rates has also impacted the increase in the investment portfolio compared to September 2016.

Interest expense decreased $.3 million during the third quarter of 2017 when compared to the same period of 2016 due to a decrease of $34.5 million on our average balance of interest-bearing liabilities. This decrease was primarily due to the reduction of long-term borrowings from the payoff of a $15.0 million FHLB advance at its maturity in December 2016 and the repayment of $10.8 million of TPS Debentures held by Trust III in March 2017, the re-allocation of trust money market balances, and the continued shift from higher cost certificates of deposit to lower cost core accounts.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense for our average interest-earning assets and average interest-bearing liabilities for the nine-month periods ended September 30, 2017 and 2016:

	2017 Compared to 2016
(in thousands and tax equivalent basis)	Volume	Rate	Net
Interest Income:
Loans	$(494)	$770	$276
Taxable Investments	(301)	151	(150)
Non-taxable Investments	(367)	456	89
Federal funds sold	205	90	295
Other interest earning assets	(23)	11	(12)
Total interest income	(980)	1,478	498

Interest Expense:
Interest-bearing demand deposits	(4)	(24)	(28)
Interest-bearing money markets	(15)	92	77
Savings deposits	11	(4)	7
Time deposits less than $100	(90)	(14)	(104)
Time deposits $100 or more	(10)	103	93
Short-term borrowings	6	3	9
Long-term borrowings	(754)	50	(704)
Total interest expense	(856)	206	(650)

Net interest income	$(124)	$1,272	$1,148

Note:

(1)	The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense for our average interest-earning assets and average interest-bearing liabilities for the three-month periods ended September 30, 2017 and 2016:

	2017 Compared to 2016
(in thousands and tax equivalent basis)	Volume	Rate	Net
Interest Income:
Loans	$(1,051)	$1,153	$102
Taxable Investments	41	(9)	32
Non-taxable Investments	(84)	144	60
Federal funds sold	366	(188)	178
Other interest earning assets	(50)	46	(4)
Total interest income	(778)	1,146	368

Interest Expense:
Interest-bearing demand deposits	(1)	2	1
Interest-bearing money markets	(25)	49	24
Savings deposits	10	(8)	2
Time deposits less than $100	(4)	(16)	(20)
Time deposits $100 or more	(94)	144	50
Short-term borrowings	7	(4)	3
Long-term borrowings	(803)	480	(323)
Total interest expense	(910)	647	(263)

Net interest income	$132	$499	$631

Note:

(1)	The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

The provision for loan losses was $1.8 million for the nine months ended September 30, 2017 and $2.2 million for the nine months ended September 30, 2016. The reduction in provision expense for the first nine months of 2017 was primarily driven by a reduction in net credit losses, reduced loan growth, offset by a $1.3 million specific allocation associated with the continued deterioration of an impaired credit. Management evaluates the ALL to ensure that it reflects a level commensurate with the risk inherent in our loan portfolio.

Other Operating Income

Other operating income, exclusive of gains, decreased $.1 million during the first nine months of 2017 when compared to the same period of 2016. This decrease was primarily attributable to decreases in service charge income, primarily NSF income, and a decrease in BOLI income due to the receipt of a one-time death claim received in the second quarter of 2016, and a decrease in other miscellaneous income. These decreases were offset slightly by increases in trust department and debit card income.

Net gains of $3 thousand were reported in other income for the first nine months of 2017, compared to net gains of $.5 million during the same period of 2016. The decrease resulted from a reduction in sales of investment securities in the first nine months of 2017.

Other operating income, exclusive of gains, increased $.1 million during the third quarter of 2017 when compared to the same period of 2016. This increase was primarily attributable to increases in wealth management income and debit card income relating to the receipt of a one-time incentive from contract negotiations, offset slightly by decreases in service charge income, primarily NSF income, and other miscellaneous income.

Net losses of $11 thousand were reported in other income for the third quarter of 2017, compared to net gains of $.2 million during the same period of 2016. The decrease resulted from a reduction in sales of investment securities in the third quarter of 2017.

The following table shows the major components of other operating income for the nine- and three-month periods ended September 30, 2017 and 2016, exclusive of net gains:

	Income as % of Total Other Operating Income		Income as % of Total Other Operating Income
	For the Nine months ended		For the Three months ended
	September 30,		September 30,
	2017	2016	2017	2016
Service charges	22%	23%	22%	24%
Trust department	44%	41%	43%	41%
Debit card Income	17%	15%	18%	15%
Bank owned life insurance	8%	11%	8%	8%
Brokerage commissions	6%	6%	6%	5%
Other income	3%	4%	3%	7%
	100%	100%	100%	100%

Other Operating Expenses

Operating expenses increased $.1 million in the first nine months of 2017 when compared to the same period of 2016. The increase was due primarily to an increase of $.9 million in salaries and benefits related to new hires in late 2016 and merit increases in the second quarter of 2017 and an increase of $.4 million in data processing expenses relating to the implementation of new services with our core processor. These increases were offset by a $.3 million decrease in FDIC premiums, a $.6 million decrease in other miscellaneous expenses primarily related to reserves for a litigation claim in the first quarter of 2016 and a decrease in OREO expenses due to increased valuation write-downs on properties in 2016.

Operating expenses increased $.3 million in the third quarter of 2017 when compared to the same period of 2016. This was due primarily to a $.5 million increase in salaries and benefits due to new hires late in 2016 as well as merit increases in the second quarter of 2017, increased FDIC premiums and data processing expenses relating to new services implemented from our core processor. These increases were offset by a decrease of $.3 million in OREO expenses due to valuation write-downs on properties in 2016 and decreases in other miscellaneous expenses such as purchased mortgage fees, contract labor, printed and office supplies, telephone and line rentals and miscellaneous loan fees.

The composition of other operating expenses for the nine- and three-month periods ended September 30, 2017 and 2016 is illustrated in the following table:

	Expense as % of Total Other Operating Expenses		Expense as % of Total Other Operating Expenses
	For the Nine months ended		For the Three months ended
	September 30,		September 30,
	2017	2016	2017	2016
Salaries and employee benefits	56%	53%	57%	53%
FDIC premiums	2%	3%	2%	1%
Occupancy, equipment and data processing	21%	20%	21%	20%
Professional Services	3%	3%	3%	3%
Other real estate owned	1%	2%	1%	4%
Other	17%	19%	16%	19%
	100%	100%	100%	100%

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

The effective tax rate for the first nine months of 2017 was 28.9%, compared to an effective tax rate of 27.6% for the first nine months of 2016. Our effective income tax rates differed from the 35% federal statutory rate due to the effects of tax-exempt income on loans, securities and bank-owned life insurance, as well as the low income housing tax credits.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets increased slightly to $1.4 billion at September 30, 2017 from $1.3 billion at December 31, 2016. During the first nine months of 2017, cash and interest-bearing deposits in other banks increased $21.7 million, the investment portfolio decreased $8.0 million and gross loans decreased $2.0 million. Premises and equipment increased $3.1 million due to bank-wide building renovation projects associated with our new brand efforts. The increase in accrued interest receivable and other assets is primarily due to the increase in the pension plan primarily due to the $3.0 million contribution made to the plan in the first quarter of 2017. Total liabilities remained steady at $1.2 million. There were increases of $27.2 million in deposits and $9.8 million in short-term borrowings, offset by a decrease in long-term borrowings of $10.8 million due to the repayment in that amount of TPS Debentures held by Trust III following the closing of the Corporation’s common stock rights offering in March 2017 (the “Rights Offering”). Comparing September 30, 2017 to December 31, 2016, shareholders’ equity increased $7.1 million as a result of $9.2 million in net proceeds from the Rights Offering and earnings of $5.3 million during the first nine months of 2017, offset by the redemption of $10.0 million of outstanding shares of Series A Preferred Stock in March 2017.

Loan Portfolio

The following table presents the composition of our loan portfolio at the dates indicated:

(dollars in thousands)	September 30, 2017		December 31, 2016
Commercial real estate	$275,606	31%	$297,959	33%
Acquisition and development	113,511	13%	104,282	12%
Commercial and industrial	72,601	8%	72,346	8%
Residential mortgage	404,277	45%	393,416	44%
Consumer	23,910	3%	23,923	3%
Total Loans	$889,905	100%	$891,926	100%

Comparing September 30, 2017 to December 31, 2016, outstanding loans decreased by $2.0 million (.23%). Commercial real estate (“CRE”) loans decreased $22.4 million due primarily to charge-offs of $2.9 million on one large non-accrual loan and payoffs of $22.0 million on two large commercial real estate loans. Acquisition and development (“A&D”) loans increased $9.2 million. Commercial and industrial (“C&I”) loans increased $.3 million. Residential mortgages increased $10.9 million due to continued activity in the 1-4 family residential professional program, offset by payoffs and amortization of home equity balances. The consumer portfolio decreased slightly due to scheduled amortization. Approximately 28% of the commercial loan portfolio was collateralized by real estate at September 30, 2017, compared to 39% at December 31, 2016.

Risk Elements of Loan Portfolio

The following table presents the risk elements of our loan portfolio at the dates indicated. Management is not aware of any potential problem loans other than those listed in this table or discussed below.

(dollars in thousands)	September 30, 2017	% of Applicable Portfolio	December 31, 2016	% of Applicable Portfolio
Non-accrual loans:
Commercial real estate	$9,530	3.45%	$12,211	4.10%
Acquisition and development	32	0.00%	45	0.01%
Commercial and industrial	412	0.57%	0	0.00%
Residential mortgage	1,669	0.41%	1,690	0.40%
Total non-accrual loans	$11,643	1.31%	$13,946	1.56%

Accruing Loans Past Due 90 days or more:
Commercial and industrial	7		11
Residential mortgage	961		382
Consumer	29		27
Total loans past due 90 days or more	$997		$420

Total non-accrual and accruing loans past due 90 days or more	$12,640		$14,366

Restructured Loans (TDRs):
Performing	$6,724		$7,336
Non-accrual (included above)	1,417		1,987
Total TDRs	$8,141		$9,323

Other real estate owned	$9,781		$10,910

Impaired loans without a valuation allowance	$16,987		$23,131
Impaired loans with a valuation allowance	4,156		869
Total impaired loans	$21,143		$24,000

Valuation allowance related to impaired loans	$1,445		$260

Performing loans considered to be impaired (including performing troubled debt restructurings, or TDRs), as defined and identified by management, amounted to $9.5 million at September 30, 2017 and $10.3 million at December 31, 2016. Loans are identified as impaired when, based on current information and events, management determines that we will be unable to collect all amounts due according to contractual terms. These loans consist primarily of A&D loans and CRE loans. The fair values are generally determined based upon independent third party appraisals of the collateral or discounted cash flows based upon the expected proceeds. Specific allocations have been made where management believes there is insufficient collateral to repay the loan balance if liquidated and there is no secondary source of repayment available.

The following table presents the details of impaired loans that are TDRs by class at September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Performing
Commercial real estate
Non owner-occupied	3	$374	3	$385
All other CRE	3	2,717	3	3,044
Acquisition and development
1-4 family residential construction	1	582	1	582
All other A&D	2	1,736	2	1,898
Commercial and industrial	0	0	0	0
Residential mortgage
Residential mortgage – term	8	1,315	9	1,427
Residential mortgage – home equity	0	0	0	0
Consumer	0	0	0	0
Total performing	17	$6,724	18	$7,336

Non-accrual
Commercial real estate
Non owner-occupied	0	$0	0	$0
All other CRE	2	1,161	3	1,594
Acquisition and development
1-4 family residential construction	0	0	0	0
All other A&D	0	0	0	0
Commercial and industrial	0	0	0	0
Residential mortgage
Residential mortgage – term	2	256	3	393
Residential mortgage – home equity	0	0	0	0
Consumer	0	0	0	0
Total non-accrual	4	1,417	6	1,987
Total TDRs	21	$8,141	24	$9,323

The level of TDRs decreased $1.2 million during the nine months ended September 30, 2017. There were two non-accrual loans totaling $.6 million and two performing loans totaling $.3 million that paid off during the nine months ended September 30, 2017. Additionally, $.3 million in net principal payments were received during the same time period.

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

The following table presents a summary of the activity in the ALL for the nine months ended September 30:

(dollars in thousands)	2017	2016
Balance, January 1	$9,918	$11,922
Charge-offs:
Commercial real estate	(2,798)	(2,632)
Acquisition and development	(79)	(78)
Commercial and industrial	(37)	(518)
Residential mortgage	(252)	(516)
Consumer	(254)	(237)
Total charge-offs	(3,420)	(3,981)
Recoveries:
Commercial real estate	68	85
Acquisition and development	230	1,278
Commercial and industrial	1,666	45
Residential mortgage	299	373
Consumer	185	114
Total recoveries	2,448	1,895
Net credit losses	(972)	(2,086)
Provision for loan losses	1,809	2,208
Balance at end of period	$10,755	$12,044

Allowance for loan losses to gross loans outstanding (as %)	1.21%	1.33%
Net charge-offs to average loans outstanding during the period, annualized (as %)	0.15%	0.31%

The ALL was $10.8 million at September 30, 2017 and $9.9 million at December 31, 2016. The provision for loan losses for the first nine months of 2017 was $1.8 million, compared to $2.2 million for the first nine months of 2016. Net charge-offs of $1.0 million were recorded for the nine months ended September 30, 2017, compared to $2.1 million for the nine months ended September 30, 2016. The ratio of the ALL to loans outstanding was 1.21% at September 30, 2017, 1.11% at December 31, 2016, and 1.33% at September 30, 2016.

The ratio of net charge-offs to average loans for the nine months ended September 30, 2017 was an annualized .15%, compared to .31% for the same period in 2016 and .57% for the year ended December 31, 2016. The CRE portfolio had an annualized net charge-off rate of 1.27% as of September 30, 2017, compared to 1.80% as of December 31, 2016. The A&D loans had an annualized net recovery rate of .18% as of September 30, 2017, compared to .98% as of December 31, 2016. The C&I loans had a net recovery rate of 3.00% as of September 30, 2017, compared to a net charge-off rate of .69% as of December 31, 2016. The improvement was due to a $1.3 million recovery recorded in the first quarter of 2017 on a loan to an ethanol plant that had been charged-off in a prior period. The residential mortgage ratios were a net recovery rate of .02% as of September 30, 2017, compared to a net charge-off rate of .07% as of December 31, 2016, and the consumer loan ratios were net charge-off rates of .38% and .77% as of September 30, 2017 and December 31, 2016, respectively.

Management believes that the ALL at September 30, 2017 is adequate to provide for probable losses inherent in our loan portfolio. Amounts that will be recorded for the provision for loan losses in future periods will depend upon trends in the loan balances, including the composition of the loan portfolio, changes in loan quality and loss experience trends, potential recoveries on previously charged-off loans and changes in other qualitative factors. Management also applies interest rate risk, collateral value and debt service sensitivity analyses to the Commercial real estate loan portfolio and obtains new appraisals on specific loans under defined parameters to assist in the determination of the periodic provision for loan losses.

Investment Securities

At September 30, 2017, the total amortized cost basis of the available-for-sale investment portfolio was $155.4 million, compared to a fair value of $149.2 million. Unrealized gains and losses on securities available-for-sale are reflected in accumulated other comprehensive loss, a component of shareholders’ equity. The amortized cost basis of the held to maturity portfolio was $96.0 million, compared to a fair value of $98.2 million.

The following table presents the composition of our securities portfolio at amortized cost and fair values at the dates indicated:

	September 30, 2017			December 31, 2016
	Amortized	Fair Value	FV as %	Amortized	Fair Value	FV as %
(dollars in thousands)	Cost	(FV)	of Total	Cost	(FV)	of Total
Securities Available-for-Sale:
U.S. government agencies	$30,000	$29,479	20%	$25,000	$24,253	17%
Commercial mortgage-backed agencies	42,417	41,823	28%	52,978	52,222	37%
Collateralized mortgage obligations	42,372	41,886	28%	19,953	19,567	14%
Obligations of state and political subdivisions	20,911	21,254	14%	23,700	23,704	17%
Collateralized debt obligations	19,719	14,718	10%	27,930	20,254	15%
Total available for sale	$155,419	$149,160	100%	$149,561	$140,000	100%
Securities Held to Maturity:
U.S. government agencies	$15,841	$16,450	17%	$15,738	$16,250	17%
Residential mortgage-backed agencies	50,019	49,957	51%	50,384	50,265	51%
Commercial mortgage-backed agencies	17,364	17,749	18%	17,584	17,832	18%
Collateralized mortgage obligations	4,241	4,191	4%	4,833	4,684	5%
Obligations of state and political subdivisions	8,510	9,836	10%	8,630	8,950	9%
Total held to maturity	$95,975	$98,183	100%	$97,169	$97,981	100%

Total investment securities available-for-sale decreased $9.2 million since December 31, 2016. This decline during the first nine months of 2017 was primarily due to the receipt of $8.0 million on a CDO investment that was called at auction in June 2017. At September 30, 2017, the securities classified as available-for-sale included a net unrealized loss of $6.3 million, which represents the difference between the fair value and amortized cost of securities in the portfolio.

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

Approximately $134.4 million of the available-for-sale portfolio was valued using Level 2 pricing and had net unrealized gains of $1.3 million at September 30, 2017. The remaining $14.7 million of the securities available-for-sale represents the entire CDO portfolio, which was valued using significant unobservable inputs (Level 3 assets). The $5.0 million in net unrealized losses associated with this portfolio relates to 10 pooled trust preferred securities that comprise the CDO portfolio. Net unrealized losses of $3.6 million represent non-credit related OTTI charges on eight of the securities, while $1.4 million of unrealized losses relates to two securities which have had no credit related OTTI.

The following table provides a summary of the trust preferred securities in the CDO portfolio and the credit status of these securities as of September 30, 2017:

Level 3 Investment Securities Available for Sale

(Dollars in Thousands)

Investment Description		First United Level 3 Investments				Security Credit Status
Deal	Class	Amortized Cost	Fair Market Value	Unrealized Gain/(Loss)	Lowest Credit Rating	Original Collateral	Deferrals/ Defaults as % of Original Collateral	Performing Collateral	Collateral Support	Collateral Support as % of Performing Collateral	Number of Performing Issuers/Total Issuers
Preferred Term Security XI*	B-1	1,350	980	(370)	C	635,775	13.61%	369,625	(16,108)	-4.36%	42/51
Preferred Term Security XVIII*	C	2,806	1,871	(935)	C	676,565	14.83%	311,516	(2,166)	-0.70%	44/60
Preferred Term Security XVIII	C	1,958	1,248	(710)	C	676,565	14.83%	311,516	(2,166)	-0.70%	44/60
Preferred Term Security XIX*	C	1,800	1,509	(291)	C	700,535	5.71%	500,106	11,762	2.35%	52/59
Preferred Term Security XIX*	C	1,071	905	(166)	C	700,535	5.71%	500,106	11,762	2.35%	52/59
Preferred Term Security XIX*	C	2,471	2,112	(359)	C	700,535	5.71%	500,106	11,762	2.35%	52/59
Preferred Term Security XIX*	C	1,073	905	(168)	C	700,535	5 71%	500,106	11,762	2.35%	52/59
Preferred Term Security XXII*	C-1	1,521	1,159	(362)	C	1,386,600	11.97%	926,324	45,541	4.92%	65/79
Preferred Term Security XXII*	C-1	3,802	2,897	(905)	C	1,386,600	11.97%	926,324	45,541	4.92%	59/79
Preferred Term Security XXIII	C-1	1,867	1,132	(735)	C	1,467,000	15.47%	866,717	61,822	7.13%	85/100

Total Level 3 Securities Available for Sale		19,719	14,718	(5,001)

* Security has been deemed other-than-temporarily impaired and loss has been recognized in accordance with ASC Section 320-10-35.

The terms of the debentures underlying trust preferred securities allow the issuer of the debentures to defer interest payments for up to 20 quarters, and, in such case, the terms of the related trust preferred securities allow their issuers to defer dividend payments for up to 20 quarters. Some of the issuers of the trust preferred securities in our investment portfolio have defaulted and/or deferred payments ranging from 5.71% to 15.47% of the total collateral balances underlying the securities. The securities were designed to include structural features that provide investors with credit enhancement or support to provide default protection by subordinated tranches. These features include over-collateralization of the notes or subordination, excess interest or spread which will redirect funds in situations where collateral is insufficient, and a specified order of principal payments. There are securities in our portfolio that are under-collateralized, which does represent additional stress on our tranche. However, in these cases, the terms of the securities require excess interest to be redirected from subordinate tranches as credit support, which provides additional support to our investment.

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

The market for these securities as of September 30, 2017 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive, as no new CDOs have been issued since 2007. There are currently very few market participants who are willing to effect transactions in these securities. The market values for these securities, or any securities other than those issued or guaranteed by the U.S. Department of the Treasury (the “Treasury”), are very depressed relative to historical levels. Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue. Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (a) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at September 30, 2017, (b) an income valuation approach technique (i.e. present value) that maximizes the use of relevant unobservable inputs and minimizes the use of observable inputs will be equally or more representative of fair value than a market approach, and (c) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management relies on an independent third party to prepare both the evaluations of OTTI and the fair value determinations for the CDO portfolio. Management does not believe that there were any material differences in the OTTI evaluations and pricing between December 31, 2016 and September 30, 2017.

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

Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that no securities had credit-related OTTI during the first nine months of 2017.

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

Of the 10 CDOs held by the Corporation at September 30, 2017, all were issued in exempt offerings. The two CDOs that were collateralized primarily by securities issued by insurance companies and are not included in the agencies’ list of exempt offerings, which fact required management to make a determination as to whether the CDOs constituted an “ownership interest” in a “covered fund”, such that the Corporation would be required to dispose of them pursuant to the Volcker Rule were called at par in the second quarter of 2017.

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

Deposits

The following table presents the composition of our deposits at the dates indicated:

(dollars in thousands)	September 30, 2017		December 31, 2016
Non-interest bearing demand deposits:
Retail	$255,790	24.6%	$219,158	21.6%
Interest-bearing deposits:
Demand	172,694	16.6%	172,071	17.0%
Money Market:
Retail	157,730	15.1%	161,812	16.0%
Brokered/ICS	64,106	6.2%	70,425	6.9%
Savings deposits	157,556	15.1%	149,653	14.8%
Time deposits less than $100,000:
Retail	110,510	10.6%	116,651	11.5%
Brokered/CDARS	394	0.0%	520	0.1%
Time deposits $100,000 or more:
Retail	120,524	11.6%	120,341	11.9%
Brokered/CDARS	2,164	0.2%	3,598	0.4%
Total Deposits	$1,041,468	100%	$1,014,229	100%

Total deposits increased $27.2 million during the first nine months of 2017 when compared to deposits at December 31, 2016. During the first nine months of 2017, we continued to see increases in core deposits and reductions in certificates of deposit. Non-interest bearing deposits increased $36.6 million due to building new relationships with both consumer and commercial customers as well as increased balances on existing accounts. Traditional savings accounts increased $7.9 million due to continued growth in our Prime Saver product. Total demand deposits increased $4.6 million and total money market accounts decreased $13.2 million due to decreased balances in our ICS money market account relating to the re-allocation of cash in our trust accounts. Time deposits less than $100,000 decreased $6.8 million and time deposits greater than $100,000 decreased $1.9 million.

Borrowed Funds

The following table presents the composition of our borrowings at the dates indicated:

	September 30,	December 31,
(in thousands)	2017	2016
Securities sold under agreements to repurchase	$45,815	$36,000
Total short-term borrowings	$45,815	$36,000

FHLB advances	$90,000	$90,007
Junior subordinated debt	30,929	41,730
Total long-term borrowings	$120,929	$131,737

Total short-term borrowings increased by $9.8 million during the first nine months of 2017 due to the increases in balances of municipal accounts in our overnight investment product. Long-term borrowings decreased by $10.8 million during the first nine months of 2017 due to the repayment of $10.8 million in TPS Debentures held by Trust III in March 2017.

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

At September 30, 2017, we were asset sensitive.

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

Capital Resources

We require capital to fund loans, satisfy our obligations under the Bank’s letters of credit, meet the deposit withdrawal demands of the Bank’s customers, and satisfy our other monetary obligations. To the extent that deposits are not adequate to fund our capital requirements, we can rely on the funding sources identified above under the heading “Liquidity Management”. At September 30, 2017, the Bank had $70.0 million available through unsecured lines of credit with correspondent banks, $7.1 million available through a secured line of credit with the Fed Discount Window and approximately $86.2 million available through the FHLB. Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our ability to meet our future capital requirements.

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

The following table presents our capital ratios:

	September 30, 2017	December 31, 2016	Required for Capital Adequacy Purposes	Required to be Well Capitalized
Total Capital (to risk-weighted assets)
Consolidated	16.88%	16.71%	8.00%	10.00%
First United Bank & Trust	16.58%	16.70%	8.00%	10.00%

Tier 1 Capital (to risk-weighted assets)
Consolidated	15.77%	14.76%	6.00%	8.00%
First United Bank & Trust	15.41%	15.63%	6.00%	8.00%

Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated	12.36%	10.74%	4.50%	6.50%
First United Bank & Trust	15.41%	15.63%	4.50%	6.50%

Tier 1 Capital (to average assets)
Consolidated	11.46%	10.95%	4.00%	5.00%
First United Bank & Trust	10.71%	11.11%	4.00%	5.00%

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Loan commitments are made to accommodate the financial needs of our customers. Letters of credit commit us to make payments on behalf of customers when certain specified future events occur. The credit risks inherent in loan commitments and letters of credit are essentially the same as those involved in extending loans to customers, and these arrangements are subject to our normal credit policies. Loan commitments and letters of credit totaled $123.6 million and $1.9 million, respectively, at September 30, 2017, compared to $120.8 million and $1.6 million, respectively, at December 31, 2016. We are not a party to any other off-balance sheet arrangements.

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

An evaluation of the effectiveness of these disclosure controls as of September 30, 2017 was carried out under the supervision and with the participation of management, including the CEO and the CFO. Based on that evaluation, management, including the CEO and the CFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the quarter ended September 30, 2017, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016 and Item 1A of Part II of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.  Except as disclosed below, management does not believe that any material changes in our risk factors have occurred since they were last disclosed.

We could have a material write down related to our deferred tax asset as a result of a decrease in our corporate tax rate.

The Company uses an effective federal income tax rate of 35% to value its net deferred tax assets. As of September 30, 2017, the balance of our net deferred tax asset was $17.7 million. In September 2017, the Trump Administration and Republican Congressional leadership released a “Unified Framework for Fixing Our Broken Tax Code” (the “Framework”) that is intended to serve as a template for the tax-writing committees as they develop tax reform legislation. Among other things, the Framework would reduce the corporate tax rate to 20%, provide for a partial limitation of the deduction for net interest, introduce a territorial tax system with a one-time deemed repatriation tax and aim to repeal the corporate alternative minimum tax. On November 2, 2017, the Tax Cuts and Jobs Act (the “House Tax Bill”) was introduced in the U.S. House of Representatives. The House Tax Bill would, among other changes, reduce the corporate tax rate from 35% to 20%. At the present time, we cannot predict whether the Framework and/or the House Tax Bill will ultimately form the basis for changes in the tax laws applicable to the Corporation, our products or our customers, or the timing of any such changes. If corporate tax rates were reduced, then management expects that we would be required to record an initial charge against earnings to lower the carrying amount of our net deferred tax assets, and then, going forward, record lower tax provisions on an ongoing basis. These changes could have a material adverse effect on our business, results of operations, and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits filed or furnished with this quarterly report are listed in the following Exhibit Index.

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

FIRST UNITED CORPORATION

Date:	November 13, 2017	/s/ Carissa L. Rodeheaver
Carissa L. Rodeheaver, CPA, CFP
Chairman of the Board, President
and Chief Executive Officer
(Principal Executive Officer)

Date	November 13, 2017	/s/ Tonya K. Sturm
Tonya K. Sturm, Senior Vice President,
Chief Financial Officer
(Principal Accounting Officer)

