Form 10-K
period 2017-12-31
FIRST UNITED CORP/MD/
filed 2018-03-09
CIK 763907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “accelerated filer”, “large accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act). (check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☑

The aggregate market value of the registrant’s outstanding voting and non-voting common equity held by non-affiliates as of June 30, 2017: $85,358,102.

The number of shares of the registrant’s common stock outstanding as of February 28, 2018: 7,067,425.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2018 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

First United Corporation

[2]

Explanatory Note

First United Corporation (the “Corporation” and “we”, “our” or “us” on a consolidated basis) has determined that, as of December 31, 2017, it is an “accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  As of December 31, 2016, the Corporation was a “smaller reporting company” as defined by Rule 12b-2. In accordance with Item 10(f)(2)(i) of Regulation S-K, the Corporation has chosen to provide the scaled disclosures permitted for a smaller reporting company in this Annual Report on Form 10-K for the year ended December 31, 2017 and will provide non-scaled larger reporting company disclosure beginning with its Quarterly Report on Form 10-Q for the quarter ending March 31, 2018.

Forward-Looking Statements

This Annual Report on Form 10-K of the Corporation contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Such statements include projections, predictions, expectations or statements as to beliefs or future events or results or refer to other matters that are not historical facts. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking statements contained in this annual report are based on various factors and were derived using numerous assumptions. In some cases, you can identify these forward-looking statements by words like “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “intend”, “believe”, “estimate”, “predict”, “potential”, or “continue” or the negative of those words and other comparable words. You should be aware that those statements reflect only our predictions. If known or unknown risks or uncertainties should materialize, or if underlying assumptions should prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind when reading this annual report and not place undue reliance on these forward-looking statements. Factors that might cause such differences include, but are not limited to:

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

General

First United Corporation is a Maryland corporation chartered in 1985 and a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The Corporation’s primary business is serving as the parent company of First United Bank & Trust, a Maryland trust company with commercial banking powers (the “Bank”), First United Statutory Trust I, a Connecticut statutory business trust (“Trust I”), First United Statutory Trust II, a Connecticut statutory business trust (“Trust II” and together with Trust I, the “Trusts”), and First United Statutory Trust III, a Delaware statutory business trust (“Trust III”). Trust I, Trust II and Trust III were formed for the purpose of selling trust preferred securities that qualified as Tier 1 capital.

[3]

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

At December 31, 2017, we had total assets of $1.3 billion, net loans of $882.5 million, and deposits of $1.0 billion. Shareholders’ equity at December 31, 2017 was $108.4 million.

The Corporation maintains an Internet website at www.mybank.com on which it makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC.

Banking Products and Services

The Bank operates 24 banking offices, one customer care center and 26 Automated Teller Machines (“ATMs”) in Allegany County, Frederick County, Garrett County, and Washington County in Maryland, and in Mineral County, Berkeley County Monongalia County and Harrison County in West Virginia. The Bank is an independent community bank providing a complete range of retail and commercial banking services to businesses and individuals in its market areas. Services offered are essentially the same as those offered by the regional institutions that compete with the Bank and include checking, savings, money market deposit accounts, and certificates of deposit, business loans, personal loans, mortgage loans, lines of credit, and consumer-oriented retirement accounts including individual retirement accounts (“IRAs”) and employee benefit accounts. In addition, the Bank provides full brokerage services through a networking arrangement with Cetera Investment Services, LLC., a full service broker-dealer. The Bank also provides safe deposit and night depository facilities, insurance products and trust services. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”).

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

[4]

Home equity lines of credit, included within the residential mortgage portfolio, are secured by the borrower’s home and can be drawn on at the discretion of the borrower. These lines of credit are at variable interest rates.

The Bank also provides residential real estate construction loans to builders and individuals for single family dwellings. Residential construction loans are usually granted based upon “as completed” appraisals and are secured by the property under construction. Site inspections are performed to determine pre-specified stages of completion before loan proceeds are disbursed. These loans typically have maturities of six to twelve months and may have a fixed or variable rate. Permanent financing for individuals offered by the Bank includes fixed and variable rate loans with five, seven or ten-year adjustable rate mortgages.

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

Wealth Management

The Bank’s Trust Department offers a full range of trust services, including personal trust, investment agency accounts, charitable trusts, retirement accounts including IRA roll-overs, 401(k) accounts and defined benefit plans, estate administration and estate planning.

At December 31, 2017 and 2016, the total market value of assets under the supervision of the Bank’s Trust Department was approximately $824 million and $740 million, respectively. Trust Department revenues for these years may be found in the Consolidated Statements of Income under the heading “Other operating income”, which is contained in Item 8 of Part II of this annual report.

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

[5]

The following table sets forth deposit data for the Maryland and West Virginia Counties in which the Bank maintains offices as of June 30, 2017, the most recent date for which comparative information is available.

	Offices	Deposits
	(in Market)	(in thousands)	Market Share
Allegany County, Maryland:
Branch Banking and Trust Company	7	$315,219	43.95%
Manufacturers & Traders Trust Company	6	163,666	22.82%
First United Bank & Trust	3	134,084	18.69%
Standard Bank, PaSB	2	58,999	8.23%
PNC Bank NA	1	45,287	6.31%

Source: FDIC Deposit Market Share Report

Frederick County, Maryland:
PNC Bank NA	16	$1,225,933	26.81%
Branch Banking & Trust Co.	12	762,685	16.68%
Bank Of America NA	5	475,921	10.41%
Frederick County Bank	5	348,262	7.62%
Capital One NA	4	307,085	6.72%
Manufacturers & Traders Trust Company	6	306,088	6.70%
Woodsboro Bank	7	205,746	4.50%
Middletown Valley Bank	4	171,502	3.75%
First United Bank & Trust	4	165,362	3.62%
Sandy Spring Bank	4	147,389	3.22%
Revere Bank	1	144,700	3.17%
SunTrust Bank	2	131,174	2.87%
Wells Fargo Bank NA	1	70,434	1.54%
The Columbia Bank	2	43,952	0.96%
Damascus Community Bank	2	32,650	0.71%
SONABANK	1	32,096	0.70%
Woodforest National Bank	1	1,064	0.02%

Source: FDIC Deposit Market Share Report

Garrett County, Maryland:
First United Bank & Trust	5	$332,518	57.91%
Manufacturers & Traders Trust Company	3	90,440	15.75%
Branch Banking and Trust Company	2	82,184	14.31%
Clear Mountain Bank	1	50,811	8.85%
Somerset Trust Company	1	12,160	2.12%
Miners & Merchants Bank	1	6,075	1.06%

Source: FDIC Deposit Market Share Report

Washington County, Maryland:
Branch Banking & Trust Company	12	$634,922	28.78%
The Columbia Bank	9	510,959	23.16%
Manufacturers & Traders Trust Company	10	427,998	19.40%
PNC Bank NA	4	222,524	10.09%
Middletown Valley Bank	2	111,998	5.08%
First United Bank & Trust	3	89,058	4.04%
United Bank	2	84,072	3.81%
CNB Bank, Inc.	3	61,811	2.80%
Orrstown Bank	1	33,764	1.53%
Bank of Charles Town	1	20,522	0.93%
Jefferson Security Bank	1	8,249	0.38%

Source: FDIC Deposit Market Share Report

Berkeley County, West Virginia:
Branch Banking & Trust Company	5	$367,733	27.28%
United Bank	4	258,350	19.17%
MVB Bank Inc.	4	204,666	15.18%
City National Bank of West Virginia	4	154,960	11.50%
First United Bank & Trust	3	125,131	9.28%
Jefferson Security Bank	2	82,152	6.09%
Bank of Charles Town	2	74,099	5.50%
CNB Bank, Inc.	3	65,845	4.88%
Summit Community Bank	1	13,846	1.03%
Woodforest National Bank	1	1,275	0.09%

Source: FDIC Deposit Market Share Report

Mineral County, West Virginia:
First United Bank & Trust	2	$94,702	37.47%
Branch Banking & Trust Company	2	70,877	28.05%
Manufacturers & Traders Trust Company	2	48,632	19.24%
Grant County Bank	1	30,957	12.25%
FNB Bank, Inc.	1	7,553	2.99%

Source: FDIC Deposit Market Share Report

Monongalia County, West Virginia:
United Bank	6	$872,638	34.71%
Branch Banking & Trust Company	4	484,600	19.28%
Huntington National Bank	7	416,297	16.56%
Clear Mountain Bank	6	218,178	8.68%
Wesbanco Bank, Inc.	5	154,454	6.14%
MVB Bank, Inc.	2	134,977	5.37%
First United Bank & Trust	3	100,332	3.99%
PNC Bank NA	4	82,781	3.29%
First Exchange Bank	1	26,250	1.05%
Citizens Bank of Morgantown, Inc.	1	23,466	0.93%
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

General

The Corporation is registered with the Federal Reserve as a bank holding company under the BHC Act and, as such, is subject to the supervision, examination and reporting requirements of the BHC Act and the regulations of the Federal Reserve. As a publicly-traded company whose common stock is registered under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and listed on The NASDAQ Global Select Market, the Corporation is also subject to regulation and supervision by the SEC and The NASDAQ Stock Market, LLC (“NASDAQ”).

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

The implementation of several of the Dodd-Frank Act’s provisions is subject to final rulemaking by the U.S. financial regulatory agencies, and the Dodd-Frank Act’s impact on our business will depend to a large extent on how and when such rules are adopted and implemented by the primary U.S. financial regulatory agencies. We continue to analyze the impact of rules adopted under the Dodd-Frank Act on our business, but the full impact will not be known until the rules and related regulatory initiatives are finalized and their combined impact can be understood. The Dodd-Frank Act has increased, and will likely continue to increase, our regulatory compliance burdens and costs and may restrict the financial products and services that we offer to our customers in the future. In particular, the Dodd-Frank Act will require us to invest significant management attention and resources so that we can evaluate the impact of and ensure compliance with this law and its rules.

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

The CRA requires the FDIC, in connection with its examination of financial institutions within its jurisdiction, to evaluate the record of those financial institutions in meeting the credit needs of their communities, including low and moderate income neighborhoods, consistent with principles of safe and sound banking practices. These factors are also considered by all regulatory agencies in evaluating mergers, acquisitions and applications to open a branch or facility. As of the date of its most recent examination report, the Bank had a CRA rating of “Satisfactory”.

[8]

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

Capital Requirements

We require capital to fund loans, satisfy our obligations under the Bank’s letters of credit, meet the deposit withdrawal demands of the Bank’s customers, and satisfy our other monetary obligations. To the extent that deposits are not adequate to fund our capital requirements, we can rely on the funding sources identified below under the heading “Liquidity Management”. At December 31, 2017, the Bank had $75.0 million available through unsecured lines of credit with correspondent banks, $7.0 million available through a secured line of credit with the Fed Discount Window and approximately $86.2 million available through the Federal Home Loan Bank of Atlanta (“FHLB”). Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our ability to meet our future capital requirements.

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

[9]

As of December 31, 2017, we were in compliance with the applicable requirements.

In October 2017, the federal banking agencies proposed revisions that would simplify compliance with certain aspects of capital rules. A majority of the proposed simplifications would apply solely to banking organizations that are not subject to the advanced approaches capital rule. The proposed rules simplify application of regulatory capital treatment for mortgage servicing assets, certain deferred tax assets arising from temporary differences, investments in the capital of unconsolidated financial institutions, and capital issued by a consolidated subsidiary of a banking organization and held by third parties (minority interest), and; revisions to the treatment of certain acquisition, development, or construction exposures. In addition, the federal banking agencies have deferred the final phase-in and increased risk-weighting associated with CET1 deductions (discussed in the next section) indefinitely for non-advanced approaches banks.

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

[10]

The appropriate agency is also permitted to require an adequately capitalized or undercapitalized institution to comply with the supervisory provisions as if the institution were in the next lower category (but not treat a significantly undercapitalized institution as critically undercapitalized) based on supervisory information other than the capital levels of the institution.

As of December 31, 2017, the Bank was “well capitalized” based on the aforementioned ratios.

Liquidity Requirements

Historically, the regulation and monitoring of bank liquidity has been addressed as a supervisory matter, without required formulaic measures. The Basel III liquidity framework requires banks to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward would be required by regulation. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will incent banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. In October 2013, the federal banking agencies proposed rules implementing the LCR for advanced approaches banking organizations and a modified version of the LCR for bank holding companies with at least $50 billion in total consolidated assets that are not advanced approach banking organizations, neither of which would apply to the Corporation. In the second quarter of 2016, the federal banking regulators issued a proposed rule that would implement the NSFR for certain U.S. banking organizations to ensure that they have access to table funding over a one-year time horizon. The proposed rule would not apply to a U.S. banking organization with less than $50 billion in total consolidated assets, such as the Bank.

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

[11]

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

On November 20, 2013, the CFPB issued a final rule on integrated mortgage disclosures under the Truth-in-Lending Act and the Real Estate Settlement Procedures Act, for which compliance was required by October 3, 2015. As of December 31, 2017, we believe that we are in compliance.

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

[12]

Cybersecurity

We rely on electronic communications and information systems to conduct our operations and store sensitive data. We employ an in-depth approach that leverages people, processes, and technology to manage and maintain cybersecurity controls. In addition, we employ a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of our defensive measures, the threat from cyber-attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures.

The federal banking regulators have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of a financial institution’s board of directors. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial products and services. The federal banking regulators expect financial institutions to establish lines of defense and to ensure that their risk management processes address the risk posed by compromised customer credentials, and also expect financial institutions to maintain sufficient business continuity planning processes to ensure rapid recovery, resumption and maintenance of the institution's operations after a cyberattack. If we fail to meet the expectations set forth in this regulatory guidance, then we could be subject to various regulatory actions and we may be required to devote significant resources to any required remediation efforts.

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

At December 31, 2017, we employed 363 individuals, of whom 308 were full-time employees.

[13]

ITEM 1A.	RISK FACTORS

The significant risks and uncertainties related to us, our business and our securities of which we are aware are discussed below. Investors and shareholders should carefully consider these risks and uncertainties before making investment decisions with respect to the Corporation’s securities. Any of these factors could materially and adversely affect our business, financial condition, operating results and prospects and could negatively impact the market price of the Corporation’s securities. If any of these risks materialize, the holders of the Corporation’s securities could lose all or part of their investments in the Corporation. Additional risks and uncertainties that we do not yet know of, or that we currently think are immaterial, may also impair our business operations. Investors and shareholders should also consider the other information contained in this annual report, including our financial statements and the related notes, before making investment decisions with respect to the Corporation’s securities.

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

Our net income depends primarily upon our net interest income. Net interest income is the difference between interest income earned on loans, investments and other interest-earning assets and the interest expense incurred on deposits and borrowed funds. The level of net interest income is primarily a function of the average balance of our interest-earning assets, the average balance of our interest-bearing liabilities, and the spread between the yield on such assets and the cost of such liabilities. These factors are influenced by both the pricing and mix of our interest-earning assets and our interest-bearing liabilities which, in turn, are impacted by such external factors as the local economy, competition for loans and deposits, the monetary policy of the Federal Open Market Committee of the Federal Reserve Board of Governors, and market interest rates.

Different types of assets and liabilities may react differently, and at different times, to changes in market interest rates. We expect that we will periodically experience gaps in the interest rate sensitivities of our assets and liabilities. That means either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. When interest-bearing liabilities mature or re-price more quickly than interest-earning assets, an increase in market rates of interest could reduce our net interest income. Likewise, when interest-earning assets mature or re-price more quickly than interest-bearing liabilities, falling interest rates could reduce our net interest income. We are unable to predict changes in market interest rates, which are affected by many factors beyond our control, including inflation, deflation, recession, unemployment, money supply, domestic and international events and changes in the United States and other financial markets.

We also attempt to manage risk from changes in market interest rates, in part, by controlling the mix of interest rate sensitive assets and interest rate sensitive liabilities. However, interest rate risk management techniques are not exact. A rapid increase or decrease in interest rates could adversely affect our results of operations and financial performance.

The majority of our business is concentrated in Maryland and West Virginia, much of which involves real estate lending, so a decline in the real estate and credit markets could materially and adversely impact our financial condition and results of operations.

Most of the Bank’s loans are made to borrowers located in Western Maryland and Northeastern West Virginia, and many of these loans, including construction and land development loans, are secured by real estate. At December 31, 2017, approximately 12%, or $110.5 million, of our total loans were real estate acquisition, construction and development loans that were secured by real estate. Accordingly, a decline in local economic conditions would likely have an adverse impact on our financial condition and results of operations, and the impact on us would likely be greater than the impact felt by larger financial institutions whose loan portfolios are geographically diverse. We cannot guarantee that any risk management practices we implement to address our geographic and loan concentrations will be effective to prevent losses relating to our loan portfolio.

The Bank’s concentrations of commercial real estate loans could subject it to increased regulatory scrutiny and directives, which could force us to preserve or raise capital and/or limit future commercial lending activities.

The Federal Reserve, the FDIC, and the other federal banking regulators issued guidance in December 2006 entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” directed at institutions who have particularly high concentrations of CRE loans within their lending portfolios. This guidance suggests that these institutions face a heightened risk of financial difficulties in the event of adverse changes in the economy and CRE markets. Accordingly, the guidance suggests that institutions whose concentrations exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk. The guidance provides that banking regulators may require such institutions to reduce their concentrations and/or maintain higher capital ratios than institutions with lower concentrations in CRE. At December 31, 2017, our CRE concentrations were below the heightened risk management thresholds set forth in this guidance.

[14]

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

A new accounting standard will likely require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.

The FASB has adopted a new accounting standard that will be effective for the Corporation and the Bank beginning with our first full fiscal year after December 15, 2019. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. This standard will change the current method of providing allowances for loan losses that are probable, which would likely require us to increase our allowance for loan losses, and to greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses. Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations.

The market value of our investments could decline.

As of December 31, 2017, investment securities in our investment portfolio having a cost basis of $153.6 million and a market value of $146.5 million were classified as available-for-sale pursuant to FASB Accounting Standards Codification (“ASC”) Topic 320, Investments – Debt and Equity Securities, relating to accounting for investments. Topic 320 requires that unrealized gains and losses in the estimated value of the available-for-sale portfolio be “marked to market” and reflected as a separate item in shareholders’ equity (net of tax) as accumulated other comprehensive loss. There can be no assurance that future market performance of our investment portfolio will enable us to realize income from sales of securities. Shareholders’ equity will continue to reflect the unrealized gains and losses (net of tax) of these investments. Moreover, there can be no assurance that the market value of our investment portfolio will not decline, causing a corresponding decline in shareholders’ equity.

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

Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. A decline in the price of the Corporation’s common stock or occurrence of a triggering event following any of our quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period which was not reflected in such earnings release. In the event that we conclude that all or a portion of our goodwill may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital. At December 31, 2017, we had recorded goodwill of $11.0 million, representing approximately 11% of shareholders’ equity. See the discussion under the heading “Estimates and Critical Accounting Policies – Goodwill” in Item 7 of Part II of this annual report for further information.

[15]

At December 31, 2017, our net deferred tax assets were valued at $9.3 million, which included $.8 million associated with a federal net operating loss carryforward which we expect to be substantially utilized in 2018. Also included in that total is $2.6 million of state net operating loss carryforwards associated with separate company tax filings of the Corporation, which we do not expect to use and, thus, we have established a $2.4 million valuation allowance. A deferred tax asset is reduced by a valuation allowance if, based on the weight of the evidence available, both negative and positive, including the recent trend of quarterly earnings, management believes that it is more likely than not that some portion or all of the total deferred tax asset will not be realized. Moreover, our ability to utilize our net operating loss carryforwards to offset future taxable income may be significantly limited if we experience an “ownership change,” as determined under Section 382 of the Code. If an ownership change were to occur, the limitations imposed by Section 382 of the Code could result in a portion of our net operating loss carryforwards expiring unused, thereby impairing their value. Section 382’s provisions are complex, and we cannot predict any circumstances surrounding the future ownership of the common stock. Accordingly, we cannot provide any assurance that we will not experience an ownership change in the future.

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

The full impact of the Dodd-Frank Act is unknown because some rule making efforts are still required to fully implement all of its requirements and the implementation of some enforcement efforts is just beginning. We anticipate continued increases in regulatory expenses as a result of the Dodd-Frank Act.

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

[16]

The Consumer Financial Protection Bureau may continue to reshape the consumer financial laws through rulemaking and enforcement of the prohibitions against unfair, deceptive and abusive business practices. Compliance with any such change may impact our business operations.

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

[17]

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

We are a community bank and our ability to maintain our reputation is critical to the success of our business.

We are a community banking institution, and our reputation is one of the most valuable components of our business. A key component of our business strategy is to rely on our reputation for customer service and knowledge of local markets to expand our presence by capturing new business opportunities from existing and prospective customers in our current market and contiguous areas. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates. If our reputation is negatively affected by the actions of our employees, by our inability to conduct our operations in a manner that is appealing to current or prospective customers, or otherwise, our business and, therefore, our operating results may be materially adversely affected.

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

Our information systems may experience an interruption or a breach in security, including due to cyber-attacks.

In the ordinary course of business, we collect and store sensitive data, including proprietary business information and personally identifiable information of our customers and employees in systems and on networks. The secure processing, maintenance, and use of this information is critical to our operations and business strategy. In addition, we rely heavily on communications and information systems to conduct our business. Any failure, interruption, or breach in security or operational integrity of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, and other systems. Although we have invested in various technologies and continually review processes and practices that are designed to protect our networks, computers, and data from damage or unauthorized access, our computer systems and infrastructure may nevertheless be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions. Further, cyber-attacks can originate from a variety of sources and the techniques used are increasingly sophisticated. A breach of any kind could compromise our systems, and the information stored there could be accessed, damaged, or disclosed. A breach in security or other failure could result in legal claims, regulatory penalties, disruptions in operations, increased expenses, loss of customers and business partners, and damage to our reputation, which could in turn adversely affect our business, financial condition and/or results of operations. Furthermore, as cyber threats continue to evolve and increase, we may be required to expend significant additional financial and operational resources to modify or enhance our protective measures, or to investigate and remediate any identified information security vulnerabilities.

[18]

Safeguarding our business and customer information increases our cost of operations. To the extent that we, or our third-party vendors, are unable to prevent the theft of or unauthorized access to this information, our operations may become disrupted, we may be subject to claims, and our net income may be adversely affected.

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

Risks Relating to First United Corporation’s Securities

The shares of common stock are not insured.

The shares of the Corporation’s common stock are not deposits and are not insured against loss by the FDIC or any other governmental or private agency.

The common stock is not heavily traded.

The Corporation’s common stock is listed on the NASDAQ Global Select Market, but shares of the common stock are not heavily traded. Securities that are not heavily traded can be more volatile than stock trading in an active public market. Factors such as our financial results, the introduction of new products and services by us or our competitors, and various factors affecting the banking industry generally may have a significant impact on the market price of the shares the common stock. Management cannot predict the extent to which an active public market for the common stock will develop or be sustained in the future. Accordingly, shareholders may not be able to sell their shares at the volumes, prices, or times that they desire.

Significant sales of the common stock, or the perception that significant sales may occur in the future, could adversely affect the market price for the common stock.

The sale of a substantial number of shares amounts of the Corporation’s common stock could adversely affect the market price of the common stock. The availability of shares for future sale could adversely affect the prevailing market price of the common stock and could cause the market price of the common stock to remain low for a substantial amount of time. In addition, the Corporation may grant equity awards under its equity compensation plans from time to time in effect, including fully-vested shares of common stock. It is possible that if a significant percentage of such available shares were attempted to be sold within a short period of time, the market for the shares would be adversely affected. Management cannot predict whether the market for the common stock could absorb a large number of attempted sales in a short period of time, regardless of the price at which they might be offered. Even if a substantial number of sales do not occur within a short period of time, the mere existence of this “market overhang” could have a negative impact on the market for the common stock and our ability to raise capital in the future.

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

[19]

The Corporation’s ability to pay dividends on the common stock is subject to the terms of the outstanding TPS Debentures, which prohibit the Corporation from paying dividends during an interest deferral period.

In March 2004, the Corporation issued approximately $30.9 million, in the aggregate, of junior subordinated debentures (“TPS Debentures”) to the Trusts in connection with the Trusts’ sales to third party investors of $30.0, in the aggregate, in mandatorily redeemable preferred capital securities. The terms of the TPS Debentures require the Corporation to make quarterly payments of interest to the Trusts, as the holders of the TPS Debentures, although the Corporation has the right to defer payments of interest for up to 20 consecutive quarterly periods. An election to defer interest payments does not constitute an event of default under the terms of the TPS Debentures. The terms of the TPS Debentures prohibit the Corporation from declaring or paying any dividends or making other distributions on, or from repurchasing, redeeming or otherwise acquiring, any shares of its capital securities, including the common stock, if the Corporation elects to defer quarterly interest payments under the TPS Debentures. In addition, a deferral election will require the Trusts to likewise defer the payment of quarterly dividends on their related trust preferred securities.

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

The Corporation’s Amended and Restated Articles of Incorporation (the “Charter”) and its Amended and Restated Bylaws, as amended (the “Bylaws”), contain certain provisions designed to enhance the ability of the Corporation’s Board of Directors to deal with attempts to acquire control of the Corporation. First, the Board of Directors is classified into three classes. Directors of each class serve for staggered three-year periods, and no director may be removed except for cause, and then only by the affirmative vote of either a majority of the entire Board of Directors or a majority of the outstanding voting stock. Second, the board has the authority to classify and reclassify unissued shares of stock of any class or series of stock by setting, fixing, eliminating, or altering in any one or more respects the preferences, rights, voting powers, restrictions and qualifications of, dividends on, and redemption, conversion, exchange, and other rights of, such securities. The board could use this authority, along with its authority to authorize the issuance of securities of any class or series, to issue shares having terms favorable to management to a person or persons affiliated with or otherwise friendly to management. In addition, the Bylaws require any shareholder who desires to nominate a director to abide by strict notice requirements.

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

[20]

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The headquarters of the Corporation and the Bank occupies approximately 29,000 square feet at 19 South Second Street, Oakland, Maryland, and a 30,000 square feet operations center located at 12892 Garrett Highway, Oakland Maryland. These premises are owned by the Corporation. The Bank owns 19 of its banking offices and leases five. The Bank also leases one office that is used for disaster recovery purposes. Total rent expense on the leased offices and properties was $.5 million in 2017.

ITEM 3.	LEGAL PROCEEDINGS

We are at times, in the ordinary course of business, subject to legal actions. Management, upon the advice of counsel, believes that losses, if any, resulting from current legal actions will not have a material adverse effect on our financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

[21]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of the Corporation’s common stock are listed on the NASDAQ Global Select Market under the symbol “FUNC”. As of February 28, 2018, the Corporation had 1,423 shareholders of record. The table below sets forth the high and low sales prices for the shares of the Corporation’s common stock for each quarterly period of 2017 and 2016, as reported on the NASDAQ Global Select Market. On March 7, 2018, the closing sales price of the common stock as reported on the NASDAQ Global Select Market was $19.75 per share. The Corporation did not declare any dividends on its common stock during 2017 or 2016.

	High	Low
2017
1st Quarter	$15.80	$13.00
2nd Quarter	15.80	13.80
3rd Quarter	16.65	14.55
4th Quarter	18.30	15.75

2016
1st Quarter	$11.70	$8.82
2nd Quarter	11.34	9.65
3rd Quarter	12.38	9.58
4th Quarter	16.95	11.06

The ability of the Corporation to declare dividends is limited by federal banking laws and Maryland corporation laws. Subject to these and the terms of its other securities, including the TPS Debentures, the payment of dividends on the shares of common stock and the amounts thereof are at the discretion of the Corporation’s board of directors. In November 2010, the Corporation’s board of directors suspended the declaration and payment of cash dividends. Prior to that suspension, cash dividends were typically declared on a quarterly basis. When paid, dividends to shareholders have historically been dependent on the ability of the Corporation’s subsidiaries, especially the Bank, to declare dividends to the Corporation. Like the Corporation, the Bank’s ability to declare and pay dividends is subject to limitations imposed by federal and Maryland banking and Maryland corporation laws. A complete discussion of these and other dividend restrictions is contained in Item 1A of Part I of this annual report under the heading “Risks Relating to First United Corporation’s Securities” and in Note 21 to the Consolidated Financial Statements, both of which are incorporated herein by reference. Accordingly, there can be no assurance that dividends will be declared on the shares of common stock in any future fiscal quarter.

The Corporation’s Board of Directors periodically evaluates the Corporation’s dividend policy, both internally and in consultation with the Federal Reserve.

Issuer Repurchases

Neither the Corporation nor any of its affiliates (as defined by Exchange Act Rule 10b-18) repurchased any shares of the Corporation’s common stock during 2017.

Equity Compensation Plan Information

Pursuant to the SEC’s Regulation S-K Compliance and Disclosure Interpretation 106.01, the information regarding the Corporation’s equity compensation plans required by this Item pursuant to Item 201(d) of Regulation S-K is located in Item 12 of Part III of this annual report and is incorporated herein by reference.

[22]

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data for each of the last five calendar years and is qualified in its entirety by the detailed information and financial statements, including notes thereto, included elsewhere or incorporated by reference in this annual report.

(Dollars in thousands, except for share data)	2017	2016	2015	2014	2013
Balance Sheet Data
Total Assets	$1,340,839	$1,318,190	$1,323,458	$1,332,296	$1,334,046
Net Loans	882,546	882,008	867,101	827,926	796,646
Investment Securities	240,102	237,169	275,792	330,566	340,489
Deposits	1,039,390	1,014,229	998,794	981,323	977,403
Long-term Borrowings	120,929	131,737	147,537	182,606	182,672
Shareholders’ Equity	108,390	113,698	120,771	108,999	101,883

Operating Data
Interest Income	$46,949	$45,863	$45,032	$46,386	$49,914
Interest Expense	7,371	8,223	9,407	10,870	11,732
Net Interest Income	39,578	37,640	35,625	35,516	38,182
Provision for Loan Losses	2,534	3,122	1,054	2,513	380
Other Operating Income	14,259	14,127	24,992	12,907	13,137
Net Gains	29	526	1,016	1,053	229
Other Operating Expense	39,118	39,107	41,115	40,095	42,471
Income Before Taxes	12,214	10,064	19,464	6,868	8,697
Income Tax expense(includes $3,226 from tax reform impact) [1]	6,945	2,783	6,473	1,271	2,222
Net Income	$5,269	$7,281	$12,991	$5,597	$6,475
Accumulated preferred stock dividends and discount accretion	(1,215)	(2,025)	(2,700)	(2,601)	(1,778)
Net income available to common shareholders	$4,054	$5,256	$10,291	$2,996	$4,697

Per Share Data
Basic and diluted net income per common share	$0.58	$0.84	$1.65	$0.48	$0.76
Book Value	15.34	14.95	14.51	13.30	11.49

Significant Ratios
Return on Average Assets	0.40%	0.55%	0.98%	0.42%	0.49%
Return on Average Equity	4.52%	6.38%	11.40%	5.07%	6.48%
Average Equity to Average Assets	8.82%	8.62%	8.69%	8.26%	7.52%
Total Risk-based Capital Ratio	15.98%	16.71%	17.21%	15.40%	15.33%
Tier I Capital to Risk Weighted Assets	14.97%	14.76%	15.24%	14.23%	13.71%
Tier I Capital to Average Assets	11.00%	10.95%	11.64%	11.29%	11.02%
Common Equity Tier I to Risk Weighted Assets	12.54%	10.74%	9.99%

(1) Refer to Note 1 for more discussion of tax reform

[23]

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto for the years ended December 31, 2017 and 2016, which are included in Item 8 of Part II of this annual report.

Overview

First United Corporation is a bank holding company that, through the Bank and its non-bank subsidiaries, provides an array of financial products and services primarily to customers in four Western Maryland counties and four Northeastern West Virginia counties. Its principal operating subsidiary is the Bank, which consists of a community banking network of 24 branch offices located throughout its market areas. Our primary sources of revenue are interest income earned from our loan and investment securities portfolios and fees earned from financial services provided to customers.

Consolidated net income available to common shareholders was $4.1 million for the year ended December 31, 2017, compared to $5.3 million for 2016. Basic and diluted net income per common share for the year ended December 31, 2017 were both $.58, compared to basic and diluted net income per common share of $.84 for 2016. The decrease in earnings for 2017 was primarily attributable to a $3.2 million, or $.49 per common share, increase in income tax expense on account of the enactment of the Tax Cuts and Jobs Act (the “Tax Act”), which required us to revalue our deferred tax assets and liabilities at December 31, 2017. When comparing 2017 to 2016, service charge income decreased, primarily due to a reduction in non-sufficient funds (“NSF”) income, and Bank Owned Life Insurance (“BOLI”) income decreased due to the receipt of one-time death benefits in the second quarter of 2016. These decreases were offset by increases in net interest income of $1.9 million, a $.6 million decrease in provision expense, a decrease of $.8 million in preferred stock dividends due to the redemption in March 2017 of $10.0 million and November 2017 of $10.0 million of the Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) in both March 2017 and November 2017, and a decrease of $.3 million in FDIC premiums. The net interest margin for the year ended December 31, 2017, on a fully tax equivalent (“FTE”) basis, increased to 3.37% from 3.19% for the year ended December 31, 2016.

The provision for loan losses decreased to $2.5 million for the year ended December 31, 2017 compared to $3.1 million for the year ended December 31, 2016. The decrease was driven by a reduction in net credit losses and reduced loan growth in 2017. Specific allocations have been made for impaired loans where management has determined that the collateral supporting the loans is not adequate to cover the loan balance, and the qualitative factors affecting the allowance for loan losses (the “ALL”) have been adjusted based on the current economic environment and the characteristics of the loan portfolio.

Other operating income decreased $.4 million for the year ended December 31, 2017 when compared to 2016. This decrease was primarily attributable to a $.5 million decrease in the net gains on sales of investment securities due to reduced activity in the investment portfolio in 2017, a decrease in service charge income, primarily due to a reduction of NSF fees, a decrease in BOLI income due to the receipt of a one-time death claim in the second quarter of 2016, and a decrease in other miscellaneous income related to a one-time payment received in the third quarter of 2016 from the State of West Virginia for a right of way provision at one of our branch locations. These decreases were offset slightly by increased trust department and debit card income.

Operating expenses remained relatively consistent for the year ended December 31, 2017 when compared to the same period of 2016. Salaries and benefits increased $1.8 million due to new hires in late 2016 and annual merit increases as well as an increase in our life and health insurance expense that resulted from increased claims in 2017. We also saw an increase of $.5 million in data processing and equipment expense related to new services implemented in late 2016 and early 2017 and depreciation expense from the branch renovation projects related to the new branding efforts throughout the Bank. These increases were offset by a $.3 million decrease in FDIC premiums, a decrease of $.6 million in other real estate owned (“OREO”) expenses due to reductions in valuation write-downs on properties, and decreases in legal and professional expense, office supplies, trust department expense, miscellaneous loan fees, expenses related to fraud and other miscellaneous expenses due primarily to a $.3 million reserve for a litigation claim recorded in the first quarter of 2016.

Comparing December 31, 2017 to December 31, 2016, loans outstanding increased slightly by $.6 million (.07%). CRE loans decreased $14.8 million due primarily to charge-offs of $4.5 million on one large non-accrual loan, payoffs of $22.0 million on two large CRE loans offset by new production in the fourth quarter. Acquisition and development (“A&D”) loans increased $6.2 million and commercial and industrial (“C&I”) loans increased $4.4 million. Residential mortgage loans increased $5.2 million due to continued activity in the 1-4 family residential professional program, offset by payoffs and amortization of home equity balances. The consumer loan portfolio decreased slightly by $.4 million due to regularly scheduled payments. Approximately 28% of the commercial loan portfolio was collateralized by real estate at December 31, 2017 and 39% at December 31, 2016.

Interest income on loans increased by $.7 million (on a FTE basis) in 2017 when compared to 2016 due primarily to the rate increases by the Federal Reserve in 2017 as well as prepayment fees collected on early loan payoffs. Interest income on our investment securities increased slightly by $.1 million (on a FTE basis) in 2017 when compared to 2016. During 2017, we used the cashflow on the investment portfolio to fund loans and had minimal activity in new purchases. Additional information on the composition of interest income is available in Table 1 that appears on page 29 of this report.

[24]

Comparing December 31, 2017 to December 31, 2016, total deposits increased $25.2 million. During 2017, we continued to see increases in core deposits and reductions in certificates of deposit. Non-interest bearing deposits increased $30.4 million due to building new relationships with both consumer and commercial customers as well as increased balances on existing accounts. Traditional savings accounts increased $8.1 million as we continued to see growth in our Prime Saver product. Total demand deposits increased $2.6 million and total money market accounts decreased $9.1 million due to decreased balances in our ICS money market account relating to the re-allocation of cash in our trust accounts. Time deposits less than $100,000 declined $9.6 million and time deposits greater than $100,000 increased $2.6 million.

Interest expense decreased for the year ended December 31, 2017 when compared to the year ended December 31, 2016. This decrease was primarily due to the reduction of long-term borrowings from the payoff of a $15.0 million FHLB advance at its maturity in December 2016 and the March 2017 repayment of $10.8 million of TPS Debentures that were issued to Trust III, as well as the continued shift of higher cost certificates of deposit to lower cost core accounts. The effect on the average rate paid on total interest-bearing liabilities was a six basis point decrease from .84% for 2016 to .78% for 2017.

On December 22, 2017, the President of the United States signed the Tax Act into law, which, among other things, reduced the federal income tax rate for C Corporations from 35% to 21% effective January 1, 2018. The Tax Act required us to revalue, using the new 21% federal income tax rate, all of our deferred tax assets and deferred tax liabilities based on the rates at which they are schedule to reverse. This revaluation required us to recognize a one-time tax expense of $3.2 million in the fourth quarter of 2017. Our effective tax rate for 2017 was 56.8%, of which 26.4% related to the revaluation required by the Tax Act. For 2016, our effective tax rate was 27.6%.

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

Goodwill

Accounting Standards Codification (“ASC”) Topic 350, Intangibles - Goodwill and Other, establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill.  The $11.0 million in recorded goodwill at December 31, 2017 is related to the Bank’s 2003 acquisition of Huntington National Bank branches and is not subject to periodic amortization.

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

[25]

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

At December 31, 2017, the date of the Corporation’s annual impairment test, the fair value of the Corporation as determined by the price of its common stock exceeded the carrying amount of the Corporation’s common equity.

Based on the results of the evaluation, management concluded that the recorded value of goodwill at December 31, 2017 was not impaired.  However, future changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances. Management will continue to evaluate goodwill for impairment on an annual basis and as events occur or circumstances change.

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

Additional information about income taxes is set forth below under the heading, “CONSOLIDATED STATEMENT OF INCOME REVIEW – Applicable Income Taxes” and in Note 17 to Consolidated Financial Statements presented in Item 8 of Part II of this annual report.

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

[26]

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

Other than as discussed above, management does not believe that any material changes in our critical accounting policies have occurred since December 31, 2017.

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

The table below summarizes net interest income (on a FTE basis) for 2017 and 2016.

(Dollars in thousands)	2017	2016
Interest income	$47,586	46,418
Interest expense	7,371	8,223
Net interest income	$40,215	$38,195

Net interest margin %	3.37%	3.19%

Net interest income on an FTE basis increased $2.0 million (5.5%) for the year ended December 31, 2017 when compared to 2016 due to a $1.2 million (2.7%) increase in interest income and a $.8 million (10.4%) decrease in interest expense. The increase in interest income was primarily due to an increase of $.7 million in loan interest and fee income and an increase of $.4 million in interest earned on federal funds sold due to excess cash invested with Federal Reserve at the increased rates. The decline in interest expense was due to the reduction of $23.0 million in average balances of long-term borrowings due to the payoff of a $15.0 million FHLB advance at its maturity in December 2016 and the repayment of $10.8 million of TPS Debentures held by Trust III in March 2017. The net interest margin for the year ended December 31, 2017 increased to 3.37% when compared to 3.19% for the year ended December 31, 2016.

When comparing the year ended December 31, 2017 to the year ended December 31, 2016, there was a decrease of $2.5 million in average interest-earning assets, driven primarily by a decrease of $11.3 million in average investment balances and a decrease of $9.6 million in average loan balances, offset by an increase of $19.3 million in federal funds sold related to the excess cash balances invested at the Federal Reserve.

Interest expense decreased for the year ended December 31, 2017 when compared to the year ended December 31, 2016. This decrease was primarily due to the reduction of long-term borrowings from the payoff of a $15.0 million FHLB advance at its maturity in December 2016 and the repayment of $10.8 million of TPS Debentures held by Trust III in March 2017 and the continued shift of higher cost certificates of deposit to lower cost core accounts. The effect on the average rate paid on total interest-bearing liabilities was a six-basis point decrease, from .84% for 2016 to .78% for 2017.

[27]

As shown below, the composition of total interest income between 2017 and 2016 remained relatively stable between interest and fees on loans and investment securities with a slight decrease in interest and fees on loans and a slight increase in other due to the excess cash balances invested at Fed.

	% of Total Interest Income
	2017	2016
Interest and fees on loans	84%	85%
Interest on investment securities	14%	14%
Other	2%	1%

[28]

Table 1 sets forth the average balances, net interest income and expense, and average yields and rates for our interest-earning assets and interest-bearing liabilities for 2017, 2016 and 2015. Table 2 sets forth an analysis of volume and rate changes in interest income and interest expense of our average interest-earning assets and average interest-bearing liabilities for 2017, 2016 and 2015. Table 2 distinguishes between the changes related to average outstanding balances (changes in volume created by holding the interest rate constant) and the changes related to average interest rates (changes in interest income or expense attributed to average rates created by holding the outstanding balance constant).

Distribution of Assets, Liabilities and Shareholders’ Equity

Interest Rates and Interest Differential – Tax Equivalent Basis

Table 1

	For the Years Ended December 31
	2017			2016			2015
(Dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Assets
Loans	$889,880	$39,670	4.46%	$899,516	$38,981	4.33%	$846,391	$37,201	4.40%
Investment Securities:
Taxable	220,107	5,554	2.52	228,174	5,611	2.46	276,063	6,248	2.26
Non taxable	17,602	1,527	8.68	20,840	1,391	6.67	34,820	2,023	5.81
Total	237,709	7,081	3.01	249,014	7,002	2.81	310,883	8,271	2.66
Federal funds sold	59,275	574	0.97	40,011	161	0.40	27,411	49	0.18
Interest-bearing deposits with other banks	1,879	9	0.48	2,032	4	0.20	4,022	4	0.10
Other interest earning assets	5,206	252	4.84	5,855	270	4.61	6,641	302	4.55
Total earning assets	1,193,949	47,586	3.99%	1,196,428	46,418	3.88%	1,195,348	45,827	3.83%
Allowance for loan losses	(10,854)			(12,183)			(12,072)
Non-earning assets	138,918			140,819			127,851
Total Assets	$1,322,013			$1,325,064			$1,311,127

Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$171,697	$113	0.07%	$176,049	$137	0.08%	$149,214	$104	0.07%
Interest-bearing money markets	221,325	467	0.21	234,075	349	0.15	210,109	477	0.23
Savings deposits	156,538	176	0.11	147,428	168	0.11	136,946	228	0.17
Time deposits:
Less than $100k	114,503	1,123	0.98	124,129	1,245	1.00	142,188	1,471	1.03
$100k or more	120,190	1,412	1.17	120,253	1,251	1.04	132,579	1,625	1.23
Short-term borrowings	37,376	73	0.20	31,007	60	0.19	36,048	58	0.16
Long-term borrowings	123,356	4,007	3.25	146,315	5,013	3.43	164,693	5,444	3.31
Total interest-bearing liabilities	944,985	7,371	0.78%	979,256	8,223	0.84%	971,777	9,407	0.97%
Non-interest-bearing deposits	237,578			209,948			204,453
Other liabilities	22,867			21,703			20,925
Shareholders’ Equity	116,583			114,157			113,972
Total Liabilities and Shareholders’ Equity	$1,322,013			$1,325,064			$1,311,127
Net interest income and spread		$40,215	3.21%		$38,195	3.04%		$36,420	2.86%
Net interest margin			3.37%			3.19%			3.04%

Notes:

(1)	The above table reflects the average rates earned or paid stated on a FTE basis assuming a tax rate of 35% for 2017, 2016 and 2015. Non-GAAP interest income on a fully taxable equivalent basis for the years ended December 31, 2017, 2016 and 2015 were $637, $555 and $795, respectively.
(2)	The average balances of non-accrual loans for the years ended December 31, 2017, 2016 and 2015, which were reported in the average loan balances for these years, were $10,872, $14,953 and $11,952, respectively.
(3)	Net interest margin is calculated as net interest income divided by average earning assets.
(4)	The average yields on investments are based on amortized cost.

[29]

Interest Variance Analysis (1)

Table 2

	2017 Compared to 2016			2016 Compared to 2015
(In thousands and tax equivalent basis)	Volume	Rate	Net	Volume	Rate	Net
Interest Income:
Loans	$(418)	$1,107	$689	$2,337	$(557)	$1,780
Taxable Investments	(198)	141	(57)	(1,082)	445	(637)
Non-taxable Investments	(216)	352	136	(812)	180	(632)
Federal funds sold	78	335	413	23	89	112
Interest-bearing deposits	0	5	5	(2)	2	0
Other interest earning assets	(30)	12	(18)	(36)	4	(32)
Total interest income	(784)	1,952	1,168	428	163	591

Interest Expense:
Interest-bearing demand deposits	(3)	(21)	(24)	19	14	33
Interest-bearing money markets	(19)	137	118	55	(183)	(128)
Savings deposits	10	(2)	8	18	(78)	(60)
Time deposits less than $100	(97)	(25)	(122)	(186)	(40)	(226)
Time deposits $100 or more	(1)	162	161	(152)	(222)	(374)
Short-term borrowings	12	1	13	(8)	10	2
Long-term borrowings	(787)	(219)	(1,006)	(608)	177	(431)
Total interest expense	(885)	33	(852)	(862)	(322)	(1,184)

Net interest income	$101	$1,919	$2,020	$1,290	$485	$1,775

Note:

(1)	The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

The provision for loan losses was $2.5 million for the year ended December 31, 2017 compared to $3.1 million for the year ended December 31, 2016. The decrease was driven by a reduction in net credit losses and reduced loan growth in 2017 (discussed below in the section entitled “FINANCIAL CONDITION, Allowance and Provision for Loan Losses”). Management believes that the ALL reflects a level commensurate with the risk inherent in our loan portfolio.

Other Operating Income

The following table shows the major components of other operating income for the past two years, exclusive of net gains, and the percentage changes during these years:

(Dollars in thousands)	2017	2016	% Change
Service charges on deposit accounts	$2,308	$2,428	-4.94%
Other service charge income	837	853	-1.88%
Debit card income	2,337	2,112	10.65%
Trust department income	6,246	5,837	7.01%
Bank owned life insurance (BOLI) income	1,186	1,426	-16.83%
Brokerage commissions	872	849	2.71%
Other income	473	622	-23.95%
Total other operating income	$14,259	$14,127	0.94%

Other operating income, exclusive of net gains, increased slightly by $.1 million for the year ended December 31, 2017 when compared to 2016. As compared to 2016, the Company experienced increases in trust department earnings of $.4 million and debit card income of $.2 million, which were offset by a decrease in service charge income of $.1 million due primarily to a reduction in NSF fees, and a decrease in BOLI income of $.2 million due to the receipt of a one-time death benefit in the second quarter of 2016. Trust assets under management were $824 million at December 31, 2017 and $740 million at December 31, 2016.

[30]

Net gains of $29 thousand were reported through other income for the year ended December 31, 2017, compared to net gains of $.5 million for 2016. The reduction in gains realized in 2017 was due to reduced sale activity in 2017.

Other Operating Expense

The following table compares the major components of other operating expense for 2017 and 2016:

(Dollars in thousands)	2017	2016	% Change
Salaries and employee benefits	$22,391	$20,595	8.72%
Other expenses	5,127	6,309	-18.74%
FDIC premiums	634	940	-32.55%
Equipment	2,610	2,437	7.10%
Occupancy	2,496	2,499	-0.12%
Data processing	3,339	3,065	8.94%
Professional services	985	1,127	-12.60%
Other real estate owned expense	190	802	-76.31%
Contract labor	683	718	-4.87%
Line rentals	663	615	7.80%
Total other operating expense	$39,118	$39,107	0.03%

Operating expenses remained relatively consistent for the year ended December 31, 2017 when compared to the same period of 2016. Salaries and benefits increased $1.8 million due to new hires in late 2016 and annual merit increases as well as an increase in our life and health insurance expense due to increased claims in 2017. We also saw an increase of $.5 million in data processing and equipment expense related to new services implemented in late 2016 and early 2017 and depreciation expense from the branch renovation projects related to the new branding efforts throughout the Bank. These increases were offset by a $.3 million decrease in FDIC premiums, a decrease of $.6 million in OREO expenses due to reductions in valuation write-downs on properties, and decreases in legal and professional expense, office supplies, trust department expense, miscellaneous loan fees, expenses related to fraud and other miscellaneous expenses due primarily to a $.3 million reserve for a litigation claim recorded in the first quarter of 2016.

Applicable Income Taxes

We recognized a tax expense of $6.9 million in 2017, compared to a tax expense of $2.8 million in 2016. As noted above, $3.2 million of our tax expense recorded in 2017 resulted from the revaluation of our deferred tax assets and liabilities required by the Tax Act. See the discussion under “Income Taxes” in Note 17 to the Consolidated Financial Statements presented elsewhere in this annual report for a detailed analysis of our deferred tax assets and liabilities. A valuation allowance has been provided for the $2.4 million in deferred tax assets associated with state tax loss carry forwards, which will expire commencing in 2030.

At December 31, 2017, the Corporation had federal net operating losses (“NOLs”) of approximately $3.8 million and West Virginia NOLs of approximately $3.9 million for which deferred tax assets of $.8 million and $.2 million, respectively, have been recorded at December 31, 2017.   The federal NOLs were created in 2014 and 2016 and will begin to expire in 2037. West Virginia NOLs were created in 2010, 2012, 2014 and 2016 and will begin to expire in 2031. Management has determined that a deferred tax valuation allowance for these NOLs is not required for 2017 because management believes it is more likely than not (defined a level of likelihood that is more than 50%) that these deferred tax assets will be realized prior to the expiration of their carry-forward periods.

At December 31, 2017, the Corporation had Maryland NOLs of $39.5 million for which a deferred tax asset of $2.4 million has been recorded. There has been and continues to be a full valuation allowance on these NOLs based on the fact that management’s belief that it is more likely than not that these NOLs will not be realized prior to the expiration of their carry-forward periods because the Corporation files a separate Maryland income tax return, the Corporation has recurring tax losses, and management believes the Corporation will not generate sufficient taxable income in the future to fully utilize the NOLs. The valuation allowance of $2.4 million at December 31, 2017 reflects an increase of $.5 million from the level at December 31, 2016.

[31]

We have concluded that no valuation allowance is deemed necessary for our remaining federal and state deferred tax assets at December 31, 2017, as it is more likely than not that they will be realized based on the expected reversal of deferred tax liabilities, the generation of future income sufficient to realize the deferred tax assets as they reverse, and the ability to implement tax planning strategies to prevent the expiration of any carry-forward periods. In making this determination, management considered the following:

•	the expected reversal of $.5 million of the total $3.3 million of deferred tax liabilities at December 31, 2017 in such a manner so as to substantially utilize the dollar for dollar impact against the deferred tax assets at December 31, 2017;
•	for the remaining excess deferred tax assets that will not be utilized by the reversal of deferred tax liabilities, our expected future income will be sufficient to utilize the deferred tax assets as they reverse or before any net operating loss, would expire; and
•	tax planning strategies that can provide both one-time increases to taxable income of up to approximately $9.0 million and recurring annual decreases in unfavorable permanent items.

CONSOLIDATED BALANCE SHEET REVIEW

Overview

Total assets at December 31, 2017 remained unchanged from the $1.3 billion recorded at December 31, 2016. Comparing 2017 to 2016, cash and interest-bearing deposits in other banks increased $20.4 million, the investment portfolio increased $2.9 million, and gross loans increased slightly by $.6 million. Net deferred tax assets decreased by $10.1 million largely due the use of NOLs in 2017, contributions to the pension plan, a recharacterization of Alternative Minimum Tax Credit Carryforwards to refundable income tax consistent with the Tax Act, and a revaluation of all our deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future.  The latter resulted in a reduction of $3.2 million due to lower future tax rates under the Tax Act. OREO balances decreased $.8 million due to sales of properties in 2017. The balance of our BOLI investments increased $1.2 million due to earnings in 2017. Total liabilities increased by $28.0 million for the year ended December 31, 2017 when compared to 2016 due primarily to an increase of $25.2 million in deposits, and a $12.8 million increase in short-term borrowings related to increased balances in Treasury Management overnight investments, offset by a decrease of $10.8 million in long-term borrowings as a result of the repayment of $10.8 million in TPS Debentures held by Trust III in March 2017. Comparing December 31, 2017 to December 31, 2016, shareholders’ equity decreased $5.3 million as a result of the Corporation’s redemption of $20.0 million of outstanding shares of Series A Preferred Stock during 2017, offset by the $9.2 million, net of offering expenses, realized m the Corporation’s common stock rights offering that was completed in March 2017 and the $4.1 million in net income recorded for 2017.

The total interest-earning asset mix remained relatively stable at December 31, 2017 and December 31, 2016. The mix for each year is illustrated below:

	Year End Percentage of Total Assets
	2017	2016
Cash and cash equivalents	6%	5%
Net loans	66%	67%
Investments	18%	18%

The year-end total liability mix has remained consistent during the two-year period as illustrated below.

	Year End Percentage of Total Liabilities
	2017	2016
Total deposits	84%	84%
Total borrowings	14%	14%

[32]

Loan Portfolio

The Bank is actively engaged in originating loans to customers primarily in Allegany County, Frederick County, Garrett County, and Washington County in Maryland, and in Berkeley County, Mineral County, Monongalia County, and Harrison County in West Virginia; and the surrounding regions of West Virginia and Pennsylvania. We have policies and procedures designed to mitigate credit risk and to maintain the quality of our loan portfolio. These policies include underwriting standards for new credits as well as continuous monitoring and reporting policies for asset quality and the adequacy of the allowance for loan losses. These policies, coupled with ongoing training efforts, have provided effective checks and balances for the risk associated with the lending process. Lending authority is based on the type of the loan, and the experience of the lending officer.

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

Summary of Loan Portfolio

Table 3

The following table presents the composition of our loan portfolio as of December 31 for the past five years:

(In millions)	2017	2016	2015	2014	2013
Commercial real estate	$283.2	$298.0	$280.5	$256.1	$268.0
Acquisition and development	110.5	104.3	111.0	99.3	107.2
Commercial and industrial	76.7	72.3	73.9	93.3	59.8
Residential mortgage	398.6	393.4	388.7	367.6	350.9
Consumer	23.5	23.9	24.9	23.7	24.3
Total Loans	$892.5	$891.9	$879.0	$840.0	$810.2

Comparing December 31, 2017 to December 31, 2016, loans outstanding increased $.6 million. CRE loans decreased $14.8 million due primarily to charge-offs of $4.5 million on one large non-accrual loan, payoffs of $22.0 million on two large CRE loans offset by new production in the fourth quarter of 2017. A&D loans increased $6.2 million and C&I loans increased $4.4 million. Residential mortgage loans increased $5.2 million due to continued activity in the 1-4 family residential professional program, offset by payoffs and amortization of home equity balances. The consumer loan portfolio decreased slightly by $.4 million due to regularly scheduled payments. Approximately 28% and 39% respectively, of the commercial loan portfolio was collateralized by real estate at December 31, 2017 and December 31, 2016. Adjustable interest rate loans made up 58% of total loans at December 31, 2017 and 60% at December 31, 2016, with the balance being fixed–interest rate loans.

Comparing December 31, 2016 to December 31, 2015, loans outstanding increased $12.9 million (1.5%). CRE loans increased $17.5 million as a result of several new relationships booked during 2016. A&D loans decreased $6.7 million due to payoffs in the third quarter 2016. C&I loans decreased $1.6 million due to regularly scheduled amortization. Residential mortgage loans increased $4.7 million due to increased production primarily in our 5/1 and 7/1 ARM programs. The Bank continues to sell new, longer term, fixed-rate residential loan originations to Fannie Mae. The consumer loan portfolio decreased slightly by $1.0 million due to our decision to discontinue indirect auto lending.

[33]

The following table sets forth the maturities, based upon contractual dates, for selected loan categories as of December 31, 2017:

Maturities of Loan Portfolio at December 31, 2017

Table 4

(In thousands)	Maturing Within One Year	Maturing After One Year But Within Five Years	Maturing After Five Years	Total
Commercial Real Estate	$29,833	$97,591	$155,738	$283,162
Acquisition and Development	46,908	26,123	37,499	110,530
Commercial and Industrial	21,746	41,674	13,303	76,723
Residential Mortgage	6,069	11,768	380,811	398,648
Consumer	3,598	17,176	2,681	23,455
Total Loans	$108,154	$194,332	$590,032	$892,518

Classified by Sensitivity to Change in Interest Rates
Fixed-Interest Rate Loans	62,944	154,748	158,366	376,058
Adjustable-Interest Rate Loans	45,210	39,584	431,666	516,460
Total Loans	$108,154	$194,332	$590,032	$892,518

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

[34]

Table 5 sets forth the amounts of non-accrual, past-due and restructured loans for the past five years:

Risk Elements of Loan Portfolio

Table 5

	At December 31,
(In thousands)	2017	2016	2015	2014	2013
Non-accrual loans:
Commercial real estate	$4,453	$12,211	$11,282	$5,762	$7,433
Acquisition and development	211	45	1,817	3,609	5,632
Commercial and industrial	378	0	185	171	191
Residential mortgage	2,046	1,690	2,214	2,009	4,126
Consumer	30	0	0	0	14
Total non-accrual loans	$7,118	$13,946	$15,498	$11,551	$17,396

Accruing Loans Past Due 90 days or more:
Commercial real estate	$0	$0	$0	$0	$65
Acquisition and development	144	0	0	1	282
Commercial and industrial	6	11	0	4	133
Residential mortgage	430	382	998	485	730
Consumer	15	27	27	39	24
Total accruing loans past due 90 days or more	$595	$420	$1,025	$529	$1,234

Total non-accrual and past due 90 days or more	$7,713	$14,366	$16,523	$12,080	$18,630

Restructured Loans (TDRs):
Performing	$5,121	$7,336	$8,168	$7,621	$10,567
Non-accrual (included above)	834	1,987	5,851	6,063	7,380
Total TDRs	$5,955	$9,323	$14,019	$13,684	$17,947

Other Real Estate Owned	$10,141	$10,910	$6,883	$12,932	$17,031

Impaired loans without a valuation allowance	$12,317	$23,131	$20,940	$19,937	$24,296
Impaired loans with a valuation allowance	2,634	869	3,868	4,844	9,013
Total impaired loans	$14,951	$24,000	$24,808	$24,781	$33,309
Valuation allowance related to impaired loans	$362	$260	$1,157	$1,236	$2,283

Non-Accrual Loans as a % of Applicable Portfolio
	2017	2016	2015	2014	2013
Commercial real estate	1.6%	4.1%	4.0%	2.3%	2.8%
Acquisition and development	0.2%	0.1%	1.6%	3.6%	5.3%
Commercial and industrial	0.5%	0.0%	0.3%	0.2%	0.3%
Residential mortgage	0.5%	0.4%	0.6%	0.5%	1.2%
Consumer	0.1%	0.0%	0.0%	0.0%	0.1%

We would have recognized $.6 million in interest income for the year ended December 31, 2017 had our non-accrual loans been current and performing in accordance with their terms. During 2017, we recognized, on a cash basis, $34 thousand of interest income on non-accrual loans that paid off.

[35]

Performing loans considered to be impaired (including performing troubled debt restructurings, or TDRs), as defined and identified by management, amounted to $7.8 million at December 31, 2017 and $10.3 million at December 31, 2016. Loans are identified as impaired when, based on current information and events, management determines that we will be unable to collect all amounts due according to contractual terms. These loans consist primarily of A&D loans and CRE loans. The fair values are generally determined based upon independent third party appraisals of the collateral or discounted cash flows based upon the expected proceeds. Specific allocations have been made where management believes there is insufficient collateral to repay the loan balance if liquidated and there is no secondary source of repayment available.

The level of performing impaired loans (other than performing TDRs) decreased $.2 million during the year ended December 31, 2017.

A troubled debt restructuring is the restructuring of a loan in which one or more concessions are granted to a borrower who is experiencing financial difficulties. A loan will be classified as a TDR if the Bank restructures the loan’s terms (i.e., interest rate, payment amount, amortization period and/or maturity date) after determining that the borrower is experiencing financial difficulties. A modified loan is considered to be a TDR when the Bank has determined that the borrower is experiencing financial difficulties. The Bank evaluates the probability that the borrower will be in payment default on any of its debt in the foreseeable future without modification. To make this determination, the Bank performs a global financial review of the borrower and loan guarantors to assess their current ability to meet their financial obligations. The following table presents the details of TDRs by loan class at December 31, 2017 and December 31, 2016

	December 31, 2017		December 31, 2016
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Performing
Commercial real estate
Non owner-occupied	3	$370	3	$385
All other CRE	2	2,685	3	3,044
Acquisition and development
1-4 family residential construction	1	527	1	582
All other A&D	1	238	2	1,898
Commercial and industrial	0	0	0	0
Residential mortgage
Residential mortgage – term	8	1,301	9	1,427
Residential mortgage – home equity	0	0	0	0
Consumer	0	0	0	0
Total performing	15	$5,121	18	$7,336

Non-accrual
Commercial real estate
Non owner-occupied	0	$0	0	$0
All other CRE	2	583	3	1,594
Acquisition and development
1-4 family residential construction	0	0	0	0
All other A&D	0	0	0	0
Commercial and industrial	0	0	0	0
Residential mortgage
Residential mortgage – term	2	251	3	393
Residential mortgage – home equity	0	0	0	0
Consumer	0	0	0	0
Total non-accrual	4	834	6	1,987
Total TDRs	19	$5,955	24	$9,323

[36]

The level of TDRs decreased $3.4 million during the year ended December 31, 2017. No new loans were added to TDRs and three loans already in performing TDRs were re-modified. During the year ended December 31, 2017, two non-accrual loans totaling $.6 million and three performing loans totaling $1.9 million paid off and net principal payments totaling $.9 million were received during the same time period.

At December 31, 2017, there were no additional funds committed to be advanced in connection with TDRs. Interest income not recognized due to rate modifications of TDRs was $.1 million and interest income recognized on all TDRs was $.4 million in 2017.

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

The ALL increased slightly to $10.0 million at December 31, 2017, compared to $9.9 million at December 31, 2016. The provision for loan losses for the year ended December 31, 2017 decreased to $2.5 million from $3.1 million for the year ended December 31, 2016. The decreased provision expense was primarily due to decreased net charge-offs of $2.5 million in 2017, compared to net charge-offs of $5.1 million in 2016. The ratio of the ALL to loans outstanding at December 31, 2017 was 1.12%, compared to 1.11% at December 31, 2016.

The ratio of net charge-offs to average loans for the year ended December 31, 2017 was .28%, compared to .57% for the year ended December 31, 2016. The CRE portfolio improved slightly to an annualized net charge-off rate of 1.43% as of December 31, 2017, compared to 1.80% as of December 31, 2016. The A&D loan portfolio had an annualized net recovery rate of .11% as of December 31, 2017 compared to .98% as of December 31, 2016. The reduction in 2017 when compared to 2016 was due primarily to obtaining new appraisals on properties that secure a large loan relationship in 2016. The annualized net recovery ratio for C&I loans was 2.21% as of December 31, 2017, compared to a net charge-off rate of 0.69% as of December 31, 2016. The recovery rate in 2017 was due to the receipt of $1.3 million on a previously charged- off loan on an ethanol plant. Residential mortgage loans had a net recovery ratio of 0.01% at December 31, 2017 compared to a net charge-off rate of 0.07% as of December 31, 2016, and the consumer loan charge-off ratios were .53% and .77% for December 31, 2017 and December 31, 2016, respectively.

Accruing loans past due 30 days or more improved slightly to .63% of the loan portfolio at December 31, 2017, compared to .67% at December 31, 2016. Non-accrual loans totaled $7.1 million at December 31, 2017, compared to $13.9 million at December 31, 2016. The decrease in non-accrual loans was primarily due to the charge-offs related to one large CRE loan relationship. Non-accrual loans which have been subject to partial charge-offs totaled $7.4 million at December 31, 2017, compared to $11.1 million at December 31, 2016.

Management believes that the ALL at December 31, 2017 is adequate to provide for probable losses inherent in our loan portfolio. Amounts that will be recorded for the provision for loan losses in future periods will depend upon trends in the loan balances, including the composition of the loan portfolio, changes in loan quality and loss experience trends, potential recoveries on previously charged-off loans and changes in other qualitative factors. Management also applies interest rate risk, collateral value and debt service sensitivity analyses to the CRE loan portfolio and obtains new appraisals on specific loans under defined parameters to assist in the determination of the periodic provision for loan losses.

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

[37]

Table 6 presents the activity in the allowance for loan losses by major loan category for the past five years.

Analysis of Activity in the Allowance for Loan Losses

Table 6

	For the Years Ended December 31,
(In thousands)	2017	2016	2015	2014	2013
Balance, January 1	$9,918	$11,922	$12,065	$13,594	$16,047
Charge-offs:
Commercial real estate	(4,605)	(5,301)	(420)	(485)	(233)
Acquisition and development	(133)	(248)	(1,261)	(2,673)	(2,200)
Commercial and industrial	(37)	(558)	(26)	(266)	(1,066)
Residential mortgage	(361)	(737)	(300)	(847)	(485)
Consumer	(336)	(333)	(307)	(512)	(590)
Total charge-offs	(5,472)	(7,177)	(2,314)	(4,783)	(4,574)
Recoveries:
Commercial real estate	452	90	283	11	1,004
Acquisition and development	255	1,303	382	133	100
Commercial and industrial	1,683	52	26	26	79
Residential mortgage	392	461	217	229	199
Consumer	210	145	209	342	359
Total recoveries	2,992	2,051	1,117	741	1,741
Net credit losses	(2,480)	(5,126)	(1,197)	(4,042)	(2,833)
Provision for loan losses	2,534	3,122	1,054	2,513	380
Balance at end of period	$9,972	$9,918	$11,922	$12,065	$13,594

Allowance for loan losses to loans outstanding (as %)	1.12%	1.11%	1.36%	1.44%	1.68%
Net charge-offs to average loans outstanding during the period (as %)	0.28%	0.57%	0.14%	0.49%	0.34%

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

Allocation of the Allowance for Loan Losses

Table 7

	For the Years Ended December 31,
(In thousands)	2017	% of Total Loans	2016	% of Total Loans	2015	% of Total Loans	2014	% of Total Loans	2013	% of Total Loans
Commercial real estate	$3,699	32%	$3,913	33%	$2,580	32%	$2,424	30%	$4,052	33%
Acquisition and development	1,249	12%	871	12%	4,129	13%	3,912	12%	4,172	13%
Commercial and industrial	869	8%	858	8%	722	8%	1,680	11%	766	8%
Residential mortgage	3,452	45%	3,588	44%	3,785	44%	3,862	44%	4,320	43%
Consumer	203	3%	188	3%	206	3%	187	3%	284	3%
Unallocated	500	0%	500	0%	500	0%	0	0%	0	0%
Total	$9,972	100%	$9,918	100%	$11,922	100%	$12,065	100%	$13,594	100%

[38]

Investment Securities

The following table sets forth the composition of our securities portfolio by major category as of the indicated dates:

Table 8

	At December 31,
	2017			2016			2015
(In thousands)	Amortized Cost	Fair Value (FV)	FV As % of Total	Amortized Cost	Fair Value (FV)	FV As % of Total	Amortized Cost	Fair Value (FV)	FV AS % of Total
Securities Available-for-Sale:
U.S. government agencies	$30,000	$29,256	20%	$25,000	$24,253	17%	$34,079	$33,964	20%
Residential mortgage-backed agencies	0	0	0%	0	0	0%	14,285	14,170	8%
Commercial mortgage-backed agencies	41,771	40,891	28%	52,978	52,222	37%	43,780	43,636	26%
Collateralized mortgage obligations	41,298	40,384	28%	19,953	19,567	14%	9,690	9,610	6%
Obligations of states and political subdivisions	20,772	21,019	14%	23,700	23,704	17%	45,949	46,641	27%
Collateralized debt obligations	19,711	14,920	10%	27,930	20,254	15%	29,287	22,211	13%
Total available for sale	$153,552	$146,470	100%	$149,561	$140,000	100%	$177,070	$170,232	100%
Securities Held to Maturity:
U.S. government agencies	$15,876	$16,323	17%	$15,738	$16,250	17%	$24,704	$25,338	24%
Residential mortgage-backed agencies	47,771	47,442	50%	50,384	50,265	51%	53,734	53,912	51%
Commercial mortgage-backed agencies	17,288	17,518	18%	17,584	17,832	18%	18,078	18,232	17%
Collateralized mortgage obligations	4,187	4,118	4%	4,833	4,684	5%	6,419	6,297	6%
Obligations of states and political subdivisions	8,510	9,945	11%	8,630	8,950	9%	2,625	2,963	2%
Total held to maturity	$93,632	$95,346	100%	$97,169	$97,981	100%	$105,560	$106,742	100%

Total fair value of investment securities available-for-sale at December 31, 2017 increased $6.5 million when compared to December 31, 2016. At December 31, 2017, the securities classified as available-for-sale included a net unrealized loss of $7.1 million, compared to $9.6 million at December 31, 2016, which represents the difference between the fair value and amortized cost of securities in the portfolio and was primarily attributable to the collateralized debt obligations (“CDOs”) in our investment portfolio. On June 1, 2014, management reclassified an amortized cost basis of $107.6 million of available-for-sale securities to held to maturity. The unrealized loss of approximately $4.0 million, at the date of transfer, will continue to be reported in a separate component of shareholders’ equity as accumulated other comprehensive income and will be amortized over the remaining life of the securities as an adjustment of yield in a manner consistent with the amortization of any premium or discount.

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

Approximately $131.6 million of the available-for-sale portfolio was valued using Level 2 pricing and had net unrealized losses of $2.3 million at December 31, 2017. The remaining $14.9 million of the securities available-for-sale represents the entire CDO portfolio, which was valued using significant unobservable inputs, or Level 3 pricing. The $4.8 million in net unrealized losses associated with the CDO portfolio relates to 10 pooled trust preferred securities. Unrealized losses of $3.4 million represent non-credit related OTTI charges on eight of the securities, while $1.4 million of unrealized losses relates to two securities which have no credit related OTTI. The unrealized losses on these securities are primarily attributable to continued depression in the marketability and liquidity associated with CDOs.

[39]

The following table provides a summary of the trust preferred securities in the CDO portfolio and the credit status of the securities as of December 31, 2017.

Level 3 Investment Securities Available for Sale

(Dollars in Thousands)

Investment Description		First United Level 3 Investments				Security Credit Status
Deal	Class	Amortized Cost	Fair Market Value	Unrealized Gain/(Loss)	Lowest Credit Rating	Original Collateral	Deferrals/ Defaults as % of Original Collateral	Performing Collateral	Collateral Support	Collateral Support as % of Performing Collateral	Number of Performing Issuers/Total Issuers
Preferred Term Security XI*	B-1	1,352	996	(356)	C	635,775	13.61%	369,625	(14,688)	-3.97%	42 / 51
Preferred Term Security XVIII*	C	1,953	1,264	(689)	C	676,565	14.83%	310,546	(1,312)	-0.42%	44 / 60
Preferred Term Security XVIII	C	2,799	1,896	(903)	C	676,565	14.83%	310,546	(1,312)	-0.42%	44 / 60
Preferred Term Security XIX*	C	1,801	1,529	(272)	C	700,535	5.71%	500,006	13,337	2.67%	52 / 59
Preferred Term Security XIX*	C	1,072	917	(155)	C	700,535	5.71%	500,006	13,337	2.67%	52 / 59
Preferred Term Security XIX*	C	2,472	2,141	(331)	C	700,535	5.71%	500,006	13,337	2.67%	52 / 59
Preferred Term Security XIX*	C	1,074	917	(157)	C	700,535	5.71%	500,006	13,337	2.67%	52 / 59
Preferred Term Security XXII*	C-1	1,521	1,173	(348)	C	1,386,600	11.97%	914,324	48,292	5.28%	64 / 78
Preferred Term Security XXII*	C-1	3,800	2,933	(867)	C	1,386,600	11.97%	914,324	48,292	5.28%	64 / 78
Preferred Term Security XXIII	C-1	1,867	1,154	(713)	C	1,467,000	15.47%	860,717	61,326	7.12%	84 / 99

Total Level 3 Securities Available for Sale		19,711	14,920	(4,791)

* Security has been deemed other-than-temporarily impaired and loss has been recognized in accordance with ASC Section 320-10-35.

The terms of the debentures underlying trust preferred securities allow the issuer of the debentures to defer interest payments for up to 20 quarters, and, in such case, the terms of the related trust preferred securities require their issuers to contemporaneously defer dividend payments. The issuers of the trust preferred securities in our investment portfolio have defaulted and/or deferred payments, ranging from 5.71% to 15.47% of the total collateral balances underlying the securities. The securities were designed to include structural features that provide investors with credit enhancement or support to provide default protection by subordinated tranches. These features include over-collateralization of the notes or subordination, excess interest or spread which will redirect funds in situations where collateral is insufficient, and a specified order of principal payments. There are securities in our portfolio that are under-collateralized, which does represent additional stress on our tranche. However, in these cases, the terms of the securities require excess interest to be redirected from subordinate tranches as credit support, which provides additional support to our investment.

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

The market for these securities as of December 31, 2017 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive, as no new CDOs have been issued since 2007. There are currently very few market participants who are willing to effect transactions in these securities. The market values for these securities, or any securities other than those issued or guaranteed by the U.S. Department of the Treasury (the “Treasury”), are very depressed relative to historical levels. Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue. Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (i) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at December 31, 2017, (ii) an income valuation approach technique (i.e. present value) that maximizes the use of relevant unobservable inputs and minimizes the use of observable inputs will be equally or more representative of fair value than a market approach, and (iii) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

[40]

Management utilizes an independent third party to prepare both the evaluations of OTTI and the fair value determinations for the CDO portfolio.  Management does not believe that there were any material differences in the OTTI evaluations and pricing between December 31, 2016 and December 31, 2017.

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

Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that no additional credit-related OTTI was required during 2017.

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

On January 14, 2014, the federal banking agencies adopted a final interim rule that exempts CDOs from the scope of the Volcker Rule if they were issued in offerings in which, among other things, the proceeds were used primarily to purchase securities issued by depository institutions and their affiliates. In connection with that final interim rule, the agencies published a non-exclusive list of exempt offerings. All of the CDOs held at December 31, 2017 are exempt.

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

[41]

Table 9 sets forth the contractual or estimated maturities of the components of our securities portfolio as of December 31, 2017 and the weighted average yields on a tax-equivalent basis.

Investment Security Maturities, Yields, and Fair Values at December 31, 2017

Table 9

(In thousands)	Within 1 Year	1 Year To 5 Years	5 Years To 10 Years	Over 10 Years	Total Fair Value
Securities Available-for-Sale:
U.S. government agencies	$0	$14,758	$14,498	$0	$29,256
Commercial mortgage-backed agencies	0	40,891	0	0	40,891
Collateralized mortgage obligations	551	25,203	14,630	0	40,384
Obligations of states and political subdivisions	452	2,757	7,765	10,045	21,019
Collateralized debt obligations	0	0	0	14,920	14,920
Total available for sale	$1,003	$83,609	$36,893	$24,965	$146,470

Percentage of total	0.68%	57.08%	25.19%	17.05%	100.00%
Weighted average yield	3.27%	2.36%	2.58%	4.49%	2.79%

Held to Maturity:
U.S. government agencies	$0	$8,503	$7,820	$0	$16,323
Residential mortgage-backed agencies	1,586	14,840	13,434	17,582	47,442
Commercial mortgage-backed agencies	0	10,886	6,632	0	17,518
Collateralized mortgage obligations	0	0	0	4,118	4,118
Obligations of states and political subdivisions	0	0	0	9,945	9,945
Total held to maturity	$1,586	$34,229	$27,886	$31,645	$95,346

Percentage of total	1.66%	35.90%	29.25%	33.19%	100.00%
Weighted average yield	-0.76%	1.70%	3.09%	3.60%	2.69%

The weighted average yield was calculated using historical cost balances and does not give effect to changes in fair value. The negative weighted average yield was due to increased paydowns on mortgage-backed securities which impacted their factors and three-month conditional prepayment rate (“CPR”). At December 31, 2017, we did not hold any securities in the name of any one issuer exceeding 10% of shareholders’ equity.

[42]

Deposits

Table 10 sets forth the actual and average deposit balances by major category for 2017, 2016 and 2015:

Deposit Balances

Table 10

		2017			2016			2015
(In thousands)	Actual Balance	Average Balance	Average Yield	Actual Balance	Average Balance	Average Yield	Actual Balance	Average Balance	Average Yield
Non-interest-bearing demand deposits	$249,593	$237,578	0.00%	$219,158	$209,948	0.00%	$204,569	$204,453	0.00%
Interest-bearing deposits:
Demand	174,714	171,697	0.07%	172,071	176,049	0.08%	176,084	149,214	0.07%
Money Market:
Retail	156,159	160,923	0.21%	161,812	163,021	0.15%	160,597	203,214	0.23%
Brokered/ICS	67,014	60,402	0.21%	70,425	71,054	0.15%	62,197	6,895	0.20%
Savings deposits	157,783	156,538	0.11%	149,653	147,428	0.11%	140,772	136,946	0.16%
Time deposits less than $100K:
Retail	107,238	114,078	0.98%	116,651	123,751	1.00%	129,324	141,738	1.22%
Brokered/CDARS	358	425	0.28%	520	378	0.10%	434	450	0.16%
Time deposits $100K or more:
Retail	124,488	117,460	1.17%	120,341	117,641	1.04%	122,123	128,928	1.22%
Brokered/CDARS	2,043	2,730	0.64%	3,598	2,612	0.15%	2,694	3,651	0.16%
Total Deposits	$1,039,390	$1,021,831		$1,014,229	$1,011,882		$998,794	$975,489

Total deposits increased $25.2 million at December 31, 2017 when compared to December 31, 2016. During 2017, we continued to see increases in core deposits and reductions in certificates of deposit. Non-interest bearing deposits increased $30.4 million due to building new relationships with both consumer and commercial customers as well as increased balances on existing accounts. Traditional savings accounts increased $8.1 million as we continued to see growth in our Prime Saver product. Total demand deposits increased $2.6 million and total money market accounts decreased $9.1 million due to decreased balances in our ICS money market account relating to the re-allocation of cash in our trust accounts. Time deposits less than $100,000 declined $9.6 million and time deposits greater than $100,000 increased $2.6 million.

The following table sets forth the maturities of time deposits of $100,000 or more:

Maturity of Time Deposits of $100,000 or More

Table 11

(In thousands)	December 31, 2017
Maturities
3 Months or Less	$15,936
3-6 Months	22,518
6-12 Months	17,042
Over 1 Year	71,035
Total	$126,531

[43]

Borrowed Funds

The following shows the composition of our borrowings at December 31:

(In thousands)	2017	2016	2015
Securities sold under agreements to repurchase	$48,845	$36,000	$35,828
Total short-term borrowings	$48,845	$36,000	$35,828

Long-term FHLB advances	$90,000	$90,007	$105,807
Junior subordinated debentures	30,929	41,730	41,730
Total long-term borrowings	$120,929	$131,737	$147,537

Total borrowings	$169,774	$167,737	$183,365

Average balance (from Table 1)	$160,732	$177,322	$200,741

The following is a summary of short-term borrowings at December 31 with original maturities of less than one year:

(Dollars in thousands)	2017	2016	2015

Securities sold under agreements to repurchase:
Outstanding at end of year	$48,845	$36,000	$35,828
Weighted average interest rate at year end	0.15%	0.16%	0.16%
Maximum amount outstanding as of any month end	$58,438	$39,456	$47,131
Average amount outstanding	37,326	30,899	35,908
Approximate weighted average rate during the year	0.19%	0.19%	0.16%

Total borrowings increased slightly by $2.0 million, or 8.2%, in 2017 when compared to 2016, while the average balance of borrowings decreased by $16.6 million during the same period. The increase in borrowings was due to a $12.8 million increase in the balances of municipal accounts established through our Treasury Management product, offset by a decrease in long-term borrowings of $10.8 due to the repayment of $10.8 million in TPS Debentures held by Trust III in March 2017.

Total borrowings decreased by $15.6 million, or 8.5%, in 2016 when compared to 2015, and the average balance of borrowings decreased by $23.4 million during the same period. These decreases resulted from a $15.8 million decrease in long-term borrowings due primarily to the repayment of a $15.0 million FHLB advance in December 2016. Short-term borrowings increased $.2 million due to a slight increase in our Treasury Management product.

Management will continue to closely monitor interest rates within the context of its overall asset-liability management process. See the discussion under the heading “Interest Rate Sensitivity” in this Item 7 for further information on this topic.

As of December 31, 2017, we had additional borrowing capacity with the FHLB totaling $86.2 million, an additional $75.0 million of unused lines of credit with various financial institutions, $7.0 million of an unused secured line of credit with the Federal Reserve Bank and approximately $103.9 million available through wholesale money market funds. See Note 12 to the Consolidated Financial Statements presented elsewhere in this annual report for further details about our borrowings and additional borrowing capacity, which is incorporated herein by reference.

Off-Balance Sheet Arrangements

In the normal course of business, to meet the financing needs of its customers, the Bank is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit, lines of credit, and standby letters of credit. Our exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of the instruments. The credit risks inherent in loan commitments and letters of credit are essentially the same as those involved in extending loans to customers, and these arrangements are subject to our normal credit policies. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. We generally require collateral or other security to support the financial instruments with credit risk. The amount of collateral or other security is determined based on management’s credit evaluation of the counterparty. We evaluate each customer’s creditworthiness on a case-by-case basis.

[44]

Loan commitments and letters of credit totaled $126.7 million and $2.6 million, respectively, at December 31, 2017. Management does not believe that any of the foregoing arrangements have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. We are not a party to any other off-balance sheet arrangements. See Note 22 to the Consolidated Financial Statements presented elsewhere in this annual report for additional information on these arrangements.

Capital Resources

We require capital to fund loans, satisfy our obligations under the Bank’s letters of credit, meet the deposit withdraw demands of the Bank’s customers, and satisfy our other monetary obligations. To the extent that deposits are not adequate to fund our capital requirements, we can rely on the funding sources identified below under the heading “Liquidity Management”. At December 31, 2017, the Bank had $75.0 million available through unsecured lines of credit with correspondent banks, $7.0 million available through a secured line of credit with the Fed Discount Window and approximately $86.2 million available through the FHLB. Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our ability to meet our future capital requirements.

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

[45]

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

In October 2017, the federal banking agencies proposed revisions that would simplify compliance with certain aspects of capital rules. A majority of the proposed simplifications would apply solely to banking organizations that are not subject to the advanced approaches capital rule. The proposed rules simplify application of regulatory capital treatment for mortgage servicing assets, certain deferred tax assets arising from temporary differences, investments in the capital of unconsolidated financial institutions, and capital issued by a consolidated subsidiary of a banking organization and held by third parties (minority interest), and; revisions to the treatment of certain acquisition, development, or construction exposures. In addition, the federal banking agencies have deferred the final phase-in and increased risk-weighting associated with CET1 deductions indefinitely for non-advanced approaches banks.

At December 31, 2017, the Corporation’s total risk-based capital ratio was 15.98% and the Bank’s total risk-based capital ratio was 15.58%, both of which were well above the regulatory minimum of 8%. The total risk-based capital ratios of the Corporation and the Bank at December 31, 2016 were 16.71% and 16.70%, respectively. The decrease for the Corporation in 2017 was primarily due to the repayment of $20.0 million of Series A Preferred Stock, offset by the effect of current period net income.

At the Bank level, the ratios decreased from December 31, 2016 to December 31, 2017 because of the Bank’s dividends to the Holding Company for the repayment of the $10.8 million Trust III and the remaining $20.0 million of Series A Preferred Stock, offset by current period earnings for 2017.

As of December 31, 2017, the most recent notification from the regulators categorizes the Corporation and the Bank as “well capitalized” under the regulatory framework for prompt corrective action. See Note 4 to the Consolidated Financial Statements presented elsewhere in this annual report for additional information regarding regulatory capital ratios.

Liquidity Management

Liquidity is a financial institution’s capability to meet customer demands for deposit withdrawals while funding all credit-worthy loans. The factors that determine the institution’s liquidity are:

•	Reliability and stability of core deposits;
•	Cash flow structure and pledging status of investments; and
•	Potential for unexpected loan demand.

We actively manage our liquidity position through meetings of a sub-committee of executive management, which looks forward 12 months at 30-day intervals. The measurement is based upon the projection of funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth. Monthly reviews by management and quarterly reviews by the Asset and Liability Committee under prescribed policies and procedures are designed to ensure that we will maintain adequate levels of available funds.

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

[46]

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

As of December 31, 2017, we were asset sensitive.

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

NII modeling allows management to view how changes in interest rates will affect the spread between the yield earned on assets and the cost of deposits and borrowed funds. Unlike traditional Gap modeling, NII modeling takes into account the different degree to which installments in the same repricing period will adjust to a change in interest rates. It also allows the use of different assumptions in a falling versus a rising rate environment. The period considered by the NII modeling is the next eight quarters.

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

Based on the simulation analysis performed at December 31, 2017 and 2016, management estimated the following changes in net interest income, assuming the indicated rate changes:

[47]

(Dollars in thousands)	2017	2016
+400 basis points	$(371)	$4,569
+300 basis points	$(30)	$3,617
+200 basis points	$261	$2,623
+100 basis points	$387	$1,501
-100 basis points	$(3,003)	$(3,175)

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

[49]

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

First United Corporation

Oakland, Maryland

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statement of financial condition of First United Corporation and Subsidiaries (the “Corporation”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Corporation’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

Basis for Opinion

The Corporation’s management is responsible for these consolidated financial statements, for maintaining effective control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s consolidated financial statements and an opinion on the Corporation’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

[50]

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Baker Tilly Virchow Krause, LLP

Pittsburgh, Pennsylvania

We have served as the Corporation’s auditor since 2006.

March 9, 2018

[51]

First United Corporation and Subsidiaries

Consolidated Statement of Financial Condition

(In thousands, except per share amounts)

	December 31,
	2017	2016
Assets
Cash and due from banks	$82,273	$60,707
Interest bearing deposits in banks	1,479	2,603
Cash and cash equivalents	83,752	63,310
Investment securities – available-for-sale (at fair value)	146,470	140,000
Investment securities – held to maturity (fair value of $95,346 at
December 31, 2017 and $97,981 at December 31, 2016)	93,632	97,169
Restricted investment in bank stock, at cost	5,204	5,209
Loans	892,518	891,926
Allowance for loan losses	(9,972)	(9,918)
Net loans	882,546	882,008
Premises and equipment, net	30,881	27,160
Goodwill	11,004	11,004
Bank owned life insurance	42,155	40,968
Deferred tax assets	9,252	19,337
Other real estate owned	10,141	10,910
Accrued interest receivable and other assets	25,802	21,115
Total Assets	$1,340,839	$1,318,190

Liabilities and Shareholders’ Equity
Liabilities:
Non-interest bearing deposits	$249,593	$219,158
Interest bearing deposits	789,797	795,071
Total deposits	1,039,390	1,014,229

Short-term borrowings	48,845	36,000
Long-term borrowings	120,929	131,737
Accrued interest payable and other liabilities	23,285	22,526
Total Liabilities	1,232,449	1,204,492

Shareholders’ Equity:
Preferred stock – no par value; Authorized 2,000,000 shares of which 30,000 shares of Series A, $1,000 per share liquidation preference, 9% cumulative; issued and outstanding 0 shares at December 31, 2017 and 20,000 shares at December 31, 2016	0	20,000

Common Stock – par value $.01 per share; Authorized 25,000,000 shares; issued and outstanding 7,067,425 shares at December 31, 2017 and 6,269,004 shares at December 31, 2016	71	63
Surplus	31,553	22,178
Retained earnings	101,359	92,922
Accumulated other comprehensive loss	(24,593)	(21,465)
Total Shareholders’ Equity	108,390	113,698
Total Liabilities and Shareholders’ Equity	$1,340,839	$1,318,190

See notes to consolidated financial statements

[52]

First United Corporation and Subsidiaries

Consolidated Statement of Income

(In thousands, except per share data)

	Year ended December 31,
	2017	2016
Interest income
Interest and fees on loans	$39,635	$38,948
Interest on investment securities
Taxable	5,554	5,611
Exempt from federal income tax	925	869
Total investment income	6,479	6,480
Other	835	435
Total interest income	46,949	45,863
Interest expense
Interest on deposits	3,291	3,150
Interest on short-term borrowings	73	60
Interest on long-term borrowings	4,007	5,013
Total interest expense	7,371	8,223
Net interest income	39,578	37,640
Provision for loan losses	2,534	3,122
Net interest income after provision for loan losses	37,044	34,518
Other operating income
Net gains	29	526
Service charges	3,145	3,281
Trust department	6,246	5,837
Debit card income	2,337	2,112
Bank owned life insurance	1,187	1,426
Brokerage commissions	872	849
Other	472	622
Total other income	14,259	14,127
Total other operating income	14,288	14,653
Other operating expenses
Salaries and employee benefits	22,391	20,595
FDIC premiums	634	940
Equipment	2,610	2,437
Occupancy	2,496	2,499
Data processing	3,339	3,065
Professional services	985	1,127
Other real estate owned expenses	190	802
Contract labor	683	718
Line rentals	663	615
Other	5,127	6,309
Total other operating expenses	39,118	39,107
Income before income tax expense	12,214	10,064
Provision for income tax expense (includes $3,226 from tax reform impact)	6,945	2,783
Net Income	5,269	7,281
Accumulated preferred stock dividends	(1,215)	(2,025)
Net Income Available to Common Shareholders	$4,054	$5,256
Basic and diluted net income per common share	$0.58	$0.84
Weighted average number of basic and diluted shares outstanding	6,932	6,264

See notes to consolidated financial statements

[53]

First United Corporation and Subsidiaries

Consolidated Statement of Comprehensive Income

(In thousands)

	Year Ended
	December 31,
Comprehensive Income	2017	2016
Net Income	$5,269	$7,281

Other comprehensive (loss)/income, net of tax and reclassification adjustments:

Net unrealized losses on investments with OTTI	(90)	(426)

Net unrealized gains/(losses) on all other AFS securities	674	(1,194)

Net unrealized gains on HTM securities	253	617

Net unrealized gains on cash flow hedges	59	461

Net unrealized gains/(losses) on pension plan liability	336	(1,569)

Net unrealized gains/(losses) on SERP liability	23	(410)

Other comprehensive income/(loss), net of tax	1,255	(2,521)

Comprehensive Income	$6,524	$4,760

See notes to consolidated financial statements

[54]

First United Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Total Shareholders' Equity
Balance at January 1, 2016	$30,000	$63	$21,986	$87,666	$(18,944)	$120,771

Net income				7,281		7,281
Other comprehensive loss, net of tax					(2,521)	(2,521)
Stock based compensation			192			192
Preferred stock redemption	(10,000)					(10,000)
Preferred stock dividends paid				(2,025)		(2,025)

Balance at December 31, 2016	20,000	63	22,178	92,922	(21,465)	113,698

Net income				5,269		5,269
Other comprehensive income, net of tax					1,255	1,255
Stock based compensation			192			192
Common Stock Issued		8	9,183			9,191
Preferred stock redemption	(20,000)					(20,000)
Reclassification of certain tax effects				4,383	(4,383)	0
Preferred stock dividends paid				(1,215)		(1,215)

Balance at December 31, 2017	$0	$71	$31,553	$101,359	$(24,593)	$108,390

See notes to consolidated financial statements

[55]

First United Corporation and Subsidiaries

Consolidated Statement of Cash Flows

(In thousands)

	Year ended December 31,
	2017	2016
Operating activities
Net income	$5,269	$7,281
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,534	3,122
Depreciation	1,898	1,693
Stock compensation	192	192
Gain on sales of other real estate owned	(645)	(189)
Write-downs of other real estate owned	398	486
Origination of loans held for sale	(10,049)	(9,024)
Proceeds from sales of loans held for sale	9,973	8,838
Gain on sales of loans held for sale	(75)	(95)
(Gain)/loss on disposal of fixed assets	(3)	9
Net amortization of investment securities discounts and premiums- AFS	148	365
Net amortization of investment securities discounts and premiums- HTM	111	142
Net loss/(gain) on sales of investment securities – available-for-sale	49	(440)
Amortization of deferred loan fees	(622)	(494)
Increase in accrued interest receivable and other assets	(7,848)	(5,472)
Deferred tax expense	9,257	2,117
Increase in accrued interest payable and other liabilities	3,524	4,388
Earnings on bank owned life insurance	(1,187)	(1,426)
Net cash provided by operating activities	12,924	11,493

Investing activities
Proceeds from maturities/calls of investment securities available-for-sale	17,878	38,387
Proceeds from maturities/calls of investment securities held-to-maturity	7,614	19,334
Proceeds from sales of investment securities available-for-sale	18,530	43,782
Purchases of investment securities available-for-sale	(40,596)	(54,585)
Purchases of investment securities held-to-maturity	(4,188)	(11,085)
Proceeds from sales of other real estate owned	3,076	2,614
Proceeds from disposal of fixed assets	945	260
Proceeds from BOLI death benefit	0	608
Net decrease in FHLB stock	5	695
Net increase in loans	(4,359)	(24,192)
Purchases of premises and equipment	(6,561)	(3,924)
Net cash (used in)/provided by investing activities	(7,656)	11,894

Financing activities
Net increase in deposits	25,161	15,435
Preferred stock dividends paid	(1,215)	(2,025)
Preferred stock redemption	(20,000)	(10,000)
Proceeds from issuance of common stock	9,191	0
Net increase in short-term borrowings	12,845	172
Payments on long-term borrowings	(10,808)	(15,800)
Net cash provided by/(used in) financing activities	15,174	(12,218)
Increase in cash and cash equivalents	20,442	11,169
Cash and cash equivalents at beginning of the year	63,310	52,141
Cash and cash equivalents at end of period	$83,752	$63,310

Supplemental information
Interest paid	$7,298	$8,321
Taxes paid	$175	$540
Non-cash investing activities:
Transfers from loans to other real estate owned	$2,060	$6,938

See notes to consolidated financial statements

[56]

First United Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Business

First United Corporation is a Maryland corporation chartered in 1985 and a bank holding company registered under the federal Bank Holding Company Act of 1956, as amended. First United Corporation’s primary business is serving as the parent company of First United Bank & Trust, a Maryland trust company with commercial banking powers (the “Bank”), First United Statutory Trust I, a Connecticut statutory business trust (“Trust I”), First United Statutory Trust II, a Connecticut statutory business trust (“Trust II” and together with Trust I, the “Trusts”), and First United Statutory Trust III, a Delaware statutory business trust (“Trust III”). Trust I, Trust II and Trust III were formed for the purpose of selling trust preferred securities that qualified as Tier 1 capital. The Bank has four wholly-owned subsidiaries: OakFirst Loan Center, Inc., a West Virginia finance company; OakFirst Loan Center, LLC, a Maryland finance company (collectively, the “OakFirst Loan Centers”); First OREO Trust, a Maryland statutory trust; and FUBT OREO I, LLC, a Maryland limited liability company. The OakFirst Loan Centers are engaged in the consumer finance business, and First OREO Trust and FUBT OREO I, LLC were formed for the purposes of holding, servicing and disposing of the real estate that the Bank acquires through foreclosure or by deed in lieu of foreclosure. The Bank also owns 99.9% of the limited partnership interests in Liberty Mews Limited Partnership, a Maryland limited partnership formed for the purpose of acquiring, developing and operating low-income housing units in Garrett County, Maryland (“Liberty Mews”).

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

The Corporation has evaluated events and transactions occurring subsequent to the statement of financial condition date of December 31, 2017 for items that should potentially be recognized or disclosed in these financial statements as prescribed by ASC Topic 855, Subsequent Events.

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

[57]

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

Significant Concentrations of Credit Risk

Most of the Corporation’s relationships are with customers located in Western Maryland and Northeastern West Virginia. At December 31, 2017, approximately 12%, or $110.5 million, of total loans were secured by real estate acquisition, construction and development projects, with $109.5 million performing according to their contractual terms and $1.0 million considered to be impaired based on management’s concerns about the borrowers’ ability to comply with present repayment terms. Of the $1.0 million in impaired loans, $.8 million were classified as troubled debt restructurings (“TDRs”) performing in accordance with their modified terms, and $.2 million were classified as non-performing loans at December 31, 2017. Additionally, loans collateralized by commercial rental properties represented 19% of the total loan portfolio as of December 31, 2017. Note 6 discusses the types of securities in which the Corporation invests and Note 7 discusses the Corporation’s lending activities.

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

Management evaluates the restricted stock for impairment in accordance with ASC Industry Topic 942, Financial Services – Depository and Lending, (942-325-35). Management’s evaluation of potential impairment is based on its assessment of the ultimate recoverability of the cost of the restricted stock rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability is influenced by criteria such as (i) the significance of the decline in net assets of the issuing bank as compared to the capital stock amount for that bank and the length of time this situation has persisted, (ii) commitments by the issuing bank to make payments required by law or regulation and the level of such payments in relation to the operating performance of that bank, and (iii) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the issuing bank. Management has evaluated the restricted stock for impairment and believes that no impairment charge is necessary as of December 31, 2017 or 2016.

The Corporation recognizes dividends on a cash basis. For the years ended December 31, 2017 and December 31, 2016, dividends of $251,709 and $269,694 respectively, were recorded in other operating income.

[58]

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

The Corporation maintains an ALL on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is determined utilizing a methodology that is similar to that used to determine the ALL, modified to take into account the probability of a draw down on the commitment. This allowance is reported as a liability on the balance sheet within accrued interest payable and other liabilities. The balance in the liability account was $64,688 at December 31, 2017 and $61,174 at December 31, 2016.

[59]

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

Other Real Estate Owned (“OREO”)

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

Statement of Cash Flows

Cash and cash equivalents are defined as cash and due from banks and interest-bearing deposits in banks in the Consolidated Statement of Cash Flows.

[60]

Trust Assets and Income

Assets held in an agency or fiduciary capacity are not the Bank’s assets and, accordingly, are not included in the Consolidated Statement of Financial Condition. Income from the Bank’s trust department represents fees charged to customers.

Business Segments

The Corporation operates in one segment, community banking, as defined by ASC Topic 280, Segment Reporting. The Corporation in its entirety is managed and evaluated on an ongoing basis by First United Corporation’s Board of Directors and executive management, with no division or subsidiary receiving separate analysis regarding performance or resource allocation.

Equity Compensation Plan

At the 2007 Annual Meeting of Shareholders, First United Corporation’s shareholders approved the First United Corporation Omnibus Equity Compensation Plan (the “Omnibus Plan”), which authorized the issuance of up to 185,000 shares of common stock pursuant to the grant of stock options, stock appreciation rights, stock awards, stock units, performance units, dividend equivalents, and other stock-based awards to employees or directors. The Omnibus Plan expired by its terms in the second quarter of 2017.

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

Stock-based awards were made to non-employee directors in the second quarter of 2017 pursuant to First United Corporation’s director compensation policy. Each director received an annual retainer of 1,000 shares of First United Corporation common stock, plus $10,000 that was paid, at the director’s election, in cash or additional shares of common stock. In 2017 and 2016, a total of 14,795 and 14,384, respectively, fully-vested shares of common stock were issued to directors, which had a fair market value of $14.48 and $10.34 per share, respectively. Director stock compensation expense was $192,398 for the year ended December 31, 2017 and $147,006 for the year ended December 31, 2016.

In January 2015, a one-time stock grant was awarded to one executive officer in the amount of 4,845 shares at a fair market value of $8.63. In February 2015, a one-time stock grant was awarded to one executive officer in the amount of 5,387 shares at a fair market value of $8.76. These shares had a two-year vesting period. Executive stock compensation expense related to these awards was $45,527 for the year ended December 31, 2016. There was no executive stock compensation expense remaining at December 31, 2016.

Stock Repurchases

Under the Maryland General Corporation Law, shares of capital stock that are repurchased are cancelled and treated as authorized but unissued shares. When a share of capital stock is repurchased, the payment of the repurchase price reduces stated capital by the par value of that share (currently, $0.01 for common stock and $0.00 for preferred stock), and any excess over par value reduces capital surplus. There were no stock repurchases in 2017 and 2016.

Adoption of New Accounting Standards and Effects of New Accounting Pronouncements

In February 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220). ASU 2018-02 is an amendment to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. ASU 2018-02 is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption of the amendment in this update is permitted, including adoption in any interim period. The Corporation elected to early adopt the standard effective December 31, 2017. Deferred tax assets within Accumulated Other Comprehensive Loss (“AOCL”) of $4.4 million were reclassified to retained earnings within the consolidated statement of changes in shareholders’ equity in 2017.

[61]

In January 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-01, Leases (Topic 842). This update is to provide improvements of transparency and comparability by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing transactions. This update also provides an optional practical expedient that affects entities with land easements that existed or expired before an entity’s adoption of Topic 842, provided that the entity does not account for those land easements as leases under Topic 840. ASU 2018-01 amendments affect the amendments in ASU 2016-02, which are not yet effective. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in ASU 2016-02. The Corporation is evaluating the provisions of ASU 2018-01 but believes that its adoption will not have a material impact on the Corporation’s financial condition or results of operations.

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

[62]

In June 2016, the FASB issued ASU 2016-13, Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchases financial assets with credit deterioration since their origination. The new model referred to as current expected credit losses model, will apply to: (a) financial assets subject to credit losses and measured at amortized cost, and (b) certain off-balance sheet credit exposures. This includes loans, held to maturity debt securities, loan commitments, financial guarantees and net investments in leases as well as reinsurance and trade receivables. The estimate of expected credit losses should consider historical information, current information, and supportable forecasts, including estimates of prepayments. ASU 2016-13 is effective for public business entities for annual periods beginning after December 15, 2019, and interim periods within those annual periods, and for all other entities for annual periods beginning after December 15, 2020 and interim periods within annual periods beginning after December 15, 2018 with early adoption permitted. Management currently intends to adopt the guidance on January 1, 2020 and is assessing the impact of this guidance on the Corporation’s financial condition and results of operations. Management has formed a focus group consisting of multiple members from areas including credit, finance, and information systems. The focus group is evaluating the requirements of the new standard and the impact it will have on our processes. The Corporation is in the process of determining the impact on the Corporation’s financial condition or results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 is intended to improve financial reporting about leasing transactions by requiring organizations that lease assets – referred to as “lessees” – to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under the new guidance, a lessee will be required to recognize assets and liabilities related to certain operating leases on the balance sheet. The amendments will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 applies to all public business entities for annual and interim periods after December 15, 2018, and for all other entities for annual periods beginning after December 15, 2019 and interim periods beginning after December 15, 2020 with early adoption permitted. Management is currently assessing the impact of the new guidance but expects to report higher assets and liabilities as a result of including additional leases on the consolidated statement of financial condition.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which establishes a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries. ASU 2014-09 specifies that an entity shall recognize revenue when, or as, the entity satisfies a performance obligation by transferring a promised good or service (i.e. an asset) to a customer. An asset is transferred when, or as, the customer obtains control of the asset. Entities are required to disclose qualitative and quantitative information on the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for us on January 1, 2018. We have elected to implement using the modified retrospective application, with the cumulative effect recorded as an adjustment to opening retained earnings at January 1, 2018. Financial instruments which are the sources of the majority of our operating revenue are excluded from the scope of this amended guidance, which includes interest income and securities gains/losses. The following revenue streams were identified to be in scope of ASC 606: Wealth Management, includes trust and brokerage services, service charges on deposit accounts, and interchange fee income – debit card income.  The Company adopted ASU 2014-09 on January 1, 2018 and did not identify any significant changes in the timing of revenue recognition when considering the amended accounting guidance. The Company will have additional disclosures beginning in the first quarter of 2018 as required by the guidance.

[63]

2.	Earnings Per Common Share

Basic earnings per common share is derived by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents. Diluted earnings per share is derived by dividing net income available to common shareholders by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents. There were no common stock equivalents at December 31, 2017 or December 31, 2016.

The following table sets forth the calculation of basic and diluted earnings per common share for the years ended December 31, 2017 and 2016:

	2017			2016
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Income	Shares	Amount
Basic and Diluted Earnings Per Share:
Net income	$5,269			$7,281
Preferred stock dividends paid	(1,215)			(2,025)

Net income available to common shareholders	$4,054	6,932	$0.58	$5,256	6,264	$0.84

3.	Net Gains

The following table summarizes the gain/(loss) activity for the years ended December 31, 2017 and 2016:

(in thousands)	2017	2016
Net gains/(losses):
Available-for-sale securities:
Realized gains	$52	$688
Realized losses	(101)	(248)
Gain on sale of consumer loans	75	95
Gain/(loss) on disposal of fixed assets	3	(9)
Net gains	$29	$526

4.	Regulatory Capital Requirements

We require capital to fund loans, satisfy our obligations under the Bank’s letters of credit, meet the deposit withdrawal demands of the Bank’s customers, and satisfy our other monetary obligations. To the extent that deposits are not adequate to fund our capital requirements, we can rely on a number of funding sources, including an unsecured Fed Funds lines of credit with upstream correspondent banks; secured advances with the FHLB of Atlanta, which are collateralized by eligible one to four family residential mortgage loans, home equity lines of credit, commercial real estate loans, and various securities. Cash may also be pledged as collateral. In addition, First United Corporation has a secured line of credit with the Fed Discount Window for use in borrowing funds up to 90 days, using municipal securities as collateral; brokered deposits, including CDs and money market funds; and One Way Buy CDARS/ ICS funding, which is a form of brokered deposits that has become a viable supplement to brokered deposits obtained directly. At December 31, 2017, the Bank had $75.0 million available through unsecured lines of credit with correspondent banks, $7.0 million through a secured line of credit with the Fed Discount Window and approximately $86.2 million at the FHLB. Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our ability to meet our future capital requirements.

[64]

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017
Total Capital (to risk-weighted assets)
Consolidated	$158,108	15.98%	$78,954	8.00%	$98,693	10.00%
First United Bank & Trust	145,921	15.58%	74,739	8.00%	93,424	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated	148,072	14.97%	59,216	6.00%	78,954	8.00%
First United Bank & Trust	135,885	14.51%	56,054	6.00%	74,739	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated	124,064	12.54%	44,412	4.50%	64,150	6.50%
First United Bank & Trust	135,885	14.51%	42,041	4.50%	60,726	6.50%
Tier 1 Capital (to average assets)
Consolidated	148,072	11.00%	53,646	4.00%	67,058	5.00%
First United Bank & Trust	135,885	10.21%	52,801	4.00%	66,001	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016
Total Capital (to risk-weighted assets)
Consolidated	$164,081	16.71%	$78,577	8.00%	$98,221	10.00%
First United Bank & Trust	155,992	16.70%	74,733	8.00%	93,416	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated	145,008	14.76%	58,933	6.00%	78,577	8.00%
First United Bank & Trust	146,013	15.63%	56,050	6.00%	74,733	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated	105,523	10.74%	44,200	4.50%	63,844	6.50%
First United Bank & Trust	146,013	15.63%	42,037	4.50%	60,721	6.50%
Tier 1 Capital (to average assets)
Consolidated	145,008	10.95%	53,124	4.00%	66,404	5.00%
First United Bank & Trust	146,013	11.11%	52,321	4.00%	65,401	5.00%

As of December 31, 2017 and 2016, the most recent notifications from the regulators categorized First United Corporation and the Bank as “well capitalized” under the regulatory framework for prompt corrective action. On a consolidated basis, there was a slight decline in the capital ratios when comparing December 31, 2017 to December 31, 2016, due primarily to the repayment of $20.0 million of its outstanding Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) in 2017. The consolidated total risk-based capital ratios include $30.9 million of First United Corporation’s junior subordinated debentures (“TPS Debentures”) which qualified as Tier 1 capital at December 31, 2017 under guidance issued by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).

[65]

At the Bank level, the ratios also decreased when comparing December 31, 2017 to December 31, 2016 due to the dividend of $20.0 million from the Bank to the Holding Company for the repayment of the $20.0 million of Series A Preferred Stock. At December 31, 2017, we were in compliance with the requirements.

First United Corporation’s Board of Directors suspended the payment of dividends on the common stock in December 2010.

5.	Cash and Cash Equivalents

Cash and due from banks, which represents vault cash in the retail offices and invested cash balances at the Federal Reserve, is carried at fair value.

(in thousands)	December 31, 2017	December 31, 2016
Cash and due from banks, weighted average interest rate of 0.82% (at December 31, 2017)	$82,273	$60,707

Interest bearing deposits in banks, which represent funds invested at a correspondent bank, are carried at fair value and, as of December 31, 2017 and 2016, consisted of daily funds invested at the FHLB of Atlanta, and M&T Bank (“M&T”).

(in thousands)	December 31, 2017	December 31, 2016
FHLB daily investments, interest rate of 1.24% (at December 31, 2017)	$464	$1,590
M&T daily investments, interest rate of 0.15% (at December 31, 2017)	1,015	1,013
	$1,479	$2,603

[66]

6.	Investment Securities

The following table shows a comparison of amortized cost and fair values of investment securities at December 31, 2017 and 2016:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCL
December 31, 2017
Available for Sale:
U.S. government agencies	$30,000	$0	744	$29,256	$0
Commercial mortgage-backed agencies	41,771	0	880	40,891	0
Collateralized mortgage obligations	41,298	2	916	40,384	0
Obligations of states and political subdivisions	20,772	365	118	21,019	0
Collateralized debt obligations	19,711	0	4,791	14,920	(3,389)
Total available for sale	$153,552	$367	$7,449	$146,470	$(3,389)
Held to Maturity:
U.S. government agencies	$15,876	$447	$0	$16,323	$0
Residential mortgage-backed agencies	47,771	94	423	47,442	0
Commercial mortgage-backed agencies	17,288	236	6	17,518	0
Collateralized mortgage obligations	4,187	0	69	4,118	0
Obligations of states and political subdivisions	8,510	1,443	8	9,945	0
Total held to maturity	$93,632	$2,220	$506	$95,346	$0

December 31, 2016
Available for Sale:
U.S. government agencies	$25,000	$0	$747	$24,253	$0
Commercial mortgage-backed agencies	52,978	1	757	52,222	0
Collateralized mortgage obligations	19,953	13	399	19,567	0
Obligations of states and political subdivisions	23,700	255	251	23,704	0
Collateralized debt obligations	27,930	0	7,676	20,254	(3,961)
Total available for sale	$149,561	$269	$9,830	$140,000	(3,961)
Held to Maturity:
U.S. government agencies	$15,738	$512	$0	$16,250	$0
Residential mortgage-backed agencies	50,384	160	279	50,265	0
Commercial mortgage-backed agencies	17,584	248	0	17,832	0
Collateralized mortgage obligations	4,833	0	149	4,684	0
Obligations of states and political subdivisions	8,630	490	170	8,950	0
Total held to maturity	$97,169	$1,410	$598	$97,981	$0

[67]

Proceeds from sales of available-for-sale securities and the realized gains and losses for the years ended December 31, 2017 and 2016 are as follows:

(in thousands)	2017	2016
Proceeds	$18,530	$43,782
Realized gains	52	688
Realized losses	101	248

The following table shows the Corporation’s securities with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized position, at December 31, 2017 and 2016:

	Less than 12 months		12 months or more
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2017
Available for Sale:
U.S. government agencies	$4,931	$69	$24,325	$675
Commercial mortgage-backed agencies	12,593	169	28,298	711
Collateralized mortgage obligations	27,387	472	12,447	443
Obligations of states and political subdivisions	2,683	44	2,747	75
Collateralized debt obligations	0	0	14,920	4,791
Total available for sale	$47,594	$754	$82,737	$6,695
Held to Maturity:
Residential mortgage-backed agencies	15,897	135	10,422	288
Commercial mortgage-backed agencies	9,028	6	0	0
Collateralized mortgage obligations	0	0	4,118	69
Obligations of states and political subdivisions	0	0	2,377	8
Total held to maturity	$24,925	$141	$16,917	$365

December 31, 2016
Available for Sale:
U.S. government agencies	$24,253	$747	$0	$0
Commercial mortgage-backed agencies	51,604	757	0	0
Collateralized mortgage obligations	14,706	399	0	0
Obligations of states and political subdivisions	8,079	160	2,934	91
Collateralized debt obligations	0	0	20,254	7,676
Total available for sale	$98,642	$2,063	$23,188	$7,767
Held to Maturity:
Residential mortgage-backed agencies	20,899	279	0	0
Commercial mortgage-backed agencies	4,684	149	0	0
Obligations of states and political subdivisions	2,335	170	0	0
Total held to maturity	$27,918	$598	$0	$0

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

Management believes that the valuation of certain securities is a critical accounting policy that requires significant estimates in preparation of its consolidated financial statements. Management utilizes an independent third party to prepare both the impairment valuations and fair value determinations for its collateralized debt obligation (“CDO“) portfolio consisting of pooled trust preferred securities. Management performs due diligence on the third party processes and believes that it has an adequate understanding of the analysis, assumptions and methodology used by the third party to prepare the fair value determination and the OTTI evaluation. Management reviews the qualifications of the third party and believes they are qualified to provide the analysis and pricing determinations. Quarterly, management reviews the third party’s detailed assumptions and analyzes its projected discounted present value results for reasonableness and consistency with the trend of prior projections. Annually, management performs stress tests of the assumptions used in the third party models and performs back tests of the assumptions and prepayment projections to validate the impairment model results. As a result of its due diligence process, management believes that the fair value presented and the OTTI recognized are appropriate. A total of $3.2 million in impairment losses was realized during the time period 2009 through 2011 on the CDO portfolio remaining at December 31, 2017.  Due to the prior credit impairment, the securities in this portfolio have continued to be evaluated to determine whether any additional OTTI has occurred. Based on management’s review of the third party evaluations, management believes that there were no material differences in the relative valuations between December 31, 2017 and December 31, 2016.

U.S. Government Agencies – Available for Sale – There was one U.S. government agency in an unrealized loss position for less than 12 months as of December 31, 2017. There were four U.S. government agencies in an unrealized loss position for 12 months or more. The securities are of the highest investment grade and the Corporation does not intend to sell them, and it is not more likely than not that the Corporation will be required to sell them before recovery of their amortized cost basis, which may be at maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at December 31, 2017.

Commercial Mortgage-Backed Agencies – Available for Sale – There were two commercial mortgage-backed agencies in an unrealized loss position for less than 12 months as of December 31, 2017. There were six commercial mortgage-backed agency securities in an unrealized loss position for 12 months or more. The securities are of the highest investment grade and the Corporation does not intend to sell them, and it is not more likely than not that the Corporation will be required to sell them before recovery of their amortized cost basis, which may be at maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at December 31, 2017.

Collateralized Mortgage Obligations – Available for Sale – There were six collateralized mortgage obligations in an unrealized loss position for less than 12 months as of December 31, 2017. There were two collateralized mortgage obligations in an unrealized loss position for 12 months or more. The securities are of the highest investment grade and the Corporation does not intend to sell them, and it is not more likely than not that the Corporation will be required to sell them before recovery of the amortized cost basis, which may be at maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at December 31, 2017.

Obligations of State and Political Subdivisions – Available for Sale – There was one obligation of state and political subdivisions that has been in an unrealized loss position for less than 12 months at December 31, 2017. There were two securities that have been in an unrealized loss position for 12 months or more. These investments are of investment grade as determined by the major rating agencies and management reviews the ratings of the underlying issuers and performs an in-depth credit analysis on the securities. Management believes that this portfolio is well-diversified throughout the United States, and all bonds continue to perform according to their contractual terms. The Corporation does not intend to sell these investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at December 31, 2017.

[69]

Collateralized Debt Obligations – Available for Sale - The $4.8 million in unrealized losses greater than 12 months at December 31, 2017 relates to ten pooled trust preferred securities that are included in the CDO portfolio. See Note 23 for a discussion of the methodology used by management to determine the fair values of these securities. Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that there were no securities that had credit-related non-cash OTTI charges during 2017. The unrealized losses on the remaining securities in the portfolio are primarily attributable to continued depression in market interest rates, marketability, liquidity and the current economic environment.

U.S. Government Agencies – Held to Maturity – There were no U.S. government agencies in an unrealized loss position as of December 31, 2017.

Residential Mortgage-Backed Agencies – Held to Maturity – There were eleven residential mortgage-backed agencies that have been in an unrealized loss position for less than 12 months as of December 31, 2017. There were eleven residential mortgage-backed agencies in an unrealized loss position for 12 months or more as of December 31, 2017. The securities are of the highest investment grade and the Corporation has the intent and ability to hold the investments to maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at December 31, 2017.

Commercial Mortgage-Backed Agencies – Held to Maturity – There was one commercial mortgage-backed agency in an unrealized loss position for less than 12 months as of December 31, 2017. The security is of the highest investment grade and the Corporation has the intent and ability to hold the investment to maturity. Accordingly, management does not consider this investment to be other-than-temporarily impaired at December 31, 2017. There were no commercial mortgage-backed agencies in an unrealized loss position for 12 months or more.

Collateralized Mortgage Obligations – Held to Maturity – There was one collateralized mortgage obligation in an unrealized loss position for 12 months or more as of December 31, 2017. The security is of the highest investment grade and the Corporation has the intent and ability to hold the investment to maturity. Accordingly, management does not consider this investment to be other-than-temporarily impaired at December 31, 2017. There were no collateralized mortgage obligations in an unrealized loss position for less than 12 months.

Obligations of State and Political Subdivisions – Held to Maturity – There was one obligation of state and political subdivision in an unrealized loss position for less than 12 months as of December 31, 2017. This bond is a Tax Increment Fund (TIF) bond. Management performs an in-depth credit analysis on this security. The Corporation has the intent and ability to hold the investment to maturity. Accordingly, management does not consider this investment to be other-than-temporarily impaired at December 31, 2017. There were no obligations of state and political subdivisions in an unrealized loss position for greater than12 months.

Due to the duration and market value decline in the pooled trust preferred securities held in our portfolio, we performed more extensive testing on these securities for purposes of evaluating whether or not OTTI has occurred.

The market for these securities as of December 31, 2017 as well as the market for similar securities saw limited activity.  The inactivity was evidenced by a decrease in the volume of trades relative to historical levels due to limited supply. In addition, the securities that traded were typically more senior in the capital structure. The new issue market is also inactive, as no new CDOs have been issued since 2007. There are currently very few market participants who are willing to effect transactions in these securities.  The market values for these securities, or any securities other than those issued or guaranteed by the Treasury, are depressed relative to historical levels.  In the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue.  Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (i) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at either December 31, 2016 or 2017, (ii) an income valuation approach technique (i.e. present value) that maximizes the use of relevant unobservable inputs and minimizes the use of observable inputs will be equally or more representative of fair value than a market approach, and (iii) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management utilizes an independent third party to prepare both the evaluations of OTTI and the fair value determinations for the CDO portfolio.  Management does not believe that there were any material differences in the OTTI evaluations and pricing between December 31, 2016 and December 31, 2017.

[70]

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

On December 10, 2013, to implement Section 619 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Treasury, the federal banking regulators including FDIC, and the SEC adopted the Volcker Rule. The Volcker Rule prohibits a banking institution from acquiring or retaining an “ownership interest” in a “covered fund”. A “covered fund” is (a) an entity that would be an investment company under the Investment Company Act of 1940, as amended, but for the exemptions contained in Section 3(c)(1) or Section 3(c)(7) of that Act, (b) a commodity pool with certain characteristics, and/or (c) a non-US entity with certain characteristics that is sponsored or owned by a banking entity located or organized in the US. The term “ownership interest” is defined as “any equity, partnership, or other similar interest.” On January 14, 2014, the federal banking agencies adopted a final interim rule that exempts CDOs from the scope of the Volcker Rule if they were issued in offerings in which, among other things, the proceeds were used primarily to purchase securities issued by depository institutions and their affiliates. In connection with that final interim rule, the agencies published a non-exclusive list of exempt offerings. All of the CDOs included in the Corporation’s investment portfolio at December 31, 2017 were exempt.

The following table presents a cumulative roll-forward of the amount of non-cash OTTI charges related to credit losses which have been recognized in earnings for the trust preferred securities in the CDO portfolio held and not intended to be sold for the years ended December 31, 2017 and 2016:

(in thousands)	2017	2016
Balance of credit-related OTTI at January 1	$3,124	$3,133
Decreases for previously recognized credit-related OTTI because there was an intent to sell	0	0
Additions for decreases in cash flows expected to be collected	0	0
Reduction for increases in cash flows expected to be collected	(166)	(9)
Balance of credit-related OTTI at December 31	$2,958	$3,124

[71]

The amortized cost and estimated fair value of securities by contractual maturity at December 31, 2017 are shown in the following table. Actual maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(in thousands)	Amortized Cost	Fair Value
Contractual Maturity
Available for sale:
Due in one year or less	$447	$452
Due after one year through five years	17,739	17,515
Due after five years through ten years	22,761	22,263
Due after ten years	29,536	24,965
	70,483	65,195
Commercial mortgage-backed agencies	41,771	40,891
Collateralized mortgage obligations	41,298	40,384
Total available for sale	$153,552	$146,470
Held to Maturity:
Due after one year through five years	$8,276	$8,503
Due after five years through ten years	7,600	$7,820
Due after ten years	8,510	9,945
	24,386	26,268
Residential mortgage-backed agencies	47,771	47,442
Commercial mortgage-backed agencies	17,288	17,518
Collateralized mortgage obligations	4,187	4,118
Total held to maturity	$93,632	$95,346

At December 31, 2017 and 2016, investment securities with a value of $125.0 million and $121.8 million, respectively, were pledged as permitted or required to secure public deposits, for securities sold under agreements to repurchase as required or permitted by law and as collateral for borrowing capacity.

7.	Loans and Related Allowance for Loan Losses

The following table summarizes the primary segments of the loan portfolio as of December 31, 2017 and December 31, 2016:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
December 31, 2017

Individually evaluated for impairment	$9,076	$976	$668	$4,201	$30	$14,951
Collectively evaluated for impairment	$274,086	$109,554	$76,055	$394,447	$23,425	$877,567
Total loans	$283,162	$110,530	$76,723	$398,648	$23,455	$892,518

December 31, 2016

Individually evaluated for impairment	$17,210	$2,525	$290	$3,975	$0	$24,000
Collectively evaluated for impairment	$280,749	$101,757	$72,056	$389,441	$23,923	$867,926
Total loans	$297,959	$104,282	$72,346	$393,416	$23,923	$891,926

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

(in thousands)	2017
Balance at January 1	$10,292
Loans or advances	633
Repayments	(1,876)
Balance at December 31	$9,049

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

[73]

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention and Substandard. There were no loans classified as Doubtful within the internal risk rating system as of December 31, 2017 and 2016:

(in thousands)	Pass	Special Mention	Substandard	Total
December 31, 2017
Commercial real estate
Non owner-occupied	$133,725	$0	$5,843	$139,568
All other CRE	132,003	3,963	7,628	143,594
Acquisition and development
1-4 family residential construction	17,719	0	0	17,719
All other A&D	84,345	7,294	1,172	92,811
Commercial and industrial	75,299	17	1,407	76,723
Residential mortgage
Residential mortgage - term	319,059	0	5,326	324,385
Residential mortgage – home equity	73,059	148	1,056	74,263
Consumer	23,391	5	59	23,455
Total	$858,600	$11,427	$22,491	$892,518

December 31, 2016
Commercial real estate
Non owner-occupied	$137,181	$10,620	$9,357	$157,158
All other CRE	125,720	3,121	11,960	140,801
Acquisition and development
1-4 family residential construction	15,845	0	0	15,845
All other A&D	87,135	65	1,237	88,437
Commercial and industrial	70,613	593	1,140	72,346
Residential mortgage
Residential mortgage - term	308,734	113	7,618	316,465
Residential mortgage – home equity	75,710	0	1,241	76,951
Consumer	23,794	0	129	23,923
Total	$844,732	$14,512	$32,682	$891,926

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

[74]

The following table presents the classes of the loan portfolio at December 31, 2017 and December 31, 2016, summarized by the aging categories of performing loans and non-accrual loans:

(in thousands)	Current	30-59 Day Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due and still accruing	Non-Accrual	Total Loans
December 31, 2017
Commercial real estate
Non owner-occupied	$136,134	$186	$0	$0	$186	$3,248	$139,568
All other CRE	141,680	461	248	0	709	1,205	143,594
Acquisition and development
1-4 family residential construction	17,719	0	0	0	0	0	17,719
All other A&D	92,291	0	165	144	309	211	92,811
Commercial and industrial	76,322	0	17	6	23	378	76,723
Residential mortgage
Residential mortgage - term	319,633	322	2,534	430	3,286	1,466	324,385
Residential mortgage – home equity	72,683	600	400	0	1,000	580	74,263
Consumer	23,273	115	22	15	152	30	23,455
Total	$879,735	$1,684	$3,386	$595	$5,665	$7,118	$892,518
December 31, 2016
Commercial real estate
Non owner-occupied	$150,595	$182	$0	$0	$182	$6,381	$157,158
All other CRE	134,931	40	0	0	40	5,830	140,801
Acquisition and development
1-4 family residential construction	15,845	0	0	0	0	0	15,845
All other A&D	88,353	0	39	0	39	45	88,437
Commercial and industrial	72,324	9	2	11	22	0	72,346
Residential mortgage
Residential mortgage - term	310,721	517	3,376	312	4,205	1,539	316,465
Residential mortgage – home equity	75,558	974	198	70	1,242	151	76,951
Consumer	23,662	186	48	27	261	0	23,923
Total	$871,989	$1,908	$3,663	$420	$5,991	$13,946	$891,926

Non-accrual loans which have been subject to a partial charge-off totaled $7.4 million at December 31, 2017, compared to $11.1 million at December 31, 2016. The amount of loans secured by 1-4 family residential real estate properties in the process of foreclosure was $0.4 million at December 31, 2017 and $0.5 million at December 31, 2016.

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

[75]

The following table summarizes the primary segments of the ALL, at December 31, 2017 and December 31, 2016, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment.

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
December 31, 2017

Individually evaluated for impairment	$245	$40	$0	$65	$12	$0	$362
Collectively evaluated for impairment	$3,454	$1,217	$869	$3,379	$191	$500	$9,610
Total ALL	$3,699	$1,257	$869	$3,444	$203	$500	$9,972

December 31, 2016

Individually evaluated for impairment	$177	$40	$0	$43	$0	$0	$260
Collectively evaluated for impairment	$3,736	$831	$858	$3,545	$188	$500	$9,658
Total ALL	$3,913	$871	$858	$3,588	$188	$500	$9,918

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

Once the determination has been made that a loan is impaired, the determination of whether a specific allocation of the allowance is necessary is measured by comparing the recorded investment in the loan to the fair value of the loan using one of three methods: (i) the present value of expected future cash flows discounted at the loan’s effective interest rate; (ii) the loan’s observable market price; or (iii) the fair value of the collateral less selling costs. The method is selected on a loan-by-loan basis, with management utilizing the fair value of collateral method for all of the analyses. If the fair value of the collateral less selling costs method is utilized for collateral securing loans in the commercial segments, then an updated external appraisal is ordered on the collateral supporting the loan if the loan balance is greater than $500,000 and the existing appraisal is greater than 18 months old. If the loan balance is less than $500,000, then the estimated fair value of the collateral is determined by adjusting the existing appraisal by the appropriate percentage from an internally prepared appraisal discount grid. This grid considers the age of a third-party appraisal and the geographic region where the collateral is located in order to discount an appraisal. The discount rates in the appraisal discount grid are updated at least annually to reflect the most current knowledge that management has available, including the results of current appraisals. If there is a delay in receiving an updated appraisal or if the appraisal is found to be deficient in our internal appraisal review process and re-ordered, the Bank continues to use a discount factor from the appraisal discount grid based on the collateral location and current appraisal age in order to determine the estimated fair value. If management believes that general market conditions in that geographic market have changed considerably, the property has deteriorated or perhaps lost an income stream, or a recent appraisal for a similar property indicates a significant change, then management may adjust the fair value indicated by the existing appraisal until a new appraisal is obtained. A specific allocation of the ALL is recorded if there is any deficiency in collateral value determined by comparing the estimated fair value to the recorded investment of the loan. When updated appraisals are received and reviewed, adjustments are made to the specific allocation as needed.

The evaluation of the need and amount of a specific allocation of the ALL and whether a loan can be removed from impairment status is made on a quarterly basis.

[76]

The following table presents impaired loans by class, at December 31, 2017 and December 31, 2016, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
(in thousands)	Recorded Investment	Related Allowances	Recorded Investment	Recorded Investment	Unpaid Principal Balance
December 31, 2017
Commercial real estate
Non owner-occupied	$1,711	$245	$1,907	$3,618	$10,579
All other CRE	0	0	5,458	5,458	5,731
Acquisition and development
1-4 family residential construction	0	0	527	527	527
All other A&D	295	40	154	449	722
Commercial and industrial	0	0	668	668	2,882
Residential mortgage
Residential mortgage - term	598	65	3,023	3,621	3,919
Residential mortgage – home equity	0	0	580	580	593
Consumer	30	12	0	30	30
Total impaired loans	$2,634	$362	$12,317	$14,951	$24,983

December 31, 2016
Commercial real estate
Non owner-occupied	$131	$23	$6,635	$6,766	$9,372
All other CRE	432	154	10,012	10,444	11,057
Acquisition and development
1-4 family residential construction	0	0	582	582	628
All other A&D	245	40	1,698	1,943	2,213
Commercial and industrial	0	0	290	290	2,504
Residential mortgage
Residential mortgage - term	61	43	3,763	3,824	4,249
Residential mortgage – home equity	0	0	151	151	168
Consumer	0	0	0	0	0
Total impaired loans	$869	$260	$23,131	$24,000	$30,191

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

Activity in the ALL is presented for the years ended December 31, 2017 and December 31, 2016:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
ALL balance at January 1, 2017	$3,913	$871	$858	$3,588	$188	$500	$9,918
Charge-offs	(4,605)	(133)	(37)	(361)	(336)	0	(5,472)
Recoveries	452	255	1,683	392	210	0	2,992
Provision	3,939	264	(1,635)	(175)	141	0	2,534
ALL balance at December 31, 2017	$3,699	$1,257	$869	$3,444	$203	$500	$9,972

ALL balance at January 1, 2016	$2,580	$4,129	$722	$3,785	$206	$500	$11,922
Charge-offs	(5,301)	(248)	(558)	(737)	(333)	0	(7,177)
Recoveries	90	1,303	52	461	145	0	2,051
Provision	6,544	(4,313)	642	79	170	0	3,122
ALL balance at December 31, 2016	$3,913	$871	$858	$3,588	$188	$500	$9,918

The ALL is based on estimates, and actual losses will vary from current estimates. Management believes that the granularity of the homogeneous pools and the related historical loss ratios and other qualitative factors, as well as the consistency in the application of assumptions, result in an ALL that is representative of the risk found in the components of the portfolio at any given date.

[78]

The following table presents the average recorded investment in impaired loans and related interest income recognized for the years ended December 31, 2017 and 2016:

	2017			2016
(in thousands)	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis
Commercial real estate
Non owner-occupied	$5,727	$24	$30	$6,076	$131	$0
All other CRE	7,743	205	0	11,802	187	8
Acquisition and development
1-4 family residential construction	571	24	0	629	27	0
All other A&D	1,571	85	0	2,735	95	0
Commercial and industrial	448	13	0	934	37	0
Residential mortgage
Residential mortgage - term	3,792	131	8	4,580	163	16
Residential mortgage – home equity	305	0	0	272	0	0
Consumer	15	0	0	0	0	0
Total	$20,172	$482	$38	$27,028	$640	$24

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

[79]

There were 19 loans totaling $6.0 million and 24 loans totaling $9.3 million that were classified as TDRs at December 31, 2017 and December 31, 2016, respectively. The following table presents the volume and recorded investment at the time of modification of TDRs by class and type of modification that occurred during the periods indicated:

	Temporary Rate Modification		Extension of Maturity		Modification of Payment and Other Terms
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
For the year ended December 31, 2017
Commercial real estate
Non owner-occupied	0	$0	0	$0	0	$0
All other CRE	0	0	0	0	0	0
Acquisition and development
1-4 family residential construction	0	0	0	0	0	0
All other A&D	0	0	1	244	0	0
Commercial and industrial	0	0	0	0	0	0
Residential mortgage
Residential mortgage – term	0	0	2	698	0	0
Residential mortgage – home equity	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Total	0	$0	3	$942	0	$0

For the year ended December 31, 2016
Commercial real estate
Non owner-occupied	0	$0	0	$0	0	$0
All other CRE	0	0	1	203	0	0
Acquisition and development
1-4 family residential construction	0	0	1	582	0	0
All other A&D	0	0	1	1,664	0	0
Commercial and industrial	0	0	1	482	1	486
Residential mortgage
Residential mortgage – term	3	260	1	61	3	469
Residential mortgage – home equity	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Total	3	$260	5	$2,992	4	$955

During the year ended December 31, 2017, there were no new TDRs, but three existing TDRs that had reached their original modification maturity were re-modified. These re-modifications did not impact the ALL.

During the year ended December 31, 2017, there were no payment defaults. There were no additional funds committed to be advanced in connection with TDRs at December 31, 2017 or 2016.

[80]

8.	Other Real Estate Owned

The following table presents the components of OREO, net of related valuation allowance, as of December 31, 2017 and 2016:

(in thousands)	2017	2016
Commercial real estate	$3,605	$3,779
Acquisition and development	5,295	5,944
Commercial & Industrial	24	24
Residential mortgage	1,217	1,163
Total OREO	$10,141	$10,910

The following table presents the activity in the OREO valuation allowance for the years ended December 31, 2017 and 2016:

(in thousands)	2017	2016
Balance January 1	$3,535	$4,430
Fair value write-down	398	486
Sales of OREO	(1,193)	(1,381)
Balance December 31	$2,740	$3,535

The following table presents the components of OREO expenses, net, for the years ended December 31, 2017 and 2016:

(in thousands)	2017	2016
Gains on real estate, net	$(645)	$(189)
Fair value write-down	398	486
Expenses, net	616	603
Rental and other income	(179)	(98)
Total OREO expenses, net	$190	$802

9.	Premises and Equipment

The following table presents the components of premises and equipment at December 31, 2017 and 2016:

(in thousands)	2017	2016
Land	$7,035	$7,383
Land Improvements	1,203	1,201
Premises	25,150	25,696
Furniture and Equipment	20,246	17,506
Capital Lease	534	534
	54,168	52,320
Less accumulated depreciation	(23,287)	(25,160)
Total	$30,881	$27,160

The Corporation recorded depreciation expense of $1.9 million in 2017 and $1.7 million in 2016.

Pursuant to the terms of non-cancelable operating lease agreements for banking and subsidiaries’ offices and for data processing and telecommunications equipment in effect at December 31, 2017, future minimum rent commitments under these leases for future years are as follows: (i) $3.4 million for 2018; (ii) $3.1 million for 2019; (iii) $3.1 million for 2020; (iv) $3.0 million for 2021; (v) $3.0 million for 2022; and (vi) $6.0 million thereafter. The leases contain options to extend for periods from one to five years, which are not included in the aforementioned amounts.

Total building and land rental expense amounted to $.5 million in 2017 and 2016.

[81]

10.	Goodwill

ASC Topic 350, Intangibles - Goodwill and Other, establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill.  The $11.0 million in recorded goodwill at December 31, 2017 is related to the Bank’s 2003 acquisition of Huntington National Bank branches and is not subject to periodic amortization, but evaluated annually for impairment.

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

At December 31, 2017, the date of the Corporation’s annual impairment evaluation, the estimated fair value of the Corporation, as determined by the price of its common stock, exceeded the carrying amount of the Corporation’s common equity. Based on this analysis, management concluded that the recorded value of goodwill at December 31, 2017 was not impaired.  However, future changes in strategy and/or market conditions could significantly impact this conclusion and require adjustments to recorded asset balances. Management will continue to evaluate goodwill for impairment on an annual basis and as events occur or circumstances change.

11.	Deposits

The aggregate amount of time deposits in denomination of $250,000 or more was $66.9 million at December 31, 2017 and $45.6 million at December 31, 2016. The aggregate amount of time deposits with a minimum denomination of $100,000 was $126.5 million and $123.9 million at December 31, 2017 and 2016, respectively. At December 31, 2017, $.2 million of deposit overdrafts were re-classified as loans.

The following is a summary of the scheduled maturities of all time deposits as of December 31, 2017 (in thousands):

2018	$97,039
2019	36,164
2020	33,238
2021	41,328
2022	26,358
Thereafter	0
Total	$234,127

In the ordinary course of business, executive officers and directors of the Corporation, including their families and companies in which certain directors are principal owners, were deposit customers of the Bank. Pursuant to the Bank’s policies, such deposits are on the same terms as those prevailing at the time for comparable deposits with persons who are not related to the Corporation. At December 31, 2017, executive officers and directors had approximately $7.9 million in deposits with the Bank.

[82]

12.	Borrowed Funds

The following is a summary of short-term borrowings at December 31, 2017 and 2016 with original maturities of less than one year:

(Dollars in thousands)	2017	2016
Securities sold under agreements to repurchase:
Outstanding at end of year	$48,845	$36,000
Weighted average interest rate at year end	0.15%	0.16%
Maximum amount outstanding as of any month end	$58,438	$39,456
Average amount outstanding	$37,326	$30,899
Approximate weighted average rate during the year	0.19%	0.19%

At December 31, 2017, the repurchase agreements were secured by $60.5 million in investment securities.

The following is a summary of long-term borrowings at December 31, 2017 and 2016 with original maturities exceeding one year:

(In thousands)	2017	2016
FHLB advances, bearing fixed interest rates ranging from 1.54% to 3.69% at December 31, 2017	$90,000	$90,007
Junior subordinated debt, bearing variable interest rate of 3.74% at December 31, 2017	30,929	30,929
Junior subordinated debt, bearing fixed interest rate of 9.88% at December 31, 2016	0	10,801
Total long-term debt	$120,929	$131,737

At December 31, 2017, the long-term FHLB advances were secured by $176.2 million in loans.

The contractual maturities of long-term borrowings at December 31, 2017 and 2016 are as follows:

	2017
	Fixed	Floating		2016
(in thousands)	Rate	Rate	Total	Total
Due in 2018	$20,000	$0	$20,000	$20,000
Due in 2019	20,000	0	20,000	20,000
Due in 2020	30,000	0	30,000	30,000
Due in 2021	20,000	0	20,000	20,000
Thereafter	0	30,929	30,929	41,737
Total long-term debt	$90,000	$30,929	$120,929	$131,737

[83]

The Bank has a borrowing capacity agreement with the FHLB in an amount equal to 30% of the Bank’s assets. At December 31, 2017, the available line of credit equaled $395.9 million. This line of credit, which can be used for both short and long-term funding, can only be utilized to the extent of available collateral. The line is secured by certain qualified mortgage, commercial and home equity loans and investment securities as follows (in thousands):

1-4 family mortgage loans	$119,482
Commercial loans	26,069
Multi-family loans	3,422
Home equity loans	27,274
$176,247

At December 31, 2017, $86.2 million was available for additional borrowings.

The Bank also has various unsecured lines of credit totaling $75.0 million with various financial institutions and a $7.0 million secured line with the Federal Reserve to meet daily liquidity requirements. As of December 31, 2017, there were no borrowings under these credit facilities. In addition, there was approximately $103.9 million of available funding through brokered money market funds at December 31, 2017.

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

13.	Junior Subordinated Debentures and Restrictions on Dividends

In March 2004, the Trusts issued preferred securities with an aggregate liquidation amount of $30.0 million to third-party investors and issued common equity with an aggregate liquidation amount of $.9 million to First United Corporation. The Trusts used the proceeds of these offerings to purchase an equal amount of TPS Debentures, as follows:

$20.6 million—floating rate payable quarterly based on three-month LIBOR plus 275 basis points (4.35% at December 31, 2017), maturing in 2034, became redeemable five years after issuance at First United Corporation’s option.

$10.3 million—floating rate payable quarterly based on three-month LIBOR plus 275 basis points (4.35% at December 31, 2017) maturing in 2034, became redeemable five years after issuance at First United Corporation’s option.

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

[84]

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

On January 30, 2009, pursuant to the Troubled Asset Relief program Capital Purchase Program adopted by the U.S. Department of the Treasury (the “Treasury”), First United Corporation issued to the Treasury 30,000 shares of its Series A Preferred Stock and a Warrant to purchase 326,323 shares of common stock at an exercise price of $13.79 per share, for an aggregate consideration of $30.0 million. The proceeds from this transaction qualified as Tier 1 capital and the Warrant qualified as tangible common equity.

On December 4, 2014, the Treasury sold all of its shares of Series A Preferred stock to third-party investors. On May 26, 2015, the Corporation repurchased the warrant from the Treasury for $120,786, which is included in other expense. The warrant was canceled and as a result of the repurchase, the Treasury has no remaining equity investment in the Corporation. First United Corporation redeemed all outstanding shares of Series A Preferred Stock as follows: (i) 10,000 shares, having an aggregate liquidation amount of $10.0 million, on February 14, 2016, (ii) 10,000 shares, having an aggregate liquidation amount of $10.0 million, on March 21, 2017; and (iii) 10,000 shares, having an aggregate liquidation amount of $10.0 million, on November 15, 2017.

The holders of the Series A Preferred Stock were entitled to receive, if and when declared by the Board of Directors, out of assets legally available for payment, cumulative cash dividends at a rate per annum of 5% per share on a liquidation amount of $1,000 per share of Series A Preferred Stock with respect to each dividend period from January 30, 2009 to, but excluding, February 15, 2014. From and after February 15, 2014, holders of Series A Preferred Stock were entitled to receive cumulative cash dividends at a rate per annum of 9% per share on a liquidation amount of $1,000 per share with respect to each dividend period thereafter.

15.	Variable Interest Entities

As noted in Note 14, First United Corporation created the Trusts for the purposes of raising regulatory capital through the sale of mandatorily redeemable preferred capital securities to third party investors and common equity interests to First United Corporation. The Trusts are considered VIEs, but are not consolidated because First United Corporation is not the primary beneficiary of the Trusts. At December 31, 2017, the Corporation reported all of the $30.9 million of TPS Debentures issued in connection with these offerings as long-term borrowings, and it reported its $.9 million equity interest in the Trusts as “Other Assets”.

In November 2009, the Bank became a 99.99% limited partner in Liberty Mews. Liberty Mews was financed with a total of $10.6 million of funding, including a $6.1 million equity contribution from the Bank as the limited partner. Liberty Mews used the proceeds from these sources to purchase land and construct thereon a 36-unit low income housing rental complex at a total cost of $10.6 million. The total assets of Liberty Mews were $8.6 million at December 31, 2017 and $8.8 million at December 31, 2016.

Through December 31, 2017, the Bank had made contributions to Liberty Mews totaling $6.1 million. The project for which Liberty Mews was formed was completed in June 2011, and the Bank is entitled to $8.4 million in federal investment tax credits over a 10-year period as long as certain qualifying hurdles are maintained. The Bank will also receive the benefit of tax operating losses from Liberty Mews the extent of its capital contribution. The investment in Liberty Mews assists the Bank in achieving its community reinvestment initiatives.

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

[85]

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

The Corporation’s tax expense for the year ended December 31, 2017 was approximately $.8 million lower as a result of the impact of the tax credits and the tax losses relating to the partnership.

At December 31, 2017 and December 31, 2016, the Corporation included the Bank’s total investment in Liberty Mews in “Other Assets” in its Consolidated Statements of Financial Condition. As of December 31, 2017, the Corporation’s commitment in Liberty Mews is fully funded. The following table presents details of the Bank’s involvement with Liberty Mews at the dates indicated:

(In thousands)	2017	2016
Investment in LIHTC Partnership
Carrying amount on Balance Sheet of:
Investment (Other Assets)	$2,562	$3,223
Maximum exposure to loss	2,562	3,223

[86]

16.	Accumulated Other Comprehensive Loss (“AOCL”)

The following table presents the changes in each component of accumulated other comprehensive loss for the years ended December 31, 2017 and 2016:

	Investment	Investment	Investment
	securities-	securities-	securities-	Cash Flow	Pension
(in thousands)	with OTTI AFS	all other AFS	HTM	Hedge	Plan	SERP	Total
Accumulated OCL, net:
Balance - January 1, 2016	$(1,942)	$(2,024)	$(1,971)	$(39)	$(12,663)	$(305)	$(18,944)
Other comprehensive income/(loss) before reclassifications	(421)	(929)	0	461	(2,086)	(466)	(3,441)
Amounts reclassified from accumulated other comprehensive loss	(5)	(265)	617	0	517	56	920
Balance - December 31, 2016	$(2,368)	$(3,218)	$(1,354)	$422	$(14,232)	$(715)	$(21,465)
Other comprehensive income/(loss) before reclassifications	31	638	0	59	(445)	(82)	201
Amounts reclassified from accumulated other comprehensive loss	(121)	36	253	0	781	105	1,054
Reclassification of certain tax effects [1]	(481)	(435)	(246)	101	(3,170)	(152)	(4,383)
Balance - December 31, 2017	$(2,939)	$(2,979)	$(1,347)	$582	$(17,066)	$(844)	$(24,593)

(1) Refer to Note 1 for more discussion of tax reform

[87]

The following tables present the components of other comprehensive income/(loss) for the years ended December 31, 2017 and 2016:

Components of Other Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the year ended December 31, 2017
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$42	$(11)	$31
Less: accretable yield recognized in income	166	(45)	121
Net unrealized losses on investments with OTTI	(124)	34	(90)

Available for sale securities – all other:
Unrealized holding gains	874	(236)	638
Plus: losses recognized in income	(49)	13	(36)
Net unrealized gains on all other AFS securities	923	(249)	674

Held to maturity securities:
Unrealized holding gains	0	0	0
Less: amortization recognized in income	(346)	93	(253)
Net unrealized gains on HTM securities	346	(93)	253

Cash flow hedges:
Unrealized holding gains	81	(22)	59
Net unrealized gains on cash flow hedges	81	(22)	59

Pension Plan:
Unrealized net actuarial loss	(609)	164	(445)
Less: amortization of unrecognized loss	(1,057)	285	(772)
Less: amortization of transition asset	0	0	0
Less: amortization of prior service costs	(12)	3	(9)
Net pension plan liability adjustment	460	(124)	336

SERP:
Unrealized net actuarial loss	(112)	30	(82)
Less: amortization of unrecognized loss	(146)	39	(107)
Less: amortization of prior service costs	3	(1)	2
Net SERP liability adjustment	31	(8)	23
Other comprehensive income	$1,717	$(462)	$1,255

[88]

Components of Other Comprehensive Loss (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the year ended December 31, 2016
Available for sale (AFS) securities with OTTI:
Unrealized holding losses	$(700)	$279	$(421)
Less: accretable yield recognized in income	9	(4)	5
Net unrealized losses on investments with OTTI	(709)	283	(426)

Available for sale securities – all other:
Unrealized holding losses	(1,545)	616	(929)
Plus: gains recognized in income	440	(175)	265
Net unrealized losses on all other AFS securities	(1,985)	791	(1,194)

Held to maturity securities:
Unrealized holding gains	0	0	0
Less: amortization recognized in income	(1,026)	409	(617)
Net unrealized gains on HTM securities	1,026	(409)	617

Cash flow hedges:
Unrealized holding gains	766	(305)	461

Pension Plan:
Unrealized net actuarial loss	(3,468)	1,382	(2,086)
Less: amortization of unrecognized loss	(848)	338	(510)
Less: amortization of transition asset	0	0	0
Less: amortization of prior service costs	(12)	5	(7)
Net pension plan liability adjustment	(2,608)	1,039	(1,569)

SERP:
Unrealized net actuarial loss	(775)	309	(466)
Less: amortization of unrecognized loss	(73)	29	(44)
Less: amortization of prior service costs	(20)	8	(12)
Net SERP liability adjustment	(682)	272	(410)
Other comprehensive loss	$(4,192)	$1,671	$(2,521)

[89]

The following tables present the details of accumulated other comprehensive loss components for the years ended December 31, 2017 and 2016:

	Amount Reclassified from Accumulated Other Comprehensive Loss
Details of Accumulated Other Comprehensive Loss Components (in thousands)	2017	Affected Line Item in the Statement Where Net Income is Presented
Net unrealized losses on investment securities with OTTI:
Accretable Yield	$166	Interest income on taxable investment securities
Taxes	(45)	Tax expense
Reclassification of certain tax effects	481	Retained Earnings
	$602	Net of tax
Net unrealized gains on available for sale investment securities - all other:
Losses on sales	$(49)	Net gains - other
Taxes	13	Tax benefit
Reclassification of certain tax effects	435	Retained Earnings
	$399	Net of tax
Net unrealized gains on held to maturity investment securities:
Amortization	$(346)	Interest income on taxable investment securities
Taxes	93	Tax benefit
Reclassification of certain tax effects	246	Retained Earnings
	$(7)	Net of tax
Net unrealized gains on cash flow hedges:
Reclassification of certain tax effects	(101)	Retained Earnings
	$(101)	Net of tax
Net pension plan liability adjustment:
Amortization of unrecognized loss	$(1,057)	Salaries and employee benefits
Amortization of transition asset	0	Salaries and employee benefits
Amortization of prior service costs	(12)	Salaries and employee benefits
Taxes	288	Tax benefit
Reclassification of certain tax effects	3,170	Retained Earnings
	$2,389	Net of tax
Net SERP liability adjustment:
Amortization of unrecognized loss	$(146)	Salaries and employee benefits
Amortization of prior service costs	3	Salaries and employee benefits
Taxes	38	Tax benefit
Reclassification of certain tax effects	152	Retained Earnings
	$47	Net of tax

Total reclassifications for the period	$3,329	Net of tax

[90]

	Amount Reclassified from Accumulated Other Comprehensive Loss
Details of Accumulated Other Comprehensive Loss Components (in thousands)	2016	Affected Line Item in the Statement Where Net Income is Presented
Net unrealized losses on investment securities with OTTI:
Accretable Yield	9	Interest income on taxable investment securities
Taxes	(4)	Tax expense
	$5	Net of tax
Net unrealized losses on available for sale investment securities - all other:
Gain on Sales	$440	Net gains - other
Taxes	(175)	Tax expense
	$265	Net of tax

Net unrealized gains on held to maturity investment securities:
Amortization	$(1,026)	Interest income on taxable investment securities
Taxes	409	Tax benefit
	$(617)	Net of tax

Net pension plan liability adjustment:
Amortization of unrecognized loss	(848)	Salaries and employee benefits
Amortization of transition asset	0	Salaries and employee benefits
Amortization of prior service costs	(12)	Salaries and employee benefits
Taxes	343	Tax benefit
	$(517)	Net of tax
Net SERP liability adjustment:
Amortization of unrecognized loss	(73)	Salaries and employee benefits
Amortization of prior service costs	(20)	Salaries and employee benefits
Taxes	37	Tax benefit
	$(56)	Net of tax

Total reclassifications for the period	$(920)	Net of tax

[91]

17.	Income Taxes

The provision for income taxes consists of the following for the years ended December 31, 2017 and 2016:

(In thousands)	2017	2016
Current Tax (benefit)/expense:
Federal	$(2,803)	$622
State	491	44
	$(2,312)	$666
Deferred tax expense:
Federal	$6,038	$1,694
State	(7)	423
Tax Reform impact	3,226	0
	$9,257	$2,117
Income tax expense for the year	$6,945	$2,783

The reconciliation between the statutory federal income tax rate and effective income tax rate for the years ended December 31, 2017 and 2016 is as follows:

	2017	2016
Federal statutory rate	35.0%	35.0%
Tax-exempt income on securities and loans	(2.8)	(2.9)
Tax-exempt BOLI income	(3.4)	(5.0)
State income tax, net of federal tax benefit	4.7	4.5
Tax credits	(3.4)	(4.4)
Tax Reform impact	26.4	0.0
Other	0.3	0.4
	56.8%	27.6%

[92]

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation’s temporary differences as of December 31, 2017 and 2016 are as follows:

(In thousands)	2017	2016
Deferred tax assets:
Allowance for loan losses	$2,695	$3,952
Deferred loan fees	126	164
Deferred compensation	666	912
Federal and state tax loss carry forwards	3,370	4,849
AMT and other carry forwards	2,525	5,147
Unrealized loss on investment securities	2,429	4,705
Pension/SERP	1,485	2,883
Other than temporary impairment on investment securities	800	1,244
Other real estate owned	741	1,408
Other	78	222
Total deferred tax assets	14,915	25,486
Valuation allowance	(2,380)	(1,856)
Total deferred tax assets less valuation allowance	12,535	23,630
Deferred tax liabilities:
Amortization of goodwill	(2,424)	(3,197)
Depreciation	(690)	(730)
Other	(169)	(366)
Total deferred tax liabilities	(3,283)	(4,293)
Net deferred tax assets	$9,252	$19,337

The Tax Cuts and Jobs Act was enacted on December 22, 2017 and, among things, reduces the U.S. federal income tax rate for C Corporations from 35% to 21%.

As described below, the Corporation has made a reasonable estimate of the effects on its existing net deferred tax assets as of December 31, 2017. The Corporation revalued all of its deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. The Corporation recognized a tax expense of $3.2 million in its tax provision for the year ended December 31, 2017 as a result of adjusting its deferred tax balance to reflect the new corporate income tax rate.

Deferred tax assets and liabilities related to available for sale securities gains/(losses), pension and SERP, and interest rate SWAPs that were evaluated as of December 31, 2017 noted above created a “stranded tax effect” in Accumulated Other Comprehensive Loss (“AOCL”) due to the enactment of the Tax Act. The issue arose due to the nature of GAAP recognition of tax rate change effects on the AFS (DTA/DTL) revaluation as an adjustment to income tax provision. In February 2018, FASB issued ASU 2018-02 – Income Statement – Reporting Comprehensive Income (Topic 220). The Corporation early adopted the provisions of ASU 2018-02 and recorded a one-time reclassification of $4.4 million from AOCL to retained earnings for the stranded tax effects resulting from the newly enacted tax rate. The amount of the reclassification was the difference between the 35 percent historical corporate tax rate and the newly enacted 21 percent corporate tax rate. See Statement of Changes in Shareholders’ Equity for details of the reclassification.

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

[93]

At December 31, 2017, the Corporation had federal net operating losses (“NOLs”) of approximately $3.8 million and West Virginia NOLs of approximately $3.9 million for which deferred tax assets of $.8 million and $.2 million, respectively, have been recorded at December 31, 2017.   The federal NOLs were created in 2014 and 2016 and will begin to expire in 2037. West Virginia NOLs were created in 2010, 2012, 2014 and 2016 and will begin to expire in 2031. Management has determined that a deferred tax valuation allowance for these NOLs is not required for 2017 because management believes it is more likely than not (defined a level of likelihood that is more than 50%) that these deferred tax assets will be realized prior to the expiration of their carry-forward periods.

At December 31, 2017, the Corporation had Maryland NOLs of $39.5 million for which a deferred tax asset of $2.4 million has been recorded. There has been and continues to be a full valuation allowance on these NOLs based on the fact that management’s belief that it is more likely than not that these NOLs will not be realized prior to the expiration of their carry-forward periods because the Corporation files a separate Maryland income tax return, the Corporation has recurring tax losses, and management believes the Corporation will not generate sufficient taxable income in the future to fully utilize the NOLs. The valuation allowance of $2.4 million at December 31, 2017 reflects an increase of $.5 million from the level at December 31, 2016.

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

[94]

In January 2016, the Board of Directors of First United Corporation approved a discretionary contribution in the amount of $63,500 on two participants. The contribution had a two-year vesting period and $31,770 of SERP Alternative expense was recorded in 2017 and 2016, respectively. In January 2017, a discretionary contribution in the amount of $112,708, on four participants, was approved by the Board of Directors of First United Corporation. The contribution also has a two-year vesting period and $56,354 of SERP Alternative expense was recorded in 2017. In January 2018, a discretionary contribution in the amount of $119,252 on four participants was approved by the Board of Directors of First United Corporation. This contribution will be expensed through 2019.

The following tables summarize benefit obligation and funded status, plan asset activity, components of net pension cost, and weighted average assumptions for the Pension Plan and the SERP:

	Pension		SERP
(in thousands)	2017	2016	2017	2016
Change in Benefit Obligation
Obligation at the beginning of the year	$41,086	$39,416	$7,302	$6,289
Service cost	278	305	113	100
Interest cost	1,650	1,740	293	279
Change in discount rate and mortality assumptions	3,285	3,127	0	0
Actuarial losses	450	149	112	775
Settlement losses	0	(268)	0	0
Benefits paid	(1,774)	(3,383)	(207)	(141)
Obligation at the end of the year	44,975	41,086	7,613	7,302
Change in Plan Assets
Fair value at the beginning of the year	40,989	39,200	0	0
Actual return on plan assets	5,001	2,172	0	0
Employer contribution	3,000	3,000	207	141
Benefits paid	(1,774)	(3,383)	(207)	(141)
Fair value at the end of the year	47,216	40,989	0	0
Funded/(Unfunded) Status	$2,241	$(97)	$(7,613)	$(7,302)

	Pension		SERP
(in thousands)	2017	2016	2017	2016
Components of Net Pension Cost
Service cost	$278	$305	$113	$100
Interest cost	1,650	1,740	293	279
Expected return on assets	(3,002)	(2,796)	0	0
Amortization of transition asset	0	0	0	0
Amortization of recognized loss	1,057	848	146	73
Amortization of prior service cost	12	12	(3)	20
Net pension (income)/expense in employee benefits	$(5)	$109	$549	$472

Weighted Average Assumptions used to determine benefit obligations:
Discount rate for benefit obligations	3.60%	4.10%	4.00%	4.00%
Discount rate for net pension cost	4.10%	4.50%	0	0
Expected long-term return on assets	7.00%	7.00%	0	0
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%
Mortality tables	RP-2014	RP-2014	N/A	N/A

The accumulated benefit obligation for the Pension Plan was $41.8 million and $38.2 million at December 31, 2017 and 2016, respectively. The accumulated benefit obligation for the SERP was $7.6 million and $6.3 million at December 31, 2017 and 2016, respectively.

[95]

During the fourth quarter of 2016, the Corporation offered a temporary lump sum window in its Pension Plan under which terminated employees who had not yet started to receive their pension benefits could elect to receive lump sum payments in lieu of any future pension benefits.  Approximately 90 participants elected to receive lump sum payments, and lump sum payments totaling $1.7 million were made from the Pension Plan. This window closed on December 1, 2016.

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

Assets in the Pension Plan are valued by the Corporation’s accounting system provider who utilizes a third-party pricing service. Valuation data is based on actual market data for stocks and mutual funds (Level 1) and matrix pricing for bonds (Level 2). Cash and cash equivalents are also considered Level 1 within the fair value hierarchy.

[96]

As of December 31, 2017 and 2016, the value of Pension Plan investments was as follows:

December 31, 2017			Fair Value Hierarchy
(Dollars in thousands)	Assets at Fair Value	% of Portfolio	Level 1	Level 2
Cash and cash equivalents	$1,887	4.0%	$1,887	$0
Fixed income securities:
U.S. Government and Agencies	508	1.1%	0	508
Taxable municipal bonds and notes	4,070	8.6%	0	4,070
Corporate bonds and notes	10,483	22.2%	0	10,483
Preferred stock	540	1.1%	0	540
Fixed income mutual funds	3,031	6.4%	3,031	0
Total fixed income	18,632	39.4%	3,031	15,601
Equities:
Large Cap	16,840	35.7%	16,840	0
Mid Cap	2,077	4.4%	2,077	0
Small Cap	1,974	4.2%	1,974	0
International	5,806	12.3%	5,806	0
Total equities	26,697	56.6%	26,697	0
Total market value	$47,216	100.0%	$31,615	$15,601

December 31, 2016			Fair Value Hierarchy
(Dollars in thousands)	Assets at Fair Value	% of Portfolio	Level 1	Level 2
Cash and cash equivalents	$1,951	4.8%	$1,951	$0
Fixed income securities:
U.S. Government and Agencies	227	0.5%	0	227
Taxable municipal bonds and notes	3,630	8.9%	0	3,630
Corporate bonds and notes	9,500	23.2%	0	9,500
Preferred stock	492	1.2%	0	492
Fixed income mutual funds	2,682	6.5%	2,682	0
Total fixed income	16,531	40.3%	2,682	13,849
Equities:
Large Cap	16,917	41.3%	16,917	0
Mid Cap	2,477	6.0%	2,477	0
Small Cap	1,199	2.9%	1,199	0
International	1,914	4.7%	1,914	0
Total equities	22,507	54.9%	22,507	0
Total market value	$40,989	100.0%	$27,140	$13,849

The expected rate of return on Pension Plan assets is based on a combination of the following:

•	Historical returns of the portfolio of assets;
•	Monte Carlo simulations of expected returns for a portfolio with strategic asset targets similar to the normalized targets; and
•	Market impact adjustments to reflect expected future investment environment considerations.

At December 31, 2017, the 25-year average return on pension portfolio assets was 7.42%, exceeding the expected long-term return of 7.00% utilized for 2017. Considering that future equity returns are partially a function of current starting valuations and the general level of interest rates is at a historically low point, one could start to build a case for lower expected returns going forward. However, according to a recent Vanguard Global Economics Team white paper, over half of the volatility in expected returns is not explained by current valuations. As potential returns remain widely dispersed and expected returns are based on a time horizon that will likely exceed the timing of current concerns, it is considered appropriate to maintain the forward expected long-term rate of return of 7.00%.

[97]

The Pension Plan did not hold any shares of First United Corporation common stock at December 31, 2017 or 2016.

Estimated cash flows related to expected future benefit payments from the Pension Plan and SERP are as follows:

(In thousands)	Pension Plan	SERP
2018	$1,850	$238
2019	1,971	308
2020	2,059	307
2021	2,192	363
2022	2,273	365
2023-2027	12,944	2,189

First United Corporation funded an annual contribution of $3.0 million to the pension plan in the first quarter of 2017. First United Corporation will continue to evaluate future annual contributions to the Pension Plan based upon its funded status and an evaluation of the future benefits to be provided thereunder. The Bank expects to fund the annual projected benefit payments for the SERP from operations.

Amounts included in accumulated other comprehensive loss as of December 31, 2017 and 2016, net of tax, are as follows:

	2017		2016
(In thousands)	Pension	SERP	Pension	SERP
Unrecognized net actuarial loss	$17,883	$860	$14,335	$729
Unrecognized prior service costs	7	(8)	13	(8)
	$17,890	$852	$14,348	$721

The estimated costs that will be amortized from accumulated other comprehensive loss into net periodic pension cost during the next fiscal year are as follows:

(In thousands)	Pension	SERP
Prior service costs	$9	$(3)
Net actuarial loss	1,200	161
	$1,209	$158

19.	401(k) Profit Sharing Plan

In furtherance of First United Corporation’s belief that every employee should have the ability to accrue retirement benefits, it adopted the 401(k) Profit Sharing Plan, which is available to all employees, including executive officers. Employees are automatically entered in the plan on the first of the month following completion of 30 days of service to First United Corporation and/or its subsidiaries. Employees have the opportunity to opt out of participation or change their deferral amounts under the plan at any time. In addition to contributions by participants, the plan contemplates employer matching and the potential of discretionary contributions to the accounts of participants. First United Corporation believes that matching contributions encourage employees to participate and thereby plan for their post-retirement financial future. Beginning with the 2008 plan year, First United Corporation enhanced the match formula to 100% on the first 1% of salary reduction and 50% on the next 5% of salary reduction. This match is accrued for all participants, including executive officers, immediately upon entering the plan on the first day of the month following the completion of 30 days of employment. The employee must be a plan participant and be actively employed on the last day of the plan year to share in the employer matching contribution, except in the case of death, disability or retirement of the participant. Additionally, First United Corporation accrued a non-elective employer contribution during 2017 for all employees other than employees who participate in the SERP and SERP Alternative and those employees meeting the age plus service requirement in the Pension Plan equal to 4.0% of each employee’s salary, and .5% of each employee’s salary hired before January 1, 2010, which will be paid in the first quarter of 2018. Expense charged to operations for the 401(k) Plan was $1.1 million in 2017 and $1.0 million in 2016.

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

We do not issue any guarantees that would require liability recognition or disclosure other than the standby letters of credit issued by the Bank.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party to support contractual obligations and to ensure job performance.  Generally, the Bank’s letters of credit are issued with expiration dates within one year.  Historically, most letters of credit expire unfunded, and therefore, cash requirements are substantially less than the total commitment. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting letters of credit.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required by the letters of credit.  Management does not believe that the amount of the liability associated with guarantees under standby letters of credit outstanding at December 31, 2017 and December 31, 2016 is material.

The following table is a summary of commitments as of December 31, 2017 and 2016:

(In thousands)	2017	2016
Loan commitments	$126,742	$120,786
Commercial letters of credit	2,633	1,562
Total	$129,375	$122,348

23.	Fair Value of Financial Instruments

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

[99]

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

Management believes that the Corporation’s valuation techniques are appropriate and consistent with the techniques used by other market participants. However, the use of different methodologies and assumptions could result in a different estimate of fair values at the reporting date. The following valuation techniques were used to measure the fair value of assets in the table below which are measured on a recurring and non-recurring basis as of December 31, 2017.

Investments – The investment portfolio is classified and accounted for based on the guidance of ASC Topic 320, Investments – Debt and Equity Securities.

The fair value of investments available-for-sale is determined using a market approach. As of December 31, 2017, the U.S. Government agencies and treasuries, residential and commercial mortgage-backed securities, private label residential mortgage-backed securities, and municipal bonds segments are classified as Level 2 within the valuation hierarchy. Their fair values were determined based upon market-corroborated inputs and valuation matrices, which were obtained through third party data service providers or securities brokers through which we have historically transacted both purchases and sales of investment securities.

The CDO segment, which consists of pooled trust preferred securities issued by banks, thrifts and insurance companies, is classified as Level 3 within the valuation hierarchy. At December 31, 2017, the Corporation owned 10 pooled trust preferred securities with an amortized cost of $19.7 million and a fair value of $14.9 million. The market for these securities at December 31, 2017 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive, as few CDOs have been issued since 2007. There are currently very few market participants who are willing to effect transactions in these securities. The market values for these securities or any securities other than those issued or guaranteed by the Treasury are depressed relative to historical levels. Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue. Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (i) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at December 31, 2017, (ii) an income valuation approach technique (i.e. present value) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than a market approach, and (iii) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

[100]

Management believes that the valuation of certain securities is a critical accounting policy that requires significant estimates in preparation of its consolidated financial statements. Management utilizes an independent third party to prepare both the impairment valuations and fair value determinations for its CDO portfolio consisting of pooled trust preferred securities. Management performs due diligence on the third-party processes and believes that it has an adequate understanding of the analysis, assumptions and methodology used by the third party to prepare the fair value determination and the OTTI evaluation. Management reviews the qualifications of the third party and believes they are qualified to provide the analysis and pricing determinations. Quarterly, management reviews the third party’s detailed assumptions and analyzes its projected discounted present value results for reasonableness and consistency with the trend of prior projections. Annually, management performs stress tests of the assumptions used in the third party models and performs back tests of the assumptions and prepayment projections to validate the impairment model results. As a result of its due diligence process, management believes that the fair value presented and the OTTI recognized are appropriate. A total of $3.2 million in impairment losses were realized during the time period 2009 through 2011 on the CDO portfolio remaining at December 31, 2017.  Due to the prior credit impairment, the securities in this portfolio have continued to be evaluated to determine whether any additional OTTI has occurred. Based on management’s review of the third-party evaluations, management believes that there were no material differences in the valuations between December 31, 2017 and December 31, 2016.

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

[101]

For Level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2017 and 2016, the significant unobservable inputs used in the fair value measurements were as follows:

(in thousands)	Fair Value at December 31, 2017	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:

Investment Securities – available for sale - CDO	$14,920	Discounted Cash Flow	Discount Rate	Range of Libor+ 4.5% to 5.5%

Non-recurring:

Impaired Loans	$2,507	Market Comparable Properties	Marketability Discount	10.0% to 15.0% (1) (weighted avg 10.9%)

OREO	$1,841	Market Comparable Properties	Marketability Discount	10.0% to 15.0% (1) (weighted avg 13.3%)

(in thousands)	Fair Value at December 31, 2016	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:

Investment Securities – available for sale - CDO	$20,254	Discounted Cash Flow	Discount Rate	Range of Libor+ 4.5% to 5.5%

Non-recurring:

Impaired Loans	$14,537	Market Comparable Properties	Marketability Discount	4.6% to 31.0% (1) (weighted avg 6.5%)

OREO	$1,201	Market Comparable Properties	Marketability Discount	15%

(1)       Range would include discounts taken since appraisal and estimated values

[102]

For assets measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2017 and 2016 are as follows:

		Fair Value Measurements at
		December 31, 2017 Using
		(In Thousands)
	Assets Measured at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	12/31/2017	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$29,256		$29,256
Commercial mortgage-backed agencies	$40,891		$40,891
Collateralized mortgage obligations	$40,384		$40,384
Obligations of states and political subdivisions	$21,019		$21,019
Collateralized debt obligations	$14,920			$14,920
Financial Derivative	$781		$781
Non-recurring:
Impaired loans	$2,507			$2,507
Other real estate owned	$1,841			$1,841

		Fair Value Measurements at
		December 31, 2016 Using
		(In Thousands)
	Assets Measured at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	12/31/2016	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$24,253		$24,253
Commercial mortgage-backed agencies	$52,222		$52,222
Collateralized mortgage obligations	$19,567		$19,567
Obligations of states and political subdivisions	$23,704		$23,704
Collateralized debt obligations	$20,254			$20,254
Financial Derivative	$700		$700
Non-recurring:
Impaired loans	$14,537			$14,537
Other real estate owned	$1,201			$1,201

There were no transfers of assets between any of the levels of the fair value hierarchy for the years ended December 31, 2017 or December 31, 2016.

[103]

The following tables show a reconciliation of the beginning and ending balances for fair valued assets measured using Level 3 significant unobservable inputs for the years ended December 31, 2017 and 2016:

Fair Value Measurements Using Significant
Unobservable Inputs
(Level 3)
(In Thousands)
Investment Securities Available for Sale
Beginning balance January 1, 2017	$20,254
Total gains/(losses) realized/unrealized:
Included in earnings	0
Calls/maturities of investments	(5,810)
Included in other comprehensive income	476
Ending balance December 31, 2017	$14,920

The amount of total gains or losses for the period included in earnings attributable to the change in realized/unrealized gains or losses related to assets still held at the reporting date	$0

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

[105]

The following table presents fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value. The actual carrying amounts and estimated fair values of the Corporation’s financial instruments that are included in the statement of financial condition are as follows:

	December 31, 2017		Fair Value Measurements
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$82,273	$82,273	$82,273
Interest bearing deposits in banks	1,479	1,479	1,479
Investment securities - AFS	146,470	146,470		$131,550	$14,920
Investment securities - HTM	93,632	95,346		86,836	8,510
Restricted Bank stock	5,204	5,204		5,204
Loans, net	882,546	883,936			883,936
Financial derivative	781	781		781
Accrued interest receivable	3,814	3,814		3,814

Financial Liabilities:
Deposits – non-maturity	805,263	805,263		805,263
Deposits – time deposits	234,127	235,489		235,489
Short-term borrowed funds	48,845	48,845		48,845
Long-term borrowed funds	120,929	123,906		123,906
Accrued interest payable	453	453		453
Off balance sheet financial instruments	0	0	0

[106]

	December 31, 2016		Fair Value Measurements
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$60,707	$60,707	$60,707
Interest bearing deposits in banks	2,603	2,603	2,603
Investment securities - AFS	140,000	140,000		$119,746	$20,254
Investment securities - HTM	97,169	97,981		89,031	8,950
Restricted Bank stock	5,209	5,209		5,209
Loans, net	882,008	886,712			886,712
Financial derivative	700	700		700
Accrued interest receivable	3,862	3,862		3,862

Financial Liabilities:
Deposits – non-maturity	773,119	773,119		773,119
Deposits – time deposits	241,110	245,762		245,762
Short-term borrowed funds	36,000	36,000		36,000
Long-term borrowed funds	131,737	133,397		133,397
Accrued interest payable	380	380		380
Off balance sheet financial instruments	0	0	0

24.	Derivative Financial Instruments

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

The fair value of the interest rate swap contracts was $.8 million at December 31, 2017 and was reported in Other Assets on the Consolidated Statement of Financial Condition. The fair value at December 31, 2016 was $.7 million and was reported in Other Liabilities on the Consolidated Statement of Financial Condition.

For the year ended December 31, 2017, the Corporation recorded an increase in the value of the derivatives of $81 thousand and the related deferred tax of $22 thousand in net accumulated other comprehensive loss to reflect the effective portion of cash flow hedges. ASC Subtopic 815-30 requires this amount to be reclassified to earnings if the hedge becomes ineffective or is terminated. There was no hedge ineffectiveness recorded for the twelve months ending December 31, 2017. The Corporation does not expect any losses relating to these hedges to be reclassified into earnings within the next 12 months.

[107]

Interest rate swap agreements are entered into with counterparties that meet established credit standards and the Corporation believes that the credit risk inherent in these contracts is not significant as of December 31, 2017.

The table below discloses the impact of derivative financial instruments on the Corporation’s Consolidated Financial Statements for the years ended December 31, 2017 and December 31, 2016.

Derivative in Cash Flow Hedging Relationships
(In thousands)	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion) (1)	Amount of gain or (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing) (2)
Interest rate contracts:

December 31, 2017	$59	$0	$0
December 31, 2016	$461	$0	$0

Notes:

(1)	Reported as interest expense
(2)	Reported as other income

25.	Assets and Liabilities Subject to Enforceable Master Netting Arrangements

Interest Rate Swap Agreements (“Swap Agreements”)

The Corporation has entered into interest rate swap agreements to modify the re-pricing characteristics of certain interest-bearing liabilities as a part of managing interest rate risk. The swap agreements have been designated as cash flow hedges, and accordingly, the fair value of the interest rate swap contracts is reported in Other Liabilities on the Consolidated Statement of Financial Condition. The swap agreements were entered into with a third party financial institution. The Corporation is party to master netting arrangements with its financial institution counterparty; however the Corporation does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, in the form of cash, is posted by the Corporation as the counterparty with net liability positions in accordance with contract thresholds. See Note 24 to the Consolidated Financial Statements for more information.

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

[108]

The following table presents the liabilities subject to an enforceable master netting arrangement or repurchase agreements as of December 31, 2017 and December 31, 2016.

				Gross Amounts Not Offset in the Statement of Condition
(In thousands)	Gross Amounts of Recognized (Assets)/Liabilities	Gross Amounts Offset in the Statement of Condition	Net Amounts of (Assets)/Liabilities Presented in the Statement of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
December 31, 2017
Interest Rate Swap Agreements	$(781)	$0	$(781)	$781	$0	$0

Repurchase Agreements	$48,845	$0	$48,845	$(48,845)	$0	$0
December 31, 2016
Interest Rate Swap Agreements	$(700)	$0	$(700)	$700	$0	$0

Repurchase Agreements	$36,000	$0	$36,000	$(36,000)	$0	$0

26.	Parent Company Only Financial Information

Condensed Statement of Financial Condition

	December 31,
(In thousands)	2017	2016
Assets
Cash	$29	$541
Investment securities	12,770	12,401
Investment in bank subsidiary	122,505	137,831
Investment in non-bank subsidiaries	929	1,255
Other assets	7,709	7,618
Total Assets	$143,942	$159,646

Liabilities and Shareholders' Equity
Accrued interest and other liabilities	$4,623	$4,218
Junior subordinated debt	30,929	41,730
Shareholders' equity	108,390	113,698
Total Liabilities and Shareholders' Equity	$143,942	$159,646

[109]

Condensed Statement of Income

	Year Ended
	December 31,
(In thousands)	2017	2016
Income:
Dividend income from bank subsidiary	$22,250	$1,000
Interest income on investments	625	573
Other income	73	128
Total other income	698	701
Total Income	22,948	1,701

Expenses:
Interest expense	1,621	2,429
Other expenses	219	207
Total Expenses	1,840	2,636

Income/(loss) before income taxes and equity in undistributed net (loss)/income of subsidiaries	21,108	(935)
Applicable income tax benefit	486	693
Net income/(loss) before equity in undistributed net (loss)/income of subsidiaries	21,594	(242)

Equity in undistributed net (loss)/income of subsidiaries:
Bank	(16,325)	7,523
Net Income	$5,269	$7,281

Condensed Statement of Comprehensive Income

	Year Ended
	December 31,
Components of Comprehensive Income (in thousands)	2017	2016
Net Income	$5,269	$7,281

Unrealized gains/(losses) on AFS Securities, net of tax	457	(478)
Unrealized gains on cash flow hedges, net of tax	59	461

Other comprehensive income/(loss), net of tax	516	(17)

Comprehensive income	$5,785	$7,264

[110]

Condensed Statement of Cash Flows

	Year Ended
	December 31,
(In thousands)	2017	2016
Operating Activities
Net Income	$5,269	$7,281
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed loss/(net income) of subsidiaries	16,325	(7,523)
Increase in other assets	(581)	(575)
Increase in accrued interest payable and other liabilities	552	2,089
Tax Cuts and Jobs Act- reclassification items	380	0
Stock Compensation	192	192
Net cash provided by operating activities	22,137	1,464

Investing Activities
Net investment in subsidiaries	(150)	0
Net cash (used in)/ provided by investing activities	(150)	0

Financing Activities
Repayment of Long-term debt	(10,475)
Proceeds from issuance of common stock	9,191	0
Preferred Stock Redemption	(20,000)	(10,000)
Dividends - preferred stock paid	(1,215)	(2,025)
Net cash used in financing activities	(22,499)	(12,025)
Decrease in cash and cash equivalents	(512)	(10,561)
Cash and cash equivalents at beginning of year	541	11,102
Cash and cash equivalents at end of year	$29	$541

[111]

Accumulated Other Comprehensive Loss

Components of Other Comprehensive Income/(Loss) (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the year ended December 31, 2017
Available for Sale Securities:
Unrealized holding gains	$594	$(137)	$457
Cash flow hedges:
Unrealized holding gains	81	(22)	59

Other comprehensive income	$675	$(159)	$516

For the year ended December 31, 2016
Available for Sale Securities:
Unrealized holding losses	(795)	317	(478)
Cash flow hedges:
Unrealized holding gains	$766	$(305)	$461

Other comprehensive loss	$(29)	$12	$(17)

[112]

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

An evaluation of the effectiveness of these disclosure controls and procedures as of December 31, 2017 was carried out under the supervision and with the participation of the Corporation’s management, including the PEO and the PAO. Based on that evaluation, the Corporation’s management, including the PEO and the PAO, has concluded that the Corporation’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of the Corporation’s internal control over financial reporting as of December 31, 2017. Management’s report on the Corporation’s internal control over financial reporting are included on the following pages.

[113]

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

Management assessed the effectiveness of First United Corporation’s internal control over financial reporting as of December 31, 2017, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on this assessment and on the foregoing criteria, management has concluded that, as of December 31, 2017, First United Corporation’s internal control over financial reporting is effective.

Baker Tilly Virchow Krause, LLP, an independent registered public accounting firm, has audited the consolidated statement of financial condition of First United Corporation and Subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended, appearing elsewhere in this annual report, and has issued an attestation report on the effectiveness of First United Corporation’s internal control over financial reporting as of December 31, 2017, as stated in their report, which is included herein.

Dated: March 9, 2018

/s/ Carissa L. Rodeheaver	/s/ Tonya K. Sturm
Carissa L. Rodeheaver, CPA, CFP	Tonya K. Sturm
Chairman of the Board, President	Senior Vice President and
And Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Accounting Officer)

[114]

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

All other information required by this item is incorporated herein by reference to the following sections of the Corporation’s definitive Proxy Statement for the 2018 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A (the “2018 Proxy Statement”):

•	Election of Directors (Proposal 1);
•	Continuing Directors;
•	Qualifications of Director Nominees and Current Directors;
•	Executive Officers;
•	Section 16(a) Beneficial Ownership and Reporting Compliance; and
•	Corporate Governance Matters (under Audit Committee).

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the sections of the 2018 Proxy Statement entitled “Director Compensation” and “Remuneration of Executive Officers.

[115]

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2017, the Corporation did not maintain any compensation plans under which equity securities of the Corporation were authorized for issuance.

All other information required by this item is incorporated herein by reference to the section of the 2018 Proxy Statement entitled “Beneficial Ownership of Common Stock by Principal Shareholders and Management”.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the sections of the 2018 Proxy Statement entitled “Certain Relationships and Related Transactions” and “Corporate Governance Matters” (under “Director Independence”).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section of the 2018 Proxy Statement entitled “Audit Fees and Services”.

[116]

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1), (2) and (c) Financial Statements.

Report of Independent Registered Public Accounting Firm

Consolidated Statement of Financial Condition as of December 31, 2017 and 2016

Consolidated Statement of Income for the years ended December 31, 2017 and 2016

Consolidated Statement of Comprehensive Income for the years ended December 31, 2017 and 2016

Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2017 and 2016

Consolidated Statement of Cash Flows for the years ended December 31, 2017 and 2016

Notes to Consolidated Financial Statements for the years ended December 31, 2017 and 2016

(a)(3) and (b) Exhibits.

The exhibits filed or furnished with this annual report are listed in the following Exhibit Index.

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

FIRST UNITED CORPORATION

Dated: March 9, 2018	By:	/s/ Carissa L. Rodeheaver
Carissa L. Rodeheaver, CPA, CFP
Chairman of the Board, President
and Chief Executive Officer
(Principal Executive Officer)

[119]

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ John F. Barr	/s/ Brian R. Boal
John F. Barr – Director	Brian R. Boal - Director
March 9, 2018	March 9, 2018

/s/ M. Kathryn Burkey	/s/ Robert W. Kurtz
M. Kathryn Burkey - Director	Robert W. Kurtz - Director
March 9, 2018	March 9, 2018

/s/ John W. McCullough	/s/ Elaine L. McDonald
John W. McCullough – Director	Elaine L. McDonald – Director
March 9, 2018	March 9, 2018

/s/ Carissa L. Rodeheaver	/s/ Gary R. Ruddell
Carissa L. Rodeheaver – Director, President	Gary R. Ruddell - Director
and Chief Executive Officer	March 9, 2018
(Principal Executive Officer)
March 9, 2018

/s/ I. Robert Rudy	/s/ Marisa A. Shockley
I. Robert Rudy - Director	Marisa A. Shockley - Director
March 9, 2018	March 9, 2018

/s/ Robert G. Stuck	/s/ H. Andrew Walls, III
Robert G. Stuck – Director	H. Andrew Walls, III - Director
March 9, 2018	March 9, 2018

/s/ Tonya K. Sturm
Tonya K. Sturm – Senior Vice President and
Chief Financial Officer
(Principal Accounting Officer)
March 9, 2018

[120]