Form 10-Q
period 2018-03-31
FIRST UNITED CORP/MD/
filed 2018-05-09
CIK 763907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2018

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,067,425 shares of common stock, par value $.01 per share, as of April 30, 2018.

INDEX TO QUARTERLY REPORT

FIRST UNITED CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST UNITED CORPORATION

Consolidated Statement of Financial Condition

(In thousands, except per share and percentage data)

	March 31,	December 31,
	2018	2017
	(Unaudited)
Assets
Cash and due from banks	$19,408	$82,273
Interest bearing deposits in banks	1,818	1,479
Cash and cash equivalents	21,226	83,752
Investment securities – available-for-sale (at fair value)	145,604	146,470
Investment securities – held to maturity (fair value $91,335 at March 31, 2018 and $95,346 at December 31, 2017)	91,878	93,632
Restricted investment in bank stock, at cost	5,352	5,204
Loans	937,493	892,518
Allowance for loan losses	(10,470)	(9,972)
Net loans	927,023	882,546
Premises and equipment, net	32,553	30,881
Goodwill and other intangible assets, net	11,004	11,004
Bank owned life insurance	42,454	42,155
Deferred tax assets	8,936	9,252
Other real estate owned	9,514	10,141
Accrued interest receivable and other assets	23,868	21,433
Total Assets	$1,319,412	$1,336,470

Liabilities and Shareholders’ Equity
Liabilities:
Non-interest bearing deposits	$249,035	$252,049
Interest bearing deposits	768,828	787,341
Total deposits	1,017,863	1,039,390

Short-term borrowings	55,210	48,845
Long-term borrowings	115,929	120,929
Accrued interest payable and other liabilities	19,276	18,916
Total Liabilities	1,208,278	1,228,080

Shareholders’ Equity:
Common Stock – par value $.01 per share; Authorized 25,000 shares; issued and outstanding 7,067,425 shares at March 31, 2018 and December 31, 2017	71	71
Surplus	31,606	31,553
Retained earnings	103,230	101,359
Accumulated other comprehensive loss	(23,773)	(24,593)
Total Shareholders’ Equity	111,134	108,390
Total Liabilities and Shareholders’ Equity	$1,319,412	$1,336,470

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Operations

(In thousands, except per share data)

	Three months ended
	March 31,
	2018	2017
	(Unaudited)
Interest income
Interest and fees on loans	$10,481	$9,652
Interest on investment securities
Taxable	1,447	1,300
Exempt from federal income tax	238	231
Total investment income	1,685	1,531
Other	196	144
Total interest income	12,362	11,327
Interest expense
Interest on deposits	856	768
Interest on short-term borrowings	30	16
Interest on long-term borrowings	894	1,174
Total interest expense	1,780	1,958
Net interest income	10,582	9,369
Provision for loan losses	447	609
Net interest income after provision for loan losses	10,135	8,760
Other operating income
Net gains	34	5
Service charges	792	735
Trust department	1,664	1,515
Debit card income	553	556
Bank owned life insurance	299	309
Brokerage commissions	245	213
Other	123	136
Total other income	3,676	3,464
Total other operating income	3,710	3,469
Other operating expenses
Salaries and employee benefits	5,919	5,303
FDIC premiums	133	84
Equipment	683	640
Occupancy	638	621
Data processing	932	807
Professional Services	336	253
Other real estate owned	385	174
Other	1,665	1,574
Total other operating expenses	10,691	9,456
Income before income tax expense	3,154	2,773
Provision for income tax expense	648	793
Net Income	2,506	1,980
Accumulated preferred stock dividends	0	(540)
Net Income Available to Common Shareholders	$2,506	$1,440
Basic and diluted net income per common share	$0.35	$0.22
Weighted average number of basic and diluted shares outstanding	7,067	6,530
Dividends declared per common share	$0.09	$0.00

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Comprehensive Income

(In thousands)

	Three months ended
	March 31,
	2018	2017
Comprehensive Income (in thousands)	(Unaudited)
Net Income	$2,506	$1,980
Other comprehensive income/(loss), net of tax and reclassification adjustments:
Net unrealized gains on investments with OTTI	645	98

Net unrealized (losses)/gains on all other AFS securities	(1,078)	78

Net unrealized gains on HTM securities	45	61

Net unrealized gains on cash flow hedges	443	52

Net unrealized gains on pension	736	194

Net unrealized gains on SERP	29	22

Other comprehensive income, net of tax	820	505

Comprehensive income	$3,326	$2,485

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	(Unaudited)
Balance at January 1, 2017	20,000	63	22,178	92,922	(21,465)	113,698

Net income				5,269		5,269
Other comprehensive income					1,255	1,255
Stock based compensation			192			192
Common stock issued		8	9,183			9,191
Preferred stock redemption	(20,000)					(20,000)
Reclassification of certain tax effect				4,383	(4,383)	0
Preferred stock dividends paid				(1,215)		(1,215)

Balance at December 31, 2017	0	71	31,553	101,359	(24,593)	108,390

Net income				2,506		2,506
Other comprehensive income					820	820
Common stock dividend declared - $.09 per share				(635)		(635)
Stock based compensation			53			53

Balance at March 31, 2018	$0	$71	$31,606	$103,230	$(23,773)	$111,134

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Cash Flows

(In thousands)

	Three months ended
	March 31,
	2018	2017
	(Unaudited)
Operating activities
Net income	$2,506	$1,980
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	447	609
Depreciation	548	459
Stock compensation	53	37
Gain on sales of other real estate owned	(20)	(30)
Write-downs of other real estate owned	295	70
Originations of loans held for sale	(5,137)	(1,796)
Proceeds from sale of loans held for sale	5,330	2,021
Gains from sale of loans held for sale	(43)	(15)
Losses on disposal of fixed assets	0	1
Net amortization of investment securities discounts and premiums- AFS	8	109
Net amortization of investment securities discounts and premiums- HTM	28	30
Losses on sales of investment securities – available-for-sale	9	9
Amortization of deferred loan fees	(156)	(385)
Increase in accrued interest receivable and other assets	(799)	(1,933)
(Increase)/decrease in deferred tax benefit	(512)	336
Increase/(decrease) in accrued interest payable and other liabilities	967	(831)
Earnings on bank owned life insurance	(299)	(309)
Net cash provided by operating activities	3,225	362

Investing activities
Proceeds from maturities/calls of investment securities available-for-sale	1,659	3,554
Proceeds from maturities/calls of investment securities held-to-maturity	1,726	1,997
Proceeds from sales of investment securities available-for-sale	0	3,830
Purchases of investment securities available-for-sale	(1,405)	(4,145)
Purchases of investment securities held-to-maturity	0	(2,877)
Proceeds from sales of other real estate owned	470	147
Proceeds from disposal of fixed assets	0	1
Net (increase)/decrease in FHLB stock	(148)	5
Net increase in loans	(19,868)	(1,654)
Purchases of loans	(25,168)	0
Purchases of premises and equipment	(2,220)	(1,456)
Net cash used in investing activities	(44,954)	(598)

Financing activities
Net (decrease)/increase in deposits	(21,527)	12,639
Preferred stock dividends paid	0	(540)
Preferred stock redemption	0	(10,000)
Proceeds from sale of common stock	0	9,349
Rights Offering costs	0	(145)
Cash dividends on common stock	(635)	0
Net increase/(decrease) in short-term borrowings	6,365	(731)
Payments on long-term borrowings	(5,000)	(10,808)
Net cash used in financing activities	(20,797)	(236)
Decrease in cash and cash equivalents	(62,526)	(472)
Cash and cash equivalents at beginning of the year	83,752	63,310
Cash and cash equivalents at end of period	$21,226	$62,838

Supplemental information
Interest paid	$1,737	$1,896
Non-cash investing activities:
Transfers from loans to other real estate owned	$118	$279

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

NoteS to Consolidated Financial Statements (UNAUDITED)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of First United Corporation and its consolidated subsidiaries, including First United Bank & Trust (the “Bank”), have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 270, Interim Reporting, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring items, have been included. Operating results for the three-month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the full year or for any future interim period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017. For purposes of comparability, certain prior period amounts have been reclassified to conform to the 2018 presentation. Such reclassifications had no impact on net income or equity.

As used in these notes, the term “the Corporation” refers to First United Corporation and, unless the context clearly requires otherwise, its consolidated subsidiaries.

Note 2 – Earnings Per Common Share

Basic earnings per common share is derived by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents. Diluted earnings per share is derived by dividing net income available to common shareholders by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents. There were no common stock equivalents at March 31, 2018 or March 31, 2017.

The following tables set forth the calculation of basic and diluted earnings per common share for the three-month periods ended March 31, 2018 and 2017:

	Three months ended March 31,
	2018			2017
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Income	Shares	Amount
Basic and Diluted Earnings Per Share:
Net income	$2,506			$1,980
Preferred stock dividends	0			(540)
Net income available to common shareholders	$2,506	7,067	$0.35	$1,440	6,530	$0.22

Note 3 – Net Gains

The following table summarizes the gain/(loss) activity for the three-month periods ended March 31, 2018 and 2017:

	Three months ended
	March 31,
(in thousands)	2018	2017
Net gains/(losses):
Available-for-sale securities:
Realized gains	$0	$8
Realized losses	(9)	(17)
Gain on sale of consumer loans	43	15
Losses on disposal of fixed assets	0	(1)
Net gains:	$34	$5

Note 4 – Cash and Cash Equivalents

Cash and due from banks, which represents vault cash in the retail offices and invested cash balances at the Federal Reserve and other correspondent banks, is carried at cost which approximates fair value.

	March 31,	December 31,
(in thousands)	2018	2017
Cash and due from banks, weighted average interest rate of 1.05% (at March 31, 2018)	$19,408	$82,273

Interest bearing deposits in banks, which represent funds invested at a correspondent bank, are carried at cost which approximates fair value and, as of March 31, 2018 and December 31, 2017, consisted of daily funds invested at the Federal Home Loan Bank (“FHLB”) of Atlanta and Merchants and Traders (“M&T”).

	March 31,	December 31,
(in thousands)	2018	2017
FHLB daily investments, interest rate of 1.57% (at March 31, 2018)	$803	$464
M&T daily investments, interest rate of 0.15% (at March 31, 2018)	1,015	1,015
	$1,818	$1,479

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

The following table shows a comparison of amortized cost and fair values of investment securities at March 31, 2018 and December 31, 2017:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCL
March 31, 2018
Available for Sale:
U.S. government agencies	$30,000	$0	$1,139	$28,861	$0
Commercial mortgage-backed agencies	41,431	0	1,403	40,028	0
Collateralized mortgage obligations	40,229	1	1,341	38,889	0
Obligations of states and political subdivisions	21,915	181	247	21,849	0
Collateralized debt obligations	19,706	0	3,729	15,977	(2,506)
Total available for sale	$153,281	$182	$7,859	$145,604	$(2,506)

Held to Maturity:
U.S. government agencies	$15,911	$116	$0	$16,027	$0
Residential mortgage-backed agencies	46,312	12	1,216	45,108	0
Commercial mortgage-backed agencies	17,090	66	166	16,990	0
Collateralized mortgage obligations	4,055	0	187	3,868	0
Obligations of states and political subdivisions	8,510	923	91	9,342	0
Total held to maturity	$91,878	$1,117	$1,660	$91,335	$0

December 31, 2017
Available for Sale:
U.S. government agencies	$30,000	$0	$744	$29,256	$0
Commercial mortgage-backed agencies	41,771	0	880	40,891	0
Collateralized mortgage obligations	41,298	2	916	40,384	0
Obligations of states and political subdivisions	20,772	365	118	21,019	0
Collateralized debt obligations	19,711	0	4,791	14,920	(3,389)
Total available for sale	$153,552	$367	$7,449	$146,470	$(3,389)
Held to Maturity:
U.S. government agencies	$15,876	$447	$0	$16,323	$0
Residential mortgage-backed agencies	47,771	94	423	47,442	0
Commercial mortgage-backed agencies	17,288	236	6	17,518	0
Collateralized mortgage obligations	4,187	0	69	4,118	0
Obligations of states and political subdivisions	8,510	1,443	8	9,945	0
Total held to maturity	$93,632	$2,220	$506	$95,346	$0

Proceeds from sales/calls of available for sale securities and the realized gains and losses are as follows:

	Three months ended
	March 31,
(in thousands)	2018	2017
Proceeds	$0	$3,830
Realized gains	0	8
Realized losses	9	17

The following table shows the Corporation’s investment securities with gross unrealized losses and fair values at March 31, 2018 and December 31, 2017, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2018
Available for Sale:
U.S. government agencies	$4,865	$136	$23,996	$1,003
Commercial mortgage-backed agencies	12,384	390	27,644	1,013
Collateralized mortgage obligations	16,982	538	21,438	803
Obligations of states and political subdivisions	10,403	151	2,581	96
Collateralized debt obligations	0	0	15,977	3,729
Total available for sale	$44,634	$1,215	$91,636	$6,644

Held to Maturity:
Residential mortgage-backed agencies	$34,240	$632	$12,510	$593
Commercial mortgage-backed agencies	8,717	158	0	0
Collateralized mortgage obligations	0	0	3,868	187
Obligations of states and political subdivisions	2,295	90	0	0
Total held to maturity	$45,252	$880	$16,378	$780

December 31, 2017
Available for Sale:
U.S. government agencies	$4,931	$69	$24,325	$675
Commercial mortgage-backed agencies	12,593	169	28,298	711
Collateralized mortgage obligations	27,387	472	12,447	443
Obligations of states and political subdivisions	2,683	44	2,747	75
Collateralized debt obligations	0	0	14,920	4,791
Total available for sale	$47,594	$754	$82,737	$6,695
Held to Maturity:
Residential mortgage-backed agencies	$15,897	$135	$10,422	$288
Commercial mortgage-backed agencies	9,028	6	0	0
Collateralized mortgage obligations	0	0	4,118	69
Obligations of states and political subdivisions	2,377	8	0	0
Total held to maturity	$27,302	$149	$14,540	$357

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

Management believes that the valuation of certain securities is a critical accounting policy that requires significant estimates in preparation of the Corporation’s consolidated financial statements. Management utilizes an independent third party to prepare both the impairment valuations and fair value determinations for the Corporation’s collateralized debt obligation (“CDO”) portfolio consisting of pooled trust preferred securities. Based on management’s review of the assumptions and results of the third-party review, it believes that the valuations are adequate at March 31, 2018.

U.S. Government Agencies – Available for Sale – There was one U.S. government agency in an unrealized loss position for less than 12 months as of March 31, 2018. There were four U.S. government agency investments in an unrealized loss position for more than 12 months as of March 31, 2018. The securities are of investment grade and the Corporation does not intend to sell them, and it is not more than likely than not that the Corporation will be required to sell them before recovery of their amortized cost basis, which may be at maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at March 31, 2018.

Commercial Mortgage-Backed Agencies – Available for Sale – There were two commercial mortgage-backed agencies in an unrealized loss position for less than 12 months as of March 31, 2018. There were six commercial mortgage-backed agencies in an unrealized loss position for more than 12 months as of March 31, 2018. The securities are of the highest investment grade and the Corporation has the intent and ability to hold the investments to maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at March 31, 2018.

Collateralized Mortgage Obligations – Available for Sale – There were five collateralized mortgage obligations in an unrealized loss position for less than 12 months as of March 31, 2018. There were three collateralized mortgage obligations in an unrealized loss position for more than 12 months as of March 31, 2018. The securities are of the highest investment grade and the Corporation has the intent and ability to hold the investments to maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at March 31, 2018.

Obligations of State and Political Subdivisions – Available for Sale – There were nine obligations of state and political subdivisions that have been in an unrealized loss position for less than 12 months and two securities that have been in an unrealized loss position for 12 months or more at March 31, 2018. These investments are of investment grade as determined by the major rating agencies and management reviews the ratings of the underlying issuers and performs an in-depth credit analysis on the securities. Management believes that this portfolio is well-diversified throughout the United States, and all bonds continue to perform according to their contractual terms. The Corporation does not intend to sell these investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at March 31, 2018.

Collateralized Debt Obligations – Available for Sale - The $3.7 million in unrealized losses greater than 12 months at March 31, 2018 relates to 10 pooled trust preferred securities that are included in the CDO portfolio. See Note 9 for a discussion of the methodology used by management to determine the fair values of these securities. Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that there were no securities that had credit-related non-cash OTTI charges during the first three months of 2018. The unrealized losses on the remaining securities in the portfolio are primarily attributable to continued depression in marketability, liquidity and the current economic environment.

U.S. Government Agencies – Held to Maturity – There were no U.S. government agencies in an unrealized loss position as of March 31, 2018.

Residential Mortgage-Backed Agencies – Held to Maturity - Eighteen residential mortgage-backed agencies have been in an unrealized loss position for less than 12 months as of March 31, 2018. Thirteen residential mortgage-backed agency investments were in an unrealized loss position for more than 12 months as of March 31, 2018. The securities are of the highest investment grade and the Corporation has the intent and ability to hold the investments to maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at March 31, 2018.

Commercial Mortgage-Backed Agencies – Held to Maturity - There was one commercial mortgage-backed agency investments in an unrealized loss position for less than 12 months as of March 31, 2018. The security is of the highest investment grade and the Corporation has the intent and ability to hold the investment to maturity. Accordingly, management does not consider this investment to be other-than-temporarily impaired at March 31, 2018. There were no commercial mortgage-backed agencies in a loss position for more than 12 months as of March 31, 2018.

Collateralized Mortgage Obligations – Held to Maturity – There were no collateralized mortgage obligations in an unrealized loss position for less than 12 months as of March 31, 2018. There was one collateralized mortgage obligation in a loss position for more than 12 months as of March 31, 2018. The security is of the highest investment grade and the Corporation has the intent and ability to hold the investment to maturity. Accordingly, management does not consider this investment to be other-than-temporarily impaired at March 31, 2018.

Obligations of State and Political Subdivisions – Held to Maturity –There was one obligation of state and political subdivisions that has been in an unrealized loss for less than 12 months. The security is of the highest investment grade and the Corporation has the intent and ability to hold the investment to maturity. Accordingly, management does not consider this investment to be other-than-temporarily impaired at March 31, 2018. There were no obligations of state and political subdivisions securities in an unrealized loss position for more than 12 months as of March 31, 2018.

The following tables present a cumulative roll-forward of the amount of non-cash OTTI charges related to credit losses which have been recognized in earnings for the trust preferred securities in the CDO portfolio held and not intended to be sold for the three-month periods ended March 31, 2018 and 2017:

	Three months ended March 31,
(in thousands)	2018	2017
Balance of credit-related OTTI at January 1	$2,958	$3,124
Reduction for increases in cash flows expected to be collected	(55)	(2)
Balance of credit-related OTTI at March 31	$2,903	$3,122

The amortized cost and estimated fair value of securities by contractual maturity at March 31, 2018 are shown in the following table. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2018
(in thousands)	Amortized Cost	Fair Value
Contractual Maturity
Available for sale:
Due after one year through five years	$15,858	$15,497
Due after five years through ten years	20,741	19,904
Due after ten years	35,022	31,286
	71,621	66,687
Commercial mortgage-backed agencies	41,431	40,028
Collateralized mortgage obligations	40,229	38,889
Total available for sale	$153,281	$145,604
Held to Maturity:
Due after five years through ten years	$15,911	$16,027
Due after ten years	8,510	9,342
	24,421	25,369
Residential mortgage-backed agencies	$46,312	$45,108
Commercial mortgage-backed agencies	17,090	16,990
Collateralized mortgage obligations	4,055	3,868
Total held to maturity	$91,878	$91,335

Note 6 - Restricted Investment in Bank Stock

Restricted stock, which represents required investments in the common stock of the FHLB of Atlanta, Atlantic Community Bankers Bank (“ACBB”) and Community Bankers Bank (“CBB”), is carried at cost and is considered a long-term investment.

Management evaluates the restricted stock for impairment in accordance with ASC Industry Topic 942, Financial Services – Depository and Lending- (ASC Section 942-325-35). Management’s evaluation of potential impairment is based on management’s assessment of the ultimate recoverability of the cost of the restricted stock rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability is influenced by criteria such as (a) the significance of the decline in net assets of the issuing bank as compared to the capital stock amount for that bank and the length of time this situation has persisted, (b) commitments by the issuing bank to make payments required by law or regulation and the level of such payments in relation to the operating performance of that bank, and (c) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the issuing bank. Management has evaluated the restricted stock for impairment and believes that no impairment charge is necessary as of March 31, 2018.

The Corporation recognizes dividends received on its restricted stock investments on a cash basis. For the three months ended March 31, 2018, dividends of $65,967 were recognized in earnings. For the comparable period of 2017, dividends of $67,219 were recognized in earnings.

Note 7 – Loans and Related Allowance for Loan Losses

The following table summarizes the primary segments of the loan portfolio at March 31, 2018 and December 31, 2017:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
March 31, 2018

Individually evaluated for impairment	$6,528	$930	$317	$4,244	$25	$12,044
Collectively evaluated for impairment	$290,268	$106,365	$81,330	$414,201	$33,285	$925,449
Total loans	$296,796	$107,295	$81,647	$418,445	$33,310	$937,493

December 31, 2017

Individually evaluated for impairment	$9,076	$976	$668	$4,201	$30	$14,951
Collectively evaluated for impairment	$274,086	$109,554	$76,055	$394,447	$23,425	$877,567
Total loans	$283,162	$110,530	$76,723	$398,648	$23,455	$892,518

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention and Substandard within the internal risk rating system at March 31, 2018 and December 31, 2017:

(in thousands)	Pass	Special Mention	Substandard	Total
March 31, 2018
Commercial real estate
Non owner-occupied	$141,575	$0	$4,001	$145,576
All other CRE	140,024	4,510	6,686	151,220
Acquisition and development
1-4 family residential construction	17,531	0	0	17,531
All other A&D	81,825	7,378	561	89,764
Commercial and industrial	80,594	0	1,053	81,647
Residential mortgage
Residential mortgage - term	339,614	0	4,958	344,572
Residential mortgage - home equity	72,581	147	1,145	73,873
Consumer	33,215	5	90	33,310
Total	$906,959	$12,040	$18,494	$937,493

December 31, 2017
Commercial real estate
Non owner-occupied	$133,725	$0	$5,843	$139,568
All other CRE	132,003	3,963	7,628	143,594
Acquisition and development
1-4 family residential construction	17,719	0	0	17,719
All other A&D	84,345	7,294	1,172	92,811
Commercial and industrial	75,299	17	1,407	76,723
Residential mortgage
Residential mortgage - term	319,059	0	5,326	324,385
Residential mortgage - home equity	73,059	148	1,056	74,263
Consumer	23,391	5	59	23,455
Total	$858,600	$11,427	$22,491	$892,518

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

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans at March 31, 2018 and December 31, 2017:

(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due and Accruing	Non-Accrual	Total Loans
March 31, 2018
Commercial real estate
Non owner-occupied	$143,999	$0	$0	$0	$0	$1,577	$145,576
All other CRE	150,676	127	27	0	154	390	151,220
Acquisition and development
1-4 family residential construction	17,531	0	0	0	0	0	17,531
All other A&D	82,204	7,393	0	0	7,393	167	89,764
Commercial and industrial	81,276	340	0	5	345	26	81,647
Residential mortgage
Residential mortgage - term	341,041	1,745	344	0	2,089	1,442	344,572
Residential mortgage - home equity	72,676	378	54	91	523	674	73,873
Consumer	33,064	167	42	12	221	25	33,310
Total	$922,467	$10,150	$467	$108	$10,725	$4,301	$937,493

December 31, 2017
Commercial real estate
Non owner-occupied	$136,134	$186	$0	$0	$186	$3,248	$139,568
All other CRE	141,680	461	248	0	709	1,205	143,594
Acquisition and development
1-4 family residential construction	17,719	0	0	0	0	0	17,719
All other A&D	92,291	0	165	144	309	211	92,811
Commercial and industrial	76,322	0	17	6	23	378	76,723
Residential mortgage
Residential mortgage - term	319,633	322	2,534	430	3,286	1,466	324,385
Residential mortgage - home equity	72,683	600	400	0	1,000	580	74,263
Consumer	23,273	115	22	15	152	30	23,455
Total	$879,735	$1,684	$3,386	$595	$5,665	$7,118	$892,518

Non-accrual loans totaled $4.3 million at March 31, 2018, compared to $7.1 million at December 31, 2017. The decrease in non-accrual balances at March 31, 2018 was primarily due to payoffs of two relationships totaling $2.5 million. Non-accrual loans that have been subject to partial charge-offs totaled $1.9 million at March 31, 2018, compared to $2.1 million at December 31, 2017. Loans secured by 1-4 family residential real estate properties in the process of foreclosure were $.3 million at March 31, 2018 and $.4 million at December 31, 2017.

Accruing loans past due 30 days or more increased to 1.14% of the loan portfolio at March 31, 2018, compared to .63% at December 31, 2017. The increase for the first three months of 2018 was due primarily to increases in the past due loans in the commercial A&D portfolio related to one large relationship that moved to 30 days past due at the end of the quarter.

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

The following table summarizes the primary segments of the ALL at March 31, 2018 and December 31, 2017, segregated by the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
March 31, 2018

Individually evaluated for impairment	$633	$30	$10	$141	$7	$0	$821
Collectively evaluated for impairment	$3,343	$1,130	$850	$3,537	$289	$500	$9,649
Total ALL	$3,976	$1,160	$860	$3,678	$296	$500	$10,470

December 31, 2017

Individually evaluated for impairment	$245	$40	$0	$65	$12	$0	$362
Collectively evaluated for impairment	$3,454	$1,217	$869	$3,379	$191	$500	$9,610
Total ALL	$3,699	$1,257	$869	$3,444	$203	$500	$9,972

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary at March 31, 2018 and December 31, 2017:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
(in thousands)	Recorded Investment	Related Allowances	Recorded Investment	Recorded Investment	Unpaid Principal Balance
March 31, 2018
Commercial real estate
Non owner-occupied	$1,648	$633	$54	$1,702	$8,663
All other CRE	0	0	4,826	4,826	4,826
Acquisition and development
1-4 family residential construction	0	0	527	527	527
All other A&D	236	30	167	403	571
Commercial and industrial	10	10	307	317	2,531
Residential mortgage
Residential mortgage - term	788	104	2,782	3,570	3,883
Residential mortgage – home equity	85	37	589	674	687
Consumer	25	7	0	25	25
Total impaired loans	$2,792	$821	$9,252	$12,044	$21,713

December 31, 2017
Commercial real estate
Non owner-occupied	$1,711	$245	$1,907	$3,618	$10,579
All other CRE	0	0	5,458	5,458	5,731
Acquisition and development
1-4 family residential construction	0	0	527	527	527
All other A&D	295	40	154	449	722
Commercial and industrial	0	0	668	668	2,882
Residential mortgage
Residential mortgage - term	598	65	3,023	3,621	3,919
Residential mortgage – home equity	0	0	580	580	593
Consumer	30	12	0	30	30
Total impaired loans	$2,634	$362	$12,317	$14,951	$24,983

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

The following tables present the activity in the ALL for the three-month periods ended March 31, 2018 and 2017:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
ALL balance at January 1, 2018	$3,699	$1,257	$869	$3,444	$203	$500	$9,972
Charge-offs	0	(91)	0	(154)	(68)	0	(313)
Recoveries	59	214	18	38	35	0	364
Provision	218	(220)	(27)	350	126	0	447
ALL balance at March 31, 2018	$3,976	$1,160	$860	$3,678	$296	$500	$10,470

ALL balance at January 1, 2017	$3,913	$871	$858	$3,588	$188	$500	$9,918
Charge-offs	(429)	(18)	(33)	(148)	(84)	0	(712)
Recoveries	5	11	1,455	220	77	0	1,768
Provision	2,078	19	(1,344)	(158)	14	0	609
ALL balance at March 31, 2017	$5,567	$883	$936	$3,502	$195	$500	$11,583

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

The following table presents the average recorded investment in impaired loans by class and related interest income recognized for the periods indicated:

	Three months ended			Three months ended
	March 31, 2018			March 31, 2017
(in thousands)	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis
Commercial real estate
Non owner-occupied	$2,660	$4	$66	$6,366	$6	$0
All other CRE	5,142	49	56	9,320	53	0
Acquisition and development
1-4 family residential construction	527	6	0	582	6	0
All other A&D	426	3	0	1,891	23	0
Commercial and industrial	493	5	0	290	3	0
Residential mortgage
Residential mortgage - term	3,595	32	0	4,018	33	0
Residential mortgage – home equity	627	0	7	224	0	0
Consumer	28	0	0	0	0	0
Total	$13,498	$99	$129	$22,691	$124	$0

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

During the three months ended March 31, 2018, there were no new TDRs, no modifications on existing TDRs and no payment defaults.

During the three months ended March 31, 2017, there were no new TDRs and two existing TDRs which had reached their original modification maturity were re-modified. These re-modifications did not impact the ALL. During the three months ended March 31, 2017, there were no payment defaults. The following table presents the volume and recorded investment at the time of modification of TDRs by class and type of modification that occurred during the three months ended March 31, 2017:

	Temporary Rate Modification		Extension of Maturity		Modification of Payment and Other Terms
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Three months ended March 31, 2017
Commercial real estate
Non owner-occupied	0	$0	0	$0	0	$0
All other CRE	0	0	0	0	0	0
Acquisition and development
1-4 family residential construction	0	0	0	0	0	0
All other A&D	0	0	1	244	0	0
Commercial and industrial	0	0	0	0	0	0
Residential mortgage
Residential mortgage – term	0	0	1	259	0	0
Residential mortgage – home equity	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Total	0	$0	2	$503	0	$0

Note 8 - Other Real Estate Owned

The following table presents the components of OREO at March 31, 2018 and December 31, 2017:

(in thousands)	March 31, 2018	December 31, 2017
Commercial real estate	$4,207	$3,605
Acquisition and development	4,283	5,295
Commercial and industrial	24	24
Residential mortgage	1,000	1,217
Total OREO	$9,514	$10,141

The following table presents the activity in the OREO valuation allowance for the three-month periods ended March 31, 2018 and 2017:

	For the Three Months Ended
	March 31,
(in thousands)	2018	2017
Balance beginning of period	$2,740	$3,535
Fair value write-down	295	70
Sales of OREO	(124)	(289)
Balance at end of period	$2,911	$3,316

The following table presents the components of OREO expenses, net, for the three-month periods ended March 31, 2018 and 2017:

	For the Three Months Ended
	March 31,
(in thousands)	2018	2017
Gains on real estate, net	$(20)	$(30)
Fair value write-down, net	295	70
Expenses, net	148	169
Rental and other income	(38)	(35)
Total OREO expense, net	$385	$174

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

Management believes that the Corporation’s valuation techniques are appropriate and consistent with the techniques used by other market participants. However, the use of different methodologies and assumptions could result in a different estimate of fair values at the reporting date. The valuation techniques used by the Corporation to measure, on a recurring and non-recurring basis, the fair value of assets as of March 31, 2018 are discussed in the paragraphs that follow.

Investments – The investment portfolio is classified and accounted for based on the guidance of ASC Topic 320, Investments – Debt and Equity Securities.

The fair value of investments is determined using a market approach. As of March 31, 2018, the U.S. Government agencies, residential and commercial mortgage-backed securities, collateralized mortgage obligations, and state and political subdivisions bonds segments are classified as Level 2 within the valuation hierarchy. Their fair values were determined based upon market-corroborated inputs and valuation matrices, which were obtained through third party data service providers or securities brokers through which the Corporation has historically transacted both purchases and sales of investment securities.

The CDO segment, which consists of pooled trust preferred securities issued by banks, thrifts and insurance companies, is classified as Level 3 within the valuation hierarchy. At March 31, 2018, the Corporation owned 10 pooled trust preferred securities with an amortized cost of $19.7 million and a fair value of $16.0 million. The market for these securities at March 31, 2018 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive, as few CDOs have been issued since 2007. There are currently very few market participants who are willing to effect transactions in these securities. The market values for these securities or any securities other than those issued or guaranteed by the U.S. Department of the Treasury (the “Treasury”) are depressed relative to historical levels. Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue. Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (a) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at March 31, 2018, (b) an income valuation approach technique (i.e. present value) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than a market approach, and (c) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management relies on an independent third party to prepare both the evaluations of OTTI as well as the fair value determinations for its CDO portfolio. Management believes that the valuations are adequately reflected at March 31, 2018.

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

For Level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2018 and December 31, 2017, the significant unobservable inputs used in the fair value measurements were as follows:

(in thousands)	Fair Value at March 31, 2018	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:

Investment Securities – available for sale	$15,977	Discounted Cash Flow	Discount Rate	LIBOR+ 4.75%

Non-recurring:

Impaired Loans	$2,178	Market Comparable Properties	Marketability Discount	10.0% - 15.0% (1) (weighted avg 10.8%)

Other Real Estate Owned	$1,055	Market Comparable Properties	Marketability Discount	10.0% - 15.0% (1) (weighted avg 12.4%)

(in thousands)	Fair Value at December 31, 2017	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:

Investment Securities – available for sale	$14,920	Discounted Cash Flow	Discount Rate	Range of LIBOR+ 4.5% to 5.5%

Non-recurring:

Impaired Loans	$2,507	Market Comparable Properties	Marketability Discount	10.0% - 15.0% (1) (weighted avg 10.9%)

Other Real Estate Owned	$1,841	Market Comparable Properties	Marketability Discount	10.0% - 15.0% (1) (weighted avg 13.3%)

NOTE:

(1)	Range would include discounts taken since appraisal and estimated values
26

For assets measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2018 and December 31, 2017 are as follows:

		Fair Value Measurements at March 31, 2018 Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	03/31/18	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$28,861		$28,861
Commercial mortgage-backed agencies	$40,028		$40,028
Collateralized mortgage obligations	$38,889		$38,889
Obligations of states and political subdivisions	$21,849		$21,849
Collateralized debt obligations	$15,977			$15,977
Financial Derivatives	$1,388		$1,388
Non-recurring:
Impaired loans	$2,178			$2,178
Other real estate owned	$1,055			$1,055

		Fair Value Measurements at December 31, 2017 Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	12/31/2017	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$29,256		$29,256
Commercial mortgage-backed agencies	$40,891		$40,891
Collateralized mortgage obligations	$40,384		$40,384
Obligations of states and political subdivisions	$21,019		$21,019
Collateralized debt obligations	$14,920			$14,920
Financial Derivative	$781		$781
Non-recurring:
Impaired loans	$2,507			$2,507
Other real estate owned	$1,841			$1,841

There were no transfers of assets between any of the fair value hierarchy for the three-month periods ended March 31, 2018 or 2017.

The following tables show a reconciliation of the beginning and ending balances for fair valued assets measured on a recurring basis using Level 3 significant unobservable inputs for the three-month periods ended March 31, 2018 and 2017:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	Investment Securities Available for Sale
Beginning balance January 1, 2018	$14,920
Total gains realized/unrealized: Included in other comprehensive income	1,057
Ending balance March 31, 2018	$15,977

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale
Beginning balance January 1, 2017	$20,254
Total gains realized/unrealized: Included in other comprehensive income	103
Ending balance March 31, 2017	$20,357

Gains (realized and unrealized) included in earnings for the periods identified above are reported in the Consolidated Statement of Operations in Other Operating Income. There were no gains or losses included in earnings attributable to the change in realized/unrealized gains or losses related to the assets for the three- month periods ended March 31, 2018 and 2017.

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

The following tables present fair value information about financial instruments, whether or not recognized in the Consolidated Statement of Financial Condition, for which it is practicable to estimate that value. The actual carrying amounts and estimated fair values of the Corporation’s financial instruments that are included in the Consolidated Statement of Financial Condition are as follows:

	March 31, 2018		Fair Value Measurements
	Carrying	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$19,408	$19,408	$19,408
Interest bearing deposits in banks	1,818	1,818	1,818
Investment securities - AFS	145,604	145,604		$129,627	$15,977
Investment securities - HTM	91,878	91,335		81,993	9,342
Restricted bank stock	5,352	5,352		5,352
Loans, net [1]	927,023	914,502			914,502
Financial derivatives	1,388	1,388		1,388
Accrued interest receivable	3,909	3,909		3,909

Financial Liabilities:
Deposits – non-maturity	796,122	796,122		796,122
Deposits – time deposits	221,741	222,792		222,792
Short-term borrowed funds	55,210	55,210		55,210
Long-term borrowed funds	115,929	117,799		117,799
Accrued interest payable	410	410		410
Off balance sheet financial instruments	0	0	0

	December 31, 2017		Fair Value Measurements
	Carrying	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$82,273	$82,273	$82,273
Interest bearing deposits in banks	1,479	1,479	1,479
Investment securities - AFS	146,470	146,470		$131,550	$14,920
Investment securities - HTM	93,632	95,346		86,836	8,510
Restricted bank stock	5,204	5,204		5,204
Loans, net [1]	882,546	883,936			883,936
Financial derivative	781	781		781
Accrued interest receivable	3,814	3,814		3,814

Financial Liabilities:
Deposits- non-maturity	805,263	805,263		805,263
Deposits- time deposits	234,127	235,489		235,489
Short-term borrowed funds	48,845	48,845		48,845
Long-term borrowed funds	120,929	123,906		123,906
Accrued interest payable	453	453		453
Off balance sheet financial instruments	0	0	0

1 In accordance with the prospective adoption of Accounting Standards Update 2016-01, the fair value of loans at March 31, 2018 was measured using an exit price notion. The fair value of loans at December 31, 2017 was measured using an entry price notion.

Note 10 – Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive loss for the 12 months ended December 31, 2017 and the three-month periods ended March 31, 2018:

(in thousands)	Investment securities- with OTTI AFS	Investment securities- all other AFS	Investment securities- HTM	Cash Flow Hedge	Pension Plan	SERP	Total
Accumulated OCL, net:
Balance - January 1, 2017	$(2,368)	$(3,218)	$(1,354)	$422	$(14,232)	$(715)	$(21,465)
Other comprehensive income/(loss) before reclassifications	31	638	0	59	(445)	(82)	201
Amounts reclassified from accumulated other comprehensive loss	(121)	36	253	0	781	105	1,054
Reclassification of certain tax effects	(481)	(435)	(246)	101	(3,170)	(152)	(4,383)
Balance – December 31, 2017	$(2,939)	$(2,979)	$(1,347)	$582	$(17,066)	$(844)	$(24,593)
Other comprehensive income/(loss) before reclassifications	685	(1,085)	0	443	516	0	559
Amounts reclassified from accumulated other comprehensive loss	(40)	7	45	0	220	29	261
Balance – March 31, 2018	$(2,294)	$(4,057)	$(1,302)	$1,025	$(16,330)	$(815)	$(23,773)

The following tables present the components of comprehensive income for the three-month periods ended March 31, 2018 and 2017:

Components of Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the three months ended March 31, 2018
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$939	$(254)	$685
Less: accretable yield recognized in income	55	(15)	40
Net unrealized gains on investments with OTTI	884	(239)	645

Available for sale securities – all other:
Unrealized holding losses	(1,487)	402	(1,085)
Less: losses recognized in income	(9)	2	(7)
Net unrealized losses on all other AFS securities	(1,478)	400	(1,078)

Held to maturity securities:
Unrealized holding gains	0	0	0
Less: amortization recognized in income	(76)	31	(45)
Net unrealized gains on HTM securities	76	(31)	45

Cash flow hedges:
Unrealized holding gains	607	(164)	443

Pension Plan:
Unrealized net actuarial gain	707	(191)	516
Less: amortization of unrecognized loss	(300)	81	(219)
Less: amortization of transition asset	0	0	0
Less: amortization of prior service costs	(2)	1	(1)
Net pension plan liability adjustment	1,009	(273)	736

SERP:
Unrealized net actuarial loss	0	0	0
Less: amortization of unrecognized loss	(41)	11	(30)
Less: amortization of prior service costs	1	0	1
Net SERP liability adjustment	40	(11)	29
Other comprehensive income	$1,138	$(318)	$820

Components of Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the three months ended March 31, 2017
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$166	$(66)	$100
Less: accretable yield recognized in income	2	0	2
Net unrealized gains on investments with OTTI	164	(66)	98

Available for sale securities – all other:
Unrealized holding gains	122	(49)	73
Less: losses recognized in income	(9)	4	(5)
Net unrealized gains on all other AFS securities	131	(53)	78

Held to maturity securities:
Unrealized holding gains	0	0	0
Less: amortization recognized in income	(101)	40	(61)
Net unrealized gains on HTM securities	101	(40)	61

Cash flow hedges:
Unrealized holding gains	86	(34)	52

Pension Plan:
Unrealized net actuarial gain	53	(21)	32
Less: amortization of unrecognized loss	(264)	105	(159)
Less: amortization of transition asset	0	0	0
Less: amortization of prior service costs	(3)	0	(3)
Net pension plan liability adjustment	320	(126)	194

SERP:
Unrealized net actuarial loss	0	0	0
Less: amortization of unrecognized loss	(37)	14	(23)
Less: amortization of prior service costs	1	0	1
Net SERP liability adjustment	36	(14)	22
Other comprehensive income	$838	$(333)	$505

The following table presents the details of amount reclassified from accumulated other comprehensive loss for the three-month periods ended March 31, 2018 and 2017:

Amounts Reclassified from Accumulated Other Comprehensive Loss (in thousands)	For the three months ended March 31, 2018	For the three months ended March 31, 2017	Affected Line Item in the Statement Where Net Income is Presented
Net unrealized gains on investment securities with OTTI:
Accretable yield	$55	$2	Interest income on taxable investment securities
Taxes	(15)	0	Tax expense
	$40	$2	Net of tax
Net unrealized gains and (losses) on available for sale investment securities - all others:
Losses on sales	$(9)	$(9)	Net losses
Taxes	2	4	Tax benefit
	$(7)	$(5)	Net of tax
Net unrealized losses on held to maturity securities:
Amortization	$(76)	$(101)	Interest income on taxable investment securities
Taxes	31	40	Tax benefit
	$(45)	$(61)	Net of tax
Net pension plan liability adjustment:
Amortization of unrecognized loss	$(300)	(264)	Other Expense
Amortization of transition asset	0	0	Other Expense
Amortization of prior service costs	(2)	(3)	Salaries and employee benefits
Taxes	82	105	Tax benefit
	$(220)	$(162)	Net of tax
Net SERP liability adjustment:
Amortization of unrecognized loss	$(41)	(37)	Other Expense
Amortization of prior service costs	1	1	Salaries and employee benefits
Taxes	11	14	Tax benefit
	$(29)	$(22)	Net of tax

Total reclassifications for the period	$(261)	$(248)	Net of tax

Note 11 – Income Taxes

The reconciliation between the statutory federal income tax rate and effective income tax rate for the three-month periods ending March 31, 2018 and 2017 is as follows:

	March 31, 2018	March 31, 2017
Federal statutory rate	21.0%	35.0%
Tax-exempt income on securities and loans	(1.8)	(3.4)
Tax-exempt BOLI income	(1.9)	(3.5)
State income tax, net of federal tax benefit	5.3	4.4
Tax credits	(2.2)	(3.4)
Other	0.1	(0.5)
	20.5%	28.6%

Note 12 – Junior Subordinated Debentures and Restrictions on Dividends

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

$20.6 million—floating rate payable quarterly based on three-month LIBOR plus 275 basis points (4.93% at March 31, 2018), maturing in 2034, became redeemable five years after issuance at First United Corporation’s option.

$10.3 million—floating rate payable quarterly based on three-month LIBOR plus 275 basis points (4.93% at March 31, 2018) maturing in 2034, became redeemable five years after issuance at First United Corporation’s option.

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

Note 13 – Preferred Stock

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

Note 14 – Borrowed Funds

The following is a summary of short-term borrowings with original maturities of less than one year:

(Dollars in thousands)	Three months ended March 31, 2018	Year ended December 31, 2017
Short-term FHLB Advance:
Overnight borrowings, interest rate of 1.92% at March 31, 2018	$9,000	$0

Securities sold under agreements to repurchase:
Outstanding at end of period	$46,210	$48,845
Weighted average interest rate at end of period	0.04%	0.15%
Maximum amount outstanding as of any month end	$46,210	$58,438
Average amount outstanding	$45,879	$37,326
Approximate weighted average rate during the period	0.04%	0.19%

At March 31, 2018, the repurchase agreements were secured by $58.4 million in investment securities issued by government related agencies. A minimum of 102% of fair value is pledged against account balances.

The following is a summary of long-term borrowings with original maturities exceeding one year:

	March 31,	December 31,
(in thousands)	2018	2017
FHLB advances, bearing fixed interest at rates ranging from 1.54% to 3.02% at March 31, 2018	$85,000	$90,000
Junior subordinated debt, bearing variable interest rate of 4.93% at March 31, 2018	30,929	30,929
Total long-term debt	$115,929	$120,929

At March 31, 2018, the long-term FHLB advances were secured by $169.3 million in loans.

The contractual maturities of all long-term borrowings are as follows:

	March 31, 2018			December 31, 2017
(in thousands)	Fixed Rate	Floating Rate	Total	Total
Due in 2018	$15,000	$0	$15,000	$20,000
Due in 2019	20,000	0	20,000	20,000
Due in 2020	30,000	0	30,000	30,000
Due in 2021	20,000	0	20,000	20,000
Thereafter	0	30,929	30,929	30,929
Total long-term debt	$85,000	$30,929	$115,929	$120,929

Note 15 – Employee Benefit Plans

The following tables present the components of the net periodic pension plan cost for First United Corporation’s Defined Benefit Pension Plan (the “Pension Plan”) and the Bank’s Supplemental Executive Retirement Plan (“SERP”) for the periods indicated:

Pension	For the Three months ended
	March 31,
(in thousands)	2018	2017
Service cost	$81	$70
Interest cost	397	413
Expected return on assets	(810)	(751)
Amortization of transition asset	0	0
Amortization of net actuarial loss	300	264
Amortization of prior service cost	2	3
Net pension credit included in employee benefits and other expense	$(30)	$(1)

SERP	For the Three months ended
	March 31,
(in thousands)	2018	2017
Service cost	$28	$26
Interest cost	75	72
Amortization of recognized loss	41	37
Amortization of prior service cost	(1)	(1)
Net SERP expense included in employee benefits and other expense	$143	$134

The service cost component of net periodic benefit cost is included in salaries and benefits and all other components of net periodic benefit cost are included in other noninterest expense in the Consolidated Statement of Operations for the Company’s pension and SERP plans.

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

The Corporation will assess the need for future annual contributions to the pension plan based upon its funded status and an evaluation of the future benefits to be provided thereunder. No contributions were made to the pension plan during the first quarter of 2018. The Corporation expects to fund the annual projected benefit payments for the SERP from operations.

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

In January 2016, the Board of Directors of First United Corporation approved discretionary contributions to two Employer Accounts totaling $63,500. Each of the contributions had a two-year vesting period that ended at December 31, 2017. In January 2017, the Board approved discretionary contributions to four Employer Accounts totaling $112,780. Each of the contributions has a two-year vesting period. SERP Alternative expense of $14,089 was recorded in each of the three-month periods ended March 31, 2018 and 2017. In January 2018, the Board approved discretionary contributions to four Employer Accounts totaling $119,252. Each of the contributions has a two-year vesting period. SERP Alternative expense of $14,906 was recorded for the first three months of 2018.

Note 16 - Equity Compensation Plan Information

At the 2007 Annual Meeting of Shareholders, First United Corporation’s shareholders approved the First United Corporation Omnibus Equity Compensation Plan which authorized the issuance of up to 185,000 shares of common stock pursuant to the grant of stock options, stock appreciation rights, stock awards, stock units, performance units, dividend equivalents, and other stock-based awards to employees or directors. This plan expired by its terms during the second quarter of 2017.

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

Stock-based awards were made to non-employee directors in May 2017 pursuant to First United Corporation’s director compensation policy. Each director receives an annual retainer of 1,000 shares of First United Corporation common stock, plus $10,000 to be paid, at the director’s election, in cash or additional shares of common stock. In 2017, a total of 14,795 fully-vested shares of common stock were issued to directors, which had a fair market value of $14.48. Director stock compensation expense was $53,558 for the three months ended March 31, 2018 and $37,183 for the three months ended March 31, 2017.

Note 17 – Letters of Credit and Off Balance Sheet Liabilities

The Corporation does not issue any guarantees that would require liability recognition or disclosure other than the standby letters of credit issued by the Bank.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, the Bank’s letters of credit are issued with expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting these commitments.  The Bank had $2.7 million of outstanding standby letters of credit at March 31, 2018 and $2.6 million at December 31, 2017. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required by the letters of credit.  Management does not believe that the amount of the liability associated with guarantees under standby letters of credit outstanding at March 31, 2018 and December 31, 2017 is material.

Note 18 – Derivative Financial Instruments

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

In March 2016, the Corporation entered into four new interest rate swap contracts totaling $30.0 million notional amount, hedging future cash flows associated with floating rate trust preferred debt. These contracts are a three-year $5.0 million contract that matures on June 17, 2019, a five-year $5.0 million contract that matures on March 17, 2021, a seven-year $5.0 million contract that matures on March 17, 2023 and a 10-year $15.0 million contract maturing March 17, 2026.

The fair value of the interest rate swap contracts was $1.4 million and $.8 million at March 31, 2018 and December 31, 2017, respectively.

For the three months ended March 31, 2018, the Corporation recorded an increase in the value of the derivatives of $607 thousand and the related deferred tax of $164 thousand in net accumulated other comprehensive loss to reflect the effective portion of cash flow hedges. ASC Subtopic 815-30 requires this amount to be reclassified to earnings if the hedge becomes ineffective or is terminated. There was no hedge ineffectiveness recorded for the three months ending March 31, 2018. The Corporation does not expect any losses relating to these hedges to be reclassified into earnings within the next 12 months.

Interest rate swap agreements are entered into with counterparties that meet established credit standards and the Corporation believes that the credit risk inherent in these contracts is not significant as of March 31, 2018.

The table below discloses the impact of derivative financial instruments on the Corporation’s Consolidated Financial Statements for the three- months ended March 31, 2018 and 2017.

Derivative in Cash Flow Hedging Relationships
(in thousands)	Amount of gain or (loss) recognized in OCI on derivative (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion) (a)	Amount of gain or (loss) recognized in income or derivative (ineffective portion and amount excluded from effectiveness testing) (b)
Interest rate contracts:
Three months ended:
March 31, 2018	$443	$0	$0
March 31, 2017	52	0	0

Notes:

(a) Reported as interest expense

(b) Reported as other income

Note 19 – Variable Interest Entities (VIE)

As noted in Note 12, First United Corporation created the Trusts for the purposes of raising regulatory capital through the sale of mandatorily redeemable preferred capital securities to third party investors and common equity interests to First United Corporation. The Trusts are considered Variable Interest Entities (“VIEs”), but are not consolidated because First United Corporation is not the primary beneficiary of the Trusts. At March 31, 2018, the Corporation reported all of the $30.9 million of TPS Debentures issued to Trust I and Trust II as long-term borrowings and it reported its $.9 million equity interest in those Trusts as “Other Assets”.

In November 2009, the Bank became a 99.99% limited partner in Liberty Mews Limited Partnership (“Liberty Mews”), a Maryland limited partnership formed for the purpose of acquiring, developing and operating low-income housing units in Garrett County, Maryland. The Partnership was financed with a total of $10.6 million of funding, including a $6.1 million equity contribution from the Bank as the limited partner. Liberty Mews used the proceeds from these sources to purchase the land and construct a 36-unit low income housing rental complex at a total cost of $10.6 million. The total assets of Liberty Mews were approximately $8.5 million at March 31, 2018 and $8.6 million at December 31, 2017.

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

The Corporation’s tax expense for the three months ended March 31, 2018 was approximately $.2 million lower as a result of the impact of the tax credits and the tax losses relating to the partnership.

At March 31, 2018 and December 31, 2017, the Corporation included its total investment in Liberty Mews in “Other Assets” in its Consolidated Statement of Financial Condition. As of March 31, 2018, the Bank’s commitment in Liberty Mews was fully funded. The following table presents details of the Bank’s involvement with Liberty Mews at the dates indicated:

	March 31,	December 31,
(in thousands)	2018	2017
Investment in LIHTC Partnership
Carrying amount on Balance Sheet of:
Investment (Other Assets)	$2,391	$2,562
Maximum exposure to loss	2,391	2,562

Note 20 – Revenue Recognition

On January 1, 2018, the Corporation adopted Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (Topic 606) and all subsequent ASUs that modified Topic 606. As stated in Note 22, Adoption of New Accounting Standards and Effects of New Accounting Pronouncements, the implementation of the new standard did not have an impact on the measurement or recognition of revenue; as such, a cumulative effect adjustment to opening retained earnings was not deemed necessary.

Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. Topic 606 is applicable to noninterest revenue streams such as wealth management, including trust and brokerage services, service charges on deposit accounts, interchange fee income – debit card income and gains/losses on OREO sales. However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606. Noninterest revenue streams in-scope of Topic 606 are discussed below.

Wealth Management

Trust and asset management income is primarily comprised of fees earned from the management and administration of trusts and other customer assets. The Corporation’s performance obligation is generally satisfied over time and the resulting fees are recognized monthly, based upon the month-end market value of the assets under management and the applicable fee rate. Payment is generally received a few days after month end through a direct charge to customers’ accounts. Optional services such as real estate sales and tax return preparation services are also available to existing trust and asset management customers. The Corporation’s performance obligation for these transactional-based services is generally satisfied, and related revenue recognized, at a point in time (i.e., as incurred). Payment is received shortly after services are rendered.

Service Charges on Deposit Accounts

Service charges on deposit accounts consist of account analysis fees (i.e., net fees earned on analyzed business and public checking accounts), monthly service fees, check orders, and other deposit account related fees. The Corporation’s performance obligation for account analysis fees and monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Check orders and other deposit account related fees are largely transactional based, and therefore, the Corporation’s performance obligation is satisfied, and related revenue recognized, at a point in time. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts.

Interchange Fees – Debit Card Income

Fees, exchange, and other service charges are primarily comprised of debit and credit card income, ATM fees, merchant services income, and other service charges. Debit and credit card income is primarily comprised of interchange fees earned whenever the Corporation’s debit cards are processed through card payment networks such as Visa. ATM fees are primarily generated when a Corporation cardholder uses a non-Corporation ATM or a non-Corporation cardholder uses a Corporation ATM. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. Other service charges include revenue from processing wire transfers, bill pay service, cashier’s checks, and other services. The Corporation’s performance obligation for fees, exchange, and other service charges are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month.

Gains/Losses on Sale of OREO

The Corporation records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. The amount of the gain will be the difference between the carrying value of the OREO asset (which is the lower of cost or market) and the transaction price (formerly referred to as “sales price”) considering the impact of variable consideration at the time of the sale.  When the Corporation finances the sale of OREO to the buyer, the Corporation assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable.  Once these criteria are met, the OREO assets are derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer.  In determine the gain or loss on the sale, the Corporation adjusts the transaction prices and related gain/(loss) on sale if a significant financing component is present.

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2018 and 2017.

	Three months ended
	March 31,	March 31,
(in thousands)	2018	2017
Noninterest income
In-scope of Topic 660:
Service charges	$792	$735
Trust department	1,664	1,515
Debit card income	553	556
Brokerage commissions	245	213
Noninterest income (in-scope of Topic 660)	3,254	3,019
Noninterest income (out-of-scope of Topic 660)	422	445
Total Noninterest Income	$3,676	$3,464

Note 21 – Assets and Liabilities Subject to Enforceable Master Netting Arrangements

Interest Rate Swap Agreements (“Swap Agreements”)

The Corporation has entered into interest rate swap agreements to modify the re-pricing characteristics of certain interest-bearing liabilities as a part of managing interest rate risk. The swap agreements have been designated as cash flow hedges, and accordingly, the fair value of the interest rate swap contracts is reported in Other Liabilities on the Consolidated Statement of Financial Condition. The swap agreements were entered into with a third party financial institution. The Corporation is party to master netting arrangements with its financial institution counterparty; however, the Corporation does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, in the form of cash and investment securities, are pledged by the Corporation as the counterparty with net liability positions in accordance with contract thresholds. See Note 18 to the Consolidated Financial Statements for more information.

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

The following table presents the liabilities subject to an enforceable master netting arrangement or repurchase agreements at March 31, 2018 and December 31, 2017.

				Gross Amounts Not Offset in the Statement of Condition
(In thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Condition	Net Amounts of Liabilities Presented in the Statement of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
March 31, 2018
Interest Rate Swap Agreements	$(1,388)	$0	$(1,388)	$1,388	$0	$0

Repurchase Agreements	$46,210	$0	$46,210	$(46,210)	$0	$0
December 31, 2017
Interest Rate Swap Agreements	$(781)	$0	$(781)	$781	$0	$0

Repurchase Agreements	$48,845	$0	$48,845	$(48,845)	$0	$0

Note 22 – Adoption of New Accounting Standards and Effects of New Accounting Pronouncements

In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842). This update is to provide improvements of transparency and comparability by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing transactions. This update also provides an optional practical expedient that affects entities with land easements that existed or expired before an entity’s adoption of Topic 842, provided that the entity does not account for those land easements as leases under Topic 840. ASU 2018-01 amendments affect the amendments in ASU 2016-02, which are not yet effective. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in ASU 2016-02. The Corporation is evaluating the provisions of ASU 2018-01 but believes that its adoption will not have a material impact on the Corporation’s financial condition or results of operations.

In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842). ASU 2017-13 amends guidance on ASU 2014-09, Revenue from Contracts with Customers. ASU 2017-13 is effective for public business entities that are SEC filers for annual periods beginning after December 15, 2017, and interim periods within those annual periods, and for all other entities for annual periods beginning after December 15, 2018 and interim reporting periods within annual reporting periods within annual reporting periods beginning after December 15, 2019. The Corporation adopted ASU 2017-13 effective January 1, 2018 and the adoption did not have an impact on the Corporation’s financial condition or results of operations. See Note 20 – Revenue Recognition for more details.

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

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Under the new guidance, employers are required to present the service cost component of the net periodic benefit cost in the same income statement line item (e.g., Salaries and Benefits) as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. Employers will present the other components of net periodic benefit cost separately (e.g., Other Noninterest Expense) from the line item that includes the service cost. ASU 2017-07 is effective for interim and annual reporting periods beginning after December 15, 2017. Employers will apply the guidance on the presentation of the components of net periodic benefit cost in the income statement retrospectively. The guidance limiting the capitalization of net periodic benefit cost in assets to the service cost component will be applied prospectively. The Corporation adopted ASU 2017-07 on January 1, 2018. The adoption did not have a material impact on the Company’s Consolidated Financial Statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses the following eight specific cash flow issues: (a) debt prepayment or debt extinguishment costs; (b) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (c) contingent consideration payments made after a business combination; (d) proceeds from the settlement of insurance claims; (e) proceeds from the settlement of corporate-owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)); (f) distributions received from equity method investees; (g) beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The amendments in this Update apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under Topic 230. ASU 2016-15 is effective for public business entities for annual periods beginning after December 15, 2017, and interim periods within those annual periods, and for all other entities for annual periods beginning after December 15, 2018 and interim periods within annual periods beginning after December 15, 2019 with early adoption permitted. The Corporation adopted ASU 2016-15 on January 1, 2018. The adoption did not have an impact on the Corporation’s statement of cash flows.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10). This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments by making targeted improvements to GAAP as follows: (1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (3) eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (4) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (5) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (6) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (7) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (8) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The adoption of ASU 2016-01 on January 1, 2018 did not have a material impact on the Corporation’s financial condition or results of operations. In accordance with (5) above, the Corporation measured the fair value of its loan portfolio as of March 31, 2018 using an exit price notion (see Note 9, Fair Value of Financial Instruments).

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which establishes a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries. ASU 2014-09 specifies that an entity shall recognize revenue when, or as, the entity satisfies a performance obligation by transferring a promised good or service (i.e. an asset) to a customer. An asset is transferred when, or as, the customer obtains control of the asset. Entities are required to disclose qualitative and quantitative information on the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for us on January 1, 2018. We have elected to implement using the modified retrospective application, with the cumulative effect recorded as an adjustment to opening retained earnings at January 1, 2018. There was no cumulative effect adjustment required upon adoption. Financial instruments which are the sources of the majority of our operating revenue are excluded from the scope of this amended guidance, which includes interest income and securities gains/losses. The following revenue streams were identified to be in scope of ASC 606: Wealth Management, includes trust and brokerage services, service charges on deposit accounts, interchange fee income – debit card income and gains/losses on sale of OREO.  The Corporation adopted ASU 2014-09 on January 1, 2018 and did not identify any significant changes in the timing of revenue recognition when considering the amended accounting guidance.

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

At March 31, 2018, the Corporation’s total assets were $1.3 billion, net loans of $927.0 million, and deposits of $1.0 billion. Shareholders’ equity at March 31, 2018 was $111.1 million.

The Corporation maintains an Internet site at www.mybank.com on which it makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC.

ESTIMATES AND CRITICAL ACCOUNTING POLICIES

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. (See Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of Part II of First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017). On an on-going basis, management evaluates estimates, including those related to loan losses and intangible assets, other-than-temporary impairment (“OTTI”) of investment securities, income taxes, fair value of investments and pension plan assumptions. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

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

Goodwill and Other Intangible Assets

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles - Goodwill and Other, establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill.  The $11.0 million recorded as goodwill at March 31, 2018 is primarily related to the Bank’s 2003 acquisition of Huntington National Bank branches and is not subject to periodic amortization.

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

Pension Plan Assumptions

Our pension plan costs are calculated using actuarial concepts, as discussed within the requirements of ASC Topic 715, Compensation – Retirement Benefits. Pension expense and the determination of our projected pension liability are based upon two critical assumptions: (a) the discount rate; and (b) the expected return on plan assets. We evaluate each of these critical assumptions annually. Other assumptions impact the determination of pension expense and the projected liability including the primary employee demographics, such as retirement patterns, employee turnover, mortality rates, and estimated employer compensation increases. These factors, along with the critical assumptions, are carefully reviewed by management each year in consultation with our pension plan consultants and actuaries. Further information about our pension plan assumptions, the plan’s funded status, and other plan information is included in Note 15 to the consolidated financial statements presented elsewhere in this report.

SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data for the three-month periods ended March 31, 2018 and 2017 and is qualified in its entirety by the detailed information and unaudited financial statements, including the notes thereto, included elsewhere in this quarterly report.

	As of or for the Three months ended March 31,
	2018	2017
Per Share Data
Basic and diluted net income per common share	$0.35	$0.22
Basic and diluted book value per common share	$15.73	$14.87

Significant Ratios
Return on Average Assets (a)	0.76%	0.61%
Return on Average Equity (a)	9.13%	7.00%
Average Equity to Average Assets	8.34%	8.71%

Note: (a) Annualized

RESULTS OF OPERATIONS

Overview

Consolidated net income available to common shareholders was $2.5 million for the first three months of 2018, compared to $1.4 million for the same period of 2017. Basic and diluted net income per common share for the first three months of 2018 were both $.35, compared to basic and diluted net income per common share of $.22 for the same period of 2017. The increase in earnings was primarily due to an increase in net interest income of $1.2 million, an increase of $.2 million in wealth management income, a $.2 million decrease in provision for loan loss expense, a decrease of $.5 million in preferred stock dividends due to the redemptions of the Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) in March and November 2017, offset by a $.6 million increase in salaries and benefits attributable to new hires in late 2017 and the first quarter of 2018, a $.2 million increase in life and health insurance related to increased claims in the first quarter of 2018, an increase of $.2 million in equipment, occupancy and data processing expenses in the first quarter of 2018, an increase in other real estate owned (“OREO”) expenses due to valuation allowance write-downs on properties in the first quarter of 2018 and an increase in other miscellaneous expenses such as legal and professional, contract labor and miscellaneous loan fees. The net interest margin for the first three months of 2018, the year ended December 31, 2017 and the first three months of 2017, on a fully tax equivalent (“FTE”) basis, was 3.68%, 3.37% and 3.27%, respectively.

The provision for loan losses was $.4 million for the three months ended March 31, 2018 and $.6 million for the three months ended March 31, 2017. The reduction in provision expense for the first three months of 2018 was primarily driven by a reduction of historical loss factors due to the continued improvement of the loan portfolio. Specific allocations have been made for impaired loans where management has determined that the collateral supporting the loans is not adequate to cover the loan balance, and the qualitative factors affecting the ALL have been adjusted based on the current economic environment and the characteristics of the loan portfolio.

Net interest income increased $1.2 million when comparing the three months ended March 31, 2018 and March 31, 2017. Interest income, when comparing these same periods, increased $1.0 million due primarily to increased interest and fees on the loan portfolio from loans repricing at higher rates, new loans booked at higher rates as well as the collection of interest and late charges on a payoff of a commercial non-accrual loan.

Interest expense on our interest-bearing liabilities decreased by $.2 million during the three months ended March 31, 2018 when compared to the same period of 2017 due primarily to a $13.2 million reduction in average long-term borrowings that resulted from the repayment of two FHLB advances totaling $5.0 million at their maturity in January 2018 and the repayment of $10.8 million of TPS Debentures held by Trust III in March 2017. These decreases were offset slightly by increased interest expense on deposits as we offered product specials and increased pricing for the full relationship customer.

Other operating income increased $.2 million during the first three months of 2018 when compared to the same period of 2017. This increase was primarily attributable to increased wealth management income. Net gains and increased BOLI and service charge income were offset by slight declines in debit card and other income.

Operating expenses increased $1.2 million in the first three months of 2018 when compared to the same period of 2017. The increase was due primarily to a $.6 million increase in salaries and benefits attributable to new hires in late 2017 and the first quarter of 2018, a $.2 million increase in life and health insurance related to increased claims in the first quarter of 2018, an increase of $.2 million in equipment, occupancy and data processing expenses, an increase in OREO expenses due to valuation allowance write-downs on properties in the first quarter of 2018 and an increase in other miscellaneous expenses such as legal and professional, contract labor and miscellaneous loan fees.

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

The following table sets forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the three-month periods ended March 31, 2018 and 2017:

	Three months ended March 31,
	2018			2017
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Assets
Loans	$907,968	$10,493	4.69%	$892,594	$9,657	4.39%
Investment Securities:
Taxable	219,143	1,447	2.68%	217,883	1,300	2.42%
Non taxable	18,789	425	9.17%	17,122	370	8.76%
Total	237,932	1,872	3.17%	235,005	1,670	2.88%
Federal funds sold	34,385	125	1.47%	42,203	75	0.72%
Interest-bearing deposits with other banks	2,654	5	0.69%	2,370	2	0.34%
Other interest earning assets	5,048	66	5.30%	5,209	67	5.22%
Total earning assets	1,187,987	12,561	4.28%	1,177,381	11,471	3.95%
Allowance for loan losses	(10,564)			(10,319)
Non-earning assets	138,358			150,107
Total Assets	$1,315,781			$1,317,169

Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$173,155	$29	0.07%	$168,622	$27	0.06%
Interest-bearing money markets	222,994	155	0.28%	232,341	101	0.19%
Savings deposits	160,208	44	0.11%	152,636	43	0.11%
Time deposits: Less than $100k	110,274	263	0.98%	117,524	287	0.99%
$100k or more	117,337	365	1.26%	119,033	310	1.06%
Short-term borrowings	47,179	30	0.25%	32,706	16	0.20%
Long-term borrowings	117,540	894	3.08%	130,771	1,174	3.64%
Total interest-bearing liabilities	948,687	1,780	0.76%	953,633	1,958	0.84%
Non-interest-bearing deposits	238,459			226,929
Other liabilities	18,816			21,884
Shareholders’ Equity	109,819			114,723
Total Liabilities and Shareholders’ Equity	$1,315,781			$1,317,169
Net interest income and spread		$10,781	3.52%		$9,513	3.11%
Net interest margin			3.68%			3.27%

Note:

(1)	The above table reflects the average rates earned or paid stated on an FTE basis assuming a 21% tax rate for 2018 and a 35% tax rate for 2017. Non-GAAP interest income on a fully taxable equivalent was $199 and $144, respectively.
(2)	Net interest margin is calculated as net interest income divided by average earning assets.
(3)	The average yields on investments are based on amortized cost.

Net interest income, on an FTE basis, increased $1.3 million (13.3%) during the first three months of 2018 over the same period in 2017 due to a $1.1 million (9.5%) increase in interest income and a $.2 million (9.1%) decrease in interest expense. The net interest margin for the first three months of 2018 was 3.68%, compared to 3.27% for the first three months of 2017.

Comparing the first three months of 2018 to the same period of 2017, the increase in interest income was due to increases of $.8 million in interest and fees on loans and $.2 million in interest income on investments. The increase in interest and fees on loans was due primarily to an increase in the rate earned of 30 basis points attributable to loans repricing, new loans booked at higher rates and increased balances related to the purchases of a $10.0 million student loan pool and a $15.0 million pool of 1-4 family mortgage loans. The increase in investment interest income was due primarily to an increase in the rate earned of 29 points related to the CDO portfolio.

Interest expense on our interest-bearing liabilities decreased by $.2 million during the three months ended March 31, 2018 when compared to the same period of 2017 due primarily to a $13.2 million reduction in average long-term borrowings that resulted from the repayment of two FHLB advances totaling $5.0 million at their maturity in January 2018 and the repayment of $10.8 million of TPS Debentures held by Trust III in March 2017. These decreases were offset slightly by increased interest expense on deposits as we offered product specials and increased pricing on the full relationship customer.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense for our average interest-earning assets and average interest-bearing liabilities for the three-month periods ended March 31, 2018 and 2017:

	2018 Compared to 2017
(in thousands and tax equivalent basis)	Volume	Rate	Net
Interest Income:
Loans	$166	$670	$836
Taxable Investments	8	139	147
Non-taxable Investments	36	19	55
Federal funds sold	(14)	64	50
Other interest earning assets	1	1	2
Total interest income	197	893	1,090

Interest Expense:
Interest-bearing demand deposits	1	1	2
Interest-bearing money markets	(4)	58	54
Savings deposits	2	(1)	1
Time deposits less than $100	(18)	(6)	(24)
Time deposits $100 or more	(4)	59	55
Short-term borrowings	7	7	14
Long-term borrowings	(119)	(161)	(280)
Total interest expense	(135)	(43)	(178)

Net interest income	$332	$936	$1,268

Note:

(1)	The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

The provision for loan losses was $.4 million for the three months ended March 31, 2018 and $.6 million for the three months ended March 31, 2017. The reduction in provision expense for the first three months of 2018 was primarily driven by a reduction of historical loss factors due to the continued improvement of the loan portfolio. Management evaluates the ALL to ensure that it reflects a level commensurate with the risk inherent in our loan portfolio.

Other Operating Income

Other operating income, exclusive of gains, increased $.2 million during the first three months of 2018 when compared to the same period of 2017. This increase was primarily attributable to increased wealth management income. Increased BOLI and service charge income were offset by slight declines in debit card and other income.

Net gains of $34 thousand were reported in other income for the first three months of 2018, compared to net gains of $5 thousand during the same period of 2017.

The following table shows the major components of other operating income for the three-month periods ended March 31, 2018 and 2017, exclusive of net gains:

	Income as % of Total Other Operating Income
	For the Three months ended
	March 31,
	2018		2017
Service charges	$792	22%	$735	21%
Trust department	1,664	45%	1,515	44%
Debit card Income	553	15%	556	16%
Bank owned life insurance	299	8%	309	9%
Brokerage commissions	245	7%	213	6%
Other income	123	3%	136	4%
	$3,676	100%	$3,464	100%

Other Operating Expenses

Operating expenses increased $1.2 million in the first three months of 2018 when compared to the same period of 2017. The increase was due primarily to a $.6 million increase in salaries and benefits attributable to new hires in late 2017 and the first quarter of 2018, a $.2 million increase in life and health insurance related to increased claims in the first quarter of 2018, an increase of $.2 million in equipment, occupancy and data processing expenses in the first quarter of 2018, an increase in OREO expenses due to valuation allowance write-downs on properties in the first quarter of 2018 and an increase in other miscellaneous expenses such as legal and professional, contract labor and miscellaneous loan fees.

The composition of other operating expenses for the three-month periods ended March 31, 2018 and 2017 is illustrated in the following table:

	Expense as % of Total Other Operating Expenses
	For the Three months ended
	March 31,
	2018		2017
Salaries and employee benefits	$5,919	55%	$5,303	56%
FDIC premiums	133	1%	84	3%
Occupancy, equipment and data processing	2,253	21%	2,068	20%
Professional Services	336	3%	253	3%
Other real estate owned	385	4%	174	2%
Other	1,665	16%	1,574	16%
	$10,691	100%	$9,456	100%

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

The effective tax rate for the first three months of 2018 was 20.5%, compared to an effective tax rate of 28.6% for the first three months of 2017. The decrease in the effective rate was due to the enactment of The Tax Cuts and Jobs Act on December 22, 2017 which reduced the U.S. federal income tax rate for C Corporations from 35% to 21%. This reduction will continue to affect future periods.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets at March 31, 2018 remained unchanged at $1.3 billion when compared to December 31, 2017. During the first three months of 2018, cash and interest-bearing deposits in other banks decreased $62.5 million, the investment portfolio decreased $2.6 million and gross loans increased $45.0 million. Premises and equipment increased $1.7 million due to bank-wide building renovation projects associated with our new brand efforts. Total liabilities remained steady at $1.2 billion, although deposits decreased $21.5 million and long-term borrowings decreased by $5.0 million due to the repayment of two FHLB advances in the first quarter of 2018. These decreases were offset by a $6.4 million increase in short-term borrowings in the first quarter of 2018. The increase in short-term borrowings was due to a $9.0 million increase in overnight borrowings, offset by a $2.6 million decrease in our Treasury Management product.

Loan Portfolio

The following table presents the composition of our loan portfolio at the dates indicated:

(dollars in thousands)	March 31, 2018		December 31, 2017
Commercial real estate	$296,796	32%	$283,162	32%
Acquisition and development	107,295	11%	110,530	12%
Commercial and industrial	81,647	9%	76,723	8%
Residential mortgage	418,445	45%	398,648	45%
Consumer	33,310	3%	23,455	3%
Total Loans	$937,493	100%	$892,518	100%

Comparing March 31, 2018 to December 31, 2017, outstanding loans increased by $45.0 million (5.0%). Commercial real estate (“CRE”) loans increased $13.6 million due primarily to several new large relationships in the first quarter of 2018. Acquisition and development (“A&D”) loans decreased $3.2 million. Commercial and industrial (“C&I”) loans increased $4.9 million. Residential mortgages increased $19.8 million primarily to the purchase of a $15.0 million 1-4 family mortgage pool in February 2018, in house growth continues in our professional program, offset slightly by amortization on existing balances. The consumer portfolio increased $9.9 million due to the purchase of a $10.0 million student loan pool in the first quarter of 2018. Approximately 28% of the commercial loan portfolio was collateralized by real estate at both March 31, 2018, and December 31, 2017.

Risk Elements of Loan Portfolio

The following table presents the risk elements of our loan portfolio at the dates indicated. Management is not aware of any potential problem loans other than those listed in this table or discussed below.

(dollars in thousands)	March 31, 2018	% of Applicable Portfolio	December 31, 2017	% of Applicable Portfolio
Non-accrual loans:
Commercial real estate	$1,967	0.66%	$4,453	1.60%
Acquisition and development	167	0.16%	211	0.20%
Commercial and industrial	26	0.03%	378	0.50%
Residential mortgage	2,116	0.53%	2,046	0.50%
Consumer	25	0.08%	30	0.10%
Total non-accrual loans	$4,301	0.46%	$7,118	0.80%

Accruing Loans Past Due 90 days or more:
Commercial real estate	$0		$0
Acquisition and development	0		144
Commercial and industrial	5		6
Residential mortgage	91		430
Consumer	12		15
Total loans past due 90 days or more	$108		$595

Total non-accrual and accruing loans past due 90 days or more	$4,409		$7,713

Restructured Loans (TDRs):
Performing	$5,006		$5,121
Non-accrual (included above)	246		834
Total TDRs	$5,252		$5,955

Other real estate owned	$9,514		$10,141

Impaired loans without a valuation allowance	$9,252		$12,317
Impaired loans with a valuation allowance	2,792		2,634
Total impaired loans	$12,044		$14,951

Valuation allowance related to impaired loans	$821		$362

Performing loans considered to be impaired (including performing troubled debt restructurings, or TDRs), as defined and identified by management, amounted to $7.7 million at March 31, 2018 and $7.8 million at December 31, 2017. Loans are identified as impaired when, based on current information and events, management determines that we will be unable to collect all amounts due according to contractual terms. These loans consist primarily of A&D loans and CRE loans. The fair values are generally determined based upon independent third- party appraisals of the collateral or discounted cash flows based upon the expected proceeds. Specific allocations have been made where management believes there is insufficient collateral to repay the loan balance if liquidated and there is no secondary source of repayment available.

The following table presents the details of impaired loans that are TDRs by class at March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Performing
Commercial real estate
Non owner-occupied	3	$366	3	$370
All other CRE	2	2,651	2	2,685
Acquisition and development
1-4 family residential construction	1	527	1	527
All other A&D	1	236	1	238
Commercial and industrial	0	0	0	0
Residential mortgage
Residential mortgage – term	7	1,226	8	1,301
Residential mortgage – home equity	0	0	0	0
Consumer	0	0	0	0
Total performing	14	$5,006	15	$5,121

Non-accrual
Commercial real estate
Non owner-occupied	0	$0	0	$0
All other CRE	0	0	2	583
Acquisition and development
1-4 family residential construction	0	0	0	0
All other A&D	0	0	0	0
Commercial and industrial	0	0	0	0
Residential mortgage
Residential mortgage – term	2	246	2	251
Residential mortgage – home equity	0	0	0	0
Consumer	0	0	0	0
Total non-accrual	2	246	4	834
Total TDRs	16	$5,252	19	$5,955

The level of TDRs decreased $.7 million during the three months ended March 31, 2018. There were two non-accrual loans totaling $.6 million that paid off during the three months ended March 31, 2018 and one performing TDR that moved to OREO. Additionally, $.1 million in net principal payments were received during the same time period.

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

The following table presents a summary of the activity in the ALL for the three months ended March 31:

(dollars in thousands)	2018	2017
Balance, January 1	$9,972	$9,918
Charge-offs:
Commercial real estate	0	(429)
Acquisition and development	(91)	(18)
Commercial and industrial	0	(33)
Residential mortgage	(154)	(148)
Consumer	(68)	(84)
Total charge-offs	(313)	(712)
Recoveries:
Commercial real estate	59	5
Acquisition and development	214	11
Commercial and industrial	18	1,455
Residential mortgage	38	220
Consumer	35	77
Total recoveries	364	1,768
Net credit recoveries	51	1,056
Provision for loan losses	447	609
Balance at end of period	$10,470	$11,583

Allowance for loan losses to gross loans outstanding (as %)	1.12%	1.29%
Net recoveries to average loans outstanding during the period, annualized (as %)	0.02%	0.47%

The ALL was $10.5 million at March 31, 2018 and $10.0 million at December 31, 2017. The provision for loan losses for the first three months of 2018 was $.4 million, compared to $.6 million for the first three months of 2017. Net recoveries of $51 thousand were recorded for the three months ended March 31, 2018, compared to $1.1 million for the three months ended March 31, 2017. The ratio of the ALL to loans outstanding was 1.12% at both March 31, 2018 and December 31, 2017, and 1.29% at March 31, 2017.

The ratio of net recoveries to average loans for the three months ended March 31, 2018 was an annualized .02%, compared to .47% for the same period in 2017 and a net charge-off to average loans of .28% for the year ended December 31, 2017. The CRE portfolio had an annualized net recovery rate of .08% as of March 31, 2018, compared to a net charge-off rate of 1.43% as of December 31, 2017. The A&D loans had an annualized net recovery rate of .47% as of March 31, 2018, compared to .11% as of December 31, 2017. The C&I loans had a net recovery rate of .09% as of March 31, 2018, compared to 2.21% as of December 31, 2017. The reduction in recoveries in the C&I portfolio in 2018 was due to a large recovery on a loan on an ethanol plant in the first quarter of 2017 that had been charged off in prior years. The residential mortgage ratios were a net charge-off rate of .11% as of March 31, 2018, compared to .01% as of December 31, 2017, and the consumer loan ratios were net charge-off rates of .46% and .53% as of March 31, 2018 and December 31, 2017, respectively.

Management believes that the ALL at March 31, 2018 is adequate to provide for probable losses inherent in our loan portfolio. Amounts that will be recorded for the provision for loan losses in future periods will depend upon trends in the loan balances, including the composition of the loan portfolio, changes in loan quality and loss experience trends, potential recoveries on previously charged-off loans and changes in other qualitative factors. Management also applies interest rate risk, collateral value and debt service sensitivity analyses to the Commercial real estate loan portfolio and obtains new appraisals on specific loans under defined parameters to assist in the determination of the periodic provision for loan losses.

Investment Securities

At March 31, 2018, the total amortized cost basis of the available-for-sale investment portfolio was $153.3 million, compared to a fair value of $145.6 million. Unrealized gains and losses on securities available-for-sale are reflected in accumulated other comprehensive loss, a component of shareholders’ equity. The amortized cost basis of the held to maturity portfolio was $91.9 million, compared to a fair value of $91.3 million.

The following table presents the composition of our securities portfolio at amortized cost and fair values at the dates indicated:

	March 31, 2018			December 31, 2017
	Amortized	Fair Value	FV as %	Amortized	Fair Value	FV as %
(dollars in thousands)	Cost	(FV)	of Total	Cost	(FV)	of Total
Securities Available-for-Sale:
U.S. government agencies	$30,000	$28,861	20%	$30,000	$29,256	20%
Commercial mortgage-backed agencies	41,431	40,028	27%	41,771	40,891	28%
Collateralized mortgage obligations	40,229	38,889	27%	41,298	40,384	28%
Obligations of state and political subdivisions	21,915	21,849	15%	20,772	21,019	14%
Collateralized debt obligations	19,706	15,977	11%	19,711	14,920	10%
Total available for sale	$153,281	$145,604	100%	$153,552	$146,470	100%
Securities Held to Maturity:
U.S. government agencies	$15,911	$16,027	18%	$15,876	$16,323	17%
Residential mortgage-backed agencies	46,312	45,108	49%	47,771	47,442	50%
Commercial mortgage-backed agencies	17,090	16,990	19%	17,288	17,518	18%
Collateralized mortgage obligations	4,055	3,868	4%	4,187	4,118	4%
Obligations of state and political subdivisions	8,510	9,342	10%	8,510	9,945	11%
Total held to maturity	$91,878	$91,335	100%	$93,632	$95,346	100%

Total investment securities available-for-sale decreased slightly by $.3 million since December 31, 2017. At March 31, 2018, the securities classified as available-for-sale included a net unrealized loss of $7.7 million, which represents the difference between the fair value and amortized cost of securities in the portfolio.

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

Approximately $129.6 million of the available-for-sale portfolio was valued using Level 2 pricing and had net unrealized losses of $3.9 million at March 31, 2018. The remaining $16.0 million of the securities available-for-sale represents the entire CDO portfolio, which was valued using significant unobservable inputs (Level 3 assets). The $3.7 million in net unrealized losses associated with this portfolio relates to 10 pooled trust preferred securities that comprise the CDO portfolio. Net unrealized losses of $2.5 million represent non-credit related OTTI charges on eight of the securities, while $1.2 million of unrealized losses relates to two securities which have had no credit related OTTI.

The following table provides a summary of the trust preferred securities in the CDO portfolio and the credit status of these securities as of March 31, 2018:

Level 3 Investment Securities Available for Sale

(Dollars in Thousands)

Investment Description		First United Level 3 Investments				Security Credit Status
							Deferrals/			Collateral
							Defaults as			Support as	Number of
					Lowest		% of			% of	Performing
		Amortized	Fair Market	Unrealized	Credit	Original	Original	Performing	Collateral	Performing	Issuers/Total
Deal	Class	Cost	Value	Gain/(Loss)	Rating	Collateral	Collateral	Collateral	Support	Collateral	Issuers
Preferred Term Security XI*	B-1	1,354	1,067	(287)	C	635,775	13.61%	369,625	(13,073)	-3.54%	42 / 51
Preferred Term Security XVIII*	C	1,946	1,349	(597)	C	676,565	14.83%	310,546	(293)	-0.09%	44 / 60
Preferred Term Security XVIII	C	2,792	2,023	(769)	C	676,565	14.83%	310,546	(293)	-0.09%	44 / 60
Preferred Term Security XIX*	C	1,797	1,631	(166)	C	700,535	5.71%	499,906	15,797	3.16%	52 / 59
Preferred Term Security XIX*	C	1,070	979	(91)	C	700,535	5.71%	499,906	15,797	3.16%	52 / 59
Preferred Term Security XIX*	C	2,468	2,283	(185)	C	700,535	5.71%	499,906	15,797	3.16%	52 / 59
Preferred Term Security XIX*	C	1,072	979	(93)	C	700,535	5.71%	499,906	15,797	3.16%	52 / 59
Preferred Term Security XXII*	C-1	1,526	1,264	(262)	C	1,386,600	11.97%	889,324	48,292	5.43%	63 / 77
Preferred Term Security XXII*	C-1	3,814	3,160	(654)	C	1,386,600	11.97%	889,324	48,292	5.43%	63 / 77
Preferred Term Security XXIII	C-1	1,867	1,242	(625)	C	1,467,000	15.47%	860,233	61,199	7.11%	84 / 99

Total Level 3 Securities Available for Sale		19,706	15,977	(3,729)

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

The market for these securities as of March 31, 2018 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive, as no new CDOs have been issued since 2007. There are currently very few market participants who are willing to effect transactions in these securities. The market values for these securities, or any securities other than those issued or guaranteed by the U.S. Department of the Treasury (the “Treasury”), are very depressed relative to historical levels. Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue. Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (a) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at March 31, 2018, (b) an income valuation approach technique (i.e. present value) that maximizes the use of relevant unobservable inputs and minimizes the use of observable inputs will be equally or more representative of fair value than a market approach, and (c) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management relies on an independent third party to prepare both the evaluations of OTTI and the fair value determinations for the CDO portfolio. Management does not believe that there were any material differences in the OTTI evaluations and pricing between December 31, 2017 and March 31, 2018.

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

Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that no securities had credit-related OTTI during the first three months of 2018.

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

Deposits

The following table presents the composition of our deposits at the dates indicated:

(dollars in thousands)	March 31, 2018		December 31, 2017
Non-interest bearing demand deposits:
Retail	$246,265	24.2%	$249,694	24.0%
Brokered / ICS	2,770	0.3%	2,355	0.3%
Interest-bearing deposits:
Demand	171,537	16.9%	171,742	16.5%
Money Market:
Retail	164,648	16.2%	165,276	15.9%
Brokered/ICS	46,869	4.6%	58,413	5.6%
Savings deposits	164,033	16.1%	157,783	15.2%
Time deposits less than $100,000:
Retail	103,044	10.1%	107,238	10.3%
Brokered/CDARS	490	0.0%	358	0.0%
Time deposits $100,000 or more:
Retail	115,994	11.4%	124,488	12.0%
Brokered/CDARS	2,213	0.2%	2,043	0.2%
Total Deposits	$1,017,863	100%	$1,039,390	100%

Total deposits decreased $21.5 million during the first three months of 2018 when compared to deposits at December 31, 2017. During the first three months of 2018, non-interest bearing deposits decreased $3.0 million. Traditional savings accounts increased $6.3 million due to continued growth in our Prime Saver product. Total demand deposits decreased $.2 million and total money market accounts decreased $12.2 million due to decreased balances in our ICS money market account relating to the re-allocation of cash in our trust accounts. Time deposits less than $100,000 decreased $4.1 million and time deposits greater than $100,000 decreased $8.3 million. The decrease in time deposits greater than $100,000 was due to the maturity of one large certificate of deposit for a municipality in the first quarter of 2018.

Borrowed Funds

The following table presents the composition of our borrowings at the dates indicated:

	March 31,	December 31,
(in thousands)	2018	2017
Fed Funds Purchased	$9,000	$0
Securities sold under agreements to repurchase	46,210	48,845
Total short-term borrowings	$55,210	$48,845

FHLB advances	$85,000	$90,000
Junior subordinated debt	30,929	30,929
Total long-term borrowings	$115,929	$120,929

Total short-term borrowings increased by $6.4 million during the first three months of 2018. This increase was due to overnight borrowings of $9.0 million offset by a decrease of $2.6 million in repurchase agreements, or our Treasury management products, due to the usage of funds in customer’s accounts. Long-term borrowings decreased by $5.0 million during the first three months of 2018 due to the repayment of two FLHB advance totaling $5.0 million at their maturity in January 2018.

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

At March 31, 2018, we were asset sensitive.

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

Based on the simulation analysis performed at March 31, 2018 and December 31, 2017, management estimated the following changes in net interest income, assuming the indicated rate changes:

(Dollars in thousands)	March 31, 2018	December 31, 2017
+400 basis points	$(1,271)	$(371)
+300 basis points	$(716)	$(30)
+200 basis points	$(207)	$261
+100 basis points	$199	$387
-100 basis points	$2,385	$(3,003)

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

Management believes that no material changes in our market risks, our procedures used to evaluate and mitigate those risks, or our actual or simulated sensitivity positions have occurred since December 31, 2017. Our NII simulation analysis as of December 31, 2017 is included in Item 7 of Part II Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2017 under the heading “Market Risk and Interest Sensitivity.

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

Capital Resources

We require capital to fund loans, satisfy our obligations under the Bank’s letters of credit, meet the deposit withdrawal demands of the Bank’s customers, and satisfy our other monetary obligations. To the extent that deposits are not adequate to fund our capital requirements, we can rely on the funding sources identified above under the heading “Liquidity Management”. At March 31, 2018, the Bank had $75.0 million available through unsecured lines of credit with correspondent banks, $7.1 million available through a secured line of credit with the Fed Discount Window and approximately $86.1 million available through the FHLB. Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our ability to meet our future capital requirements.

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

The following table presents our capital ratios:

	March 31, 2018	December 31, 2017	Required for Capital Adequacy Purposes	Required to be Well Capitalized
Total Capital (to risk-weighted assets)
Consolidated	16.06%	15.98%	8.00%	10.00%
First United Bank & Trust	15.53%	15.58%	8.00%	10.00%

Tier 1 Capital (to risk-weighted assets)
Consolidated	15.01%	14.97%	6.00%	8.00%
First United Bank & Trust	14.44%	14.51%	6.00%	8.00%

Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated	12.59%	12.54%	4.50%	6.50%
First United Bank & Trust	14.44%	14.51%	4.50%	6.50%

Tier 1 Capital (to average assets)
Consolidated	11.45%	11.00%	4.00%	5.00%
First United Bank & Trust	10.67%	10.21%	4.00%	5.00%

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Contractual Obligations

The Corporation enters into contractual obligations in the normal course of business. Among these obligations are FHLB advances and junior subordinated debentures, operating lease agreements for banking and subsidiaries’ offices and for data processing and telecommunications equipment. Payments required under these obligations are set forth in the table following as of December 31, 2017:

(In thousands)	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Short-term borrowings	$48,845	$0	$0	$0	$48,845
Long-term borrowings	20,000	50,000	20,000	30,929	120,929
Certificates of deposit	97,039	69,402	67,686	0	234,127
Operating lease obligations	3,237	5,895	5,692	3,707	18,531
Capital lease obligations	143	286	286	2,283	2,998
Total	$169,264	$125,583	$93,664	$36,919	$425,430

As of March 31, 2018, there have been no material changes to our contractual obligations outside of the ordinary course of business.

Commitments

Loan commitments are made to accommodate the financial needs of our customers. Letters of credit commit us to make payments on behalf of customers when certain specified future events occur. The credit risks inherent in loan commitments and letters of credit are essentially the same as those involved in extending loans to customers, and these arrangements are subject to our normal credit policies. We are not a party to any other off-balance sheet arrangements.

Commitments to extend credit in the form of consumer, commercial and business at the dates indicated were as follows:

(In thousands)	March 31, 2018	December 31, 2017
Residential Mortgage - home equity	$50,351	$52,251
Residential Mortgage - construction	13,353	13,512
Commercial	62,903	56,968
Consumer - personal credit lines	3,788	4,012
Standby letters of credit	2,730	2,633
Total	$133,125	$129,376

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is included in Item 2 of Part I of this report under the caption “Market Risk and Interest Sensitivity”, and in Item 7 of Part II of First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 under the heading “Market Risk and Interest Sensitivity” which is incorporated herein by reference.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 with the SEC, such as this Quarterly Report, is recorded, processed, summarized and reported within the periods specified in those rules and forms, and that such information is accumulated and communicated to our management, including First United Corporation’s principal executive officer (“CEO”) and its principal financial officer (“CFO”), as appropriate, to allow for timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

An evaluation of the effectiveness of these disclosure controls as of March 31, 2018 was carried out under the supervision and with the participation of management, including the CEO and the CFO. Based on that evaluation, management, including the CEO and the CFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the quarter ended March 31, 2018, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 and Item 1A of Part II of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.  Except as disclosed below, management does not believe that any material changes in our risk factors have occurred since they were last disclosed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits filed or furnished with this quarterly report are listed in the following Exhibit Index.

Exhibit	Description

31.1	Certifications of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certifications of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST UNITED CORPORATION

Date:	May 9, 2018	/s/ Carissa L. Rodeheaver
Carissa L. Rodeheaver, CPA, CFP
Chairman of the Board, President
and Chief Executive Officer
(Principal Executive Officer)

Date	May 9, 2018	/s/ Tonya K. Sturm
Tonya K. Sturm, Senior Vice President,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

