Form 10-Q
period 2018-06-30
FIRST UNITED CORP/MD/
filed 2018-08-09
CIK 763907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,082,443 shares of common stock, par value $.01 per share, as of July 31, 2018.

INDEX TO QUARTERLY REPORT

FIRST UNITED CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST UNITED CORPORATION

Consolidated Statement of Financial Condition

(In thousands, except per share data)

	June 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Cash and due from banks	$23,072	$82,273
Interest bearing deposits in banks	2,319	1,479
Cash and cash equivalents	25,391	83,752
Investment securities – available-for-sale (at fair value)	142,303	146,470
Investment securities – held to maturity (fair value $89,242 at June 30, 2018 and $95,346 at December 31, 2017)	90,295	93,632
Restricted investment in bank stock, at cost	4,332	5,204
Loans	941,201	892,518
Allowance for loan losses	(9,769)	(9,972)
Net loans	931,432	882,546
Premises and equipment, net	35,177	30,881
Goodwill and other intangible assets, net	11,004	11,004
Bank owned life insurance	42,739	42,155
Deferred tax assets	9,168	9,252
Other real estate owned	8,503	10,141
Accrued interest receivable and other assets	22,972	21,433
Total Assets	$1,323,316	$1,336,470

Liabilities and Shareholders’ Equity
Liabilities:
Non-interest bearing deposits	$271,743	$252,049
Interest bearing deposits	769,377	787,341
Total deposits	1,041,120	1,039,390

Short-term borrowings	47,929	48,845
Long-term borrowings	100,929	120,929
Accrued interest payable and other liabilities	20,364	18,916
Total Liabilities	1,210,342	1,228,080

Shareholders’ Equity:
Common Stock – par value $.01 per share; Authorized 25,000 shares; issued and outstanding 7,082,443 shares at June 30, 2018 and December 31, 2017	71	71
Surplus	31,709	31,553
Retained earnings	105,607	101,359
Accumulated other comprehensive loss	(24,413)	(24,593)
Total Shareholders’ Equity	112,974	108,390
Total Liabilities and Shareholders’ Equity	$1,323,316	$1,336,470

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Operations

(In thousands, except per share data)

	Six months ended
	June 30,
	2018	2017
	(Unaudited)
Interest income
Interest and fees on loans	$21,408	$19,517
Interest on investment securities
Taxable	2,921	2,743
Exempt from federal income tax	473	454
Total investment income	3,394	3,197
Other	284	304
Total interest income	25,086	23,018
Interest expense
Interest on deposits	1,784	1,577
Interest on short-term borrowings	124	34
Interest on long-term borrowings	1,728	2,109
Total interest expense	3,636	3,720
Net interest income	21,450	19,298
Provision for loan losses	716	908
Net interest income after provision for loan losses	20,734	18,390
Other operating income
Net gains	181	14
Service charges	1,560	1,508
Trust department	3,305	3,050
Debit card income	1,201	1,144
Bank owned life insurance	584	600
Brokerage commissions	551	426
Other	210	231
Total other income	7,411	6,959
Total other operating income	7,592	6,973
Other operating expenses
Salaries and employee benefits	12,038	10,792
FDIC premiums	303	268
Equipment	1,436	1,236
Occupancy	1,252	1,219
Data processing	1,843	1,725
Professional Services	643	537
Contract Labor	337	406
Telephony Expense	430	402
Other real estate owned	493	212
Other	2,541	2,532
Total other operating expenses	21,316	19,329
Income before income tax expense	7,010	6,034
Provision for income tax expense	1,488	1,745
Net Income	5,522	4,289
Accumulated preferred stock dividends	0	(765)
Net Income Available to Common Shareholders	$5,522	$3,524
Basic and diluted net income per common share	$0.78	$0.52
Weighted average number of basic and diluted shares outstanding	7,072	6,796
Dividends declared per common share	$0.18	$0.00

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Operations

(In thousands, except per share data)

	Three Months Ended
	June 30,
	2018	2017
	(Unaudited)
Interest income
Interest and fees on loans	$10,927	$9,865
Interest on investment securities
Taxable	1,474	1,443
Exempt from federal income tax	235	223
Total investment income	1,709	1,666
Other	88	160
Total interest income	12,724	11,691
Interest expense
Interest on deposits	928	809
Interest on short-term borrowings	94	18
Interest on long-term borrowings	834	935
Total interest expense	1,856	1,762
Net interest income	10,868	9,929
Provision for loan losses	269	299
Net interest income after provision for loan losses	10,599	9,630
Other operating income
Net gains	147	9
Service charges	768	773
Trust department	1,641	1,535
Debit card income	648	575
Bank owned life insurance	285	291
Brokerage commissions	306	213
Other	87	95
Total other income	3,735	3,482
Total other operating income	3,882	3,491
Other operating expenses
Salaries and employee benefits	6,119	5,525
FDIC premiums	170	184
Equipment	753	596
Occupancy	614	598
Data processing	911	918
Professional Services	307	284
Contract Labor	161	279
Telephony Expense	219	200
Other real estate owned	108	38
Other	1,263	1,237
Total other operating expenses	10,625	9,859
Income before income tax expense	3,856	3,262
Provision for income tax expense	840	952
Net Income	3,016	2,310
Accumulated preferred stock dividends	0	(225)
Net Income Available to Common Shareholders	$3,016	$2,085
Basic and diluted net income per common share	$0.43	$0.30
Weighted average number of basic and diluted shares outstanding	7,077	7,062
Dividends declared per common share	$0.09	$0.00

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Comprehensive Income

(In thousands)

	Six months ended
	June 30,
	2018	2017
Comprehensive Income (in thousands)	(Unaudited)
Net Income	$5,522	$4,289
Other comprehensive income/(loss), net of tax and reclassification adjustments:
Net unrealized gains on investments with OTTI	1,590	32

Net unrealized (losses)/gains on all other AFS securities	(1,308)	1,786

Net unrealized gains on HTM securities	83	104

Net unrealized gains/(losses) on cash flow hedges	551	(98)

Net unrealized (losses)/gains on pension	(794)	196

Net unrealized gains on SERP	58	43

Other comprehensive income, net of tax	180	2,063

Comprehensive income	$5,702	$6,352

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Comprehensive Income

(In thousands)

	Three months ended
	June 30,
	2018	2017
Comprehensive Income (in thousands)	(Unaudited)
Net Income	$3,016	$2,310
Other comprehensive income/(loss), net of tax and reclassification adjustments:
Net unrealized gains/(losses) on investments with OTTI	945	(66)

Net unrealized (losses)/gains on all other AFS securities	(230)	1,708

Net unrealized gains on HTM securities	38	43

Net unrealized gains/(losses) on cash flow hedges	108	(150)

Net unrealized (losses)/gains on pension	(1,530)	2

Net unrealized gains on SERP	29	21

Other comprehensive (loss)/income, net of tax	(640)	1,558

Comprehensive income	$2,376	$3,868

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	(Unaudited)
Balance at January 1, 2017	$20,000	$63	$22,178	$92,922	$(21,465)	$113,698

Net income				5,269		5,269
Other comprehensive income					1,255	1,255
Stock based compensation			192			192
Common stock issued		8	9,183			9,191
Preferred stock redemption	(20,000)					(20,000)
Reclassification of certain tax effect				4,383	(4,383)	0
Preferred stock dividends paid				(1,215)		(1,215)

Balance at December 31, 2017	0	71	31,553	101,359	(24,593)	108,390

Net income				5,522		5,522
Other comprehensive income					180	180
Common stock issued			40			40
Common stock dividend declared - $.18 per share				(1,274)		(1,274)
Stock based compensation			116			116

Balance at June 30, 2018	$0	$71	$31,709	$105,607	$(24,413)	$112,974

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Cash Flows

(In thousands)

	Six months ended
	June 30,
	2018	2017
	(Unaudited)
Operating activities
Net income	$5,522	$4,289
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	716	908
Depreciation	1,117	921
Stock compensation	116	85
Gain on sales of other real estate owned	(183)	(74)
Write-downs of other real estate owned	478	93
Originations of loans held for sale	(7,166)	(4,826)
Proceeds from sale of loans held for sale	6,820	3,900
Gains from sale of loans held for sale	(55)	(32)
Losses on disposal of fixed assets	0	1
Net amortization of investment securities discounts and premiums- AFS	27	123
Net amortization of investment securities discounts and premiums- HTM	40	30
(Gains)/losses on sales of investment securities – available-for-sale	(126)	17
Amortization of deferred loan fees	(358)	(297)
Increase in accrued interest receivable and other assets	(1,673)	(2,626)
(Increase)/decrease in deferred tax benefit	(744)	1,368
Increase in accrued interest payable and other liabilities	2,203	642
Earnings on bank owned life insurance	(584)	(600)
Net cash provided by operating activities	6,150	3,922

Investing activities
Proceeds from maturities/calls of investment securities available-for-sale	6,058	14,192
Proceeds from maturities/calls of investment securities held-to-maturity	3,297	2,973
Proceeds from sales of investment securities available-for-sale	0	18,530
Purchases of investment securities available-for-sale	(1,405)	(19,047)
Purchases of investment securities held-to-maturity	0	(4,188)
Proceeds from sales of other real estate owned	1,637	538
Proceeds from disposal of fixed assets	0	1
Net decrease in FHLB stock	872	5
Net increase in loans	(23,969)	(4,913)
Purchases of loans	(25,168)	0
Purchases of premises and equipment	(5,413)	(2,718)
Net cash (used in)/provided by investing activities	(44,091)	5,373

Financing activities
Net increase in deposits	1,730	23,483
Preferred stock dividends paid	0	(765)
Preferred stock redemption	0	(10,000)
Proceeds from sale of common stock	40	9,349
Rights Offering costs	0	(158)
Cash dividends on common stock	(1,274)	0
Net decrease in short-term borrowings	(916)	(10,776)
Net decrease in long-term borrowings	(20,000)	(10,808)
Net cash (used in)/provided by financing activities	(20,420)	325
(Decrease)/increase in cash and cash equivalents	(58,361)	9,620
Cash and cash equivalents at beginning of the year	83,752	63,310
Cash and cash equivalents at end of period	$25,391	$72,930

Supplemental information
Interest paid	$3,506	$3,672
Non-cash investing activities:
Transfers from loans to other real estate owned	$294	$1,203

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

NoteS to Consolidated Financial Statements (UNAUDITED)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of First United Corporation and its consolidated subsidiaries, including First United Bank & Trust (the “Bank”), have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 270, Interim Reporting, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring items, have been included. Operating results for the six- and three-month periods ended June 30, 2018 are not necessarily indicative of the results that may be expected for the full year or for any future interim period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017. For purposes of comparability, certain prior period amounts have been reclassified to conform to the 2018 presentation. Such reclassifications had no impact on net income or equity.

As used in these notes, the term “the Corporation” refers to First United Corporation and, unless the context clearly requires otherwise, its consolidated subsidiaries.

Note 2 – Earnings Per Common Share

Basic earnings per common share is derived by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents. Diluted earnings per share is derived by dividing net income available to common shareholders by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents. No common stock equivalents were outstanding at June 30, 2018 or June 30, 2017.

The following tables set forth the calculation of basic and diluted earnings per common share for the six- and three-month periods ended June 30, 2018 and 2017:

	Six months ended June 30,
	2018			2017
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Income	Shares	Amount
Basic and Diluted Earnings Per Share:
Net income	$5,522			$4,289
Preferred stock dividends	0			(765)
Net income available to common shareholders	$5,522	7,072	$0.78	$3,524	6,796	$0.52

	Three months ended June 30,
	2018			2017
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Income	Shares	Amount
Basic and Diluted Earnings Per Share:
Net income	$3,016			$2,310
Preferred stock dividends	0			(225)
Net income available to common shareholders	$3,016	7,077	$0.43	$2,085	7,062	$0.30

Note 3 – Net Gains

The following table summarizes the gain/(loss) activity for the six- and three-month periods ended June 30, 2018 and 2017:

	Six months ended		Three months ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Net gains/(losses):
Available-for-sale securities:
Realized gains	$145	$52	$145	$44
Realized losses	(19)	(69)	(10)	(52)
Gain on sale of consumer loans	55	32	12	17
Losses on disposal of fixed assets	0	(1)	0	0
Net gains:	$181	$14	$147	$9

Note 4 – Cash and Cash Equivalents

Cash and due from banks, which represents vault cash in the retail offices and invested cash balances at the Federal Reserve and other correspondent banks, is carried at cost which approximates fair value.

	June 30,	December 31,
(in thousands)	2018	2017
Cash and due from banks, weighted average interest rate of 0.83% (at June 30, 2018)	$23,072	$82,273

Interest bearing deposits in banks, which represent funds invested at a correspondent bank, are carried at cost which approximates fair value and, as of June 30, 2018 and December 31, 2017, consisted of daily funds invested at the Federal Home Loan Bank (“FHLB”) of Atlanta and Merchants and Traders (“M&T”).

	June 30,	December 31,
(in thousands)	2018	2017
FHLB daily investments, interest rate of 1.81% (at June 30, 2018)	$1,303	$464
M&T daily investments, interest rate of 0.15% (at June 30, 2018)	1,016	1,015
	$2,319	$1,479

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

The following table shows a comparison of amortized cost and fair values of investment securities at June 30, 2018 and December 31, 2017:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCL
June 30, 2018
Available for Sale:
U.S. government agencies	$30,000	$0	$1,249	$28,751	$0
Commercial mortgage-backed agencies	40,450	0	1,607	38,843	0
Collateralized mortgage obligations	39,103	0	1,478	37,625	0
Obligations of states and political subdivisions	21,088	178	329	20,937	0
Collateralized debt obligations	18,357	0	2,210	16,147	(1,209)
Total available for sale	$148,998	$178	$6,873	$142,303	$(1,209)

Held to Maturity:
U.S. government agencies	$15,946	$0	$12	$15,934	$0
Residential mortgage-backed agencies	45,297	9	1,451	43,855	0
Commercial mortgage-backed agencies	16,643	0	227	16,416	0
Collateralized mortgage obligations	3,989	0	218	3,771	0
Obligations of states and political subdivisions	8,420	980	134	9,266	0
Total held to maturity	$90,295	$989	$2,042	$89,242	$0

December 31, 2017
Available for Sale:
U.S. government agencies	$30,000	$0	$744	$29,256	$0
Commercial mortgage-backed agencies	41,771	0	880	40,891	0
Collateralized mortgage obligations	41,298	2	916	40,384	0
Obligations of states and political subdivisions	20,772	365	118	21,019	0
Collateralized debt obligations	19,711	0	4,791	14,920	(3,389)
Total available for sale	$153,552	$367	$7,449	$146,470	$(3,389)
Held to Maturity:
U.S. government agencies	$15,876	$447	$0	$16,323	$0
Residential mortgage-backed agencies	47,771	94	423	47,442	0
Commercial mortgage-backed agencies	17,288	236	6	17,518	0
Collateralized mortgage obligations	4,187	0	69	4,118	0
Obligations of states and political subdivisions	8,510	1,443	8	9,945	0
Total held to maturity	$93,632	$2,220	$506	$95,346	$0

Proceeds from sales/calls of available for sale securities and the realized gains and losses are as follows:

	Six months ended		Three months ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Proceeds	$0	$18,530	$0	$14,700
Realized gains	145	52	145	44
Realized losses	19	69	10	52

The following table shows the Corporation’s investment securities with gross unrealized losses and fair values at June 30, 2018 and December 31, 2017, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2018
Available for Sale:
U.S. government agencies	$4,838	$162	$23,913	$1,087
Commercial mortgage-backed agencies	12,311	473	26,532	1,134
Collateralized mortgage obligations	16,826	619	20,799	859
Obligations of states and political subdivisions	10,712	233	2,431	96
Collateralized debt obligations	0	0	16,147	2,210
Total available for sale	$44,687	$1,487	$89,822	$5,386

Held to Maturity:
U.S. government agencies	$15,934	$12	$0	$0
Residential mortgage-backed agencies	29,047	696	14,645	755
Commercial mortgage-backed agencies	16,416	227	0	0
Collateralized mortgage obligations	0	0	3,771	218
Obligations of states and political subdivisions	2,162	134	0	0
Total held to maturity	$63,559	$1,069	$18,416	$973

December 31, 2017
Available for Sale:
U.S. government agencies	$4,931	$69	$24,325	$675
Commercial mortgage-backed agencies	12,593	169	28,298	711
Collateralized mortgage obligations	27,387	472	12,447	443
Obligations of states and political subdivisions	2,683	44	2,747	75
Collateralized debt obligations	0	0	14,920	4,791
Total available for sale	$47,594	$754	$82,737	$6,695
Held to Maturity:
Residential mortgage-backed agencies	$15,897	$135	$10,422	$288
Commercial mortgage-backed agencies	9,028	6	0	0
Collateralized mortgage obligations	0	0	4,118	69
Obligations of states and political subdivisions	2,377	8	0	0
Total held to maturity	$27,302	$149	$14,540	$357

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

Management believes that the valuation of certain securities is a critical accounting policy that requires significant estimates in preparation of the Corporation’s consolidated financial statements. Management utilizes an independent third party to prepare both the impairment valuations and fair value determinations for the Corporation’s collateralized debt obligation (“CDO”) portfolio consisting of pooled trust preferred securities. Based on management’s review of the assumptions and results of the third-party review, it believes that the valuations are adequate at June 30, 2018.

U.S. Government Agencies – Available for Sale – There was one U.S. government agency in an unrealized loss position for less than 12 months as of June 30, 2018. There were four U.S. government agency investments in an unrealized loss position for more than 12 months as of June 30, 2018. The securities are of investment grade and the Corporation does not intend to sell them, and it is not more than likely than not that the Corporation will be required to sell them before recovery of their amortized cost basis, which may be at maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at June 30, 2018.

Commercial Mortgage-Backed Agencies – Available for Sale – There were two commercial mortgage-backed agencies in an unrealized loss position for less than 12 months as of June 30, 2018. There were six commercial mortgage-backed agencies in an unrealized loss position for more than 12 months as of June 30, 2018. The securities are of the highest investment grade and the Corporation has the intent and ability to hold the investments to maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at June 30, 2018.

Collateralized Mortgage Obligations – Available for Sale – There were six collateralized mortgage obligations in an unrealized loss position for less than 12 months as of June 30, 2018. There were three collateralized mortgage obligations in an unrealized loss position for more than 12 months as of June 30, 2018. The securities are of the highest investment grade and the Corporation has the intent and ability to hold the investments to maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at June 30, 2018.

Obligations of State and Political Subdivisions – Available for Sale – There were 1 obligations of state and political subdivisions that have been in an unrealized loss position for less than 12 months and two securities that have been in an unrealized loss position for 12 months or more at June 30, 2018. These investments are of investment grade as determined by the major rating agencies and management reviews the ratings of the underlying issuers and performs an in-depth credit analysis on the securities. Management believes that this portfolio is well-diversified throughout the United States, and all bonds continue to perform according to their contractual terms. The Corporation does not intend to sell these investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at June 30, 2018.

Collateralized Debt Obligations – Available for Sale - The $2.2 million in unrealized losses recorded with respect to the CDOs that had been in an unrealized loss position for 12 months or more as of June 30, 2018 relates to nine pooled trust preferred securities. See Note 9 for a discussion of the methodology used by management to determine the fair values of these securities. Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that there were no securities that had credit-related non-cash OTTI charges during the first six months of 2018. The unrealized losses on the remaining securities in the portfolio are primarily attributable to continued depression in marketability, liquidity and the current economic environment.

U.S. Government Agencies – Held to Maturity – There were two U.S. government agencies in an unrealized loss position for less than 12 months as of June 30, 2018. There were no U.S. government agency investments in an unrealized loss position for more than 12 months as of June 30, 2018. The securities are of investment grade and the Corporation does not intend to sell them, and it is not more than likely than not that the Corporation will be required to sell them before recovery of their amortized cost basis, which may be at maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at June 30, 2018.

Residential Mortgage-Backed Agencies – Held to Maturity - Fifteen residential mortgage-backed agencies have been in an unrealized loss position for less than 12 months as of June 30, 2018. Fourteen residential mortgage-backed agency investments were in an unrealized loss position for more than 12 months as of June 30, 2018. The securities are of the highest investment grade and the Corporation has the intent and ability to hold the investments to maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at June 30, 2018.

Commercial Mortgage-Backed Agencies – Held to Maturity - There were four commercial mortgage-backed agency investments in an unrealized loss position for less than 12 months as of June 30, 2018. The securities are of the highest investment grade and the Corporation has the intent and ability to hold the investments to maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at June 30, 2018. There were no commercial mortgage-backed agencies in a loss position for more than 12 months as of June 30, 2018.

Collateralized Mortgage Obligations – Held to Maturity – There were no collateralized mortgage obligations in an unrealized loss position for less than 12 months as of June 30, 2018. There was one collateralized mortgage obligation in a loss position for more than 12 months as of June 30, 2018. The security is of the highest investment grade and the Corporation has the intent and ability to hold the investment to maturity. Accordingly, management does not consider this investment to be other-than-temporarily impaired at June 30, 2018.

Obligations of State and Political Subdivisions – Held to Maturity –There was one obligation of state and political subdivisions that has been in an unrealized loss for less than 12 months. The security is of the highest investment grade and the Corporation has the intent and ability to hold the investment to maturity. Accordingly, management does not consider this investment to be other-than-temporarily impaired at June 30, 2018. There were no obligations of state and political subdivisions securities in an unrealized loss position for more than 12 months as of June 30, 2018.

The following tables present a cumulative roll-forward of the amount of non-cash OTTI charges related to credit losses which have been recognized in earnings for the trust preferred securities in the CDO portfolio held and not intended to be sold for the six- and three-month periods ended June 30, 2018 and 2017:

	Six months ended June 30,
(in thousands)	2018	2017
Balance of credit-related OTTI at January 1	$2,958	$3,124
Reduction for increases in cash flows expected to be collected	(207)	(57)
Balance of credit-related OTTI at June 30	$2,751	$3,067

	Three months ended June 30,
(in thousands)	2018	2017
Balance of credit-related OTTI at April 1	$2,903	$3,122
Reduction for increases in cash flows expected to be collected	(152)	(55)
Balance of credit-related OTTI at June 30	$2,751	$3,067

The amortized cost and estimated fair value of securities by contractual maturity at June 30, 2018 are shown in the following table. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2018
(in thousands)	Amortized Cost	Fair Value
Contractual Maturity
Available for sale:
Due after one year through five years	$16,943	$16,534
Due after five years through ten years	19,020	18,053
Due after ten years	33,482	31,248
	69,445	65,835
Commercial mortgage-backed agencies	40,450	38,843
Collateralized mortgage obligations	39,103	37,625
Total available for sale	$148,998	$142,303
Held to Maturity:
Due after five years through ten years	$15,946	$15,934
Due after ten years	8,420	9,266
	24,366	25,200
Residential mortgage-backed agencies	45,297	43,855
Commercial mortgage-backed agencies	16,643	16,416
Collateralized mortgage obligations	3,989	3,771
Total held to maturity	$90,295	$89,242

Note 6 - Restricted Investment in Bank Stock

Restricted stock, which represents required investments in the common stock of the FHLB of Atlanta, Atlantic Community Bankers Bank (“ACBB”) and Community Bankers Bank (“CBB”), is carried at cost and is considered a long-term investment.

Management evaluates the restricted stock for impairment in accordance with ASC Topic 942, Financial Services – Depository and Lending- (ASC Section 942-325-35). Management’s evaluation of potential impairment is based on management’s assessment of the ultimate recoverability of the cost of the restricted stock rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability is influenced by criteria such as (a) the significance of the decline in net assets of the issuing bank as compared to the capital stock amount for that bank and the length of time this situation has persisted, (b) commitments by the issuing bank to make payments required by law or regulation and the level of such payments in relation to the operating performance of that bank, and (c) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the issuing bank. Management has evaluated the restricted stock for impairment and believes that no impairment charge is necessary as of June 30, 2018.

The Corporation recognizes dividends received on its restricted stock investments on a cash basis. For the six months ended June 30, 2018, dividends of $135,343 were recognized in earnings. For the comparable period of 2017, dividends of $126,489 were recognized in earnings. For the three months ended June 30, 2018, dividends of $69,376 were recognized in earnings. For the comparable period of 2017, dividends of $59,270 were recognized in earnings.

Note 7 – Loans and Related Allowance for Loan Losses

The following table summarizes the primary segments of the loan portfolio at June 30, 2018 and December 31, 2017:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
June 30, 2018

Individually evaluated for impairment	$7,438	$733	$305	$4,040	$23	$12,539
Collectively evaluated for impairment	$283,257	$111,046	$87,869	$413,242	$33,248	$928,662
Total loans	$290,695	$111,779	$88,174	$417,282	$33,271	$941,201

December 31, 2017

Individually evaluated for impairment	$9,076	$976	$668	$4,201	$30	$14,951
Collectively evaluated for impairment	$274,086	$109,554	$76,055	$394,447	$23,425	$877,567
Total loans	$283,162	$110,530	$76,723	$398,648	$23,455	$892,518

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention and Substandard within the internal risk rating system at June 30, 2018 and December 31, 2017:

(in thousands)	Pass	Special Mention	Substandard	Total
June 30, 2018
Commercial real estate
Non owner-occupied	$133,604	$2,970	$2,914	$139,488
All other CRE	140,070	3,659	7,478	151,207
Acquisition and development
1-4 family residential construction	19,931	0	0	19,931
All other A&D	84,218	7,207	423	91,848
Commercial and industrial	82,967	4,180	1,027	88,174
Residential mortgage
Residential mortgage - term	339,928	0	4,847	344,775
Residential mortgage - home equity	71,343	146	1,018	72,507
Consumer	33,153	4	114	33,271
Total	$905,214	$18,166	$17,821	$941,201

December 31, 2017
Commercial real estate
Non owner-occupied	$133,725	$0	$5,843	$139,568
All other CRE	132,003	3,963	7,628	143,594
Acquisition and development
1-4 family residential construction	17,719	0	0	17,719
All other A&D	84,345	7,294	1,172	92,811
Commercial and industrial	75,299	17	1,407	76,723
Residential mortgage
Residential mortgage - term	319,059	0	5,326	324,385
Residential mortgage - home equity	73,059	148	1,056	74,263
Consumer	23,391	5	59	23,455
Total	$858,600	$11,427	$22,491	$892,518

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

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans at June 30, 2018 and December 31, 2017:

(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due and Accruing	Non-Accrual	Total Loans
June 30, 2018
Commercial real estate
Non owner-occupied	$138,781	$18	$0	$0	$18	$689	$139,488
All other CRE	148,934	0	0	25	25	2,248	151,207
Acquisition and development
1-4 family residential construction	19,931	0	0	0	0	0	19,931
All other A&D	91,806	0	0	0	0	42	91,848
Commercial and industrial	88,054	78	23	3	104	16	88,174
Residential mortgage
Residential mortgage - term	341,291	408	1,234	397	2,039	1,445	344,775
Residential mortgage - home equity	71,360	404	190	0	594	553	72,507
Consumer	33,109	84	49	6	139	23	33,271
Total	$933,266	$992	$1,496	$431	$2,919	$5,016	$941,201

December 31, 2017
Commercial real estate
Non owner-occupied	$136,134	$186	$0	$0	$186	$3,248	$139,568
All other CRE	141,680	461	248	0	709	1,205	143,594
Acquisition and development
1-4 family residential construction	17,719	0	0	0	0	0	17,719
All other A&D	92,291	0	165	144	309	211	92,811
Commercial and industrial	76,322	0	17	6	23	378	76,723
Residential mortgage
Residential mortgage - term	319,633	322	2,534	430	3,286	1,466	324,385
Residential mortgage - home equity	72,683	600	400	0	1,000	580	74,263
Consumer	23,273	115	22	15	152	30	23,455
Total	$879,735	$1,684	$3,386	$595	$5,665	$7,118	$892,518

Non-accrual loans totaled $5.0 million at June 30, 2018, compared to $7.1 million at December 31, 2017. The decrease in non-accrual balances at June 30, 2018 was primarily due to payoffs of two relationships totaling $2.5 million and a charge-off of $.8 million on one relationship, offset by the addition of one large commercial real estate credit of $1.9 million. Non-accrual loans that have been subject to partial charge-offs totaled $.9 million at June 30, 2018, compared to $2.1 million at December 31, 2017. Loans secured by 1-4 family residential real estate properties in the process of foreclosure were $.1 million at June 30, 2018 and $.4 million at December 31, 2017.

Accruing loans past due 30 days or more decreased to .31% of the loan portfolio at June 30, 2018, compared to .63% at December 31, 2017. The decrease for the first six months of 2018 was due primarily to improvements in the commercial real estate and residential mortgage portfolios.

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

The following table summarizes the primary segments of the ALL at June 30, 2018 and December 31, 2017, segregated by the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
June 30, 2018

Individually evaluated for impairment	$16	$28	$0	$125	$6	$0	$175
Collectively evaluated for impairment	$3,287	$1,144	$786	$3,619	$258	$500	$9,594
Total ALL	$3,303	$1,172	$786	$3,744	$264	$500	$9,769

December 31, 2017

Individually evaluated for impairment	$245	$40	$0	$65	$12	$0	$362
Collectively evaluated for impairment	$3,454	$1,217	$869	$3,379	$191	$500	$9,610
Total ALL	$3,699	$1,257	$869	$3,444	$203	$500	$9,972

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required at June 30, 2018 and December 31, 2017:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
(in thousands)	Recorded Investment	Related Allowances	Recorded Investment	Recorded Investment	Unpaid Principal Balance
June 30, 2018
Commercial real estate
Non owner-occupied	$124	$16	$689	$813	$8,598
All other CRE	0	0	6,625	6,625	6,625
Acquisition and development
1-4 family residential construction	0	0	457	457	457
All other A&D	234	28	42	276	367
Commercial and industrial	0	0	305	305	2,519
Residential mortgage
Residential mortgage - term	1,213	125	2,274	3,487	3,772
Residential mortgage – home equity	0	0	553	553	566
Consumer	23	6	0	23	23
Total impaired loans	$1,594	$175	$10,945	$12,539	$22,927

December 31, 2017
Commercial real estate
Non owner-occupied	$1,711	$245	$1,907	$3,618	$10,579
All other CRE	0	0	5,458	5,458	5,731
Acquisition and development
1-4 family residential construction	0	0	527	527	527
All other A&D	295	40	154	449	722
Commercial and industrial	0	0	668	668	2,882
Residential mortgage
Residential mortgage - term	598	65	3,023	3,621	3,919
Residential mortgage – home equity	0	0	580	580	593
Consumer	30	12	0	30	30
Total impaired loans	$2,634	$362	$12,317	$14,951	$24,983

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

The following tables present the activity in the ALL for the six- and three-month periods ended June 30, 2018 and 2017:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
ALL balance at January 1, 2018	$3,699	$1,257	$869	$3,444	$203	$500	$9,972
Charge-offs	(889)	(98)	(10)	(240)	(175)	0	(1,412)
Recoveries	60	258	31	65	79	0	493
Provision	433	(245)	(104)	475	157	0	716
ALL balance at June 30, 2018	$3,303	$1,172	$786	$3,744	$264	$500	$9,769
ALL balance at January 1, 2017	$3,913	$871	$858	$3,588	$188	$500	$9,918
Charge-offs	(2,745)	(18)	(33)	(236)	(143)	0	(3,175)
Recoveries	63	188	1,651	253	116	0	2,271
Provision	2,418	159	(1,640)	(60)	31	0	908
ALL balance at June 30, 2017	$3,649	$1,200	$836	$3,545	$192	$500	$9,922

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
ALL balance at April 1, 2018	$3,976	$1,160	$860	$3,678	$296	$500	$10,470
Charge-offs	(889)	(7)	(10)	(86)	(107)	0	(1,099)
Recoveries	1	44	13	27	44	0	129
Provision	215	(25)	(77)	125	31	0	269
ALL balance at June 30, 2018	$3,303	$1,172	$786	$3,744	$264	$500	$9,769
ALL balance at April 1, 2017	$5,567	$883	$936	$3,502	$195	$500	$11,583
Charge-offs	(2,316)	0	0	(88)	(59)	0	(2,463)
Recoveries	58	177	196	33	39	0	503
Provision	340	140	(296)	98	17	0	299
ALL balance at June 30, 2017	$3,649	$1,200	$836	$3,545	$192	$500	$9,922

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

The following table presents the average recorded investment in impaired loans by class and related interest income recognized for the periods indicated:

	Six months ended			Six months ended
	June 30, 2018			June 30, 2017
(in thousands)	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis
Commercial real estate
Non owner-occupied	$813	$7	$66	$6,037	$12	$0
All other CRE	6,625	99	56	8,658	105	0
Acquisition and development
1-4 family residential construction	457	12	0	582	12	0
All other A&D	276	6	0	1,860	45	0
Commercial and industrial	305	10	0	290	6	0
Residential mortgage
Residential mortgage - term	3,487	62	0	3,918	66	7
Residential mortgage – home equity	553	0	7	230	0	0
Consumer	23	0	0	0	0	0
Total	$12,539	$196	$129	$21,575	$246	$7

	Three months ended			Three months ended
	June 30, 2018			June 30, 2017
(in thousands)	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis
Commercial real estate
Non owner-occupied	$1,258	$3	$0	$5,672	$6	$0
All other CRE	5,726	50	0	7,766	52	0
Acquisition and development
1-4 family residential construction	492	6	0	582	6	0
All other A&D	340	3	0	1,818	22	0
Commercial and industrial	311	5	0	290	3	0
Residential mortgage
Residential mortgage - term	3,529	30	0	3,860	33	7
Residential mortgage – home equity	614	0	0	269	0	0
Consumer	24	0	0	0	0	0
Total	$12,294	$97	$0	$20,257	$122	$7

The Bank modifies loan terms in the normal course of business. Among other reasons, modifications might be made in an effort to retain the loan relationship, to remain competitive in the current interest rate environment and/or to re-amortize or extend the loan’s term to better match the loan’s payment stream with the borrower’s cash flow. A modified loan is considered to be a TDR when the Bank has determined that the borrower is troubled (i.e., experiencing financial difficulties). The Bank evaluates the probability that the borrower will be in payment default on any of its debt obligations in the foreseeable future without modification. To make this determination, the Bank performs a global financial review of the borrower and loan guarantors to assess their current ability to meet their financial obligations.

When the Bank restructures a loan to a troubled borrower, the loan terms (i.e., interest rate, payment amount, amortization period, and/or maturity date) are modified in such a way as to enable the borrower to cover the modified debt service payments based on current financials and cash flow adequacy. If a borrower’s hardship is thought to be temporary, then modified terms are offered only for that time period. Where possible, the Bank obtains additional collateral and/or secondary payment sources at the time the loan is restructured in order to put the Bank in the best possible position if the borrower is not able to meet the modified terms. To date, the Bank has not forgiven any principal as a restructuring concession. The Bank will not offer modified terms if it believes that modifying the loan terms will only delay an inevitable permanent default.

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

The following tables present the volume and recorded investment at that time of modification of TDRs by class and type of modification that occurred during the periods indicated:

	Temporary Rate Modification		Extension of Maturity		Modification of Payment and Other Terms
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Six months ended June 30, 2018
Commercial real estate
Non owner-occupied	0	$0	0	$0	1	$126
All other CRE	0	0	1	179	0	0
Acquisition and development
1-4 family residential construction	0	0	0	0	0	0
All other A&D	0	0	0	0	0	0
Commercial and industrial	0	0	0	0	0	0
Residential mortgage
Residential mortgage – term	0	0	0	0	0	0
Residential mortgage – home equity	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Total	0	$0	1	$179	1	$126

	Temporary Rate Modification		Extension of Maturity		Modification of Payment and Other Terms
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Six months ended June 30, 2017
Commercial real estate
Non owner-occupied	0	$0	0	$0	0	$0
All other CRE	0	0	0	0	0	0
Acquisition and development
1-4 family residential construction	0	0	0	0	0	0
All other A&D	0	0	1	244	0	0
Commercial and industrial	0	0	0	0	0	0
Residential mortgage
Residential mortgage – term	0	0	1	259	0	0
Residential mortgage – home equity	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Total	0	$0	2	$503	0	$0

During the six months ended June 30, 2018, there were no new TDRs, but two existing TDRs that had reached their original modification maturity were re-modified. These re-modifications did not impact the ALL. During the six months ended June 30, 2018, there were no payment defaults.

During the six months ended June 30, 2017, there were no new TDRs, but two existing TDRs that had reached their original modification maturity were re-modified. These re-modifications did not impact the ALL. During the six months ended June 30, 2017, there were no payment defaults.

The following tables present the volume and recorded investment at that time of modification of TDRs by class and type of modification that occurred during the periods indicated:

	Temporary Rate Modification		Extension of Maturity		Modification of Payment and Other Terms
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Three months ended June 30, 2018
Commercial real estate
Non owner-occupied	0	$0	0	$0	1	$126
All other CRE	0	0	1	179	0	0
Acquisition and development
1-4 family residential construction	0	0	0	0	0	0
All other A&D	0	0	0	0	0	0
Commercial and industrial	0	0	0	0	0	0
Residential mortgage
Residential mortgage – term	0	0	0	0	0	0
Residential mortgage – home equity	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Total	0	$0	1	$179	1	$126

During the three months ended June 30, 2018, there were no new TDRs, but two existing TDRs that had reached their original modification maturity were remodified. These re-modifications did not impact the ALL. During the second quarter of 2018, there were no payment defaults.

There were no new TDRs and no activity for the three months ended June 30, 2017.

Note 8 - Other Real Estate Owned

The following table presents the components of other real estate owned (“OREO”) at June 30, 2018 and December 31, 2017:

(in thousands)	June 30, 2018	December 31, 2017
Commercial real estate	$3,657	$3,605
Acquisition and development	4,033	5,295
Commercial and industrial	24	24
Residential mortgage	789	1,217
Total OREO	$8,503	$10,141

The following table presents the activity in the OREO valuation allowance for the six- and three-month periods ended June 30, 2018 and 2017:

	For the Six Months Ended		For the Three Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Balance beginning of period	$2,740	$3,535	$2,911	$3,316
Fair value write-down	478	93	183	23
Sales of OREO	(271)	(396)	(147)	(107)
Balance at end of period	$2,947	$3,232	$2,947	$3,232

The following table presents the components of OREO expenses, net, for the six- and three-month periods ended June 30, 2018 and 2017:

	For the Six Months Ended		For the Three Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Gains on real estate, net	$(183)	$(74)	$(163)	$(44)
Fair value write-down, net	478	93	183	23
Expenses, net	272	279	124	110
Rental and other income	(74)	(86)	(36)	(51)
Total OREO expense, net	$493	$212	$108	$38

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

Management believes that the Corporation’s valuation techniques are appropriate and consistent with the techniques used by other market participants. However, the use of different methodologies and assumptions could result in a different estimate of fair values at the reporting date. The valuation techniques used by the Corporation to measure, on a recurring and non-recurring basis, the fair value of assets as of June 30, 2018 are discussed in the paragraphs that follow.

Investments – The investment portfolio is classified and accounted for based on the guidance of ASC Topic 320, Investments – Debt and Equity Securities.

The fair value of investments is determined using a market approach. As of June 30, 2018, the U.S. Government agencies, residential and commercial mortgage-backed securities, collateralized mortgage obligations, and state and political subdivisions bonds, excluding the TIF bonds, segments are classified as Level 2 within the valuation hierarchy. Their fair values were determined based upon market-corroborated inputs and valuation matrices, which were obtained through third party data service providers or securities brokers through which the Corporation has historically transacted both purchases and sales of investment securities. The TIF bonds are classified as Level 3 within the valuation hierarchy as they are not openly traded.

The CDO segment, which consists of pooled trust preferred securities issued by banks, thrifts and insurance companies, is classified as Level 3 within the valuation hierarchy. At June 30, 2018, the Corporation owned nine pooled trust preferred securities with an amortized cost of $18.4 million and a fair value of $16.1 million. As of June 30, 2018, the market for these securities is not active and the markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive, as few CDOs have been issued since 2007. There are currently very few market participants who are willing to effect transactions in these securities. The market values for these securities or any securities other than those issued or guaranteed by the U.S. Department of the Treasury (the “Treasury”) are depressed relative to historical levels. Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue. Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (a) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at June 30, 2018, (b) an income valuation approach technique (i.e. present value) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than a market approach, and (c) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management relies on an independent third party to prepare both the evaluations of OTTI as well as the fair value determinations for its CDO portfolio. Management believes that the valuations are adequately reflected at June 30, 2018.

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

For Level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2018 and December 31, 2017, the significant unobservable inputs used in the fair value measurements were as follows:

(in thousands)	Fair Value at June 30, 2018	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:

Investment Securities – available for sale	$16,147	Discounted Cash Flow	Discount Rate	LIBOR+ 4.00%

Non-recurring:

Impaired Loans	$2,044	Market Comparable Properties	Marketability Discount	10.0% - 15.0% (1) (weighted avg 11.1%)

Other Real Estate Owned	$1,665	Market Comparable Properties	Marketability Discount	10.0% - 15.0% (1) (weighted avg 13.5%)

(in thousands)	Fair Value at December 31, 2017	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:

Investment Securities – available for sale	$14,920	Discounted Cash Flow	Discount Rate	Range of LIBOR+ 4.5% to 5.5%

Non-recurring:

Impaired Loans	$2,507	Market Comparable Properties	Marketability Discount	10.0% - 15.0% (1) (weighted avg 10.9%)

Other Real Estate Owned	$1,841	Market Comparable Properties	Marketability Discount	10.0% - 15.0% (1) (weighted avg 13.3%)

NOTE:

(1)	Range would include discounts taken since appraisal and estimated values

For assets measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2018 and December 31, 2017 are as follows:

		Fair Value Measurements at June 30, 2018 Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	06/30/2018	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$28,751		$28,751
Commercial mortgage-backed agencies	$38,843		$38,843
Collateralized mortgage obligations	$37,625		$37,625
Obligations of states and political subdivisions	$20,937		$20,937
Collateralized debt obligations	$16,147			$16,147
Financial Derivatives	$1,536		$1,536
Non-recurring:
Impaired loans	$2,044			$2,044
Other real estate owned	$1,665			$1,665

		Fair Value Measurements at December 31, 2017 Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	12/31/2017	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$29,256		$29,256
Commercial mortgage-backed agencies	$40,891		$40,891
Collateralized mortgage obligations	$40,384		$40,384
Obligations of states and political subdivisions	$21,019		$21,019
Collateralized debt obligations	$14,920			$14,920
Financial Derivative	$781		$781
Non-recurring:
Impaired loans	$2,507			$2,507
Other real estate owned	$1,841			$1,841

There were no transfers of assets between any of the fair value hierarchy for the six-month periods ended June 30, 2018 or 2017.

The following tables show a reconciliation of the beginning and ending balances for fair valued assets measured on a recurring basis using Level 3 significant unobservable inputs for the six- and three-month periods ended June 30, 2018 and 2017:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	Investment Securities Available for Sale
Beginning balance January 1, 2018	$14,920
Total gains realized/unrealized:
Included in other comprehensive income	1,227
Ending balance June 30, 2018	$16,147

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale
Beginning balance January 1, 2017	$20,254
Total gains/(losses) realized/unrealized:
Included in other comprehensive income	(5,907)
Ending balance June 30, 2017	$14,347

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale
Beginning balance April 1, 2018	$15,977
Total gains realized/unrealized:
Included in other comprehensive loss	170
Ending balance June 30, 2018	$16,147

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale
Beginning balance April 1, 2017	$20,357
Total losses realized/unrealized:
Included in other comprehensive income	(6,010)
Ending balance June 30, 2017	$14,347

Gains (realized and unrealized) included in earnings for the periods identified above are reported in the Consolidated Statement of Operations in Other Operating Income. There were no gains or losses included in earnings attributable to the change in realized/unrealized gains or losses related to the assets for the six- and three- month periods ended June 30, 2018 and 2017.

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

The following tables present fair value information about financial instruments, whether or not recognized in the Consolidated Statement of Financial Condition, for which it is practicable to estimate that value. The actual carrying amounts and estimated fair values of the Corporation’s financial instruments that are included in the Consolidated Statement of Financial Condition are as follows:

	June 30, 2018		Fair Value Measurements
	Carrying	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$23,072	$23,072	$23,072
Interest bearing deposits in banks	2,319	2,319	2,319
Investment securities - AFS	142,303	142,303		$126,156	$16,147
Investment securities - HTM	90,295	89,242		79,976	9,266
Restricted bank stock	4,332	4,332		4,332
Loans, net [1]	931,432	926,550			926,550
Financial derivatives	1,536	1,536		1,536
Accrued interest receivable	3,761	3,761		3,761

Financial Liabilities:
Deposits – non-maturity	818,958	818,958		818,958
Deposits – time deposits	222,162	223,123		223,123
Short-term borrowed funds	47,929	47,929		47,929
Long-term borrowed funds	100,929	102,313		102,313
Accrued interest payable	323	323		323
Off balance sheet financial instruments	0	0	0

	December 31, 2017		Fair Value Measurements
	Carrying	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$82,273	$82,273	$82,273
Interest bearing deposits in banks	1,479	1,479	1,479
Investment securities - AFS	146,470	146,470		$131,550	$14,920
Investment securities - HTM	93,632	95,346		86,836	8,510
Restricted bank stock	5,204	5,204		5,204
Loans, net [1]	882,546	883,936			883,936
Financial derivative	781	781		781
Accrued interest receivable	3,814	3,814		3,814

Financial Liabilities:
Deposits- non-maturity	805,263	805,263		805,263
Deposits- time deposits	234,127	235,489		235,489
Short-term borrowed funds	48,845	48,845		48,845
Long-term borrowed funds	120,929	123,906		123,906
Accrued interest payable	453	453		453
Off balance sheet financial instruments	0	0	0

1 In accordance with the prospective adoption of Accounting Standards Update (“ASU”) 2016-01, the fair value of loans at June 30, 2018 was measured using an exit price notion. The fair value of loans at December 31, 2017 was measured using an entry price notion.

Note 10 – Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive loss for the 12 months ended December 31, 2017 and the three-month periods ended March 31, 2018 and June 30, 2018:

(in thousands)	Investment securities- with OTTI AFS	Investment securities- all other AFS	Investment securities- HTM	Cash Flow Hedge	Pension Plan	SERP	Total
Accumulated OCL, net:
Balance - January 1, 2017	$(2,368)	$(3,218)	$(1,354)	$422	$(14,232)	$(715)	$(21,465)
Other comprehensive income/(loss) before reclassifications	31	638	0	59	(445)	(82)	201
Amounts reclassified from accumulated other comprehensive loss	(121)	36	253	0	781	105	1,054
Reclassification of certain tax effects	(481)	(435)	(246)	101	(3,170)	(152)	(4,383)
Balance – December 31, 2017	$(2,939)	$(2,979)	$(1,347)	$582	$(17,066)	$(844)	$(24,593)
Other comprehensive income/(loss) before reclassifications	685	(1,085)	0	443	516	0	559
Amounts reclassified from accumulated other comprehensive loss	(40)	7	45	0	220	29	261
Balance – March 31, 2018	$(2,294)	$(4,057)	$(1,302)	$1,025	$(16,330)	$(815)	$(23,773)
Other comprehensive income/(loss) before reclassifications	1,089	(237)	0	108	(1,750)	0	(790)
Amounts reclassified from accumulated other comprehensive loss	(144)	7	38	0	220	29	150
Balance - June 30, 2018	$(1,349)	$(4,287)	$(1,264)	$1,133	$(17,860)	$(786)	$(24,413)

The following tables present the components of other comprehensive income/(loss) for the six- and three-month periods ended June 30, 2018 and 2017:

Components of Other Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the six months ended June 30, 2018
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$2,432	$(658)	$1,774
Less: gains recognized in income	145	(39)	106
Less: accretable yield recognized in income	107	(29)	78
Net unrealized gains on investments with OTTI	2,180	(590)	1,590

Available for sale securities – all other:
Unrealized holding losses	(1,812)	490	(1,322)
Less: losses recognized in income	(19)	5	(14)
Net unrealized losses on all other AFS securities	(1,793)	485	(1,308)

Held to maturity securities:
Unrealized holding gains	0	0	0
Less: amortization recognized in income	(114)	31	(83)
Net unrealized gains on HTM securities	114	(31)	83

Cash flow hedges:
Unrealized holding gains	755	(204)	551

Pension Plan:
Unrealized net actuarial loss	(1,692)	457	(1,235)
Less: amortization of unrecognized loss	(600)	162	(438)
Less: amortization of prior service costs	(4)	1	(3)
Net pension plan liability adjustment	(1,088)	294	(794)

SERP:
Unrealized net actuarial loss	0	0	0
Less: amortization of unrecognized loss	(81)	22	(59)
Less: amortization of prior service costs	1	0	1
Net SERP liability adjustment	80	(22)	58
Other comprehensive income	$248	$(68)	$180

Components of Other Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the six months ended June 30, 2017
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$110	$(44)	$66
Less: accretable yield recognized in income	57	(23)	34
Net unrealized gains on investments with OTTI	53	(21)	32

Available for sale securities – all other:
Unrealized holding gains	2,954	(1,178)	1,776
Less: losses recognized in income	(17)	7	(10)
Net unrealized gains on all other AFS securities	2,971	(1,185)	1,786

Held to maturity securities:
Unrealized holding gains	0	0	0
Less: amortization recognized in income	(172)	68	(104)
Net unrealized gains on HTM securities	172	(68)	104

Cash flow hedges:
Unrealized holding losses	(163)	65	(98)

Pension Plan:
Unrealized net actuarial loss	(208)	82	(126)
Less: amortization of unrecognized loss	(528)	210	(318)
Less: amortization of prior service costs	(6)	2	(4)
Net pension plan liability adjustment	314	(130)	196

SERP:
Unrealized net actuarial loss	0	0	0
Less: amortization of unrecognized loss	(73)	29	(44)
Less: amortization of prior service costs	1	0	1
Net SERP liability adjustment	72	(29)	43
Other comprehensive income	$3,419	$(1,368)	$2,063

Components of Other Comprehensive Loss (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the three months ended June 30, 2018
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$1,493	$(404)	$1,089
Less: gains recognized in income	145	(39)	106
Less: accretable yield recognized in income	52	(14)	38
Net unrealized gains on investments with OTTI	1,296	(351)	945

Available for sale securities – all other:
Unrealized holding losses	(325)	88	(237)
Less: Losses recognized in income	(10)	3	(7)
Net unrealized losses on all other AFS securities	(315)	85	(230)

Held to maturity securities:
Unrealized holding gains	0	0	0
Less: amortization recognized in income	(52)	14	(38)
Net unrealized gains on HTM securities	52	(14)	38

Cash flow hedges:
Unrealized holding gains	148	(40)	108

Pension Plan:
Unrealized net actuarial loss	(2,399)	648	(1,751)
Less: amortization of unrecognized loss	(300)	81	(219)
Less: amortization of prior service costs	(2)	0	(2)
Net pension plan liability adjustment	(2,097)	567	(1,530)

SERP:
Unrealized net actuarial loss	0	0	0
Less: amortization of unrecognized loss	(40)	11	(29)
Less: amortization of prior service costs	0	0	0
Net SERP liability adjustment	40	(11)	29
Other comprehensive loss	$(876)	$236	$(640)

Components of Other Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the three months ended June 30, 2017
Available for sale (AFS) securities with OTTI:
Unrealized holding losses	$(56)	$23	$(33)
Less: accretable yield recognized in income	55	(22)	33
Net unrealized losses on investments with OTTI	(111)	45	(66)

Available for sale securities – all other:
Unrealized holding gains	2,832	(1,129)	1,703
Less: losses recognized in income	(8)	3	(5)
Net unrealized gains on all other AFS securities	2,840	(1,132)	1,708

Held to maturity securities:
Unrealized holding gains	0	0	0
Less: amortization recognized in income	(71)	28	(43)
Net unrealized gains on HTM securities	71	(28)	43

Cash flow hedges:
Unrealized holding losses	(249)	99	(150)

Pension Plan:
Unrealized net actuarial loss	(261)	103	(158)
Less: amortization of unrecognized loss	(264)	105	(159)
Less: amortization of prior service costs	(3)	2	(1)
Net pension plan liability adjustment	6	(4)	2

SERP:
Unrealized net actuarial loss	0	0	0
Less: amortization of unrecognized loss	(36)	15	(21)
Less: amortization of prior service costs	0	0	0
Net SERP liability adjustment	36	(15)	21
Other comprehensive income	$2,593	$(1,035)	$1,558

The following table presents the details of amount reclassified from accumulated other comprehensive loss for the six- and three-month periods ended June 30, 2018 and 2017:

Amounts Reclassified from Accumulated Other Comprehensive Loss (in thousands)	For the Six months ended June 30, 2018	For the Six months ended June 30, 2017	Affected Line Item in the Statement Where Net Income is Presented
Net unrealized gains on investment securities with OTTI:
Gain on calls	$145	$0	Net gains
Accretable yield	107	57	Interest income on taxable investment securities
Taxes	(68)	(23)	Provision for Income Tax Expense
	$184	$34	Net of tax
Net unrealized losses on available for sale investment securities - all others:
Losses on sales	$(19)	$(17)	Net gains
Taxes	5	7	Provision for Income Tax Expense
	$(14)	$(10)	Net of tax
Net unrealized losses on held to maturity securities:
Amortization	$(114)	$(172)	Interest income on taxable investment securities
Taxes	31	68	Provision for Income Tax Expense
	$(83)	$(104)	Net of tax
Net pension plan liability adjustment:
Amortization of unrecognized loss	$(600)	$(528)	Other Expense
Amortization of prior service costs	(4)	(6)	Salaries and employee benefits
Taxes	163	212	Provision for Income Tax Expense
	$(441)	$(322)	Net of tax
Net SERP liability adjustment:
Amortization of unrecognized loss	$(81)	$(73)	Other Expense
Amortization of prior service costs	1	1	Salaries and employee benefits
Taxes	22	29	Provision for Income Tax Expense
	$(58)	$(43)	Net of tax

Total reclassifications for the period	$(412)	$(445)	Net of tax

Amounts Reclassified from Accumulated Other Comprehensive Loss (in thousands)	For the Three months ended June 30, 2018	For the Three months ended June 30, 2017	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains on investment securities with OTTI:
Gain on calls	$145	$0	Net gains
Accretable Yield	52	55	Interest income on taxable investment securities
Taxes	(53)	(22)	Provision for Income Tax Expense
	$144	$33	Net of tax
Unrealized losses on available for sale investment securities - all others:
Losses on sales	$(10)	$(8)	Net gains
Taxes	3	3	Provision for Income Tax Expense
	$(7)	$(5)	Net of tax
Unrealized losses on held to maturity securities:
Amortization	$(52)	$(71)	Interest income on taxable investment securities
Taxes	14	28	Provision for Income Tax Expense
	$(38)	$(43)	Net of tax
Net pension plan liability adjustment:
Amortization of unrecognized loss	$(300)	$(264)	Salaries and employee benefits
Amortization of prior service costs	(2)	(3)	Salaries and employee benefits
Taxes	81	107	Provision for Income Tax Expense
	$(221)	$(160)	Net of tax
Net SERP liability adjustment:
Amortization of unrecognized loss	$(41)	$(36)	Salaries and employee benefits
Amortization of prior service costs	0	0	Salaries and employee benefits
Taxes	11	15	Provision for Income Tax Expense
	$(30)	$(21)	Net of tax

Total reclassifications for the period	$(152)	$(196)	Net of tax

Note 11 – Income Taxes

The reconciliation between the statutory federal income tax rate and effective income tax rate for the six-month periods ending June 30, 2018 and 2017 is as follows:

	June 30, 2018	June 30, 2017
Federal statutory rate	21.0%	35.0%
Tax-exempt income on securities and loans	(1.6)	(3.1)
Tax-exempt BOLI income	(1.7)	(3.5)
State income tax, net of federal tax benefit	5.2	4.4
Tax credits	(2.0)	(3.4)
Other	0.3	(0.4)
	21.2%	29.0%

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

$20.6 million—floating rate payable quarterly based on three-month LIBOR plus 275 basis points (5.08% at June 30, 2018), maturing in 2034, became redeemable five years after issuance at First United Corporation’s option.

$10.3 million--floating rate payable quarterly based on three-month LIBOR plus 275 basis points (5.08% at June 30, 2018) maturing in 2034, became redeemable five years after issuance at First United Corporation’s option.

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

On December 4, 2014, the Treasury sold all of its shares of Series A Preferred stock to third-party investors. On May 26, 2015, the Corporation repurchased the warrant from the Treasury for $120,786. The warrant was canceled and as a result of the repurchase, the Treasury has no remaining equity investment in the Corporation. First United Corporation redeemed all outstanding shares of Series A Preferred Stock as follows: (i) 10,000 shares, having an aggregate liquidation amount of $10.0 million, on February 14, 2016, (ii) 10,000 shares, having an aggregate liquidation amount of $10.0 million, on March 21, 2017; and (iii) 10,000 shares, having an aggregate liquidation amount of $10.0 million, on November 15, 2017.

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

Note 14 – Borrowed Funds

The following is a summary of short-term borrowings with original maturities of less than one year:

(Dollars in thousands)	Six months ended June 30, 2018	Year ended December 31, 2017
Short-term Correspondent Bank Advance:
Overnight borrowings, interest rate of 2.14% at June 30, 2018	$19,000	$0

Securities sold under agreements to repurchase:
Outstanding at end of period	$28,929	$48,845
Weighted average interest rate at end of period	0.14%	0.15%
Maximum amount outstanding as of any month end	$46,210	$58,438
Average amount outstanding	$42,334	$37,326
Approximate weighted average rate during the period	0.10%	0.19%

At June 30, 2018, the repurchase agreements were secured by $44.8 million in investment securities issued by government related agencies. A minimum of 102% of fair value is pledged against account balances.

The following is a summary of long-term borrowings with original maturities exceeding one year:

	June 30,	December 31,
(in thousands)	2018	2017
FHLB advances, bearing fixed interest at rates ranging from 1.54% to 3.02% at June 30, 2018	$70,000	$90,000
Junior subordinated debt, bearing variable interest rate of 5.08% at June 30, 2018	30,929	30,929
Total long-term debt	$100,929	$120,929

At June 30, 2018, the long-term FHLB advances were secured by $194.9 million in loans.

The contractual maturities of all long-term borrowings are as follows:

	June 30, 2018			December 31, 2017
(in thousands)	Fixed Rate	Floating Rate	Total	Total
Due in 2018	$0	$0	$0	$20,000
Due in 2019	20,000	0	20,000	20,000
Due in 2020	30,000	0	30,000	30,000
Due in 2021	20,000	0	20,000	20,000
Thereafter	0	30,929	30,929	30,929
Total long-term debt	$70,000	$30,929	$100,929	$120,929

Note 15 – Employee Benefit Plans

The following tables present the components of the net periodic pension plan cost for First United Corporation’s Defined Benefit Pension Plan (the “Pension Plan”) and the Bank’s Supplemental Executive Retirement Plan (“SERP”) for the periods indicated:

Pension	For the Six months ended		For the Three months ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Service cost	$162	$140	$81	$70
Interest cost	793	825	396	412
Expected return on assets	(1,620)	(1,502)	(810)	(751)
Amortization of net actuarial loss	600	528	300	264
Amortization of prior service cost	4	6	2	3
Net pension credit included in employee benefits and other expense	$(61)	$(3)	$(31)	$(2)

SERP	For the Six months ended		For the Three months ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Service cost	$56	$52	$28	$26
Interest cost	150	144	75	72
Amortization of recognized loss	81	73	41	36
Amortization of prior service cost	(1)	(1)	0	0
Net SERP expense included in employee benefits and other expense	$286	$268	$144	$134

The service cost component of net periodic benefit cost is included in salaries and benefits and all other components of net periodic benefit cost are included in other noninterest expense in the Consolidated Statement of Operations for the Company’s pension and SERP plans.

The Pension Plan is a noncontributory defined benefit pension plan that covers our employees who were hired prior to the freeze and others who were grandfathered into the plan. The benefits are based on years of service and the employees’ compensation during the last five years of employment.

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

The Corporation will assess the need for future annual contributions to the pension plan based upon its funded status and an evaluation of the future benefits to be provided thereunder. No contributions were made to the pension plan during the first six months of 2018. The Corporation expects to fund the annual projected benefit payments for the SERP from operations.

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

In January 2016, the Board of Directors of First United Corporation approved discretionary contributions to two Employer Accounts totaling $63,500. Each of the contributions had a two-year vesting period that ended at December 31, 2017. In January 2017, the Board approved discretionary contributions to four Employer Accounts totaling $112,780. Each of the contributions has a two-year vesting period. SERP Alternative expense of $28,178 was recorded in each of the six-month periods ended June 30, 2018 and 2017. SERP Alternative expense of $14,089 was recorded in each of the three-month periods ended June 30, 2018 and 2017. In January 2018, the Board approved discretionary contributions to four Employer Accounts totaling $119,252. Each of the contributions has a two-year vesting period. SERP Alternative expense of $29,812 was recorded for the first six months of 2018 and $14,906 was recorded for the second quarter of 2018.

Note 16 - Equity Compensation Plan Information

At the 2018 Annual Meeting of Shareholders, First United Corporation’s shareholders approved the First United Corporation 2018 Equity Compensation Plan which authorizes the issuance of up to 325,000 shares of common stock to employees, directors and qualifying consultants pursuant to stock options, stock appreciation rights, stock awards, dividend equivalents, and other stock-based awards.

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

Stock-based awards were made to non-employee directors in May 2018 pursuant to First United Corporation’s director compensation policy. Each director receives an annual retainer of 1,000 shares of First United Corporation common stock, plus $10,000 to be paid, at the director’s election, in cash or additional shares of common stock. In 2018, a total of 12,936 fully-vested shares of common stock were issued to directors, which had a grant date fair market value of $20.63 per share. Director stock compensation expense was $115,889 for the six months ended June 30, 2018 and $85,282 for the six months ended June 30, 2017. Director stock compensation expense was $62,331 for the second quarter of 2018 and $48,099 for the same period of 2017.

Note 17 – Letters of Credit and Off Balance Sheet Liabilities

The Corporation does not issue any guarantees that would require liability recognition or disclosure other than the standby letters of credit issued by the Bank.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, the Bank’s letters of credit are issued with expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting these commitments.  The Bank had $2.7 million of outstanding standby letters of credit at June 30, 2018 and $2.6 million at December 31, 2017. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required by the letters of credit.  Management does not believe that the amount of the liability associated with guarantees under standby letters of credit outstanding at June 30, 2018 and December 31, 2017 is material.

Note 18 – Derivative Financial Instruments

As a part of managing interest rate risk, the Bank entered into interest rate swap agreements to modify the re-pricing characteristics of certain interest-bearing liabilities. The Corporation has designated these interest rate swap agreements as cash flow hedges under the guidance of ASC Subtopic 815-30, Derivatives and Hedging – Cash Flow Hedges. Cash flow hedges have the effective portion of changes in the fair value of the derivative, net of taxes, recorded in net accumulated other comprehensive loss.

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

The fair value of the interest rate swap contracts was $1.5 million and $.8 million at June 30, 2018 and December 31, 2017, respectively.

For the six months ended June 30, 2018, the Corporation recorded an increase in the value of the derivatives of $755 thousand and the related deferred tax of $204 thousand in net accumulated other comprehensive loss to reflect the effective portion of cash flow hedges. ASC Subtopic 815-30 requires this amount to be reclassified to earnings if the hedge becomes ineffective or is terminated. There was no hedge ineffectiveness recorded for the six months ending June 30, 2018. The Corporation does not expect any losses relating to these hedges to be reclassified into earnings within the next 12 months.

Interest rate swap agreements are entered into with counterparties that meet established credit standards and the Corporation believes that the credit risk inherent in these contracts is not significant as of June 30, 2018.

The table below discloses the impact of derivative financial instruments on the Corporation’s Consolidated Financial Statements for the six- and three- months ended June 30, 2018 and 2017.

Derivative in Cash Flow Hedging Relationships
(in thousands)	Amount of gain or (loss) recognized in OCI on derivative (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion) (a)	Amount of gain or (loss) recognized in income or derivative (ineffective portion and amount excluded from effectiveness testing) (b)
Interest rate contracts:
Six months ended:
June 30, 2018	$551	$0	$0
June 30, 2017	(98)	0	0
Three months ended:
June 30, 2018	$108	$0	$0
June 30, 2017	(150)	0	0

Notes:

(a) Reported as interest expense

(b) Reported as other income

Note 19 – Variable Interest Entities (VIE)

As noted in Note 12, First United Corporation created the Trusts for the purposes of raising regulatory capital through the sale of mandatorily redeemable preferred capital securities to third party investors and common equity interests to First United Corporation. The Trusts are considered Variable Interest Entities (“VIEs”), but are not consolidated because First United Corporation is not the primary beneficiary of the Trusts. At June 30, 2018, the Corporation reported all of the $30.9 million of TPS Debentures issued to Trust I and Trust II as long-term borrowings and it reported its $.9 million equity interest in those Trusts as “Other Assets”.

In November 2009, the Bank became a 99.99% limited partner in Liberty Mews Limited Partnership (“Liberty Mews”), a Maryland limited partnership formed for the purpose of acquiring, developing and operating low-income housing units in Garrett County, Maryland. The Partnership was financed with a total of $10.6 million of funding, including a $6.1 million equity contribution from the Bank as the limited partner. Liberty Mews used the proceeds from these sources to purchase the land and construct a 36-unit low income housing rental complex at a total cost of $10.6 million. The total assets of Liberty Mews were approximately $8.4 million at June 30, 2018 and $8.6 million at December 31, 2017.

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

The Corporation’s tax expense for the six months ended June 30, 2018 was approximately $.4 million lower as a result of the impact of the tax credits and the tax losses relating to the partnership.

At June 30, 2018 and December 31, 2017, the Corporation included its total investment in Liberty Mews in “Other Assets” in its Consolidated Statement of Financial Condition. As of June 30, 2018, the Bank’s commitment in Liberty Mews was fully funded. The following table presents details of the Bank’s involvement with Liberty Mews at the dates indicated:

	June 30,	December 31,
(in thousands)	2018	2017
Investment in LIHTC Partnership
Carrying amount on Balance Sheet of:
Investment (Other Assets)	$2,216	$2,562
Maximum exposure to loss	2,216	2,562

Note 20 – Revenue Recognition

On January 1, 2018, the Corporation adopted ASU 2014-09 Revenue from Contracts with Customers (Topic 606) and all subsequent ASUs that modified Topic 606. As stated in Note 22 below, the implementation of the new standard did not have an impact on the measurement or recognition of revenue; as such, a cumulative effect adjustment to opening retained earnings was not deemed necessary.

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

Gains/(Losses) on Sale of OREO

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the six and three months ended June 30, 2018 and 2017.

	Six months ended		Three months ended
	June 30,	June 30,	June 30,	June 30,
(in thousands)	2018	2017	2018	2017
Noninterest income
In-scope of Topic 660:
Service charges	$1,560	$1,508	$768	$773
Trust department	3,305	3,050	1,641	1,535
Debit card income	1,201	1,144	648	575
Brokerage commissions	551	426	306	213
Noninterest income (in-scope of Topic 660)	6,617	6,128	3,363	3,096
Noninterest income (out-of-scope of Topic 660)	794	831	372	386
Total Noninterest Income	$7,411	$6,959	$3,735	$3,482

Note 21 – Assets and Liabilities Subject to Enforceable Master Netting Arrangements

Interest Rate Swap Agreements (“Swap Agreements”)

The Corporation has entered into interest rate swap agreements to modify the re-pricing characteristics of certain interest-bearing liabilities as a part of managing interest rate risk. The swap agreements have been designated as cash flow hedges, and accordingly, the fair value of the interest rate swap contracts is reported in Other Assets on the Consolidated Statement of Financial Condition. The swap agreements were entered into with a third party financial institution. The Corporation is party to master netting arrangements with its financial institution counterparty; however, the Corporation does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, in the form of cash and investment securities, are pledged by the Corporation as the counterparty with net liability positions in accordance with contract thresholds. See Note 18 to the Consolidated Financial Statements for more information.

Securities Sold Under Agreements to Repurchase (“Repurchase Agreements”)

The Bank enters into agreements under which it sells interests in U.S. securities to certain customers subject to an obligation to repurchase, and on the part of the customers to resell, such interests. Under these arrangements, the Bank may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Bank to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing arrangements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Consolidated Statement of Condition, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts. There is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. In addition, as the Bank does not enter into reverse repurchase agreements, there is no such offsetting to be done with the repurchase agreements. The right of setoff for a repurchase agreement resembles a secured borrowing, whereby the collateral would be used to settle the fair value of the repurchase agreement should the Bank be in default (i.e. fails to repurchase the U.S. securities on the maturity date of the agreement). The investment security collateral, maintained at 102% of the borrowing, is held by a third party financial institution in the counterparty’s custodial account.

The following table presents the assets and liabilities subject to an enforceable master netting arrangement or repurchase agreements at June 30, 2018 and December 31, 2017.

				Gross Amounts Not Offset in the Statement of Condition
(In thousands)	Gross Amounts of Recognized (Assets)/ Liabilities	Gross Amounts Offset in the Statement of Condition	Net Amounts of (Assets)/ Liabilities Presented in the Statement of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
June 30, 2018
Interest Rate Swap Agreements	$(1,536)	$0	$(1,536)	$1,536	$0	$0

Repurchase Agreements	$28,929	$0	$28,929	$(28,929)	$0	$0
December 31, 2017
Interest Rate Swap Agreements	$(781)	$0	$(781)	$781	$0	$0

Repurchase Agreements	$48,845	$0	$48,845	$(48,845)	$0	$0

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 is intended to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. For public business entities, ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the update is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Corporation is evaluating the provisions of ASU 2017-12 but believes that its adoption will not have a material impact on the Corporation’s financial condition or results of operations.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses the following eight specific cash flow issues: (a) debt prepayment or debt extinguishment costs; (b) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (c) contingent consideration payments made after a business combination; (d) proceeds from the settlement of insurance claims; (e) proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); (f) distributions received from equity method investees; (g) beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The amendments in this Update apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under Topic 230. ASU 2016-15 is effective for public business entities for annual periods beginning after December 15, 2017, and interim periods within those annual periods, and for all other entities for annual periods beginning after December 15, 2018 and interim periods within annual periods beginning after December 15, 2019 with early adoption permitted. The Corporation adopted ASU 2016-15 on January 1, 2018. The adoption did not have an impact on the Corporation’s statement of cash flows.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10). This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments by making targeted improvements to GAAP as follows: (a) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (b) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (c) eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (d) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (e) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (f) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (g) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (h) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The adoption of ASU 2016-01 on January 1, 2018 did not have a material impact on the Corporation’s financial condition or results of operations. In accordance with item (e) above, the Corporation measured the fair value of its loan portfolio as of June 30, 2018 using an exit price notion (see Note 9, Fair Value of Financial Instruments).

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which establishes a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries. ASU 2014-09 specifies that an entity shall recognize revenue when, or as, the entity satisfies a performance obligation by transferring a promised good or service (i.e. an asset) to a customer. An asset is transferred when, or as, the customer obtains control of the asset. Entities are required to disclose qualitative and quantitative information on the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for us on January 1, 2018. The Corporation has elected to implement ASU 2014-09 using the modified retrospective application, with the cumulative effect recorded as an adjustment to opening retained earnings at January 1, 2018. There was no cumulative effect adjustment required upon adoption. Financial instruments which are the sources of the majority of our operating revenue are excluded from the scope of this amended guidance, which includes interest income and securities gains/losses. The following revenue streams were identified to be in scope of ASC Topic 606: Wealth Management, includes trust and brokerage services, service charges on deposit accounts, interchange fee income – debit card income and gains/losses on sale of OREO.  The Corporation adopted ASU 2014-09 on January 1, 2018 and did not identify any significant changes in the timing of revenue recognition when considering the amended accounting guidance.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and analysis is intended as a review of material changes in and significant factors affecting the financial condition and results of operations of First United Corporation and its consolidated subsidiaries for the periods indicated. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and the notes thereto contained in Item 1 of Part I of this report, as well as the audited consolidated financial statements and related notes included in First United Corporation’s annual report on form 10-K for the year ended December 31, 2017.

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

FIRST UNITED CORPORATION

First United Corporation is a Maryland corporation chartered in 1985 and a bank holding company registered with the Board of Governors of the Federal Reserve System (the “FRB”) under the Bank Holding Company Act of 1956, as amended. The Corporation’s primary business is serving as the parent company of First United Bank & Trust, a Maryland trust company (the “Bank”), First United Statutory Trust I (“Trust I”) and First United Statutory Trust II (“Trust II”), both Connecticut statutory business trusts, and First United Statutory Trust III, a Delaware statutory business trust (“Trust III” and together with Trust I and Trust II, the “Trusts”). The Trusts were formed for the purpose of selling trust preferred securities that qualified as Tier 1 capital. The Bank has two consumer finance company subsidiaries- OakFirst Loan Center, Inc., a West Virginia corporation, and OakFirst Loan Center, LLC, a Maryland limited liability company- and two subsidiaries that it uses to hold real estate acquired through foreclosure or by deed in lieu of foreclosure- First OREO Trust, a Maryland statutory trust, and FUBT OREO I, LLC, a Maryland limited liability company. The Bank also owns 99.9% of the limited partnership interests in Liberty Mews Limited Partnership; a Maryland limited partnership formed for the purpose of acquiring, developing and operating low-income housing units in Garrett County, Maryland.

At June 30, 2018, the Corporation’s total assets were $1.3 billion, net loans of $931.4 million, and deposits of $1.0 billion. Shareholders’ equity at June 30, 2018 was $113.0 million.

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

Goodwill and Other Intangible Assets

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles - Goodwill and Other, establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill.  The $11.0 million recorded as goodwill at June 30, 2018 is primarily related to the Bank’s 2003 acquisition of Huntington National Bank branches and is not subject to periodic amortization.

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

SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data for the six-month periods ended June 30, 2018 and 2017 and is qualified in its entirety by the detailed information and unaudited financial statements, including the notes thereto, included elsewhere in this quarterly report.

	As of or for the Six months ended June 30,
	2018	2017
Per Share Data
Basic and diluted net income per common share	$0.78	$0.52
Basic and diluted book value per common share	$15.95	$15.36

Significant Ratios
Return on Average Assets (a)	0.84%	0.68%
Return on Average Equity (a)	9.94%	7.40%
Average Equity to Average Assets	8.47%	8.79%

Note: (a) Annualized

RESULTS OF OPERATIONS

Overview

Consolidated net income available to common shareholders was $5.5 million for the first six months of 2018, compared to $3.5 million for the same period of 2017. Basic and diluted net income per common share for the first six months of 2018 were both $.78, compared to basic and diluted net income per common share of $.52 for the same period of 2017. The increase in earnings was primarily due to an increase in net interest income of $2.2 million, an increase of $.4 million in wealth management income, a $.2 million decrease in provision for loan loss expense, and a decrease of $.8 million in preferred stock dividends due to the $10.0 million redemptions of the Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) in November 2016 and March 2017. These changes were offset by a $1.2 million increase in salaries and benefits attributable to new hires in late 2017, merit increases, and an increase in life and health insurance related to increased claims, an increase of $.4 million in equipment, occupancy and data processing expenses in the first six months of 2018, and an increase in other real estate owned (“OREO”) expenses due to valuation allowance write-downs on properties in the first half of 2018. The net interest margin for the first six months of 2018, the year ended December 31, 2017 and the first six months of 2017, on a fully tax equivalent (“FTE”) basis, was 3.71%, 3.37% and 3.35%, respectively.

The provision for loan losses was $.7 million for the six months ended June 30, 2018 and $.9 million for the six months ended June 30, 2017. The reduction in provision expense for the first six months of 2018 was primarily driven by a reduction of historical loss factors due to the continued improvement of the loan portfolio offset by loan growth. Specific allocations have been made for impaired loans where management has determined that the collateral supporting the loans is not adequate to cover the loan balance, and the qualitative factors affecting the ALL have been adjusted based on the current economic environment and the characteristics of the loan portfolio.

Net interest income increased $2.2 million when comparing the six month periods ended June 30, 2018 and June 30, 2017. Interest income, when comparing these same periods, increased $2.1 million due primarily to increased interest and fees on the loan portfolio due to loans repricing at higher rates, new loans booked at higher rates as well as the collection of interest and late charges on a payoff of a commercial non-accrual loan in the first quarter of 2018.

Interest expense on our interest-bearing liabilities decreased by $.1 million during the six months ended June 30, 2018 when compared to the same period of 2017 due primarily to an $8.9 million reduction in average long-term borrowings that resulted from the repayment of two FHLB advances totaling $5.0 million at maturity in January 2018, the repayment of $10.8 million of TPS Debentures held by Trust III in March 2017, and the shift of a $15.0 million FHLB advance from a higher cost, long-term borrowing to lower cost overnight borrowings. These decreases were offset slightly by increased interest expense on deposits as we offered product specials and increased pricing for the full relationship customer.

Other operating income increased $.6 million during the first six months of 2018 when compared to the same period of 2017. This increase was primarily attributable to increased wealth management income, service charges, debit card income, and net gains from the investment portfolio. These increases were offset by slight declines in BOLI and other income.

Operating expenses increased $2.0 million in the first six months of 2018 when compared to the same period of 2017. The increase was due primarily to a $1.2 million increase in salaries and benefits attributable to new hires in late 2017, merit increases and an increase in life and health insurance related to increased claims, an increase of $.4 million in equipment, occupancy and data processing expenses, and an increase in OREO expenses due to valuation allowance write-downs on properties, offset by a slight decrease in other miscellaneous expenses such as marketing, personnel related expense, and postage.

Consolidated net income available to common shareholders was $3.0 million for the second quarter of 2018, compared to $2.1 million for the same period of 2017. Basic and diluted net income per common share for the second quarter of 2018 were both $.43, compared to basic and diluted net income per common share of $.30 for the same period of 2017. The increase in earnings was primarily due to an increase in net interest income of $.9 million, an increase of $.1 million in wealth management income, a decrease of $.2 million in preferred stock dividends due to the $10.0 million redemption of Series A Preferred Stock in both November 2016 and March 2017. These changes were offset by a $.6 million increase in salaries and benefits attributable to new hires in late 2017, merit increases and an increase in life and health insurance related to increased claims, an increase of $.2 million in equipment, occupancy and data processing expenses in the second quarter of 2018, an increase in OREO expenses due to valuation allowance write-downs on properties in the second quarter of 2018. The net interest margin for the second quarter of 2018, the year ended December 31, 2017 and the second quarter of 2017, on an FTE basis, was 3.73%, 3.37% and 3.42%, respectively.

The provision for loan losses was $.3 million for both the second quarter of 2018 and 2017. Specific allocations have been made for impaired loans where management has determined that the collateral supporting the loans is not adequate to cover the loan balance, and the qualitative factors affecting the ALL have been adjusted based on the current economic environment and the characteristics of the loan portfolio.

Net interest income increased $.9 million when comparing the second quarter of 2018 to the second quarter of 2017. Interest income, when comparing these same periods, increased $1.0 million due primarily to increased interest and fees on the loan portfolio from loans repricing at higher rates and new loans booked at higher rates. Interest expense increased slightly by $.1 million due primarily to increased pricing on the full relationship customers offset by lower borrowing costs.

Interest expense on our interest-bearing liabilities increased slightly by $.1 million during the second quarter of 2018 when compared to the same period of 2017, due primarily to increased interest expense on deposits as we offered product specials and increased pricing for the full relationship customer.

Other operating income increased $.4 million during second quarter of 2018 when compared to the same period of 2017. This increase was primarily attributable to increased wealth management and debit card income, and net gains on the investment portfolio.

Operating expenses increased $.8 million in the second quarter of 2018 when compared to the same period of 2017. The increase was due primarily to a $.6 million increase in salaries and benefits attributable to new hires in late 2017, merit increases and an increase in life and health insurance related to increased claims, an increase of $.2 million in equipment, occupancy and data processing expenses, and an increase in OREO expenses due to valuation allowance write-downs on properties in the second quarter of 2018.

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

The following table sets forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the six-month periods ended June 30, 2018 and 2017:

	Six months ended June 30,
	2018			2017
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Assets
Loans	$923,726	$21,431	4.68%	$893,164	$19,531	4.41%
Investment Securities:
Taxable	217,374	2,921	2.71%	215,686	2,743	2.56%
Non taxable	18,558	847	9.20%	17,057	727	8.60%
Total	235,932	3,768	3.22%	232,743	3,470	3.01%
Federal funds sold	22,581	140	1.25%	45,811	173	0.76%
Interest-bearing deposits with other banks	2,219	9	0.82%	2,122	5	0.43%
Other interest earning assets	5,108	135	5.33%	5,207	126	4.90%
Total earning assets	1,189,566	25,483	4.32%	1,179,047	23,305	3.99%
Allowance for loan losses	(10,569)			(11,082)
Non-earning assets	135,448			150,969
Total Assets	$1,314,445			$1,318,934

Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$174,063	$71	0.08%	$170,618	$52	0.06%
Interest-bearing money markets	216,197	331	0.31%	228,770	208	0.18%
Savings deposits	162,163	90	0.11%	155,254	87	0.11%
Time deposits:
Less than $100k	107,635	523	0.98%	116,942	568	0.98%
$100k or more	117,105	769	1.32%	119,007	662	1.12%
Short-term borrowings	50,169	124	0.50%	31,397	34	0.22%
Long-term borrowings	111,592	1,728	3.12%	125,822	2,109	3.38%
Total interest-bearing liabilities	938,924	3,636	0.78%	947,810	3,720	0.79%
Non-interest-bearing deposits	245,202			232,972
Other liabilities	19,048			22,233
Shareholders’ Equity	111,271			115,919
Total Liabilities and Shareholders’ Equity	$1,314,445			$1,318,934
Net interest income and spread		$21,847	3.54%		$19,585	3.20%
Net interest margin			3.71%			3.35%

Note:

(1)	The above table reflects the average rates earned or paid stated on an FTE basis assuming a 21% tax rate for 2018 and a 35% tax rate for 2017. Non-GAAP interest income on a fully taxable equivalent was $397 and $287, respectively.
(2)	Net interest margin is calculated as net interest income divided by average earning assets.
(3)	The average yields on investments are based on amortized cost.

Net interest income, on an FTE basis, increased $2.3 million (11.5%) during the first six months of 2018 over the same period in 2017 due to a $2.2 million (9.3%) increase in interest income and a $.1 million (2.3%) decrease in interest expense. The net interest margin for the first six months of 2018 was 3.71%, compared to 3.35% for the first six months of 2017.

Comparing the first six months of 2018 to the same period of 2017, the increase in interest income was due to increases of $1.9 million in interest and fees on loans and $.3 million in interest income on investments. The increase in interest and fees on loans was due primarily to an increase in the rate earned of 27 basis points attributable to loans repricing, new loans booked at higher rates and increased balances related to the purchases of a $10.0 million student loan pool and a $15.0 million pool of 1-4 family mortgage loans in the first quarter of 2018. The increase in investment interest income was due primarily to an increase in the rate earned of 21 basis points related to the CDO portfolio.

Interest expense on our interest-bearing liabilities decreased by $.1 million during the six months ended June 30, 2018 when compared to the same period of 2017 due primarily to a $14.2 million reduction in average long-term borrowings, which resulted from the repayment of two FHLB advances totaling $5.0 million at maturity in January 2018, the shift of a $15.0 million FHLB advance that matured on April 30, 2018 to short-term borrowings, and the repayment of $10.8 million of TPS Debentures held by Trust III in March 2017. During the six months ended June 30, 2018, interest expense on deposits increased slightly as pricing pressures continued in all markets. We continued to offer empowered pricing on full relationship customers.

The following table sets forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the three-month periods ended June 30, 2018 and 2017:

	Three months ended June 30,
	2018			2017
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Assets
Loans	$939,303	$10,938	4.67%	$893,688	$9,874	4.43%
Investment Securities:
Taxable	215,604	1,474	2.74%	213,488	1,443	2.71%
Non taxable	18,328	422	9.24%	16,992	357	8.44%
Total	233,932	1,896	3.25%	230,480	1,800	3.13%
Federal funds sold	10,906	15	0.55%	49,379	98	0.80%
Interest-bearing deposits with other banks	1,790	4	0.90%	1,878	3	0.54%
Other interest earning assets	5,167	69	5.35%	5,204	59	4.58%
Total earning assets	1,191,098	12,922	4.35%	1,180,629	11,834	4.02%
Allowance for loan losses	(10,573)			(11,836)
Non-earning assets	134,236			148,641
Total Assets	$1,314,761			$1,317,434

Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$174,961	$42	0.10%	$172,591	$25	0.06%
Interest-bearing money markets	209,801	176	0.34%	221,472	107	0.19%
Savings deposits	164,096	46	0.11%	157,844	44	0.11%
Time deposits:
Less than $100k	105,028	260	0.99%	116,368	281	0.97%
$100k or more	116,873	404	1.39%	118,980	352	1.19%
Short-term borrowings	52,576	94	0.72%	30,102	18	0.25%
Long-term borrowings	105,709	834	3.16%	120,929	935	3.10%
Total interest-bearing liabilities	929,044	1,856	0.80%	938,286	1,762	0.75%
Non-interest-bearing deposits	253,713			239,452
Other liabilities	19,280			22,581
Shareholders’ Equity	112,724			117,115
Total Liabilities and Shareholders’ Equity	$1,314,761			$1,317,434
Net interest income and spread		$11,066	3.55%		$10,072	3.27%
Net interest margin			3.73%			3.42%

Note:

(1)	The above table reflects the average rates earned or paid stated on an FTE basis assuming a 21% tax rate for 2018 and a 35% tax rate for 2017. Non-GAAP interest income on a fully taxable equivalent was $198 and $143, respectively.
(2)	Net interest margin is calculated as net interest income divided by average earning assets.
(3)	The average yields on investments are based on amortized cost.

Net interest income, on an FTE basis, increased $1.0 million (9.9%) during the second quarter of 2018 over the same period in 2017 due to a $1.1 million (9.2%) increase in interest income and a $.1 million (5.3%) increase in interest expense. The net interest margin for the second quarter of 2018 was 3.73%, compared to 3.42% for the second quarter of 2017.

Comparing the second quarter of 2018 to the same period of 2017, the increase in interest income was due to increases of $1.0 million in interest and fees on loans and $.1 million in interest income on investments. The increase in interest and fees on loans was due primarily to an increase in the rate earned of 24 basis points attributable to loans repricing at higher rates, new loans booked at higher rates and increased balances related to the purchases of a $10.0 million student loan pool and a $15.0 million pool of 1-4 family mortgage loans in the first quarter of 2018. The increase in investment interest income was due primarily to an increase in the rate earned of 12 basis points related to the CDO portfolio.

Interest expense on our interest-bearing liabilities increased slightly by $.1 million during the second quarter of 2018 when compared to the same period of 2017 due primarily to increased interest expense on deposits as we offered product specials and increased pricing on the full relationship customer.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense for our average interest-earning assets and average interest-bearing liabilities for the six-month periods ended June 30, 2018 and 2017:

	2018 Compared to 2017
(in thousands and tax equivalent basis)	Volume	Rate	Net
Interest Income:
Loans	$674	$1,226	$1,900
Taxable Investments	22	156	178
Non-taxable Investments	65	55	120
Federal funds sold	(88)	55	(33)
Other interest earning assets	0	13	13
Total interest income	673	1,505	2,178

Interest Expense:
Interest-bearing demand deposits	1	18	19
Interest-bearing money markets	(11)	134	123
Savings deposits	4	(1)	3
Time deposits less than $100	(46)	1	(45)
Time deposits $100 or more	(11)	118	107
Short-term borrowings	21	69	90
Long-term borrowings	(240)	(141)	(381)
Total interest expense	(282)	198	(84)

Net interest income	$955	$1,307	$2,262

Note:

(1)	The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense for our average interest-earning assets and average interest-bearing liabilities for the three-month periods ended June 30, 2018 and 2017:

	2018 Compared to 2017
(in thousands and tax equivalent basis)	Volume	Rate	Net
Interest Income:
Loans	$505	$559	$1,064
Taxable Investments	14	17	31
Non-taxable Investments	28	37	65
Federal funds sold	(77)	(6)	(83)
Other interest earning assets	(2)	13	11
Total interest income	468	620	1,088

Interest Expense:
Interest-bearing demand deposits	0	17	17
Interest-bearing money markets	(6)	75	69
Savings deposits	2	0	2
Time deposits less than $100	(27)	6	(21)
Time deposits $100 or more	(6)	58	52
Short-term borrowings	14	62	76
Long-term borrowings	(118)	17	(101)
Total interest expense	(141)	235	94

Net interest income	$609	$385	$994

Note:

(1)	The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

The provision for loan losses was $.7 million for the six months ended June 30, 2018 and $.9 million for the six months ended June 30, 2017. The reduction in provision expense for the first six months of 2018 was primarily driven by a reduction of historical loss factors due to the continued improvement of the loan portfolio offset by loan growth. The provision for loan losses was $.3 million for the second quarter of 2018 and 2017. Management evaluates the ALL to ensure that it reflects a level commensurate with the risk inherent in our loan portfolio.

Other Operating Income

Other operating income, exclusive of gains, increased $.5 million during the first six months of 2018 when compared to the same period of 2017. This increase was primarily attributable to increased wealth management income, service charges and debit card income. These increases were offset by slight declines in BOLI and other income.

Net gains of $.2 million were reported in other income for the first six months of 2018, compared to net gains of $14 thousand during the same period of 2017.

Other operating income, exclusive of gains, increased $.3 million during the second quarter of 2018 when compared to the same period of 2017. This increase was primarily attributable to increased wealth management and debit card income.

Net gains of $.1 million were reported in other income for the second quarter of 2018, compared to net gains of $9 thousand during the same period of 2017.

The following table shows the major components of other operating income for the six- and three-month periods ended June 30, 2018 and 2017, exclusive of net gains:

	Income as % of Total Other Operating Income				Income as % of Total Other Operating Income
	For the Six months ended				For the Three months ended
	June 30,				June 30,
	2018		2017		2018		2017
Service charges	$1,560	21%	$1,508	22%	$768	21%	$773	22%
Trust department	3,305	45%	3,050	44%	1,641	44%	1,535	44%
Debit card Income	1,201	16%	1,144	16%	648	17%	575	16%
Bank owned life insurance	584	8%	600	9%	285	8%	291	9%
Brokerage commissions	551	7%	426	6%	306	8%	213	6%
Other income	210	3%	231	3%	87	2%	95	3%
	$7,411	100%	$6,959	100%	$3,735	100%	$3,482	100%

Other Operating Expenses

Operating expenses increased $2.0 million in the first six months of 2018 when compared to the same period of 2017. The increase was due primarily to a $1.2 million increase in salaries and benefits attributable to new hires in late 2017, merit increases and an increase in life and health insurance related to increased claims, an increase of $.4 million in equipment, occupancy and data processing expenses, an increase in OREO expenses due to valuation allowance write-downs on properties, offset by a slight decrease in other miscellaneous expenses such as marketing, personnel related expense, and postage.

Operating expenses increased $.8 million in the second quarter of 2018 when compared to the same period of 2017. The increase was due primarily to a $.6 million increase in salaries and benefits attributable to new hires in late 2017, merit increases and an increase in life and health insurance related to increased claims, an increase of $.2 million in equipment, occupancy and data processing expenses, and an increase in OREO expenses due to valuation allowance write-downs on properties in the second quarter of 2018.

The composition of other operating expenses for the six- and three-month periods ended June 30, 2018 and 2017 is illustrated in the following table:

	Expense as % of Total Other Operating Expenses				Expense as % of Total Other Operating Expenses
	For the Six months ended				For the Three months ended
	June 30,				June 30,
	2018		2017		2018		2017
Salaries and employee benefits	$12,038	56%	$10,792	56%	$6,119	58%	$5,525	56%
FDIC premiums	303	1%	268	2%	170	2%	184	2%
Occupancy, equipment and data processing	4,531	21%	4,180	21%	2,278	21%	2,112	21%
Professional Services	643	3%	537	3%	307	3%	284	3%
Contract Labor	337	2%	406	3%	161	1%	279	3%
Telephony Expense	430	2%	402	2%	219	2%	200	2%
Other real estate owned	493	2%	212	1%	108	1%	38	0%
Other	2,541	13%	2,532	12%	1,263	12%	1,237	13%
	$21,316	100%	$19,329	100%	$10,625	100%	$9,859	100%

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

The effective tax rate for the first six months of 2018 was 21.2%, compared to an effective tax rate of 28.9% for the first six months of 2017. The effective tax rate for the second quarter of 2018 was 21.8%, compared to an effective tax rate of 29.2% for the second quarter of 2017. The decrease in the effective rate was due to the enactment of the Tax Cuts and Jobs Act on December 22, 2017 which reduced the U.S. federal income tax rate for C Corporations from 35% to 21%. This reduction will continue to affect future periods.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets at June 30, 2018 remained unchanged at $1.3 billion when compared to December 31, 2017. During the first six months of 2018, cash and interest-bearing deposits in other banks decreased $58.4 million, the investment portfolio decreased $7.5 million and gross loans increased $48.7 million. Premises and equipment increased $4.3 million due to bank-wide building renovation projects associated with our new brand efforts. Total liabilities decreased $17.7 million during the first six months of 2018 primarily due to a $20.0 million reduction in repurchase agreements where customers (primarily municipalities) are using funds in their Treasury Management accounts. The $20.0 million reduction in long-term borrowings was due to the repayment of two FHLB advances totaling $5.0 million at maturity in January 2018 and the shift of a $15.0 million FHLB advance from long-term borrowings to short-term borrowings at maturity on April 30, 2018. Total deposits increased slightly by $1.7 million.

Loan Portfolio

The following table presents the composition of our loan portfolio at the dates indicated:

(dollars in thousands)	June 30, 2018		December 31, 2017
Commercial real estate	$290,695	31%	$283,162	32%
Acquisition and development	111,779	12%	110,530	12%
Commercial and industrial	88,174	9%	76,723	8%
Residential mortgage	417,282	44%	398,648	45%
Consumer	33,271	4%	23,455	3%
Total Loans	$941,201	100%	$892,518	100%

Comparing June 30, 2018 to December 31, 2017, outstanding loans increased by $48.7 million (5.4%). Commercial real estate (“CRE”) loans increased $7.5 million due primarily to several new large relationships in the first six months of 2018. Acquisition and development (“A&D”) loans increased $1.2 million. Commercial and industrial (“C&I”) loans increased $11.5 million due to several new relationships as well as new balances for one large existing relationship of approximately $5.0 million. Residential mortgages increased $18.6 million primarily due to the purchase of a $15.0 million 1-4 family mortgage pool in February 2018, and in house growth continuing in our professional program, offset slightly by amortization on existing balances. The consumer portfolio increased $9.8 million due to the purchase of a $10.0 million student loan pool in the first quarter of 2018 offset by regular amortization. Approximately 28% of the commercial loan portfolio was collateralized by real estate at both June 30, 2018 and December 31, 2017.

Risk Elements of Loan Portfolio

The following table presents the risk elements of our loan portfolio at the dates indicated. Management is not aware of any potential problem loans other than those listed in this table or discussed below.

(dollars in thousands)	June 30, 2018	% of Applicable Portfolio	December 31, 2017	% of Applicable Portfolio
Non-accrual loans:
Commercial real estate	$2,937	1.01%	$4,453	1.60%
Acquisition and development	42	0.04%	211	0.20%
Commercial and industrial	16	0.02%	378	0.50%
Residential mortgage	1,998	0.50%	2,046	0.50%
Consumer	23	0.07%	30	0.10%
Total non-accrual loans	$5,016	0.53%	$7,118	0.80%

Accruing Loans Past Due 90 days or more:
Commercial real estate	$25		$0
Acquisition and development	0		144
Commercial and industrial	3		6
Residential mortgage	397		430
Consumer	6		15
Total loans past due 90 days or more	$431		$595

Total non-accrual and accruing loans past due 90 days or more	$5,447		$7,713

Restructured Loans (TDRs):
Performing	$4,883		$5,121
Non-accrual (included above)	241		834
Total TDRs	$5,124		$5,955

Other real estate owned	$8,503		$10,141

Impaired loans without a valuation allowance	$10,945		$12,317
Impaired loans with a valuation allowance	1,594		2,634
Total impaired loans	$12,539		$14,951

Valuation allowance related to impaired loans	$175		$362

Performing loans considered to be impaired (including performing troubled debt restructurings, or TDRs), as defined and identified by management, amounted to $7.5 million at June 30, 2018 and $7.8 million at December 31, 2017. Loans are identified as impaired when, based on current information and events, management determines that we will be unable to collect all amounts due according to contractual terms. These loans consist primarily of A&D loans and CRE loans. The fair values are generally determined based upon independent third- party appraisals of the collateral or discounted cash flows based upon the expected proceeds. Specific allocations have been made where management believes there is insufficient collateral to repay the loan balance if liquidated and there is no secondary source of repayment available.

The following table presents the details of impaired loans that are TDRs by class at June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Performing
Commercial real estate
Non owner-occupied	3	$363	3	$370
All other CRE	2	2,618	2	2,685
Acquisition and development
1-4 family residential construction	1	457	1	527
All other A&D	1	233	1	238
Commercial and industrial	0	0	0	0
Residential mortgage
Residential mortgage – term	7	1,212	8	1,301
Residential mortgage – home equity	0	0	0	0
Consumer	0	0	0	0
Total performing	14	$4,883	15	$5,121

Non-accrual
Commercial real estate
Non owner-occupied	0	$0	0	$0
All other CRE	0	0	2	583
Acquisition and development
1-4 family residential construction	0	0	0	0
All other A&D	0	0	0	0
Commercial and industrial	0	0	0	0
Residential mortgage
Residential mortgage – term	2	241	2	251
Residential mortgage – home equity	0	0	0	0
Consumer	0	0	0	0
Total non-accrual	2	241	4	834
Total TDRs	16	$5,124	19	$5,955

The level of TDRs decreased $.8 million during the six months ended June 30, 2018. There were two non-accrual loans totaling $.6 million that were repaid in the first quarter of 2018 and one performing TDR that moved to OREO. Additionally, $.2 million in net principal payments were received during the same time period.

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

The following table presents a summary of the activity in the ALL for the six months ended June 30:

(dollars in thousands)	2018	2017
Balance, January 1	$9,972	$9,918
Charge-offs:
Commercial real estate	(889)	(2,745)
Acquisition and development	(98)	(18)
Commercial and industrial	(10)	(33)
Residential mortgage	(240)	(236)
Consumer	(175)	(143)
Total charge-offs	(1,412)	(3,175)
Recoveries:
Commercial real estate	60	63
Acquisition and development	258	188
Commercial and industrial	31	1,651
Residential mortgage	65	253
Consumer	79	116
Total recoveries	493	2,271
Net credit losses	(919)	(904)
Provision for loan losses	716	908
Balance at end of period	$9,769	$9,922

Allowance for loan losses to gross loans outstanding (as %)	1.04%	1.11%
Net charge-offs to average loans outstanding during the period, annualized (as %)	0.20%	0.20%

The ALL was $9.8 million at June 30, 2018 and $10.0 million at December 31, 2017. The provision for loan losses for the first six months of 2018 was $.7 million, compared to $.9 million for the first six months of 2017. Net credit losses of $.9 million were recorded for the both of the six months ended June 30, 2018 and 2017. The ratio of the ALL to loans outstanding was 1.04% at June 30, 2018, 1.12% at December 31, 2017, and 1.11% at June 30, 2017.

The ratio of net charge-offs to average loans for the six months ended June 30, 2018 and 2017 was an annualized .20%, compared to .28% for the year ended December 31, 2017. The CRE portfolio had an annualized net charge-off rate of .58% as of June 30, 2018, compared 1.43% as of December 31, 2017. The increased charge-offs in 2017 were related to one large commercial loan. The A&D loans had an annualized net recovery rate of .29% as of June 30, 2018, compared to .11% as of December 31, 2017. The C&I loans had a net recovery rate of .05% as of June 30, 2018, compared to 2.21% as of December 31, 2017. The reduction in recoveries in the C&I portfolio in 2018 was due to a large recovery on a loan on an ethanol plant in the first quarter of 2017 that had been charged off in prior years. The residential mortgage ratios were a net charge-off rate of .09% as of June 30, 2018, compared to .01% as of December 31, 2017, and the consumer loan ratios were net charge-off rates of .68% and .53% as of June 30, 2018 and December 31, 2017, respectively.

Management believes that the ALL at June 30, 2018 is adequate to provide for probable losses inherent in our loan portfolio. Amounts that will be recorded for the provision for loan losses in future periods will depend upon trends in the loan balances, including the composition of the loan portfolio, changes in loan quality and loss experience trends, potential recoveries on previously charged-off loans and changes in other qualitative factors. Management also applies interest rate risk, collateral value and debt service sensitivity analyses to the Commercial real estate loan portfolio and obtains new appraisals on specific loans under defined parameters to assist in the determination of the periodic provision for loan losses.

Investment Securities

At June 30, 2018, the total amortized cost basis of the available-for-sale investment portfolio was $149.0 million, compared to a fair value of $142.3 million. Unrealized gains and losses on securities available-for-sale are reflected in accumulated other comprehensive loss, a component of shareholders’ equity. The amortized cost basis of the held to maturity portfolio was $90.3 million, compared to a fair value of $89.2 million.

The following table presents the composition of our securities portfolio at amortized cost and fair values at the dates indicated:

	June 30, 2018			December 31, 2017
	Amortized	Fair Value	FV as %	Amortized	Fair Value	FV as %
(dollars in thousands)	Cost	(FV)	of Total	Cost	(FV)	of Total
Securities Available-for-Sale:
U.S. government agencies	$30,000	$28,751	20%	$30,000	$29,256	20%
Commercial mortgage-backed agencies	40,450	38,843	27%	41,771	40,891	28%
Collateralized mortgage obligations	39,103	37,625	27%	41,298	40,384	28%
Obligations of state and political subdivisions	21,088	20,937	15%	20,772	21,019	14%
Collateralized debt obligations	18,357	16,147	11%	19,711	14,920	10%
Total available for sale	$148,998	$142,303	100%	$153,552	$146,470	100%
Securities Held to Maturity:
U.S. government agencies	$15,946	$15,934	18%	$15,876	$16,323	17%
Residential mortgage-backed agencies	45,297	43,855	49%	47,771	47,442	50%
Commercial mortgage-backed agencies	16,643	16,416	19%	17,288	17,518	18%
Collateralized mortgage obligations	3,989	3,771	4%	4,187	4,118	4%
Obligations of state and political subdivisions	8,420	9,266	10%	8,510	9,945	11%
Total held to maturity	$90,295	$89,242	100%	$93,632	$95,346	100%

Total investment securities available-for-sale decreased by $4.2 million since December 31, 2017. At June 30, 2018, the securities classified as available-for-sale included a net unrealized loss of $6.7 million, which represents the difference between the fair value and amortized cost of securities in the portfolio.

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

Approximately $126.1 million of the available-for-sale portfolio was valued using Level 2 pricing and had net unrealized losses of $4.5 million at June 30, 2018. The remaining $16.1 million of the securities available-for-sale represents the entire CDO portfolio, which was valued using significant unobservable inputs (Level 3 assets). The $2.2 million in net unrealized losses associated with this portfolio relates to 9 pooled trust preferred securities that comprise the CDO portfolio. Net unrealized losses of $1.2 million represent non-credit related OTTI charges on seven of the securities, while $1.0 million of unrealized losses relates to two securities which have had no credit related OTTI.

The following table provides a summary of the trust preferred securities in the CDO portfolio and the credit status of these securities as of June 30, 2018:

Level 3 Investment Securities Available for Sale

(Dollars in Thousands)

Investment Description		First United Level 3 Investments				Security Credit Status
							Deferrals/			Collateral
							Defaults as			Support as	Number of
					Lowest		% of			% of	Performing
		Amortized	Fair Market	Unrealized	Credit	Original	Original	Performing	Collateral	Performing	Issuers/Total
Deal	Class	Cost	Value	Gain/(Loss)	Rating	Collateral	Collateral	Collateral	Support	Collateral	Issuers
Preferred Term Security XVIII*	C	1,941	1,457	(484)	C	676,565	14.83%	309,576	584	0.19%	44 / 60
Preferred Term Security XVIII	C	2,785	2,185	(600)	C	676,565	14.83%	309,576	584	0.19%	44 / 60
Preferred Term Security XIX*	C	1,798	1,759	(39)	C	700,535	5.71%	499,563	17,476	3.50%	52 / 59
Preferred Term Security XIX*	C	1,070	1,055	(15)	C	700,535	5.71%	499,563	17,476	3.50%	52 / 59
Preferred Term Security XIX*	C	2,469	2,463	(6)	C	700,535	5.71%	499,563	17,476	3.50%	52 / 59
Preferred Term Security XIX*	C	1,072	1,055	(17)	C	700,535	5.71%	499,563	17,476	3.50%	52 / 59
Preferred Term Security XXII*	C-1	1,531	1,378	(153)	C	1,386,600	11.97%	885,324	48,511	5.48%	62 / 77
Preferred Term Security XXII*	C-1	3,827	3,446	(381)	C	1,386,600	11.97%	885,324	48,511	5.48%	62 / 77
Preferred Term Security XXIII	C-1	1,864	1,349	(515)	C	1,467,000	15.47%	860,233	62,391	7.25%	84 / 99

Total Level 3 Securities Available for Sale		$18,357	$16,147	$(2,210)

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

The market for these securities as of June 30, 2018 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive, as no new CDOs have been issued since 2007. There are currently very few market participants who are willing to effect transactions in these securities. The market values for these securities, or any securities other than those issued or guaranteed by the U.S. Department of the Treasury (the “Treasury”), are very depressed relative to historical levels. Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue. Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (a) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at June 30, 2018, (b) an income valuation approach technique (i.e. present value) that maximizes the use of relevant unobservable inputs and minimizes the use of observable inputs will be equally or more representative of fair value than a market approach, and (c) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management relies on an independent third party to prepare both the evaluations of OTTI and the fair value determinations for the CDO portfolio. Management does not believe that there were any material differences in the OTTI evaluations and pricing between December 31, 2017 and June 30, 2018.

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

Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that no securities had credit-related OTTI during the first six months of 2018.

Deposits

The following table presents the composition of our deposits at the dates indicated:

(dollars in thousands)	June 30, 2018		December 31, 2017
Non-interest bearing demand deposits:
Retail	$268,422	25.8%	$249,694	24.0%
Brokered / ICS	3,321	0.3%	2,355	0.3%
Interest-bearing deposits:
Demand	171,628	16.5%	171,742	16.5%
Money Market:
Retail	154,868	14.9%	165,276	15.9%
Brokered/ICS	56,418	5.4%	58,413	5.6%
Savings deposits	164,301	15.8%	157,783	15.2%
Time deposits less than $100,000:
Retail	103,070	9.9%	107,238	10.3%
Brokered/CDARS	489	0.0%	358	0.0%
Time deposits $100,000 or more:
Retail	116,586	11.2%	124,488	12.0%
Brokered/CDARS	2,017	0.2%	2,043	0.2%
Total Deposits	$1,041,120	100%	$1,039,390	100%

Total deposits increased $1.7 million during the first six months of 2018 when compared to deposits at December 31, 2017. During the first six months of 2018, non-interest bearing deposits increased $19.7 million. This growth is due to new account openings as well as increased balances in existing accounts. Traditional savings accounts increased $6.5 million due to continued growth in our Prime Saver product. Total demand deposits decreased $.1 million and total money market accounts decreased $12.4 million due to decreased balances in our ICS money market account relating to the re-allocation of cash in our trust accounts. Time deposits less than $100,000 decreased $4.0 million and time deposits greater than $100,000 decreased $7.9 million. The decrease in time deposits greater than $100,000 was due to the maturity of one large certificate of deposit for a municipality in the first quarter of 2018.

On May 22, 2018, the Economic Growth Regulatory Relief and Consumer Protection Act was signed into law. As a result of this act, most reciprocal deposits are no longer considered brokered deposits. We anticipate that the deposits indicated as brokered in the table above will not be classified as brokered deposits when the regulations implementing this act become effective.

Borrowed Funds

The following table presents the composition of our borrowings at the dates indicated:

	June 30,	December 31,
(in thousands)	2018	2017
Fed Funds Purchased	$19,000	$0
Securities sold under agreements to repurchase	28,929	48,845
Total short-term borrowings	$47,929	$48,845

FHLB advances	$70,000	$90,000
Junior subordinated debt	30,929	30,929
Total long-term borrowings	$100,929	$120,929

Total short-term borrowings decreased by $.9 million during the first six months of 2018. This decrease was due to a decrease in repurchase agreements, or our Treasury management product, due to the usage of funds in customer’s accounts of $19.9 million offset by an increase of $19.0 million in overnight borrowings. Long-term borrowings decreased by $20.0 million during the first six months of 2018 due to the repayment of two FLHB advance totaling $5.0 million at maturity in January 2018 and one FHLB advance totaling $15.0 million at maturity in April 2018.

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

It is our policy to manage our affairs so that liquidity needs are fully satisfied through normal Bank operations. That is, the Bank will manage its liquidity to minimize the need to make unplanned sales of assets or to borrow funds under emergency conditions. The Bank will use funding sources where the interest cost is relatively insensitive to market changes in the short run (periods of one year or less) to satisfy operating cash needs. The remaining normal funding will come from interest-sensitive liabilities, either deposits or borrowed funds. When the marginal cost of needed wholesale funding is lower than the cost of raising this funding in the retail markets, the Corporation may supplement retail funding with external funding sources such as:

1.	Unsecured Fed Funds lines of credit with upstream correspondent banks (M&T Bank, PNC Bank, Atlantic Community Bankers Bank, Community Bankers Bank, SunTrust and Zions National Bank).
2.	Secured advances with the FHLB of Atlanta, which are collateralized by eligible one to four family residential mortgage loans, home equity lines of credit, commercial real estate loans, various securities and pledged cash.

3.	Secured line of credit with the Fed Discount Window for use in borrowing funds up to 90 days, using municipal securities as collateral.
4.	Brokered deposits, including CDs and money market funds, provide a method to generate deposits quickly. These deposits are strictly rate driven but often provide the most cost effective means of funding growth.
5.	One Way Buy CDARS/ICS funding – a form of brokered deposits that has become a viable supplement to brokered deposits obtained directly.

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

At June 30, 2018, we were asset sensitive.

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

Based on the simulation analysis performed at June 30, 2018 and December 31, 2017, management estimated the following changes in net interest income, assuming the indicated rate changes:

(Dollars in thousands)	June 30, 2018	December 31, 2017
+400 basis points	$115	$(371)
+300 basis points	$204	$(30)
+200 basis points	$286	$261
+100 basis points	$298	$387
-100 basis points	$(1,951)	$(3,003)

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

Capital Resources

We require capital to fund loans, satisfy our obligations under the Bank’s letters of credit, meet the deposit withdrawal demands of the Bank’s customers, and satisfy our other monetary obligations. To the extent that deposits are not adequate to fund our capital requirements, we can rely on the funding sources identified above under the heading “Liquidity Management”. At June 30, 2018, the Bank had $56.0 million available through unsecured lines of credit with correspondent banks, $4.7 million available through a secured line of credit with the Fed Discount Window and approximately $124.9 million available through the FHLB. Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our ability to meet our future capital requirements.

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

The following table presents our capital ratios:

	June 30, 2018	December 31, 2017	Required for Capital Adequacy Purposes	Required to be Well Capitalized
Total Capital (to risk-weighted assets)
Consolidated	16.28%	15.98%	8.00%	10.00%
First United Bank & Trust	15.65%	15.58%	8.00%	10.00%

Tier 1 Capital (to risk-weighted assets)
Consolidated	15.30%	14.97%	6.00%	8.00%
First United Bank & Trust	14.64%	14.51%	6.00%	8.00%

Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated	12.77%	12.54%	4.50%	6.50%
First United Bank & Trust	14.64%	14.51%	4.50%	6.50%

Tier 1 Capital (to average assets)
Consolidated	11.63%	11.00%	4.00%	5.00%
First United Bank & Trust	10.75%	10.21%	4.00%	5.00%

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

As of June 30, 2018, two FHLB advances totaling $5.0 million were repaid at maturity in January 2018 and one $15.0 million advance was shifted from long-term borrowings to short-term borrowings at maturity on April 30, 2018.

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

Commitments to extend credit in the form of consumer, commercial and business at the dates indicated were as follows:

(In thousands)	June 30, 2018	December 31, 2017
Residential Mortgage - home equity	$50,489	$52,251
Residential Mortgage - construction	12,865	13,512
Commercial	59,950	56,968
Consumer - personal credit lines	3,824	4,012
Standby letters of credit	2,745	2,633
Total	$129,873	$129,376

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is included in Item 2 of Part I of this report under the caption “Market Risk and Interest Sensitivity” and in Item 7 of Part II of First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 under the heading “Market Risk and Interest Sensitivity” both of which are incorporated in this Item 3 by reference.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 with the SEC, such as this Quarterly Report, is recorded, processed, summarized and reported within the periods specified in those rules and forms, and that such information is accumulated and communicated to our management, including First United Corporation’s principal executive officer (“PEO”) and its principal financial officer (“PFO”), as appropriate, to allow for timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

An evaluation of the effectiveness of these disclosure controls as of June 30, 2018 was carried out under the supervision and with the participation of management, including the PEO and the PFO. Based on that evaluation, management, including the PEO and the PFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the quarter ended June 30, 2018, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017. Management does not believe that any material changes in our risk factors have occurred since they were last disclosed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits filed or furnished with this quarterly report are listed in the following Exhibit Index.

Exhibit	Description

10.0	First United Corporation 2018 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 21, 2018)

31.1	Certifications of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certifications of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST UNITED CORPORATION

Date: August 9, 2018	/s/ Carissa L. Rodeheaver
Carissa L. Rodeheaver, CPA, CFP
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Date August 9, 2018	/s/ Tonya K. Sturm
Tonya K. Sturm, Senior Vice President,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)