Form 10-Q
period 2018-09-30
FIRST UNITED CORP/MD/
filed 2018-11-08
CIK 763907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☑
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,084,478 shares of common stock, par value $.01 per share, as of October 31, 2018.

INDEX TO QUARTERLY REPORT

FIRST UNITED CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST UNITED CORPORATION

Consolidated Statement of Financial Condition

(In thousands, except per share data)

	September 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Cash and due from banks	$21,725	$82,273
Interest bearing deposits in banks	1,832	1,479
Cash and cash equivalents	23,557	83,752
Investment securities – available-for-sale (at fair value)	138,645	146,470
Investment securities – held to maturity (fair value $91,896 at September 30, 2018 and $95,346 at December 31, 2017)	93,726	93,632
Restricted investment in bank stock, at cost	5,394	5,204
Loans	964,060	892,518
Allowance for loan losses	(10,323)	(9,972)
Net loans	953,737	882,546
Premises and equipment, net	36,894	30,881
Goodwill and other intangible assets, net	11,004	11,004
Bank owned life insurance	43,027	42,155
Deferred tax assets	9,029	9,252
Other real estate owned	7,482	10,141
Accrued interest receivable and other assets	25,411	21,433
Total Assets	$1,347,906	$1,336,470

Liabilities and Shareholders’ Equity
Liabilities:
Non-interest bearing deposits	$264,317	$252,049
Interest bearing deposits	760,258	787,341
Total deposits	1,024,575	1,039,390

Short-term borrowings	86,805	48,845
Long-term borrowings	100,929	120,929
Accrued interest payable and other liabilities	20,016	18,916
Total Liabilities	1,232,325	1,228,080

Shareholders’ Equity:
Common Stock – par value $.01 per share;Authorized 25,000 shares; issued and outstanding 7,084 shares at September 30, 2018 and 7,067 at December 31, 2017	71	71
Surplus	31,815	31,553
Retained earnings	107,733	101,359
Accumulated other comprehensive loss	(24,038)	(24,593)
Total Shareholders’ Equity	115,581	108,390
Total Liabilities and Shareholders’ Equity	$1,347,906	$1,336,470

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Operations

(In thousands, except per share data)

	Nine months ended
	September 30,
	2018	2017
	(Unaudited)
Interest income
Interest and fees on loans	$32,895	$29,504
Interest on investment securities
Taxable	4,380	4,153
Exempt from federal income tax	706	691
Total investment income	5,086	4,844
Other	369	578
Total interest income	38,350	34,926
Interest expense
Interest on deposits	2,856	2,418
Interest on short-term borrowings	253	51
Interest on long-term borrowings	2,535	3,057
Total interest expense	5,644	5,526
Net interest income	32,706	29,400
Provision for loan losses	1,187	1,809
Net interest income after provision for loan losses	31,519	27,591
Other operating income
Net gains	190	3
Service charges	2,374	2,310
Trust department	5,010	4,629
Debit card income	1,818	1,805
Bank owned life insurance	872	894
Brokerage commissions	828	662
Other	306	331
Total other income	11,208	10,631
Total other operating income	11,398	10,634
Other operating expenses
Salaries and employee benefits	18,308	16,478
FDIC premiums	474	451
Equipment	2,246	1,855
Occupancy	1,909	1,862
Data processing	2,844	2,644
Marketing	386	407
Professional Services	947	844
Contract Labor	522	534
Telephony Expense	637	601
Other real estate owned	682	305
Other	3,450	3,387
Total other operating expenses	32,405	29,368
Income before income tax expense	10,512	8,857
Provision for income tax expense	2,227	2,556
Net Income	8,285	6,301
Accumulated preferred stock dividends	0	(990)
Net Income Available to Common Shareholders	$8,285	$5,311
Basic and diluted net income per common share	$1.17	$0.77
Weighted average number of basic and diluted shares outstanding	7,076	6,887
Dividends declared per common share	$0.27	$0.00

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Operations

(In thousands, except per share data)

	Three Months Ended
	September 30,
	2018	2017
	(Unaudited)
Interest income
Interest and fees on loans	$11,487	$9,987
Interest on investment securities
Taxable	1,459	1,410
Exempt from federal income tax	233	237
Total investment income	1,692	1,647
Other	85	274
Total interest income	13,264	11,908
Interest expense
Interest on deposits	1,072	841
Interest on short-term borrowings	129	17
Interest on long-term borrowings	807	948
Total interest expense	2,008	1,806
Net interest income	11,256	10,102
Provision for loan losses	471	901
Net interest income after provision for loan losses	10,785	9,201
Other operating income
Net gains/(losses)	9	(11)
Service charges	814	802
Trust department	1,705	1,579
Debit card income	617	661
Bank owned life insurance	288	294
Brokerage commissions	277	236
Other	96	100
Total other income	3,797	3,672
Total other operating income	3,806	3,661
Other operating expenses
Salaries and employee benefits	6,270	5,686
FDIC premiums	171	183
Equipment	810	619
Occupancy	657	643
Data processing	1,001	919
Marketing	153	137
Professional Services	304	307
Contract Labor	185	128
Telephony Expense	207	199
Other real estate owned	189	93
Other	1,142	1,125
Total other operating expenses	11,089	10,039
Income before income tax expense	3,502	2,823
Provision for income tax expense	739	811
Net Income	2,763	2,012
Accumulated preferred stock dividends	0	(225)
Net Income Available to Common Shareholders	$2,763	$1,787
Basic and diluted net income per common share	$0.39	$0.25
Weighted average number of basic and diluted shares outstanding	7,084	7,067
Dividends declared per common share	$0.09	$0.00

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Comprehensive Income

(In thousands)

	Nine months ended
	September 30,
	2018	2017
Comprehensive Income (in thousands)	(Unaudited)
Net Income	$8,285	$6,301

Other comprehensive income, net of tax and reclassification adjustments:
Net unrealized gains on investments with OTTI	1,851	244

Net unrealized (losses)/gains on all other AFS securities	(1,973)	1,747

Net unrealized gains on HTM securities	146	158

Net unrealized gains/(losses) on cash flow hedges	663	(94)

Net unrealized (losses)/gains on pension	(219)	380

Net unrealized gains on SERP	87	65

Other comprehensive income, net of tax	555	2,500

Comprehensive income	$8,840	$8,801

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Comprehensive Income

(In thousands)

	Three months ended
	September 30,
	2018	2017
Comprehensive Income (in thousands)	(Unaudited)
Net Income	$2,763	$2,012

Other comprehensive income, net of tax and reclassification adjustments:
Net unrealized gains on investments with OTTI	261	212

Net unrealized losses on all other AFS securities	(665)	(39)

Net unrealized gains on HTM securities	63	54

Net unrealized gains on cash flow hedges	112	4

Net unrealized gains on pension	575	184

Net unrealized gains on SERP	29	22

Other comprehensive income, net of tax	375	437

Comprehensive income	$3,138	$2,449

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	(Unaudited)

Balance at January 1, 2018	$0	$71	$31,553	$101,359	$(24,593)	$108,390

Net income				2,506		2,506
Other comprehensive income					820	820
Common stock issued						-
Common stock dividend declared - $.09 per share				(635)		(635)
Stock based compensation			53			53

Balance at March 31, 2018	0	71	31,606	103,230	(23,773)	111,134

Net income				3,016		3,016
Other comprehensive loss					(640)	(640)
Common stock issued			40			40
Common stock dividend declared - $.09 per share				(639)		(639)
Stock based compensation			63			63

Balance at June 30, 2018	0	71	31,709	105,607	(24,413)	112,974

Net income				2,763		2,763
Other comprehensive income					375	375
Common stock issued			39			39
Common stock dividend declared - $.09 per share				(637)		(637)
Stock based compensation			67			67

Balance at September 30, 2018	$0	$71	$31,815	$107,733	$(24,038)	$115,581

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	(Unaudited)

Balance at January 1, 2017	$20,000	$63	$22,178	$92,922	$(21,465)	$113,698

Net income				1,980		1,980
Other comprehensive income					505	505
Stock based compensation			37			37
Common stock issued		8	9,196			9,204
Preferred stock redemption	(10,000)					(10,000)
Preferred stock dividends paid				(540)		(540)

Balance at March 31, 2017	10,000	71	31,411	94,362	(20,960)	114,884

Net income				2,309		2,309
Other comprehensive income					1,558	1,558
Stock based compensation			48			48
Common stock issued			(13)			(13)
Preferred stock dividends paid				(225)		(225)

Balance at June 30, 2017	10,000	71	31,446	96,446	(19,402)	118,561

Net income				2,012		2,012
Other comprehensive income					437	437
Stock based compensation			53			53
Preferred stock dividends paid				(225)		(225)

Balance at September 30, 2017	10,000	71	31,499	98,233	(18,965)	120,838

Net loss				(1,032)		(1,032)
Other comprehensive loss					(1,245)	(1,245)
Stock based compensation			54			54
Preferred stock redemption	(10,000)					(10,000)
Reclassification of certain tax effects				4,383	(4,383)	-
Preferred stock dividends paid				(225)		(225)

Balance at December 31, 2017	$0	$71	$31,553	$101,359	$(24,593)	$108,390

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Cash Flows

(In thousands)

	Nine months ended
	September 30,
	2018	2017
	(Unaudited)
Operating activities
Net income	$8,285	$6,301
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,187	1,809
Depreciation	1,748	1,397
Stock compensation	183	138
Gains on sales of other real estate owned	(269)	(589)
Write-downs of other real estate owned	656	551
Originations of loans held for sale	(10,028)	(7,321)
Proceeds from sale of loans held for sale	9,329	6,536
Gains from sale of loans held for sale	(74)	(48)
Losses on disposal of fixed assets	0	1
Net amortization of investment securities discounts and premiums- AFS	36	130
Net amortization of investment securities discounts and premiums- HTM	33	50
(Gains)/losses on sales/calls of investment securities – available-for-sale	(116)	44
Amortization of deferred loan fees	(565)	(427)
Increase in accrued interest receivable and other assets	(3,251)	(6,848)
(Increase)/decrease in deferred tax benefit	223	1,657
Increase in accrued interest payable and other liabilities	1,100	698
Earnings on bank owned life insurance	(872)	(894)
Net cash provided by operating activities	7,605	3,185

Investing activities
Proceeds from maturities/calls of investment securities available-for-sale	9,118	16,034
Proceeds from maturities/calls of investment securities held-to-maturity	4,760	5,332
Proceeds from sales of investment securities available-for-sale	2,005	18,530
Purchases of investment securities available-for-sale	(3,390)	(40,596)
Purchases of investment securities held-to-maturity	(4,887)	(4,188)
Proceeds from sales of other real estate owned	2,815	2,466
Proceeds from disposal of fixed assets	0	8
Net (increase)/decrease in FHLB stock	(190)	5
Net (increase)/decrease in loans	(46,415)	1,010
Purchases of loans	(25,168)	0
Purchases of premises and equipment	(7,761)	(4,509)
Net cash used in investing activities	(69,113)	(5,908)

Financing activities
Net (decrease)/increase in deposits	(14,815)	27,239
Preferred stock dividends paid	0	(990)
Preferred stock redemption	0	(10,000)
Proceeds from sale of common stock	79	9,349
Rights Offering costs	0	(158)
Cash dividends on common stock	(1,911)	0
Net increase in short-term borrowings	37,960	9,815
Net decrease in long-term borrowings	(20,000)	(10,808)
Net cash provided by financing activities	1,313	24,447
(Decrease)/increase in cash and cash equivalents	(60,195)	21,724
Cash and cash equivalents at beginning of the year	83,752	63,310
Cash and cash equivalents at end of period	$23,557	$85,034

Supplemental information
Interest paid	$5,549	$5,474
Taxes paid	$445	$175
Non-cash investing activities:
Transfers from loans to other real estate owned	$543	$1,299

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

NoteS to Consolidated Financial Statements (UNAUDITED)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of First United Corporation and its consolidated subsidiaries, including First United Bank & Trust (the “Bank”), have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 270, Interim Reporting, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring items, have been included. Operating results for the nine- and three-month periods ended September 30, 2018 are not necessarily indicative of the results that may be expected for the full year or for any future interim period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017. For purposes of comparability, certain prior period amounts have been reclassified to conform to the 2018 presentation. Such reclassifications had no impact on net income or equity.

As used in these notes, the term “the Corporation” refers to First United Corporation and, unless the context clearly requires otherwise, its consolidated subsidiaries.

The Corporation has evaluated events and transactions occurring subsequent to the statement of financial condition date of September 30, 2018 for items that should potentially be recognized or disclosed in these financial statements as prescribed by ASC Topic 855, Subsequent Events.

Note 2 – Earnings Per Common Share

Basic earnings per common share is derived by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents. Diluted earnings per share is derived by dividing net income available to common shareholders by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents. No common stock equivalents were outstanding at September 30, 2018 or September 30, 2017.

The following tables set forth the calculation of basic and diluted earnings per common share for the nine- and three-month periods ended September 30, 2018 and 2017:

	Nine months ended September 30,
	2018			2017
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Income	Shares	Amount
Basic and Diluted Earnings Per Share:
Net income	$8,285			$6,301
Preferred stock dividends	0			(990)
Net income available to common shareholders	$8,285	7,076	$1.17	$5,311	6,887	$0.77

	Three months ended September 30,
	2018			2017
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Income	Shares	Amount
Basic and Diluted Earnings Per Share:
Net income	$2,763			$2,012
Preferred stock dividends	0			(225)
Net income available to common shareholders	$2,763	7,084	$0.39	$1,787	7,067	$0.25

Note 3 – Net Gains/(Losses)

The following table summarizes the gain/(loss) activity for the nine- and three-month periods ended September 30, 2018 and 2017:

	Nine months ended		Three months ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Net gains/(losses):
Available-for-sale securities:
Realized gains	$151	$52	$6	$0
Realized losses	(35)	(96)	(16)	(27)
Gains on sale of consumer loans	74	48	19	16
Losses on disposal of fixed assets	0	(1)	0	0
Net gains/(losses):	$190	$3	$9	$(11)

Note 4 – Cash and Cash Equivalents

Cash and due from banks, which represents vault cash in the retail offices and invested cash balances at the Federal Reserve and other correspondent banks, is carried at cost which approximates fair value.

	September 30,	December 31,
(in thousands)	2018	2017
Cash and due from banks, weighted average interest rate of 0.67% (at September 30, 2018)	$21,725	$82,273

Interest bearing deposits in banks, which represent funds invested at a correspondent bank, are carried at cost which approximates fair value and, as of September 30, 2018 and December 31, 2017, consisted of daily funds invested at the Federal Home Loan Bank (“FHLB”) of Atlanta and Merchants and Traders Bank (“M&T”).

	September 30,	December 31,
(in thousands)	2018	2017
FHLB daily investments, interest rate of 2.08% (at September 30, 2018)	$816	$464
M&T daily investments, interest rate of 0.15% (at September 30, 2018)	1,016	1,015
	$1,832	$1,479

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

The following table shows a comparison of amortized cost and fair values of investment securities at September 30, 2018 and December 31, 2017:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCL
September 30, 2018
Available for Sale:
U.S. government agencies	$30,000	$0	$1,435	$28,565	$0
Commercial mortgage-backed agencies	39,433	0	1,802	37,631	0
Collateralized mortgage obligations	37,900	0	1,778	36,122	0
Obligations of states and political subdivisions	20,228	118	587	19,759	0
Collateralized debt obligations	18,338	87	1,857	16,568	(853)
Total available for sale	$145,899	$205	$7,459	$138,645	$(853)

Held to Maturity:
U.S. government agencies	$15,982	$0	$160	$15,822	$0
Residential mortgage-backed agencies	47,776	7	1,899	45,884	0
Commercial mortgage-backed agencies	16,569	0	340	16,229	0
Collateralized mortgage obligations	3,769	0	260	3,509	0
Obligations of states and political subdivisions	9,630	971	149	10,452	0
Total held to maturity	$93,726	$978	$2,808	$91,896	$0

December 31, 2017
Available for Sale:
U.S. government agencies	$30,000	$0	$744	$29,256	$0
Commercial mortgage-backed agencies	41,771	0	880	40,891	0
Collateralized mortgage obligations	41,298	2	916	40,384	0
Obligations of states and political subdivisions	20,772	365	118	21,019	0
Collateralized debt obligations	19,711	0	4,791	14,920	(3,389)
Total available for sale	$153,552	$367	$7,449	$146,470	$(3,389)
Held to Maturity:
U.S. government agencies	$15,876	$447	$0	$16,323	$0
Residential mortgage-backed agencies	47,771	94	423	47,442	0
Commercial mortgage-backed agencies	17,288	236	6	17,518	0
Collateralized mortgage obligations	4,187	0	69	4,118	0
Obligations of states and political subdivisions	8,510	1,443	8	9,945	0
Total held to maturity	$93,632	$2,220	$506	$95,346	$0

Proceeds from sales/calls of available for sale securities and the realized gains and losses are as follows:

	Nine months ended		Three months ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Proceeds	$2,005	$18,530	$2,005	$0
Realized gains	151	52	6	0
Realized losses	35	96	16	27

The following table shows the Corporation’s investment securities with gross unrealized losses and fair values at September 30, 2018 and December 31, 2017, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2018
Available for Sale:
U.S. government agencies	$0	$0	$28,565	$1,435
Commercial mortgage-backed agencies	0	0	37,631	1,802
Collateralized mortgage obligations	300	1	35,822	1,777
Obligations of states and political subdivisions	10,019	344	4,842	243
Collateralized debt obligations	0	0	10,089	1,857
Total available for sale	$10,319	$345	$116,949	$7,114

Held to Maturity:
U.S. government agencies	$15,822	$160	$0	$0
Residential mortgage-backed agencies	23,860	741	21,864	1,158
Commercial mortgage-backed agencies	16,229	340	0	0
Collateralized mortgage obligations	0	0	3,509	260
Obligations of states and political subdivisions	2,146	149	0	0
Total held to maturity	$58,057	$1,390	$25,373	$1,418

December 31, 2017
Available for Sale:
U.S. government agencies	$4,931	$69	$24,325	$675
Commercial mortgage-backed agencies	12,593	169	28,298	711
Collateralized mortgage obligations	27,387	472	12,447	443
Obligations of states and political subdivisions	2,683	44	2,747	75
Collateralized debt obligations	0	0	14,920	4,791
Total available for sale	$47,594	$754	$82,737	$6,695
Held to Maturity:
Residential mortgage-backed agencies	$15,897	$135	$10,422	$288
Commercial mortgage-backed agencies	9,028	6	0	0
Collateralized mortgage obligations	0	0	4,118	69
Obligations of states and political subdivisions	2,377	8	0	0
Total held to maturity	$27,302	$149	$14,540	$357

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

Management believes that the valuation of certain securities is a critical accounting policy that requires significant estimates in preparation of the Corporation’s consolidated financial statements. Management utilizes an independent third party to prepare both the impairment valuations and fair value determinations for the Corporation’s collateralized debt obligation (“CDO”) portfolio consisting of pooled trust preferred securities. Based on management’s review of the assumptions and results of the third-party review, it believes that the valuations are adequate at September 30, 2018.

U.S. Government Agencies – Available for Sale – There were no U.S. government agency investments in an unrealized loss position for less than 12 months as of September 30, 2018. There were five U.S. government agency investments in an unrealized loss position for more than 12 months as of September 30, 2018. The securities are of investment grade and the Corporation does not intend to sell them, and it is not more than likely than not that the Corporation will be required to sell them before recovery of their amortized cost basis, which may be at maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at September 30, 2018.

Commercial Mortgage-Backed Agencies – Available for Sale – There were no commercial mortgage-backed agencies in an unrealized loss position for less than 12 months as of September 30, 2018. There were eight commercial mortgage-backed agencies in an unrealized loss position for more than 12 months as of September 30, 2018. The securities are of the highest investment grade and the Corporation has the intent and ability to hold the investments to maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at September 30, 2018.

Collateralized Mortgage Obligations – Available for Sale – There was one collateralized mortgage obligation in an unrealized loss position for less than 12 months as of September 30, 2018. There were eight collateralized mortgage obligations in an unrealized loss position for more than 12 months as of September 30, 2018. The securities are of the highest investment grade and the Corporation has the intent and ability to hold the investments to maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at September 30, 2018.

Obligations of State and Political Subdivisions – Available for Sale – There were 11 obligations of state and political subdivisions that have been in an unrealized loss position for less than 12 months and three securities that have been in an unrealized loss position for 12 months or more at September 30, 2018. These investments are of investment grade as determined by the major rating agencies and management reviews the ratings of the underlying issuers and performs an in-depth credit analysis on the securities. Management believes that this portfolio is well-diversified throughout the United States, and all bonds continue to perform according to their contractual terms. The Corporation does not intend to sell these investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at September 30, 2018.

Collateralized Debt Obligations – Available for Sale - The $1.9 million in unrealized losses recorded with respect to the CDOs that had been in an unrealized loss position for 12 months or more as of September 30, 2018 relates to five pooled trust preferred securities. See Note 9 for a discussion of the methodology used by management to determine the fair values of these securities. Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that there were no securities that had credit-related non-cash OTTI charges during the first nine months of 2018. At September 30, 2018, four of the CDO securities were in an unrealized gain position.

U.S. Government Agencies – Held to Maturity – There were two U.S. government agencies in an unrealized loss position for less than 12 months as of September 30, 2018. There were no U.S. government agency investments in an unrealized loss position for more than 12 months as of September 30, 2018. The securities are of investment grade and the Corporation does not intend to sell them, and it is not more than likely than not that the Corporation will be required to sell them before recovery of their amortized cost basis, which may be at maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at September 30, 2018.

Residential Mortgage-Backed Agencies – Held to Maturity – There were thirteen residential mortgage-backed agencies in an unrealized loss position for less than 12 months as of September 30, 2018. There were eighteen residential mortgage-backed agency investments in an unrealized loss position for more than 12 months as of September 30, 2018. The securities are of the highest investment grade and the Corporation has the intent and ability to hold the investments to maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at September 30, 2018.

Commercial Mortgage-Backed Agencies – Held to Maturity - There were four commercial mortgage-backed agency investments in an unrealized loss position for less than 12 months as of September 30, 2018. The securities are of the highest investment grade and the Corporation has the intent and ability to hold the investments to maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at September 30, 2018. There were no commercial mortgage-backed agencies in a loss position for more than 12 months as of September 30, 2018.

Collateralized Mortgage Obligations – Held to Maturity – There were no collateralized mortgage obligations in an unrealized loss position for less than 12 months as of September 30, 2018. There was one collateralized mortgage obligation in a loss position for more than 12 months as of September 30, 2018. The security is of the highest investment grade and the Corporation has the intent and ability to hold the investment to maturity. Accordingly, management does not consider this investment to be other-than-temporarily impaired at September 30, 2018.

Obligations of State and Political Subdivisions – Held to Maturity –There was one obligation of state and political subdivisions that has been in an unrealized loss for less than 12 months as of September 30, 2018. The security is of the highest investment grade and the Corporation has the intent and ability to hold the investment to maturity. Accordingly, management does not consider this investment to be other-than-temporarily impaired at September 30, 2018. There were no obligations of state and political subdivisions securities in an unrealized loss position for more than 12 months as of September 30, 2018.

The following tables present a cumulative roll-forward of the amount of non-cash OTTI charges related to credit losses which have been recognized in earnings for the trust preferred securities in the CDO portfolio held and not intended to be sold for the nine- and three-month periods ended September 30, 2018 and 2017:

	Nine months ended September 30,
(in thousands)	2018	2017
Balance of credit-related OTTI at January 1	$2,958	$3,124
Reduction for increases in cash flows expected to be collected	(160)	(112)
Balance of credit-related OTTI at September 30	$2,798	$3,012

	Three months ended September 30,
(in thousands)	2018	2017
Balance of credit-related OTTI at July 1	$2,851	$3,067
Reduction for increases in cash flows expected to be collected	(53)	(55)
Balance of credit-related OTTI at September 30	$2,798	$3,012

The amortized cost and estimated fair value of securities by contractual maturity at September 30, 2018 are shown in the following table. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2018
(in thousands)	Amortized Cost	Fair Value
Contractual Maturity
Available for sale:
Due in one year or less	$231	$234
Due after one year through five years	16,083	15,629
Due after five years through ten years	22,840	21,676
Due after ten years	29,412	27,353
	68,566	64,892
Commercial mortgage-backed agencies	39,433	37,631
Collateralized mortgage obligations	37,900	36,122
Total available for sale	$145,899	$138,645
Held to Maturity:
Due after five years through ten years	$15,982	$15,822
Due after ten years	9,630	10,452
	25,612	26,274
Residential mortgage-backed agencies	47,776	45,884
Commercial mortgage-backed agencies	16,569	16,229
Collateralized mortgage obligations	3,769	3,509
Total held to maturity	$93,726	$91,896

Note 6 - Restricted Investment in Bank Stock

Restricted stock, which represents required investments in the common stock of the FHLB of Atlanta, Atlantic Community Bankers Bank (“ACBB”) and Community Bankers Bank (“CBB”), is carried at cost and is considered a long-term investment.

Management evaluates the restricted stock for impairment in accordance with ASC Topic 942, Financial Services – Depository and Lending- (ASC Section 942-325-35). Management’s evaluation of potential impairment is based on management’s assessment of the ultimate recoverability of the cost of the restricted stock rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability is influenced by criteria such as (a) the significance of the decline in net assets of the issuing bank as compared to the capital stock amount for that bank and the length of time this situation has persisted, (b) commitments by the issuing bank to make payments required by law or regulation and the level of such payments in relation to the operating performance of that bank, and (c) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the issuing bank. Management has evaluated the restricted stock for impairment and believes that no impairment charge is necessary as of September 30, 2018.

The Corporation recognizes dividends received on its restricted stock investments on a cash basis. For the nine months ended September 30, 2018, dividends of $207,791 were recognized in earnings. For the comparable period of 2017, dividends of $188,126 were recognized in earnings. For the three months ended September 30, 2018, dividends of $72,448 were recognized in earnings. For the comparable period of 2017, dividends of $61,637 were recognized in earnings.

Note 7 – Loans and Related Allowance for Loan Losses

The following table summarizes the primary segments of the loan portfolio at September 30, 2018 and December 31, 2017:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
September 30, 2018

Individually evaluated for impairment	$5,801	$658	$17	$4,121	$21	$10,618
Collectively evaluated for impairment	$286,993	$113,031	$98,493	$421,348	$33,577	$953,442
Total loans	$292,794	$113,689	$98,510	$425,469	$33,598	$964,060

December 31, 2017

Individually evaluated for impairment	$9,076	$976	$668	$4,201	$30	$14,951
Collectively evaluated for impairment	$274,086	$109,554	$76,055	$394,447	$23,425	$877,567
Total loans	$283,162	$110,530	$76,723	$398,648	$23,455	$892,518

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

Management uses a 10-point internal risk rating system to monitor the credit quality of the overall loan portfolio. The first six categories are considered not criticized, and are aggregated as “Pass” rated. The criticized rating categories utilized by management generally follow bank regulatory definitions. The Special Mention category includes assets that are currently protected but are potentially weak, resulting in an undue and unwarranted credit risk, but not to the point of justifying a substandard classification. Loans in the substandard category have well-defined weaknesses that jeopardize the liquidation of the debt and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected. All loans greater than 90 days past due are considered Substandard. The portion of a specific allocation of the allowance for loan losses that management believes is associated with a pending event that could trigger loss in the short-term will be classified in the Doubtful category. Any portion of a loan that has been charged off is placed in the Loss category.

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention and Substandard within the internal risk rating system at September 30, 2018 and December 31, 2017:

(in thousands)	Pass	Special Mention	Substandard	Total
September 30, 2018
Commercial real estate
Non owner-occupied	$136,244	$2,938	$2,818	$142,000
All other CRE	143,329	1,768	5,697	150,794
Acquisition and development
1-4 family residential construction	21,048	0	0	21,048
All other A&D	84,704	7,378	559	92,641
Commercial and industrial	94,024	3,871	615	98,510
Residential mortgage
Residential mortgage - term	348,112	0	4,675	352,787
Residential mortgage - home equity	71,445	144	1,093	72,682
Consumer	33,469	4	125	33,598
Total	$932,375	$16,103	$15,582	$964,060

December 31, 2017
Commercial real estate
Non owner-occupied	$133,725	$0	$5,843	$139,568
All other CRE	133,905	2,061	7,628	143,594
Acquisition and development
1-4 family residential construction	17,719	0	0	17,719
All other A&D	84,345	7,294	1,172	92,811
Commercial and industrial	75,299	17	1,407	76,723
Residential mortgage
Residential mortgage - term	319,059	0	5,326	324,385
Residential mortgage - home equity	73,059	148	1,056	74,263
Consumer	23,391	5	59	23,455
Total	$860,502	$9,525	$22,491	$892,518

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

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans at September 30, 2018 and December 31, 2017:

(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due and Accruing	Non-Accrual	Total Loans
September 30, 2018
Commercial real estate
Non owner-occupied	$141,374	$17	$0	$0	$17	$609	$142,000
All other CRE	148,713	31	0	0	31	2,050	150,794
Acquisition and development
1-4 family residential construction	21,048	0	0	0	0	0	21,048
All other A&D	92,450	0	0	151	151	40	92,641
Commercial and industrial	98,380	129	0	1	130	0	98,510
Residential mortgage
Residential mortgage - term	348,861	467	1,498	390	2,355	1,571	352,787
Residential mortgage - home equity	71,524	427	197	0	624	534	72,682
Consumer	33,369	150	42	17	209	20	33,598
Total	$955,719	$1,221	$1,737	$559	$3,517	$4,824	$964,060

December 31, 2017
Commercial real estate
Non owner-occupied	$136,134	$186	$0	$0	$186	$3,248	$139,568
All other CRE	141,680	461	248	0	709	1,205	143,594
Acquisition and development
1-4 family residential construction	17,719	0	0	0	0	0	17,719
All other A&D	92,291	0	165	144	309	211	92,811
Commercial and industrial	76,322	0	17	6	23	378	76,723
Residential mortgage
Residential mortgage - term	319,633	322	2,534	430	3,286	1,466	324,385
Residential mortgage - home equity	72,683	600	400	0	1,000	580	74,263
Consumer	23,273	115	22	15	152	30	23,455
Total	$879,735	$1,684	$3,386	$595	$5,665	$7,118	$892,518

Non-accrual loans totaled $4.8 million at September 30, 2018, compared to $7.1 million at December 31, 2017. The decrease in non-accrual balances at September 30, 2018 was primarily due to payoffs of two relationships totaling $2.5 million and a charge-off of $.8 million on one relationship, offset by the addition of one large commercial real estate credit of $1.9 million. Non-accrual loans that have been subject to partial charge-offs totaled $.8 million at September 30, 2018, compared to $2.1 million at December 31, 2017. Loans secured by 1-4 family residential real estate properties in the process of foreclosure were $.4 million at September 30, 2018 and December 31, 2017.

Accruing loans past due 30 days or more decreased to .36% of the loan portfolio at September 30, 2018, compared to .63% at December 31, 2017. The decrease for the first nine months of 2018 was due primarily to improvements in the commercial real estate and residential mortgage portfolios.

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

The following table summarizes the primary segments of the ALL at September 30, 2018 and December 31, 2017, segregated by the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
September 30, 2018

Individually evaluated for impairment	$170	$26	$0	$116	$3	$0	$315
Collectively evaluated for impairment	$2,643	$1,469	$1,001	$4,102	$293	$500	$10,008
Total ALL	$2,813	$1,495	$1,001	$4,218	$296	$500	$10,323

December 31, 2017

Individually evaluated for impairment	$245	$40	$0	$65	$12	$0	$362
Collectively evaluated for impairment	$3,454	$1,217	$869	$3,379	$191	$500	$9,610
Total ALL	$3,699	$1,257	$869	$3,444	$203	$500	$9,972

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required at September 30, 2018 and December 31, 2017:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
(in thousands)	Recorded Investment	Related Allowances	Recorded Investment	Recorded Investment	Unpaid Principal Balance
September 30, 2018
Commercial real estate
Non owner-occupied	$685	$170	$46	$731	$8,516
All other CRE	0	0	5,070	5,070	5,070
Acquisition and development
1-4 family residential construction	0	0	387	387	387
All other A&D	231	27	40	271	353
Commercial and industrial	0	0	17	17	2,231
Residential mortgage
Residential mortgage - term	1,101	115	2,486	3,587	3,820
Residential mortgage – home equity	0	0	534	534	547
Consumer	10	3	11	21	21
Total impaired loans	$2,027	$315	$8,591	$10,618	$20,945

December 31, 2017
Commercial real estate
Non owner-occupied	$1,711	$245	$1,907	$3,618	$10,579
All other CRE	0	0	5,458	5,458	5,731
Acquisition and development
1-4 family residential construction	0	0	527	527	527
All other A&D	295	40	154	449	722
Commercial and industrial	0	0	668	668	2,882
Residential mortgage
Residential mortgage - term	598	65	3,023	3,621	3,919
Residential mortgage – home equity	0	0	580	580	593
Consumer	30	12	0	30	30
Total impaired loans	$2,634	$362	$12,317	$14,951	$24,983

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

The following tables present the activity in the ALL for the nine- and three-month periods ended September 30, 2018 and 2017:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
ALL balance at January 1, 2018	$3,699	$1,257	$869	$3,444	$203	$500	$9,972
Charge-offs	(889)	(98)	(32)	(353)	(297)	0	(1,669)
Recoveries	60	290	44	323	116	0	833
Provision	(57)	46	120	804	274	0	1,187
ALL balance at September 30, 2018	$2,813	$1,495	$1,001	$4,218	$296	$500	$10,323

ALL balance at January 1, 2017	$3,913	$871	$858	$3,588	$188	$500	$9,918
Charge-offs	(2,798)	(79)	(37)	(252)	(254)	0	(3,420)
Recoveries	68	230	1,666	299	185	0	2,448
Provision	3,354	162	(1,683)	(101)	77	0	1,809
ALL balance at September 30, 2017	$4,537	$1,184	$804	$3,534	$196	$500	$10,755

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
ALL balance at July 1, 2018	$3,303	$1,172	$786	$3,744	$264	$500	$9,769
Charge-offs	0	0	(22)	(113)	(122)	0	(257)
Recoveries	0	32	13	258	37	0	340
Provision	(490)	291	224	329	117	0	471
ALL balance at September 30, 2018	$2,813	$1,495	$1,001	$4,218	$296	$500	$10,323

ALL balance at July 1, 2017	$3,649	$1,200	$836	$3,545	$192	$500	$9,922
Charge-offs	(53)	(61)	(4)	(16)	(111)	0	(245)
Recoveries	5	42	15	46	69	0	177
Provision	936	3	(43)	(41)	46	0	901
ALL balance at September 30, 2017	$4,537	$1,184	$804	$3,534	$196	$500	$10,755

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

The following table presents the average recorded investment in impaired loans by class and related interest income recognized for the periods indicated:

	Nine months ended			Nine months ended
	September 30, 2018			September 30, 2017
(in thousands)	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis
Commercial real estate
Non owner-occupied	$1,716	$9	$66	$6,255	$18	$0
All other CRE	5,495	153	56	8,314	157	0
Acquisition and development
1-4 family residential construction	475	18	0	582	18	0
All other A&D	350	9	0	1,851	68	0
Commercial and industrial	327	13	0	393	9	0
Residential mortgage
Residential mortgage - term	3,566	92	2	3,836	98	8
Residential mortgage – home equity	585	0	7	236	0	0
Consumer	25	0	0	0	0	0
Total	$12,539	$294	$131	$21,467	$368	$8

	Three months ended			Three months ended
	September 30, 2018			September 30, 2017
(in thousands)	Average investment	Interest income recognized on an accrual basis	Interest Income recognized on a cash basis	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis
Commercial real estate
Non owner-occupied	$772	$2	$0	$6,144	$6	$0
All other CRE	5,848	54	0	7,308	52	0
Acquisition and development
1-4 family residential construction	422	6	0	582	6	0
All other A&D	274	3	0	1,812	23	0
Commercial and industrial	161	3	0	496	3	0
Residential mortgage
Residential mortgage - term	3,537	30	2	3,654	32	1
Residential mortgage – home equity	544	0	0	249	0	0
Consumer	22	0	0	0	0	0
Total	$11,580	$98	$2	$20,245	$122	$1

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

There were 16 loans totaling $5.0 million and 19 loans totaling $6.0 million that were classified as TDRs at September 30, 2018 and December 31, 2017, respectively. The following tables present the volume and recorded investment at that time of modification of TDRs by class and type of modification that occurred during the periods indicated:

	Temporary Rate Modification		Extension of Maturity		Modification of Payment and Other Terms
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Nine months ended September 30, 2018
Commercial real estate
Non owner-occupied	0	$0	0	$0	1	$126
All other CRE	0	0	1	179	0	0
Acquisition and development
1-4 family residential construction	0	0	1	387	0	0
All other A&D	0	0	0	0	0	0
Commercial and industrial	0	0	0	0	0	0
Residential mortgage
Residential mortgage – term	0	0	0	0	0	0
Residential mortgage – home equity	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Total	0	$0	2	$566	1	$126

	Temporary Rate Modification		Extension of Maturity		Modification of Payment and Other Terms
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Nine months ended September 30, 2017
Commercial real estate
Non owner-occupied	0	$0	0	$0	0	$0
All other CRE	0	0	0	0	0	0
Acquisition and development
1-4 family residential construction	0	0	0	0	0	0
All other A&D	0	0	1	244	0	0
Commercial and industrial	0	0	0	0	0	0
Residential mortgage
Residential mortgage – term	0	0	1	259	1	439
Residential mortgage – home equity	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Total	0	$0	2	$503	1	$439

During the nine months ended September 30, 2018, there were no new TDRs but three existing TDRs that had reached their original modification maturity dates were re-modified. This re-modification did not impact the ALL. During the nine months ended September 30, 2018, there were no payment defaults.

During the nine months ended September 30, 2017, there were no new TDRs but three existing TDRs that had reached their original modification maturity dates were re-modified. These re-modifications did not impact the ALL. During the nine months ended September 30, 2017, there were no payment defaults.

The following tables present the volume and recorded investment at that time of modification of TDRs by class and type of modification that occurred during the periods indicated:

	Temporary Rate Modification		Extension of Maturity		Modification of Payment and Other Terms
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Three months ended September 30, 2018
Commercial real estate
Non owner-occupied	0	$0	0	$0	0	$0
All other CRE	0	0	0	0	0	0
Acquisition and development
1-4 family residential construction	0	0	1	387	0	0
All other A&D	0	0	0	0	0	0
Commercial and industrial	0	0	0	0	0	0
Residential mortgage
Residential mortgage – term	0	0	0	0	0	0
Residential mortgage – home equity	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Total	0	$0	1	$387	0	$0

	Temporary Rate				Modification of Payment
	Modification		Extension of Maturity		and Other Terms
	Number of	Recorded	Number of	Recorded	Number of	Recorded
(in thousands)	Contracts	Investment	Contracts	Investment	Contracts	Investment
Three Months Ended September 30, 2017
Commercial real estate
Non owner-occupied	0	$0	0	$0	0	$0
All other CRE	0	0	0	0	0	0
Acquisition and development
1-4 family residential construction	0	0	0	0	0	0
All other A&D	0	0	0	0	0	0
Commercial and industrial	0	0	0	0	0	0
Residential mortgage
Residential mortgage – term	0	0	0	0	1	439
Residential mortgage – home equity	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Total	0	$0	0	$0	1	$439

During the three months ended September 30, 2018, there were no new TDRs but one existing TDR that had reached its original modification maturity was remodified. This re-modification did not impact the ALL. During the third quarter of 2018, there were no payment defaults.

During the three months ended September 30, 2017, there were no new TDR, but one existing TDR that had reached its original modification maturity date was re-modified. During the three months ended September 30, 2017, there were no payment defaults.

Note 8 - Other Real Estate Owned

The following table presents the components of other real estate owned (“OREO”) at September 30, 2018 and December 31, 2017:

(in thousands)	September 30, 2018	December 31, 2017
Commercial real estate	$2,993	$3,605
Acquisition and development	3,620	5,295
Commercial and industrial	24	24
Residential mortgage	845	1,217
Total OREO	$7,482	$10,141

The following table presents the activity in the OREO valuation allowance for the nine- and three-month periods ended September 30, 2018 and 2017:

	For the Nine months Ended		For the Three months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Balance beginning of period	$2,740	$3,535	$2,947	$3,232
Fair value write-down	656	551	179	458
Sales of OREO	(651)	(1,005)	(381)	(609)
Balance at end of period	$2,745	$3,081	$2,745	$3,081

The following table presents the components of OREO expenses, net, for the nine- and three-month periods ended September 30, 2018 and 2017:

	For the Nine months Ended		For the Three months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Gains on real estate, net	$(269)	$(589)	$(86)	$(515)
Fair value write-down, net	656	551	179	458
Expenses, net	396	492	123	213
Rental and other income	(101)	(149)	(27)	(63)
Total OREO expense, net	$682	$305	$189	$93

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

Management believes that the Corporation’s valuation techniques are appropriate and consistent with the techniques used by other market participants. However, the use of different methodologies and assumptions could result in a different estimate of fair values at the reporting date. The valuation techniques used by the Corporation to measure, on a recurring and non-recurring basis, the fair value of assets as of September 30, 2018 are discussed in the paragraphs that follow.

Investments – The investment portfolio is classified and accounted for based on the guidance of ASC Topic 320, Investments – Debt and Equity Securities.

The fair value of investments is determined using a market approach. As of September 30, 2018, the U.S. Government agencies, residential and commercial mortgage-backed securities, collateralized mortgage obligations, and state and political subdivisions bonds, excluding the TIF bonds, segments are classified as Level 2 within the valuation hierarchy. Their fair values were determined based upon market-corroborated inputs and valuation matrices, which were obtained through third party data service providers or securities brokers through which the Corporation has historically transacted both purchases and sales of investment securities. The TIF bonds are classified as Level 3 within the valuation hierarchy as they are not openly traded.

The CDO segment, which consists of pooled trust preferred securities issued by banks, thrifts and insurance companies, is classified as Level 3 within the valuation hierarchy. At September 30, 2018, the Corporation owned nine pooled trust preferred securities with an amortized cost of $18.3 million and a fair value of $16.6 million. As of September 30, 2018, the market for these securities is not active and the markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive, as few CDOs have been issued since 2007. There are currently very few market participants who are willing to effect transactions in these securities. The market values for these securities or any securities other than those issued or guaranteed by the U.S. Department of the Treasury (the “Treasury”) are depressed relative to historical levels. Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue. Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (a) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at September 30, 2018, (b) an income valuation approach technique (i.e. present value) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than a market approach, and (c) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management relies on an independent third party to prepare both the evaluations of OTTI as well as the fair value determinations for its CDO portfolio. Management believes that the valuations are adequately reflected at September 30, 2018.

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

For Level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2018 and December 31, 2017, the significant unobservable inputs used in the fair value measurements were as follows:

(in thousands)	Fair Value at September 30, 2018	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:

Investment Securities – available for sale	$16,568	Discounted Cash Flow	Discount Rate	LIBOR+ 3.75%

Non-recurring:

Impaired Loans	$1,525	Market Comparable Properties	Marketability Discount	10.0% - 15.0% (1) (weighted avg 11.4%)

Other Real Estate Owned	$1,279	Market Comparable Properties	Marketability Discount	10.0% - 15.0% (1) (weighted avg 13.7%)

(in thousands)	Fair Value at December 31, 2017	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:

Investment Securities – available for sale	$14,920	Discounted Cash Flow	Discount Rate	Range of LIBOR+ 4.5% to 5.5%

Non-recurring:

Impaired Loans	$2,507	Market Comparable Properties	Marketability Discount	10.0% - 15.0% (1) (weighted avg 10.9%)

Other Real Estate Owned	$1,841	Market Comparable Properties	Marketability Discount	10.0% - 15.0% (1) (weighted avg 13.3%)

NOTE:

(1)	Range would include discounts taken since appraisal and estimated values

For assets measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2018 and December 31, 2017 are as follows:

		Fair Value Measurements at September 30, 2018 Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	09/30/2018	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$28,565		$28,565
Commercial mortgage-backed agencies	$37,631		$37,631
Collateralized mortgage obligations	$36,122		$36,122
Obligations of states and political subdivisions	$19,759		$19,759
Collateralized debt obligations	$16,568			$16,568
Financial Derivatives	$1,689		$1,689
Non-recurring:
Impaired loans	$1,525			$1,525
Other real estate owned	$1,279			$1,279

		Fair Value Measurements at December 31, 2017 Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	12/31/2017	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$29,256		$29,256
Commercial mortgage-backed agencies	$40,891		$40,891
Collateralized mortgage obligations	$40,384		$40,384
Obligations of states and political subdivisions	$21,019		$21,019
Collateralized debt obligations	$14,920			$14,920
Financial Derivative	$781		$781
Non-recurring:
Impaired loans	$2,507			$2,507
Other real estate owned	$1,841			$1,841

There were no transfers of assets between any of the fair value hierarchy for the nine-month periods ended September 30, 2018 or 2017.

The following tables show a reconciliation of the beginning and ending balances for fair valued assets measured on a recurring basis using Level 3 significant unobservable inputs for the nine- and three-month periods ended September 30, 2018 and 2017:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	Investment Securities Available for Sale
Beginning balance January 1, 2018	$14,920
Total gains realized/unrealized:
Included in other comprehensive income	1,648
Ending balance September 30, 2018	$16,568

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale
Beginning balance January 1, 2017	$20,254
Total losses realized/unrealized:
Included in other comprehensive income	(5,536)
Ending balance September 30, 2017	$14,718

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale
Beginning balance July 1, 2018	$16,147
Total gains realized/unrealized:
Included in other comprehensive income	421
Ending balance September 30, 2018	$16,568

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale
Beginning balance July 1, 2017	$14,347
Total gains realized/unrealized:
Included in other comprehensive income	371
Ending balance September 30, 2017	$14,718

Gains (realized and unrealized) included in earnings for the periods identified above are reported in the Consolidated Statement of Operations in Other Operating Income. There were no gains or losses included in earnings attributable to the change in realized/unrealized gains or losses related to the assets for the nine- and three- month periods ended September 30, 2018 and 2017.

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

The following tables present fair value information about financial instruments, whether or not recognized in the Consolidated Statement of Financial Condition, for which it is practicable to estimate that value. The actual carrying amounts and estimated fair values of the Corporation’s financial instruments that are included in the Consolidated Statement of Financial Condition are as follows:

	September 30, 2018		Fair Value Measurements
	Carrying	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$21,725	$21,725	$21,725
Interest bearing deposits in banks	1,832	1,832	1,832
Investment securities - AFS	138,645	138,645		$122,077	$16,568
Investment securities - HTM	93,726	91,896		81,444	10,452
Restricted bank stock	5,394	5,394		5,394
Loans, net [1]	953,737	938,110			938,110
Financial derivatives	1,689	1,689		1,689
Accrued interest receivable	4,069	4,069		4,069

Financial Liabilities:
Deposits – non-maturity	801,017	801,017		801,017
Deposits – time deposits	223,558	224,295		224,295
Short-term borrowed funds	86,805	86,805		86,805
Long-term borrowed funds	100,929	97,622		97,622
Accrued interest payable	358	358		358
Off balance sheet financial instruments	0	0	0

	December 31, 2017		Fair Value Measurements
	Carrying	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$82,273	$82,273	$82,273
Interest bearing deposits in banks	1,479	1,479	1,479
Investment securities - AFS	146,470	146,470		$131,550	$14,920
Investment securities - HTM	93,632	95,346		86,836	8,510
Restricted bank stock	5,204	5,204		5,204
Loans, net [1]	882,546	883,936			883,936
Financial derivative	781	781		781
Accrued interest receivable	3,814	3,814		3,814

Financial Liabilities:
Deposits- non-maturity	805,263	805,263		805,263
Deposits- time deposits	234,127	235,489		235,489
Short-term borrowed funds	48,845	48,845		48,845
Long-term borrowed funds	120,929	123,906		123,906
Accrued interest payable	453	453		453
Off balance sheet financial instruments	0	0	0

1 In accordance with the prospective adoption of Accounting Standards Update (“ASU”) 2016-01, the fair value of loans at September 30, 2018 was measured using an exit price notion. The fair value of loans at December 31, 2017 was measured using an entry price notion.

Note 10 – Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive loss for the 12 months ended December 31, 2017 and the three-month periods ended March 31, 2018, June 30, 2018 and September 30, 2018:

(in thousands)	Investment securities- with OTTI AFS	Investment securities- all other AFS	Investment securities- HTM	Cash Flow Hedge	Pension Plan	SERP	Total
Accumulated OCL, net:
Balance - January 1, 2017	$(2,368)	$(3,218)	$(1,354)	$422	$(14,232)	$(715)	$(21,465)
Other comprehensive income/(loss) before reclassifications	31	638	0	59	(445)	(82)	201
Amounts reclassified from accumulated other comprehensive loss	(121)	36	253	0	781	105	1,054
Reclassification of certain tax effects	(481)	(435)	(246)	101	(3,170)	(152)	(4,383)
Balance – December 31, 2017	$(2,939)	$(2,979)	$(1,347)	$582	$(17,066)	$(844)	$(24,593)
Other comprehensive income/(loss) before reclassifications	685	(1,085)	0	443	516	0	559
Amounts reclassified from accumulated other comprehensive loss	(40)	7	45	0	220	29	261
Balance – March 31, 2018	$(2,294)	$(4,057)	$(1,302)	$1,025	$(16,330)	$(815)	$(23,773)
Other comprehensive income/(loss) before reclassifications	1,089	(237)	0	108	(1,750)	0	(790)
Amounts reclassified from accumulated other comprehensive loss	(144)	7	38	0	220	29	150
Balance - June 30, 2018	$(1,349)	$(4,287)	$(1,264)	$1,133	$(17,860)	$(786)	$(24,413)
Other comprehensive income/(loss) before reclassifications	300	(672)	0	112	355	0	95
Amounts reclassified from accumulated other comprehensive loss	(39)	7	63	0	220	29	280
Balance - September 30, 2018	$(1,088)	$(4,952)	$(1,201)	$1,245	$(17,285)	$(757)	$(24,038)

The following tables present the components of other comprehensive income/(loss) for the nine- and three-month periods ended September 30, 2018 and 2017:

Components of Other Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the nine months ended September 30, 2018
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$2,842	$(768)	$2,074
Less: gains recognized in income	145	(39)	106
Less: accretable yield recognized in income	160	(43)	117
Net unrealized gains on investments with OTTI	2,537	(686)	1,851

Available for sale securities – all other:
Unrealized holding losses	(2,733)	739	(1,994)
Less: losses recognized in income	(29)	8	(21)
Net unrealized losses on all other AFS securities	(2,704)	731	(1,973)

Held to maturity securities:
Unrealized holding gains	0	0	0
Less: amortization recognized in income	(200)	54	(146)
Net unrealized gains on HTM securities	200	(54)	146

Cash flow hedges:
Unrealized holding gains	908	(245)	663

Pension Plan:
Unrealized net actuarial loss	(1,206)	326	(880)
Less: amortization of unrecognized loss	(900)	244	(656)
Less: amortization of prior service costs	(6)	2	(4)
Net pension plan liability adjustment	(300)	80	(220)

SERP:
Unrealized net actuarial loss	0	0	0
Less: amortization of unrecognized loss	(121)	33	(88)
Less: amortization of prior service costs	2	(1)	1
Net SERP liability adjustment	119	(32)	87
Other comprehensive income	$760	$(206)	$554

Components of Other Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the nine months ended September 30, 2017
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$517	$(204)	$313
Less: accretable yield recognized in income	112	(43)	69
Net unrealized gains on investments with OTTI	405	(161)	244

Available for sale securities – all other:
Unrealized holding gains	2,859	(1,139)	1,720
Less: losses recognized in income	(44)	17	(27)
Net unrealized gains on all other AFS securities	2,903	(1,156)	1,747

Held to maturity securities:
Unrealized holding gains	0	0	0
Less: amortization recognized in income	(262)	104	(158)
Net unrealized gains on HTM securities	262	(104)	158

Cash flow hedges:
Unrealized holding losses	(156)	62	(94)

Pension Plan:
Unrealized net actuarial loss	(170)	68	(102)
Less: amortization of unrecognized loss	(792)	315	(477)
Less: amortization of prior service costs	(9)	4	(5)
Net pension plan liability adjustment	613	(251)	380

SERP:
Unrealized net actuarial loss	0	0	0
Less: amortization of unrecognized loss	(110)	44	(66)
Less: amortization of prior service costs	2	(1)	1
Net SERP liability adjustment	108	(43)	65
Other comprehensive income	$4,135	$(1,653)	$2,500

Components of Other Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the three months ended September 30, 2018
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$410	$(110)	$300
Less: accretable yield recognized in income	53	(14)	39
Net unrealized gains on investments with OTTI	357	(96)	261

Available for sale securities – all other:
Unrealized holding losses	(921)	249	(672)
Less: Losses recognized in income	(10)	3	(7)
Net unrealized losses on all other AFS securities	(911)	246	(665)

Held to maturity securities:
Unrealized holding gains	0	0	0
Less: amortization recognized in income	(86)	23	(63)
Net unrealized gains on HTM securities	86	(23)	63

Cash flow hedges:
Unrealized holding gains	153	(41)	112

Pension Plan:
Unrealized net actuarial gain	486	(132)	354
Less: amortization of unrecognized loss	(300)	82	(218)
Less: amortization of prior service costs	(2)	0	(2)
Net pension plan liability adjustment	788	(214)	574

SERP:
Unrealized net actuarial loss	0	0	0
Less: amortization of unrecognized loss	(40)	11	(29)
Less: amortization of prior service costs	1	(1)	0
Net SERP liability adjustment	39	(10)	29
Other comprehensive income	$512	$(138)	$374

Components of Other Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the three months ended September 30, 2017
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$407	$(162)	$245
Less: accretable yield recognized in income	55	(22)	33
Net unrealized gains on investments with OTTI	352	(140)	212

Available for sale securities – all other:
Unrealized holding losses	(95)	44	(51)
Less: losses recognized in income	(27)	15	(12)
Net unrealized losses on all other AFS securities	(68)	29	(39)

Held to maturity securities:
Unrealized holding gains	0	0	0
Less: amortization recognized in income	(90)	36	(54)
Net unrealized gains on HTM securities	90	(36)	54

Cash flow hedges:
Unrealized holding gains	7	(3)	4

Pension Plan:
Unrealized net actuarial gain	38	(14)	24
Less: amortization of unrecognized loss	(264)	105	(159)
Less: amortization of prior service costs	(3)	2	(1)
Net pension plan liability adjustment	305	(121)	184

SERP:
Unrealized net actuarial loss	0	0	0
Less: amortization of unrecognized loss	(37)	14	(23)
Less: amortization of prior service costs	1	0	1
Net SERP liability adjustment	36	(14)	22
Other comprehensive income	$722	$(285)	$437

The following table presents the details of amount reclassified from accumulated other comprehensive loss for the nine- and three-month periods ended September 30, 2018 and 2017:

Amounts Reclassified from Accumulated Other Comprehensive Loss (in thousands)	For the Nine months ended September 30, 2018	For the Nine months ended September 30, 2017	Affected Line Item in the Statement Where Net Income is Presented
Net unrealized gains on investment securities with OTTI:
Gain on calls	$145	$0	Net gains
Accretable yield	160	112	Interest income on taxable investment securities
Taxes	(82)	(43)	Provision for Income Tax Expense
	$223	$69	Net of tax
Net unrealized losses on available for sale investment securities - all others:
Losses on sales	$(29)	$(44)	Net gains
Taxes	8	17	Provision for Income Tax Expense
	$(21)	$(27)	Net of tax
Net unrealized losses on held to maturity securities:
Amortization	$(200)	$(262)	Interest income on taxable investment securities
Taxes	54	104	Provision for Income Tax Expense
	$(146)	$(158)	Net of tax
Net pension plan liability adjustment:
Amortization of unrecognized loss	$(900)	$(792)	Other Expense
Amortization of prior service costs	(6)	(9)	Salaries and employee benefits
Taxes	246	319	Provision for Income Tax Expense
	$(660)	$(482)	Net of tax
Net SERP liability adjustment:
Amortization of unrecognized loss	$(121)	$(110)	Other Expense
Amortization of prior service costs	2	2	Salaries and employee benefits
Taxes	32	43	Provision for Income Tax Expense
	$(87)	$(65)	Net of tax

Total reclassifications for the period	$(691)	$(663)	Net of tax

Amounts Reclassified from Accumulated Other Comprehensive Loss (in thousands)	For the Three months ended September 30, 2018	For the Three months ended September 30, 2017	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains on investment securities with OTTI:
Accretable Yield	$53	$55	Interest income on taxable investment securities
Taxes	(14)	(22)	Provision for Income Tax Expense
	$39	$33	Net of tax
Unrealized losses on available for sale investment securities - all others:
Losses on sales	$(10)	$(27)	Net gains/(losses)
Taxes	3	15	Provision for Income Tax Expense
	$(7)	$(12)	Net of tax
Unrealized losses on held to maturity securities:
Amortization	$(86)	$(90)	Interest income on taxable investment securities
Taxes	23	36	Provision for Income Tax Expense
	$(63)	$(54)	Net of tax
Net pension plan liability adjustment:
Amortization of unrecognized loss	$(300)	$(264)	Salaries and employee benefits
Amortization of prior service costs	(2)	(3)	Salaries and employee benefits
Taxes	82	107	Provision for Income Tax Expense
	$(220)	$(160)	Net of tax
Net SERP liability adjustment:
Amortization of unrecognized loss	$(40)	$(37)	Salaries and employee benefits
Amortization of prior service costs	1	1	Salaries and employee benefits
Taxes	10	14	Provision for Income Tax Expense
	$(29)	$(22)	Net of tax

Total reclassifications for the period	$(280)	$(215)	Net of tax

Note 11 – Income Taxes

The reconciliation between the statutory federal income tax rate and effective income tax rate for the nine-month periods ending September 30, 2018 and 2017 is as follows:

	September 30, 2018	September 30, 2017
Federal statutory rate	21.0%	35.0%
Tax-exempt income on securities and loans	(1.5)	(3.1)
Tax-exempt BOLI income	(1.7)	(3.5)
State income tax, net of federal tax benefit	5.2	4.5
Tax credits	(2.0)	(3.5)
Other	0.2	(0.5)
	21.2%	28.9%

Note 12 – Junior Subordinated Debentures and Restrictions on Dividends

First United Corporation is the parent company to two statutory trust subsidiaries - First United Statutory Trust I and First United Statutory Trust II, both of which are Connecticut statutory trusts (“Trust I” and “Trust II”, respectively). Until September 14, 2018 when it was canceled, First United Corporation was also the parent company to First United Statutory Trust III, a Delaware statutory trust (“Trust III” and, together with Trust I and Trust II, the “Trusts”). The Trusts were formed for the purposes of selling preferred securities to investors and using the proceeds to purchase junior subordinated debentures from First United Corporation (“TPS Debentures”) that would qualify as regulatory capital.

In March 2004, Trust I and Trust II issued preferred securities with an aggregate liquidation amount of $30.0 million to third-party investors and issued common equity with an aggregate liquidation amount of $.9 million to First United Corporation. Trust I and Trust II used the proceeds of these offerings to purchase an equal amount of TPS Debentures, as follows:

$20.6 million—floating rate payable quarterly based on three-month LIBOR plus 275 basis points (5.08% at September 30, 2018), maturing in 2034, became redeemable five years after issuance at First United Corporation’s option.

$10.3 million—floating rate payable quarterly based on three-month LIBOR plus 275 basis points (5.08% at September 30, 2018) maturing in 2034, became redeemable five years after issuance at First United Corporation’s option.

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

Note 14 – Borrowed Funds

The following is a summary of short-term borrowings with original maturities of less than one year:

(Dollars in thousands)	Nine months ended September 30, 2018	Year ended December 31, 2017
Short-term Correspondent Bank Advance:
Overnight borrowings, weighted average interest rate of 2.42% at September 30, 2018	$39,000	$0

Securities sold under agreements to repurchase:
Outstanding at end of period	$47,805	$48,845
Weighted average interest rate at end of period	0.17%	0.15%
Maximum amount outstanding as of any month end	$54,595	$58,438
Average amount outstanding	$42,584	$37,326
Approximate weighted average rate during the period	0.19%	0.19%

At September 30, 2018, the repurchase agreements were secured by $52.8 million in investment securities issued by government related agencies. A minimum of 102% of fair value is pledged against account balances.

The following is a summary of long-term borrowings with original maturities exceeding one year:

	September 30,	December 31,
(in thousands)	2018	2017
FHLB advances, bearing fixed interest at rates ranging from 1.54% to 3.02% at September 30, 2018	$70,000	$90,000
Junior subordinated debt, bearing variable interest rate of 5.08% at September 30, 2018	30,929	30,929
Total long-term debt	$100,929	$120,929

At September 30, 2018, the long-term FHLB advances were secured by $193.0 million in loans.

The contractual maturities of all long-term borrowings are as follows:

	September 30, 2018			December 31, 2017
(in thousands)	Fixed Rate	Floating Rate	Total	Total
Due in 2018	$0	$0	$0	$20,000
Due in 2019	20,000	0	20,000	20,000
Due in 2020	30,000	0	30,000	30,000
Due in 2021	20,000	0	20,000	20,000
Thereafter	0	30,929	30,929	30,929
Total long-term debt	$70,000	$30,929	$100,929	$120,929

Note 15 – Employee Benefit Plans

The following tables present the components of the net periodic pension plan cost for First United Corporation’s Defined Benefit Pension Plan (the “Pension Plan”) and the Bank’s Supplemental Executive Retirement Plan (“SERP”) for the periods indicated:

Pension	For the Nine months ended		For the Three months ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Service cost	$243	$210	$81	$70
Interest cost	1,190	1,237	397	412
Expected return on assets	(2,430)	(2,253)	(810)	(751)
Amortization of net actuarial loss	900	792	300	264
Amortization of prior service cost	6	9	2	3
Net pension credit included in employee benefits and other expense	$(91)	$(5)	$(30)	$(2)

SERP	For the Nine months ended		For the Three months ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Service cost	$84	$78	$28	$26
Interest cost	226	216	76	72
Amortization of recognized loss	121	110	40	37
Amortization of prior service cost	(2)	(2)	(1)	(1)
Net SERP expense included in employee benefits and other expense	$429	$402	$143	$134

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

The Corporation will assess the need for future annual contributions to the pension plan based upon its funded status and an evaluation of the future benefits to be provided thereunder. No contributions were made to the pension plan during the first nine months of 2018. The Corporation expects to fund the annual projected benefit payments for the SERP from operations.

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

In January 2016, the Board of Directors of First United Corporation approved discretionary contributions to two Employer Accounts totaling $63,500. Each of the contributions had a two-year vesting period that ended at December 31, 2017. In January 2017, the Board approved discretionary contributions to four Employer Accounts totaling $112,780. Each of the contributions has a two-year vesting period. SERP Alternative expense of $42,266 was recorded in each of the nine-month periods ended September 30, 2018 and 2017. SERP Alternative expense of $14,089 was recorded in each of the three-month periods ended September 30, 2018 and 2017. In January 2018, the Board approved discretionary contributions to four Employer Accounts totaling $119,252. Each of the contributions has a two-year vesting period. The Corporation recorded SERP Alternative expense of $44,719 for the first nine months of 2018 and $14,906 for the third quarter of 2018.

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

Stock-based awards were made to non-employee directors in May 2018 pursuant to First United Corporation’s director compensation policy. Each director receives an annual retainer of 1,000 shares of First United Corporation common stock, plus $10,000 to be paid, at the director’s election, in cash or additional shares of common stock. In 2018, a total of 12,936 fully-vested shares of common stock were issued to directors, which had a grant date fair market value of $20.63 per share. Director stock compensation expense was $182,606 for the nine months ended September 30, 2018 and $138,840 for the nine months ended September 30, 2017. Director stock compensation expense was $66,717 for the third quarter of 2018 and $53,558 for the same period of 2017.

Note 17 – Letters of Credit and Off Balance Sheet Liabilities

The Corporation does not issue any guarantees that would require liability recognition or disclosure other than the standby letters of credit issued by the Bank.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, the Bank’s letters of credit are issued with expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting these commitments.  The Bank had $2.7 million of outstanding standby letters of credit at September 30, 2018 and $2.6 million at December 31, 2017. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required by the letters of credit.  Management does not believe that the amount of the liability associated with guarantees under standby letters of credit outstanding at September 30, 2018 and December 31, 2017 is material.

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

The fair value of the interest rate swap contracts was $1.7 million and $.8 million at September 30, 2018 and December 31, 2017, respectively.

For the nine months ended September 30, 2018, the Corporation recorded an increase in the value of the derivatives of $908 thousand and the related deferred tax of $245 thousand in net accumulated other comprehensive loss to reflect the effective portion of cash flow hedges. ASC Subtopic 815-30 requires this amount to be reclassified to earnings if the hedge becomes ineffective or is terminated. There was no hedge ineffectiveness recorded for the nine months ending September 30, 2018. The Corporation does not expect any losses relating to these hedges to be reclassified into earnings within the next 12 months.

Interest rate swap agreements are entered into with counterparties that meet established credit standards and the Corporation believes that the credit risk inherent in these contracts is not significant as of September 30, 2018.

The table below discloses the impact of derivative financial instruments on the Corporation’s Consolidated Financial Statements for the nine- and three- months ended September 30, 2018 and 2017.

Derivative in Cash Flow Hedging Relationships

(in thousands)	Amount of gain or (loss) recognized in OCI on derivative (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion) (a)	Amount of gain or (loss) recognized in income or derivative (ineffective portion and amount excluded from effectiveness testing) (b)
Interest rate contracts:
Nine months ended:
September 30, 2018	$663	$0	$0
September 30, 2017	(94)	0	0
Three months ended:
September 30, 2018	$112	$0	$0
September 30, 2017	(4)	0	0

Notes:

(a) Reported as interest expense

(b) Reported as other income

Note 19 – Variable Interest Entities (VIE)

As noted in Note 12, First United Corporation created the Trusts for the purposes of raising regulatory capital through the sale of mandatorily redeemable preferred capital securities to third party investors and common equity interests to First United Corporation. The Trusts are considered Variable Interest Entities (“VIEs”), but are not consolidated because First United Corporation is not the primary beneficiary of the Trusts. At September 30, 2018, the Corporation reported all of the $30.9 million of TPS Debentures issued to Trust I and Trust II as long-term borrowings and it reported its $.9 million equity interest in those Trusts as “Other Assets”.

In November 2009, the Bank became a 99.99% limited partner in Liberty Mews Limited Partnership (“Liberty Mews”), a Maryland limited partnership formed for the purpose of acquiring, developing and operating low-income housing units in Garrett County, Maryland. The Partnership was financed with a total of $10.6 million of funding, including a $6.1 million equity contribution from the Bank as the limited partner. Liberty Mews used the proceeds from these sources to purchase the land and construct a 36-unit low income housing rental complex at a total cost of $10.6 million. The total assets of Liberty Mews were approximately $8.3 million at September 30, 2018 and $8.6 million at December 31, 2017.

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

The Corporation’s tax expense for the nine months ended September 30, 2018 was approximately $.6 million lower as a result of the impact of the tax credits and the tax losses relating to the partnership.

At September 30, 2018 and December 31, 2017, the Corporation included its total investment in Liberty Mews in “Other Assets” in its Consolidated Statement of Financial Condition. As of September 30, 2018, the Bank’s commitment in Liberty Mews was fully funded. The following table presents details of the Bank’s involvement with Liberty Mews at the dates indicated:

	September 30,	December 31,
(in thousands)	2018	2017
Investment in LIHTC Partnership
Carrying amount on Balance Sheet of:
Investment (Other Assets)	$2,040	$2,562
Maximum exposure to loss	2,040	2,562

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the nine and three months ended September 30, 2018 and 2017.

	Nine months ended		Three months ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2018	2017	2018	2017
Noninterest income
In-scope of Topic 660:
Service charges	$2,374	$2,310	$814	$802
Trust department	5,010	4,629	1,705	1,579
Debit card income	1,818	1,805	617	661
Brokerage commissions	828	662	277	236
Noninterest income (in-scope of Topic 660)	10,030	9,406	3,413	3,278
Noninterest income (out-of-scope of Topic 660)	1,178	1,225	384	394
Total Noninterest Income	$11,208	$10,631	$3,797	$3,672

Note 21 – Assets and Liabilities Subject to Enforceable Master Netting Arrangements

Interest Rate Swap Agreements (“Swap Agreements”)

The Corporation has entered into interest rate swap agreements to modify the re-pricing characteristics of certain interest-bearing liabilities as a part of managing interest rate risk. The swap agreements have been designated as cash flow hedges, and accordingly, the fair value of the interest rate swap contracts is reported in Other Assets on the Consolidated Statement of Financial Condition. The swap agreements were entered into with a third-party financial institution. The Corporation is party to master netting arrangements with its financial institution counterparty; however, the Corporation does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, in the form of cash and investment securities, are pledged by the Corporation as the counterparty with net liability positions in accordance with contract thresholds. See Note 18 to the Consolidated Financial Statements for more information.

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

The following table presents the assets and liabilities subject to an enforceable master netting arrangement or repurchase agreements at September 30, 2018 and December 31, 2017.

				Gross Amounts Not Offset in the Statement of Condition
(In thousands)	Gross Amounts of Recognized (Assets)/ Liabilities	Gross Amounts Offset in the Statement of Condition	Net Amounts of (Assets)/ Liabilities Presented in the Statement of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
September 30, 2018
Interest Rate Swap Agreements	$(1,689)	$0	$(1,689)	$1,689	$0	$0

Repurchase Agreements	$47,805	$0	$47,805	$(47,805)	$0	$0

December 31, 2017
Interest Rate Swap Agreements	$(781)	$0	$(781)	$781	$0	$0

Repurchase Agreements	$48,845	$0	$48,845	$(48,845)	$0	$0

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

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Under the new guidance, employers are required to present the service cost component of the net periodic benefit cost in the same income statement line item (e.g., Salaries and Benefits) as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. Employers will present the other components of net periodic benefit cost separately (e.g., Other Noninterest Expense) from the line item that includes the service cost. ASU 2017-07 is effective for interim and annual reporting periods beginning after December 15, 2017. Employers will apply the guidance on the presentation of the components of net periodic benefit cost in the income statement retrospectively. The guidance limiting the capitalization of net periodic benefit cost in assets to the service cost component will be applied prospectively. The Corporation adopted ASU 2017-07 on January 1, 2018. The adoption did not have a material impact on the Corporation’s Consolidated Financial Statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 is intended to improve financial reporting about leasing transactions by requiring organizations that lease assets – referred to as “lessees” – to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. From the lessee’s perspective, the new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for lessees. The guidance also eliminates the current real estate-specific provision and changes the guidance on sale-leaseback transactions, initial direct costs and lease executory costs. With respect to lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. All entities will classify leases to determine how to recognize lease-related revenue and expense. In applying this guidance, entities will also need to determine whether an arrangement contains a lease or service agreement. Disclosures are required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The amendments will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 applies to all public business entities for annual and interim periods after December 15, 2018, and for all other entities for annual periods beginning after December 15, 2019 and interim periods beginning after December 15, 2020 with early adoption permitted. The Company assessed this guidance and collected relevant terms for each of its lease agreements. The Company is in process of quantifying the impact on the Company’s financial position, results of operations and cash flows.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10). This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments by making targeted improvements to GAAP as follows: (a) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (b) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (c) eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (d) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (e) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (f) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (g) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (h) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The adoption of ASU 2016-01 on January 1, 2018 did not have a material impact on the Corporation’s financial condition or results of operations. In accordance with item (e) above, the Corporation measured the fair value of its loan portfolio as of September 30, 2018 using an exit price notion (see Note 9, Fair Value of Financial Instruments).

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

FIRST UNITED CORPORATION

First United Corporation is a Maryland corporation chartered in 1985 and a bank holding company registered with the Board of Governors of the Federal Reserve System (the “FRB”) under the Bank Holding Company Act of 1956, as amended. The Corporation’s primary business is serving as the parent company of First United Bank & Trust, a Maryland trust company (the “Bank”), First United Statutory Trust I (“Trust I”) and First United Statutory Trust II (“Trust II”), both Connecticut statutory business trusts. Until September 14, 2018 when it was canceled, the Corporation also served as the parent company to First United Statutory Trust III, a Delaware statutory business trust (“Trust III” and together with Trust I and Trust II, the “Trusts”). The Trusts were formed for the purpose of selling trust preferred securities that qualified as Tier 1 capital. The Bank has two consumer finance company subsidiaries- OakFirst Loan Center, Inc., a West Virginia corporation, and OakFirst Loan Center, LLC, a Maryland limited liability company- and two subsidiaries that it uses to hold real estate acquired through foreclosure or by deed in lieu of foreclosure- First OREO Trust, a Maryland statutory trust, and FUBT OREO I, LLC, a Maryland limited liability company. The Bank also owns 99.9% of the limited partnership interests in Liberty Mews Limited Partnership; a Maryland limited partnership formed for the purpose of acquiring, developing and operating low-income housing units in Garrett County, Maryland.

At September 30, 2018, the Corporation’s total assets were $1.3 billion, net loans were $953.7 million, and deposits were $1.0 billion. Shareholders’ equity at September 30, 2018 was $115.6 million.

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

Goodwill and Other Intangible Assets

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles - Goodwill and Other, establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill.  The $11.0 million recorded as goodwill at September 30, 2018 is primarily related to the Bank’s 2003 acquisition of Huntington National Bank branches and is not subject to periodic amortization.

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

Accounting for Income Taxes

We account for income taxes in accordance with ASC Topic 740, Income Taxes. Under this guidance, deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that will apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Increases or decreases in the value of deferred tax assets and liabilities due to a change in tax rates are recognized as income or expense, respectively, in the period that includes the date on which the change becomes effective.

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

SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data for the nine-month periods ended September 30, 2018 and 2017 and is qualified in its entirety by the detailed information and unaudited financial statements, including the notes thereto, included elsewhere in this quarterly report.

	As of or for the Nine months ended September 30,
	2018	2017
Per Share Data
Basic and diluted net income per common share	$1.17	$0.77
Basic and diluted book value per common share	$16.32	$15.68

Significant Ratios
Return on Average Assets (a)	0.84%	0.63%
Return on Average Equity (a)	9.83%	7.15%
Average Equity to Average Assets	8.54%	8.87%

Note: (a) Annualized

RESULTS OF OPERATIONS

Overview

Consolidated net income available to common shareholders was $8.3 million for the first nine months of 2018, compared to $5.3 million for the same period of 2017. Basic and diluted net income per common share for the first nine months of 2018 were both $1.17, compared to basic and diluted net income per common share of $.77 for the same period of 2017. The increase in earnings was primarily due to an increase in net interest income of $3.3 million, an increase of $.5 million in wealth management income, a $.6 million decrease in provision for loan loss expense, and a decrease of $1.0 million in preferred stock dividends due to the redemptions of $10.0 million in shares of the Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) in both November 2016 and March 2017. These changes were offset by a $1.8 million increase in salaries and benefits attributable to new hires in late 2017, merit increases, and an increase in life and health insurance related to increased claims, an increase of $.6 million in equipment, occupancy and data processing expenses in the first nine months of 2018, and an increase in other real estate owned (“OREO”) expenses due primarily to valuation allowance write-downs on properties in the first nine months of 2018. The net interest margin for the first nine months of 2018, the year ended December 31, 2017 and the first nine months of 2017, on a fully tax equivalent (“FTE”) basis, was 3.73%, 3.37% and 3.36%, respectively.

The provision for loan losses was $1.2 million for the nine months ended September 30, 2018 and $1.8 million for the nine months ended September 30, 2017. The reduction in provision expense for the first nine months of 2018 was primarily driven by a reduction of historical loss factors due to the roll-off of a $1.5 million charge off. Specific allocations have been made for impaired loans where management has determined that the collateral supporting the loans is not adequate to cover the loan balance, and the qualitative factors affecting the ALL have been adjusted based on the current economic environment and the characteristics of the loan portfolio.

Net interest income increased $3.3 million when comparing the nine-month periods ended September 30, 2018 and September 30, 2017. Interest income, when comparing these same periods, increased $3.4 million due primarily to increased interest and fees on the loan portfolio due to loans repricing at higher rates, new loans booked at higher rates as well as the collection of interest and late charges on a payoff of a commercial non-accrual loan in the first quarter of 2018.

Interest expense on our interest-bearing liabilities increased by $.1 million during the nine months ended September 30, 2018 when compared to the same period of 2017 due primarily to an increase in interest expense on deposits of $1.0 million due to rate increases and offering product specials and increased pricing for the full relationship customer. This increase was partially offset by a decrease in long-term borrowing interest expense due to the repayment of two Federal Home Loan Bank (“FHLB”) advances totaling $5.0 million at maturity in January 2018, the repayment of $10.8 million of TPS Debentures held by Trust III in March 2017, and the shift of a $15.0 million FHLB advance from a higher cost, long-term borrowing to lower cost overnight borrowings.

Other operating income increased $.8 million during the first nine months of 2018 when compared to the same period of 2017. This increase was primarily attributable to increased trust and brokerage income, service charges and net gains from the investment portfolio. These increases were offset by slight declines in Bank Owned Life Insurance (“ BOLI”) and other income.

Operating expenses increased $3.0 million in the first nine months of 2018 when compared to the same period of 2017. The increase was due primarily to a $1.8 million increase in salaries and benefits attributable to new hires in late 2017, merit increases and an increase in life and health insurance related to increased claims. The increase of $.6 million in equipment, occupancy and data processing expenses is due to increased depreciation expense related to the branch renovation projects and new digital services implemented during the nine months of 2018 as compared to the same period of 2017. OREO expenses increased due primarily to valuation allowance write-downs on properties.

Consolidated net income available to common shareholders was $2.8 million for the third quarter of 2018, compared to $1.8 million for the same period of 2017. Basic and diluted net income per common share for the third quarter of 2018 were both $.39, compared to basic and diluted net income per common share of $.25 for the same period of 2017. The increase in earnings was primarily due to an increase in net interest income of $1.2 million, an increase of $.2 million in wealth management income, a decrease of $.2 million in preferred stock dividends due to the $10.0 million redemption of Series A Preferred Stock in both November 2016 and March 2017. These changes were offset by a $.6 million increase in salaries and benefits attributable to new hires in late 2017, merit increases and an increase in life and health insurance related to increased claims, an increase of $.3 million in equipment, occupancy and data processing expenses in the third quarter of 2018, and an increase in OREO expenses primarily due to valuation allowance write-downs on properties in the third quarter of 2018. The net interest margin for the third quarter of 2018, the year ended December 31, 2017 and the third quarter of 2017, on an FTE basis, was 3.79%, 3.37% and 3.37%, respectively.

The provision for loan losses was $.5 million for the third quarter of 2018 compared to $.9 million for the third quarter of 2017. The decrease for the third quarter 2018 was primarily due to the reduction in historical loss factors related to the roll-off of $1.5 million in charge-offs. Specific allocations have been made for impaired loans where management has determined that the collateral supporting the loans is not adequate to cover the loan balance, and the qualitative factors affecting the ALL have been adjusted based on the current economic environment and the characteristics of the loan portfolio.

Net interest income increased $1.2 million when comparing the third quarter of 2018 to the third quarter of 2017. Interest income, when comparing these same periods, increased $1.4 million due primarily to increased interest and fees on the loan portfolio from loans repricing at higher rates and new loans booked at higher rates. Interest expense increased by $.2 million due primarily to increased pricing on the full relationship customers offset by lower borrowing costs.

Interest expense on our interest-bearing liabilities increased by $.2 million during the third quarter of 2018 when compared to the same period of 2017, due to increased interest expense on deposits as we offered product specials and increased pricing for the full relationship customer.

Other operating income increased $.1 million during the third quarter of 2018 when compared to the same period of 2017. This increase was primarily attributable to increased trust and brokerage income and net gains on the investment portfolio.

Operating expenses increased $1.1 million in the third quarter of 2018 when compared to the same period of 2017. The increase was due primarily to a $.6 million increase in salaries and benefits attributable to new hires in late 2017, merit increases and an increase in life and health insurance related to increased claims. The increase of $.3 million in equipment, occupancy and data processing expenses was related to increased depreciation expense and digital services as discussed above, and an increase in OREO expenses due to valuation allowance write-downs on properties in the third quarter of 2018.

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

The following table sets forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the nine-month periods ended September 30, 2018 and 2017:

	Nine months ended September 30,
	2018			2017
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Assets
Loans	$932,312	$32,930	4.73%	$891,261	$29,527	4.43%
Investment Securities:
Taxable	216,518	4,380	2.71%	218,099	4,153	2.55%
Non taxable	18,176	1,263	9.29%	17,446	1,106	8.48%
Total	234,694	5,643	3.22%	235,545	5,259	2.98%
Federal funds sold	18,287	148	1.09%	55,013	384	0.93%
Interest-bearing deposits with other banks	2,091	13	0.84%	1,938	6	0.41%
Other interest earning assets	4,965	208	5.61%	5,206	188	4.83%
Total earning assets	1,192,349	38,942	4.37%	1,188,963	35,364	3.98%
Allowance for loan losses	(10,414)			(10,763)
Non-earning assets	133,907			146,432
Total Assets	$1,315,842			$1,324,632

Liabilities and Shareholders’ Equity
Interest-bearing
demand deposits	$172,620	$113	0.09%	$171,950	$81	0.06%
Interest-bearing money markets	215,077	577	0.36%	227,092	327	0.19%
Savings deposits	162,137	136	0.12%	156,378	132	0.11%
Time deposits:
Less than $100k	106,465	791	1.00%	115,773	849	0.98%
$100k or more	117,434	1,239	1.41%	119,277	1,029	1.15%
Short-term borrowings	54,112	253	0.63%	32,574	51	0.21%
Long-term borrowings	107,999	2,535	3.14%	124,174	3,057	3.29%
Total interest-bearing liabilities	935,844	5,644	0.81%	947,218	5,526	0.78%
Non-interest-bearing deposits	248,609			237,472
Other liabilities	18,955			22,513
Shareholders’ Equity	112,434			117,429
Total Liabilities and Shareholders’ Equity	$1,315,842			$1,324,632
Net interest income and spread		$33,298	3.56%		$29,838	3.20%
Net interest margin			3.73%			3.36%

Note:

(1)	The above table reflects the average rates earned or paid stated on an FTE basis assuming a 21% tax rate for 2018 and a 35% tax rate for 2017. Non-GAAP interest income on a fully taxable equivalent was $592 and $438, respectively.
(2)	Net interest margin is calculated as net interest income divided by average earning assets.
(3)	The average yields on investments are based on amortized cost.

Net interest income, on an FTE basis, increased $3.5 million (11.6%) during the first nine months of 2018 over the same period in 2017 due to a $3.6 million (10.1%) increase in interest income offset slightly by a $.1 million (2.1%) increase in interest expense. The net interest margin for the first nine months of 2018 was 3.73%, compared to 3.36% for the first nine months of 2017.

Comparing the first nine months of 2018 to the same period of 2017, the increase in interest income was due to increases of $3.4 million in interest and fees on loans and $.4 million in interest income on investments. The increase in interest and fees on loans was due primarily to an increase in the rate earned of 30 basis points attributable to loans repricing, new loans booked at higher rates and increased balances related to the purchases of a $10.0 million student loan pool and a $15.0 million pool of 1-4 family mortgage loans in the first quarter of 2018. The increase in investment interest income was due primarily to an increase in the rate earned of 24 basis points related to the CDO portfolio.

Interest expense on our interest-bearing liabilities increased by $.1 million during the nine months ended September 30, 2018 when compared to the same period of 2017 due primarily to increases in rates paid on interest-bearing deposits of 46 basis points as pricing pressures continued in all markets. We continued to offer empowered pricing on full relationship customers. This increase was partially offset by a $16.2 million reduction in average long-term borrowings, which resulted from the repayment of two FHLB advances totaling $5.0 million at maturity in January 2018, the shift of a $15.0 million FHLB advance that matured on April 30, 2018 to short-term borrowings, and the repayment of $10.8 million of TPS Debentures held by Trust III in March 2017.

The following table sets forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the three-month periods ended September 30, 2018 and 2017:

	Three months ended September 30,
	2018			2017
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Assets
Loans	$949,206	$11,499	4.81%	$887,556	$9,996	4.47%
Investment Securities:
Taxable	214,806	1,459	2.70%	222,927	1,410	2.51%
Non taxable	17,411	416	9.48%	18,222	379	8.25%
Total	232,217	1,875	3.21%	241,149	1,789	2.94%
Federal funds sold	9,840	8	0.33%	73,116	211	1.14%
Interest-bearing deposits with other banks	1,838	4	0.87%	1,574	1	0.25%
Other interest earning assets	4,683	73	6.19%	5,204	62	4.73%
Total earning assets	1,197,784	13,459	4.46%	1,208,599	12,059	3.96%
Allowance for loan losses	(10,108)			(10,135)
Non-earning assets	132,834			141,020
Total Assets	$1,320,510			$1,339,484

Liabilities and Shareholders’ Equity
Interest-bearing
demand deposits	$169,781	$42	0.10%	$174,572	$29	0.07%
Interest-bearing money markets	213,371	246	0.46%	224,384	119	0.21%
Savings deposits	162,088	46	0.12%	158,590	45	0.11%
Time deposits:
Less than $100k	104,151	268	1.02%	113,463	281	0.98%
$100k or more	118,091	470	1.58%	119,818	367	1.22%
Short-term borrowings	61,870	129	0.83%	34,891	17	0.19%
Long-term borrowings	100,929	807	3.18%	120,929	948	3.11%
Total interest-bearing liabilities	930,281	2,008	0.86%	946,647	1,806	0.76%
Non-interest-bearing deposits	256,704			249,315
Other liabilities	18,765			23,073
Shareholders’ Equity	114,760			120,449
Total Liabilities and Shareholders’ Equity	$1,320,510			$1,339,484
Net interest income and spread		$11,451	3.60%		$10,253	3.20%
Net interest margin			3.79%			3.37%

Note:

(1)	The above table reflects the average rates earned or paid stated on an FTE basis assuming a 21% tax rate for 2018 and a 35% tax rate for 2017. Non-GAAP interest income on a fully taxable equivalent was $195 and $151, respectively.
(2)	Net interest margin is calculated as net interest income divided by average earning assets.
(3)	The average yields on investments are based on amortized cost.

Net interest income, on an FTE basis, increased $1.2 million (11.7%) during the third quarter of 2018 over the same period in 2017 due to a $1.4 million (11.6%) increase in interest income, offset slightly by a $.2 million (11.2%) increase in interest expense. The net interest margin for the third quarter of 2018 was 3.79%, compared to 3.37% for the second quarter of 2017.

Comparing the third quarter of 2018 to the same period of 2017, the increase in interest income was due to increases of $1.5 million in interest and fees on loans and $.1 million in interest income on investments. The increase in interest and fees on loans was due primarily to an increase in the rate earned of 34 basis points attributable to loans repricing at higher rates, new loans booked at higher rates and increased balances related to the purchases of a $10.0 million student loan pool and a $15.0 million pool of 1-4 family mortgage loans in the first quarter of 2018. The increase in investment interest income was due primarily to an increase in the rate earned of 27 basis points related to the CDO portfolio.

Interest expense on our interest-bearing liabilities increased slightly by $.2 million during the third quarter of 2018 when compared to the same period of 2017 due primarily to increased interest expense on deposits as we offered product specials and increased pricing on the full relationship customer.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense for our average interest-earning assets and average interest-bearing liabilities for the nine-month periods ended September 30, 2018 and 2017:

	2018 Compared to 2017
(in thousands and tax equivalent basis)	Volume	Rate	Net
Interest Income:
Loans	$1,364	$2,039	$3,403
Taxable Investments	(30)	257	227
Non-taxable Investments	46	111	157
Federal funds sold	(256)	20	(236)
Other interest earning assets	(3)	30	27
Total interest income	1,121	2,457	3,578

Interest Expense:
Interest-bearing demand deposits	0	32	32
Interest-bearing money markets	(17)	267	250
Savings deposits	5	(1)	4
Time deposits less than $100	(68)	10	(58)
Time deposits $100 or more	(16)	226	210
Short-term borrowings	34	168	202
Long-term borrowings	(399)	(123)	(522)
Total interest expense	(461)	579	118

Net interest income	$1,582	$1,878	$3,460

Note:

(1)	The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense for our average interest-earning assets and average interest-bearing liabilities for the three-month periods ended September 30, 2018 and 2017:

	2018 Compared to 2017
(in thousands and tax equivalent basis)	Volume	Rate	Net
Interest Income:
Loans	$689	$814	$1,503
Taxable Investments	(51)	100	49
Non-taxable Investments	(17)	54	37
Federal funds sold	(180)	(23)	(203)
Other interest earning assets	(3)	17	14
Total interest income	438	962	1,400

Interest Expense:
Interest-bearing demand deposits	(1)	14	13
Interest-bearing money markets	(6)	133	127
Savings deposits	1	0	1
Time deposits less than $100	(23)	10	(13)
Time deposits $100 or more	(5)	108	103
Short-term borrowings	13	99	112
Long-term borrowings	(156)	15	(141)
Total interest expense	(177)	379	202

Net interest income	$615	$583	$1,198

Note:

(1)	The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

The provision for loan losses was $1.2 million for the nine months ended September 30, 2018 and $1.8 million for the nine months ended September 30, 2017. The reduction in provision expense for the first nine months of 2018 was primarily driven by a reduction of historical loss factors due primarily to the roll-off of a $1.5 million charge-off. This decrease was offset by changes in qualitative factors related to the continued rising rate environment and the impact on existing rate caps and overall consumer debt.

The provision for loan losses was $.5 million for the third quarter of 2018 and $.9 million for the same period of 2017. This decrease was primarily due to the roll-off of a $1.5 million charge-off. Management evaluates the ALL to ensure that it reflects a level commensurate with the risk inherent in our loan portfolio.

Other Operating Income

Other operating income, exclusive of gains, increased $.6 million during the first nine months of 2018 when compared to the same period of 2017. This increase was primarily attributable to increased trust and brokerage income, service charges and debit card income. These increases were offset by slight declines in BOLI and other income.

Net gains of $.2 million were reported in other income for the first nine months of 2018, compared to net gains of $3 thousand during the same period of 2017. The net gains in 2018 were primarily due to gains in the investment portfolio on a called CDO security at par in the second quarter of 2018.

Other operating income, exclusive of gains, increased $.1 million during the third quarter of 2018 when compared to the same period of 2017. This increase was primarily attributable to increased wealth management income. Both trust and brokerage portfolios had strong third quarters.

Net gains of $9 thousand were reported in other income for the third quarter of 2018, compared to net losses of $11 thousand during the same period of 2017.

The following table shows the major components of other operating income for the nine- and three-month periods ended September 30, 2018 and 2017, exclusive of net gains:

	Income as % of Total Other Operating Income				Income as % of Total Other Operating Income
	For the Nine months ended				For the Three months ended
	September 30,				September 30,
	2018		2017		2018		2017
Service charges	$2,374	21%	$2,310	22%	$814	21%	$802	22%
Trust department	5,010	45%	4,629	44%	1,705	45%	1,579	43%
Debit card Income	1,818	16%	1,805	17%	617	16%	661	18%
Bank owned life insurance	872	8%	894	8%	288	8%	294	8%
Brokerage commissions	828	7%	662	6%	277	7%	236	6%
Other income	306	3%	331	3%	96	3%	100	3%
	$11,208	100%	$10,631	100%	$3,797	100%	$3,672	100%

Other Operating Expenses

Operating expenses increased $3.0 million in the first nine months of 2018 when compared to the same period of 2017. The increase was due primarily to a $1.8 million increase in salaries and benefits attributable to new hires in late 2017, merit increases and an increase in life and health insurance related to increased claims. The increase of $.6 million in equipment, occupancy and data processing expenses is due to increased depreciation expense related to the branch renovation projects and new digital services implemented during the nine months of 2018 as compared to the same period of 2017. OREO expenses increased due primarily to valuation allowance write-downs on properties.

Operating expenses increased $1.1 million in the third quarter of 2018 when compared to the same period of 2017. The increase was due primarily to a $.6 million increase in salaries and benefits attributable to new hires in late 2017, merit increases and an increase in life and health insurance related to increased claims. The increase of $.3 million in equipment, occupancy and data processing expenses was related to increased depreciation expense and digital services as discussed above, and an increase in OREO expenses due to valuation allowance write-downs on properties in the third quarter of 2018.

The composition of other operating expenses for the nine- and three-month periods ended September 30, 2018 and 2017 is illustrated in the following table:

	Expense as % of Total Other Operating Expenses				Expense as % of Total Other Operating Expenses
	For the Nine months ended				For the Three months ended
	September 30,				September 30,
	2018		2017		2018		2017
Salaries and employee benefits	$18,308	56%	$16,478	56%	$6,270	56%	$5,686	57%
FDIC premiums	474	1%	451	1%	171	2%	183	2%
Occupancy, equipment and data processing	6,999	22%	6,361	22%	2,468	22%	2,181	22%
Marketing	386	1%	407	2%	153	1%	137	1%
Professional Services	947	3%	844	3%	304	3%	307	3%
Contract Labor	522	2%	534	2%	185	2%	128	1%
Telephony Expense	637	2%	601	2%	207	2%	199	2%
Other real estate owned	682	2%	305	1%	189	2%	93	1%
Other	3,450	11%	3,387	11%	1,142	10%	1,125	11%
	$32,405	100%	$29,368	100%	$11,089	100%	$10,039	100%

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

The effective tax rate for the first nine months of 2018 was 21.2%, compared to an effective tax rate of 28.9% for the first nine months of 2017. The effective tax rate for the third quarter of 2018 was 21.1%, compared to an effective tax rate of 28.7% for the third quarter of 2017. The decrease in the effective rate was due to the enactment of the Tax Cuts and Jobs Act on December 22, 2017 which reduced the U.S. federal income tax rate for C Corporations from 35% to 21%. This reduction will continue to affect future periods.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets increased $11.4 million when comparing September 30, 2018 to December 31, 2017. During the first nine months of 2018, cash and interest-bearing deposits in other banks decreased $60.2 million due to the purchase of two loan pools of approximately $25.0 million in the first quarter of 2018, and the continued funding of loan growth. The investment portfolio decreased $7.7 million and gross loans increased $71.5 million. Premises and equipment increased $6.0 million due to bank-wide branch renovation projects associated with our new brand efforts. OREO balances decreased due to sales of properties as well as valuation allowance write-downs. Other assets increased $4.0 million due to the timing of cash receipts in a receivable account for the trust department. Total liabilities decreased $4.2 million during the first nine months of 2018 primarily due to a $20.0 million reduction in long-term borrowings due to the repayment of two FHLB advances totaling $5.0 million at maturity in January 2018 and the shift of a $15.0 million FHLB advance from long-term borrowings to short-term borrowings at maturity on April 30, 2018. These decreases were offset by an increase in short-term borrowings of $38.0 million, primarily overnight borrowings, related to the shift of $15.0 million from long-term borrowings and an increase for loan funding and the decrease of total deposits of $14.8 million.

Loan Portfolio

The following table presents the composition of our loan portfolio at the dates indicated:

(dollars in thousands)	September 30, 2018		December 31, 2017
Commercial real estate	$292,794	30%	$283,162	32%
Acquisition and development	113,689	12%	110,530	12%
Commercial and industrial	98,510	10%	76,723	8%
Residential mortgage	425,469	44%	398,648	45%
Consumer	33,598	4%	23,455	3%
Total Loans	$964,060	100%	$892,518	100%

Comparing September 30, 2018 to December 31, 2017, outstanding loans increased by $71.5 million (8.0%). Commercial real estate (“CRE”) loans increased $9.6 million due primarily to several new large relationships in the first nine months of 2018. Acquisition and development (“A&D”) loans increased $3.2 million. Commercial and industrial (“C&I”) loans increased $21.8 million due to several new relationships as well as new balances during the third quarter for several large existing relationships. Residential mortgages increased $26.8 million primarily due to the purchase of a $15.0 million 1-4 family mortgage pool in February 2018, and in-house growth continuing in our professional program, offset slightly by amortization on existing balances. The consumer portfolio increased $10.1 million due to the purchase of a $10.0 million student loan pool in the first quarter of 2018. New production of consumer loans were by regular amortization. Approximately 28% of the commercial loan portfolio was collateralized by real estate at both September 30, 2018 and December 31, 2017.

Risk Elements of Loan Portfolio

The following table presents the risk elements of our loan portfolio at the dates indicated. Management is not aware of any potential problem loans other than those listed in this table or discussed below.

(dollars in thousands)	September 30, 2018	% of Applicable Portfolio	December 31, 2017	% of Applicable Portfolio
Non-accrual loans:
Commercial real estate	$2,659	0.91%	$4,453	1.60%
Acquisition and development	40	0.04%	211	0.20%
Commercial and industrial	0	0.00%	378	0.50%
Residential mortgage	2,105	0.49%	2,046	0.50%
Consumer	20	0.06%	30	0.10%
Total non-accrual loans	$4,824	0.50%	$7,118	0.80%

Accruing Loans Past Due 90 days or more:
Commercial real estate	$0		$0
Acquisition and development	151		144
Commercial and industrial	1		6
Residential mortgage	390		430
Consumer	17		15
Total loans past due 90 days or more	$559		$595

Total non-accrual and accruing loans past due 90 days or more	$5,383		$7,713

Restructured Loans (TDRs):
Performing	$4,756		$5,121
Non-accrual (included above)	236		834
Total TDRs	$4,992		$5,955

Other real estate owned	$7,482		$10,141

Impaired loans without a valuation allowance	$8,591		$12,317
Impaired loans with a valuation allowance	2,027		2,634
Total impaired loans	$10,618		$14,951

Valuation allowance related to impaired loans	$315		$362

Performing loans considered to be impaired (including performing troubled debt restructurings, or TDRs), as defined and identified by management, amounted to $5.6 million at September 30, 2018 and $7.8 million at December 31, 2017. Loans are identified as impaired when, based on current information and events, management determines that we will be unable to collect all amounts due according to contractual terms. These loans consist primarily of A&D loans and CRE loans. The fair values are generally determined based upon independent third- party appraisals of the collateral or discounted cash flows based upon the expected proceeds. Specific allocations have been made where management believes there is insufficient collateral to repay the loan balance if liquidated and there is no secondary source of repayment available.

The following table presents the details of impaired loans that are TDRs by class at September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Performing
Commercial real estate
Non owner-occupied	3	$359	3	$370
All other CRE	2	2,586	2	2,685
Acquisition and development
1-4 family residential construction	1	387	1	527
All other A&D	1	231	1	238
Commercial and industrial	0	0	0	0
Residential mortgage
Residential mortgage – term	7	1,193	8	1,301
Residential mortgage – home equity	0	0	0	0
Consumer	0	0	0	0
Total performing	14	$4,756	15	$5,121

Non-accrual
Commercial real estate
Non owner-occupied	0	$0	0	$0
All other CRE	0	0	2	583
Acquisition and development
1-4 family residential construction	0	0	0	0
All other A&D	0	0	0	0
Commercial and industrial	0	0	0	0
Residential mortgage
Residential mortgage – term	2	236	2	251
Residential mortgage – home equity	0	0	0	0
Consumer	0	0	0	0
Total non-accrual	2	236	4	834
Total TDRs	16	$4,992	19	$5,955

The level of TDRs decreased $1.0 million during the nine months ended September 30, 2018. There were two non-accrual loans totaling $.6 million that were repaid in the first quarter of 2018 and one performing TDR that moved to OREO. Additionally, $.3 million in net principal payments were received during the same time period.

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

The following table presents a summary of the activity in the ALL for the nine months ended September 30:

(dollars in thousands)	2018	2017
Balance, January 1	$9,972	$9,918
Charge-offs:
Commercial real estate	(889)	(2,798)
Acquisition and development	(98)	(79)
Commercial and industrial	(32)	(37)
Residential mortgage	(353)	(252)
Consumer	(297)	(254)
Total charge-offs	(1,669)	(3,420)
Recoveries:
Commercial real estate	60	68
Acquisition and development	290	230
Commercial and industrial	44	1,666
Residential mortgage	323	299
Consumer	116	185
Total recoveries	833	2,448
Net credit losses	(836)	(972)
Provision for loan losses	1,187	1,809
Balance at end of period	$10,323	$10,755

Allowance for loan losses to gross loans outstanding (as %)	1.07%	1.21%
Net charge-offs to average loans outstanding during the period, annualized (as %)	0.12%	0.15%

The ALL was $10.3 million at September 30, 2018 and $10.0 million at December 31, 2017. The provision for loan losses for the first nine months of 2018 was $1.2 million, compared to $1.8 million for the first nine months of 2017. Net credit losses of $.8 million were recorded for the nine months ended September 30, 2018 and $1.0 million for the nine months ended September 30, 2017. The ratio of the ALL to loans outstanding was 1.07% at September 30, 2018, 1.12% at December 31, 2017, and 1.21% at September 30, 2017.

The ratio of net charge-offs to average loans for the nine months ended September 30, 2018 was an annualized .12%, compared to .15% for the same period of 2017 and .28% for the year ended December 31, 2017. The CRE portfolio had an annualized net charge-off rate of .38% as of September 30, 2018, compared 1.43% as of December 31, 2017. The increased charge-offs in 2017 were related to one large commercial loan. The A&D loans had an annualized net recovery rate of .23% as of September 30, 2018, compared to .11% as of December 31, 2017. The C&I loans had a net recovery rate of .02% as of September 30, 2018, compared to 2.21% as of December 31, 2017. The reduction in recoveries in the C&I portfolio in 2018 was due to a large recovery on a loan on an ethanol plant in the first quarter of 2017 that had been charged off in prior years. The residential mortgage ratios were a net charge-off rate of .01% as of September 30, 2018 and December 31, 2017, and the consumer loan ratios were net charge-off rates of .85% and .53% as of September 30, 2018 and December 31, 2017, respectively.

Management believes that the ALL at September 30, 2018 is adequate to provide for probable losses inherent in our loan portfolio. Amounts that will be recorded for the provision for loan losses in future periods will depend upon trends in the loan balances, including the composition of the loan portfolio, changes in loan quality and loss experience trends, potential recoveries on previously charged-off loans and changes in other qualitative factors. Management also applies interest rate risk, collateral value and debt service sensitivity analyses to the Commercial real estate loan portfolio and obtains new appraisals on specific loans under defined parameters to assist in the determination of the periodic provision for loan losses.

Investment Securities

At September 30, 2018, the total amortized cost basis of the available-for-sale investment portfolio was $145.9 million, compared to a fair value of $138.6 million. Unrealized gains and losses on securities available-for-sale are reflected in accumulated other comprehensive loss, a component of shareholders’ equity. The amortized cost basis of the held to maturity portfolio was $93.7 million, compared to a fair value of $91.9 million.

The following table presents the composition of our securities portfolio at amortized cost and fair values at the dates indicated:

	September 30, 2018			December 31, 2017
	Amortized	Fair Value	FV as %	Amortized	Fair Value	FV as %
(dollars in thousands)	Cost	(FV)	of Total	Cost	(FV)	of Total
Securities Available-for-Sale:
U.S. government agencies	$30,000	$28,565	21%	$30,000	$29,256	20%
Commercial mortgage-backed agencies	39,433	37,631	27%	41,771	40,891	28%
Collateralized mortgage obligations	37,900	36,122	26%	41,298	40,384	28%
Obligations of state and political subdivisions	20,228	19,759	14%	20,772	21,019	14%
Collateralized debt obligations	18,338	16,568	12%	19,711	14,920	10%
Total available for sale	$145,899	$138,645	100%	$153,552	$146,470	100%
Securities Held to Maturity:
U.S. government agencies	$15,982	$15,822	17%	$15,876	$16,323	17%
Residential mortgage-backed agencies	47,776	45,884	50%	47,771	47,442	50%
Commercial mortgage-backed agencies	16,569	16,229	18%	17,288	17,518	18%
Collateralized mortgage obligations	3,769	3,509	4%	4,187	4,118	4%
Obligations of state and political subdivisions	9,630	10,452	11%	8,510	9,945	11%
Total held to maturity	$93,726	$91,896	100%	$93,632	$95,346	100%

Total investment securities available-for-sale decreased by $7.7 million since December 31, 2017. At September 30, 2018, the securities classified as available-for-sale included a net unrealized loss of $7.3 million, which represents the difference between the fair value and amortized cost of securities in the portfolio.

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

Approximately $122.1 million of the available-for-sale portfolio was valued using Level 2 pricing and had net unrealized losses of $5.5 million at September 30, 2018. The remaining $16.6 million of the securities available-for-sale represents the entire CDO portfolio, which was valued using significant unobservable inputs (Level 3 assets). The $1.8 million in net unrealized losses associated with this portfolio relates to 5 pooled trust preferred securities that comprise the CDO portfolio. Net unrealized losses of $.9 million represent non-credit related OTTI charges on three of the securities, while $.9 million of unrealized losses relates to two securities which have had no credit related OTTI. At September 30, 2018, four of the CDO securities had unrealized gains of $.1 million.

The following table provides a summary of the trust preferred securities in the CDO portfolio and the credit status of these securities as of September 30, 2018:

Level 3 Investment Securities Available for Sale

(Dollars in Thousands)

Investment Description		First United Level 3 Investments				Security Credit Status
Deal	Class	Amortized Cost	Fair Market Value	Unrealized Gain/(Loss)	Lowest Credit Rating	Original Collateral	Deferrals/ Defaults as % of Original Collateral	Performing Collateral	Collateral Support	Collateral Support as % of Performing Collateral	Number of Performing Issuers/Total Issuers

Preferred Term Security XVIII*	C	1,935	1,493	(442)	C	676,565	14.83%	304,576	1,559	0.51%	43 / 59
Preferred Term Security XVIII	C	2,778	2,240	(538)	C	676,565	14.83%	304,576	1,559	0.51%	43 / 59
Preferred Term Security XIX*	C	1,793	1,800	7	C	700,535	5.42%	498,792	20,532	4.12%	52 / 58
Preferred Term Security XIX*	C	1,067	1,080	13	C	700,535	5.42%	498,792	20,532	4.12%	52 / 58
Preferred Term Security XIX*	C	2,463	2,520	57	C	700,535	5.42%	498,792	20,532	4.12%	52 / 58
Preferred Term Security XIX*	C	1,069	1,080	11	C	700,535	5.42%	498,792	20,532	4.12%	52 / 58
Preferred Term Security XXII*	C-1	1,536	1,421	(115)	C	1,386,600	11.97%	885,324	48,511	5.48%	62 / 77
Preferred Term Security XXII*	C-1	3,840	3,552	(288)	C	1,386,600	11.97%	885,324	48,511	5.48%	62 / 77
Preferred Term Security XXIII	C-1	1,857	1,382	(475)	C	1,467,000	15.47%	860,233	65,478	7.61%	84 / 99

Total Level 3 Securities Available for Sale		18,338	16,568	(1,770)

* Security has been deemed other-than-temporarily impaired and loss has been recognized in accordance with ASC Section 320-10-35.

The terms of the debentures underlying trust preferred securities allow the issuer of the debentures to defer interest payments for up to 20 quarters, and, in such case, the terms of the related trust preferred securities allow their issuers to defer dividend payments for up to 20 quarters. Some of the issuers of the trust preferred securities in our investment portfolio have defaulted and/or deferred payments ranging from 5.42% to 15.47% of the total collateral balances underlying the securities. The securities were designed to include structural features that provide investors with credit enhancement or support to provide default protection by subordinated tranches. These features include over-collateralization of the notes or subordination, excess interest or spread which will redirect funds in situations where collateral is insufficient, and a specified order of principal payments. There are securities in our portfolio that are under-collateralized, which does represent additional stress on our tranche. However, in these cases, the terms of the securities require excess interest to be redirected from subordinate tranches as credit support, which provides additional support to our investment.

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

The market for these securities as of September 30, 2018 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive, as no new CDOs have been issued since 2007. There are currently very few market participants who are willing to effect transactions in these securities. The market values for these securities, or any securities other than those issued or guaranteed by the U.S. Department of the Treasury (the “Treasury”), are very depressed relative to historical levels. Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue. Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (a) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at September 30, 2018, (b) an income valuation approach technique (i.e. present value) that maximizes the use of relevant unobservable inputs and minimizes the use of observable inputs will be equally or more representative of fair value than a market approach, and (c) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management relies on an independent third party to prepare both the evaluations of OTTI and the fair value determinations for the CDO portfolio. Management does not believe that there were any material differences in the OTTI evaluations and pricing between December 31, 2017 and September 30, 2018.

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

Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that no securities had credit-related OTTI during the first nine months of 2018.

Deposits

The following table presents the composition of our deposits at the dates indicated:

(dollars in thousands)	September 30, 2018		December 31, 2017
Non-interest bearing demand deposits:
Retail	$264,317	25.8%	$249,694	24.0%
Brokered / ICS	0	0.0%	2,355	0.3%
Interest-bearing deposits:
Demand	162,288	15.7%	171,742	16.5%
Money Market:
Retail	214,937	21.1%	165,276	15.9%
Brokered/ICS	0	0.0%	58,413	5.6%
Savings deposits	159,475	15.6%	157,783	15.2%
Time deposits less than $100,000:
Retail	100,764	9.8%	107,238	10.3%
Brokered/CDARS	0	0.0%	358	0.0%
Time deposits $100,000 or more:
Retail	122,794	12.0%	124,488	12.0%
Brokered/CDARS	0	0.0%	2,043	0.2%
Total Deposits	$1,024,575	100%	$1,039,390	100%

Total deposits decreased $14.8 million during the first nine months of 2018 when compared to deposits at December 31, 2017. During the first nine months of 2018, non-interest bearing deposits increased $12.3 million. This growth was due to new account openings as well as increased balances in existing accounts. Traditional savings accounts increased $1.7 million due to continued growth in our Prime Saver product as well as growth in personal savings accounts. Total demand deposits decreased $9.5 million and total money market accounts decreased $8.8 million due to several large relationships re-allocating cash balances and using funding for expenditures. Time deposits less than $100,000 decreased $6.8 million and time deposits greater than $100,000 decreased $3.7 million. The decrease in time deposits greater than $100,000 was due to the maturity of one large certificate of deposit for a municipality in the first quarter of 2018, offset slightly by new deposits in the third quarter of 2018.

On May 22, 2018, the Economic Growth Regulatory Relief, and Consumer Protection Act was signed into law. As a result of this act, most reciprocal deposits are no longer considered brokered deposits. At September 30, 2018, the ICS/CDARs balances were all considered reciprocal deposits and were re-classified into retail deposits.

Borrowed Funds

The following table presents the composition of our borrowings at the dates indicated:

	September 30,	December 31,
(in thousands)	2018	2017
Fed Funds Purchased	$39,000	$0
Securities sold under agreements to repurchase	47,805	48,845
Total short-term borrowings	$86,805	$48,845

FHLB advances	$70,000	$90,000
Junior subordinated debt	30,929	30,929
Total long-term borrowings	$100,929	$120,929

Total short-term borrowings increased by $38.0 million during the first nine months of 2018. This increase was due to an increase in overnight borrowings of $39.0 million due to the shift of $15.0 million from long-term borrowings, a decline in deposits and increased loan funding during the third quarter of 2018. Long-term borrowings decreased by $20.0 million during the first nine months of 2018 due to the repayment of two FLHB advance totaling $5.0 million at maturity in January 2018 and the shift of one FHLB advance totaling $15.0 million to short-term, overnight borrowings at maturity in April 2018.

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

At September 30, 2018, we were asset sensitive.

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

Based on the simulation analysis performed at September 30, 2018 and December 31, 2017, management estimated the following changes in net interest income, assuming the indicated rate changes:

(Dollars in thousands)	September 30, 2018	December 31, 2017
+400 basis points	$642	$(371)
+300 basis points	$598	$(30)
+200 basis points	$548	$261
+100 basis points	$442	$387
-100 basis points	$(1,705)	$(3,003)

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

Capital Resources

We require capital to fund loans, satisfy our obligations under the Bank’s letters of credit, meet the deposit withdrawal demands of the Bank’s customers, and satisfy our other monetary obligations. To the extent that deposits are not adequate to fund our capital requirements, we can rely on the funding sources identified above under the heading “Liquidity Management”. At September 30, 2018, the Bank had $61.0 million available through unsecured lines of credit with correspondent banks, $5.5 million available through a secured line of credit with the Fed Discount Window and approximately $98.0 million available through the FHLB. Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our ability to meet our future capital requirements.

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

The following table presents our capital ratios:

	September 30, 2018	December 31, 2017	Required for Capital Adequacy Purposes	Required to be Well Capitalized
Total Capital (to risk-weighted assets)
Consolidated	16.35%	15.98%	8.00%	10.00%
First United Bank & Trust	15.75%	15.58%	8.00%	10.00%

Tier 1 Capital (to risk-weighted assets)
Consolidated	15.34%	14.97%	6.00%	8.00%
First United Bank & Trust	14.69%	14.51%	6.00%	8.00%

Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated	12.82%	12.54%	4.50%	6.50%
First United Bank & Trust	14.69%	14.51%	4.50%	6.50%

Tier 1 Capital (to average assets)
Consolidated	11.72%	11.00%	4.00%	5.00%
First United Bank & Trust	10.86%	10.21%	4.00%	5.00%

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

As of September 30, 2018, two FHLB advances totaling $5.0 million were repaid at maturity in January 2018 and one $15.0 million advance was shifted from long-term borrowings to short-term borrowings at maturity on April 30, 2018.

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

Commitments to extend credit in the form of consumer, commercial and business at the dates indicated were as follows:

(In thousands)	September 30, 2018	December 31, 2017
Residential Mortgage - home equity	$49,521	$52,251
Residential Mortgage - construction	10,102	13,512
Commercial	64,897	56,968
Consumer - personal credit lines	3,852	4,012
Standby letters of credit	2,697	2,633
Total	$131,069	$129,376

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

An evaluation of the effectiveness of these disclosure controls as of September 30, 2018 was carried out under the supervision and with the participation of management, including the PEO and the PFO. Based on that evaluation, management, including the PEO and the PFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the quarter ended September 30, 2018, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FIRST UNITED CORPORATION

Date:	November 8, 2018	/s/ Carissa L. Rodeheaver
Carissa L. Rodeheaver, CPA, CFP
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Date	November 8, 2018	/s/ Tonya K. Sturm
Tonya K. Sturm, Senior Vice President,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

