Form 10-K
period 2018-12-31
FIRST UNITED CORP/MD/
filed 2019-03-12
CIK 763907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

 FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “accelerated filer”, “large accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act). (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☑

The aggregate market value of the registrant’s outstanding voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $116,882,008.

The number of shares of the registrant’s common stock outstanding as of February 28, 2019: 7,088,987.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2019 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

First United Corporation

[2]

As used in this Annual Report of Form 10-K, the terms “the Corporation”, “we”, “us”, and “our” mean First United Corporation and unless the context clearly suggests otherwise, its consolidated subsidiaries.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K of First United Corporation contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Such statements include projections, predictions, expectations or statements as to beliefs or future events or results or refer to other matters that are not historical facts. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking statements contained in this annual report are based on various factors and were derived using numerous assumptions. In some cases, you can identify these forward-looking statements by words like “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “intend”, “believe”, “estimate”, “predict”, “potential”, or “continue” or the negative of those words and other comparable words. You should be aware that those statements reflect only our predictions. If known or unknown risks or uncertainties should materialize, or if underlying assumptions should prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind when reading this annual report and not place undue reliance on these forward-looking statements. Factors that might cause such differences include, but are not limited to:

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

PART I

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

[3]

The Bank has two consumer finance company subsidiaries - OakFirst Loan Center, Inc., a West Virginia corporation, and OakFirst Loan Center, LLC, a Maryland limited liability company - and two subsidiaries that it uses to hold real estate acquired through foreclosure or by deed in lieu of foreclosure - First OREO Trust, a Maryland statutory trust, and FUBT OREO I, LLC, a Maryland limited liability company. The Bank also owns 99.9% of the limited partnership interests in Liberty Mews Limited Partnership; a Maryland limited partnership formed for the purpose of acquiring, developing and operating low-income housing units in Garrett County, Maryland.

At December 31, 2018, we had total assets of $1.4 billion, net loans of $996.7 million, and deposits of $1.1 billion. Shareholders’ equity at December 31, 2018 was $117.1 million.

The Corporation maintains an Internet website at www.mybank.com on which it makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC.

Banking Products and Services

The Bank operates 25 banking offices, one customer care center and 26 Automated Teller Machines (“ATMs”) in Allegany County, Frederick County, Garrett County, and Washington County in Maryland, and in Mineral County, Berkeley County, Monongalia County and Harrison County in West Virginia. The Bank is an independent community bank providing a complete range of retail and commercial banking services to businesses and individuals in its market areas. Services offered are essentially the same as those offered by the regional institutions that compete with the Bank and include checking, savings, money market deposit accounts, and certificates of deposit, business loans, personal loans, mortgage loans, lines of credit, and consumer-oriented retirement accounts including individual retirement accounts (“IRAs”) and employee benefit accounts. In addition, the Bank provides full brokerage services through a networking arrangement with Cetera Investment Services, LLC., a full-service broker-dealer. The Bank also provides safe deposit and night depository facilities, insurance products and trust services. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”).

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

[4]

A variety of other consumer loans are also offered to customers, including indirect and direct auto loans, and other secured and unsecured lines of credit and term loans. In 2018, the Bank introduced a Student Loan program which offers a product for debt consolidation and an in-school program. This program is serviced by a third-party. Careful analysis of an applicant’s creditworthiness is performed before granting credit, and on-going monitoring of loans outstanding is performed in an effort to minimize risk of loss by identifying problem loans early.

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

At December 31, 2018 and 2017, the total market value of assets under the supervision of the Bank’s Trust Department was approximately $810.0 million and $824.0 million, respectively. Trust Department revenues for these years may be found in the Consolidated Statements of Income under the heading “Other operating income”, which is contained in Item 8 of Part II of this annual report.

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

[5]

The following table sets forth deposit data for the Maryland and West Virginia Counties in which the Bank maintains offices as of June 30, 2018, the most recent date for which comparative information is available.

	Offices	Deposits
	(in Market)	(in thousands)	Market Share
Allegany County, Maryland:
Branch Banking and Trust Company	6	$297,210	40.83%
Manufacturers & Traders Trust Company	6	167,721	23.04%
First United Bank & Trust	3	148,226	20.36%
Standard Bank, PaSB	2	68,297	9.38%
PNC Bank NA	1	46,492	6.39%

Source: FDIC Deposit Market Share Report

Frederick County, Maryland:
PNC Bank NA	15	$1,261,154	26.81%
Branch Banking & Trust Co.	11	776,449	16.51%
Bank Of America NA	5	514,718	10.94%
Frederick County Bank	5	355,616	7.56%
Manufacturers & Traders Trust Company	6	314,272	6.68%
Capital One NA	3	292,635	6.22%
Woodsboro Bank	7	232,334	4.94%
Middletown Valley Bank	4	192,511	4.09%
Sandy Spring Bank	4	160,526	3.41%
First United Bank & Trust	4	159,295	3.39%
SunTrust Bank	2	143,913	3.06%
Revere Bank	1	137,824	2.93%
Wells Fargo Bank NA	1	73,881	1.57%
The Columbia Bank	2	51,527	1.10%
Old Line Bank	2	35,484	0.76%
Woodforest National Bank	1	1,257	0.03%

Source: FDIC Deposit Market Share Report

Garrett County, Maryland:
First United Bank & Trust	5	$333,061	59.43%
Manufacturers & Traders Trust Company	2	89,505	15.97%
Branch Banking and Trust Company	2	66,828	11.93%
Clear Mountain Bank	1	49,083	8.76%
Somerset Trust Company	1	15,714	2.80%
Miners & Merchants Bank	1	6,239	1.11%

Source: FDIC Deposit Market Share Report

Washington County, Maryland:
Branch Banking & Trust Company	10	$644,975	28.82%
The Columbia Bank	9	484,875	21.66%
Manufacturers & Traders Trust Company	10	433,943	19.39%
PNC Bank NA	4	229,910	10.27%
Middletown Valley Bank	2	154,778	6.92%
First United Bank & Trust	3	91,198	4.08%
United Bank	2	66,322	2.96%
CNB Bank, Inc.	3	65,205	2.91%
Orrstown Bank	1	35,425	1.58%
Bank of Charles Town	1	23,047	1.03%
Jefferson Security Bank	1	8,407	0.38%

Source: FDIC Deposit Market Share Report

Berkeley County, West Virginia:
Branch Banking & Trust Company	5	$367,867	26.43%
United Bank	4	265,135	19.05%
MVB Bank Inc.	3	204,961	14.73%
City National Bank of West Virginia	4	167,911	12.07%
First United Bank & Trust	3	122,965	8.84%
Bank of Charles Town	2	88,163	6.33%
Jefferson Security Bank	2	81,701	5.87%
CNB Bank, Inc.	3	76,742	5.51%
Summit Community Bank	1	14,824	1.07%
Woodforest National Bank	1	1,416	0.10%

Source: FDIC Deposit Market Share Report

Harrison County, West Virginia:
MVB Bank, Inc	2	$280,792	19.64%
Branch Banking and Trust Company	4	254,474	17.80%
WesBanco Bank, Inc.	6	224,406	15.70%
The Huntington National Bank	3	222,053	15.53%
JP Morgan Chase Bank, NA	2	191,633	13.40%
Harrison County Bank	5	100,693	7.04%
City National Bank of West Virginia	2	45,689	3.20%
West Union Bank	1	26,295	1.84%
Premier Bank, Inc.	1	19,084	1.33%
Freedom Bank, Inc.	1	17,433	1.22%
Cornerstone Bank, Inc.	1	15,701	1.10%
BC Bank, Inc.	1	14,871	1.04%
United Bank	1	9,544	0.67%
Clear Mountain Bank	1	5,256	0.37%
First United Bank & Trust	1	1,668	0.12%

Source: FDIC Deposit Market Share Report

Mineral County, West Virginia:
First United Bank & Trust	2	$89,648	35.13%
Branch Banking & Trust Company	1	69,693	27.31%
Manufacturers & Traders Trust Company	2	51,450	20.16%
Grant County Bank	1	35,687	13.98%
FNB Bank, Inc.	1	8,739	3.42%

Source: FDIC Deposit Market Share Report

Monongalia County, West Virginia:
United Bank	6	$794,843	32.33%
Branch Banking & Trust Company	4	453,061	18.43%
Huntington National Bank	7	428,589	17.43%
Clear Mountain Bank	6	229,388	9.33%
Wesbanco Bank, Inc.	5	165,169	6.72%
MVB Bank, Inc.	3	148,541	6.04%
First United Bank & Trust	3	98,732	4.01%
PNC Bank NA	4	91,608	3.73%
First Exchange Bank	1	25,343	1.03%
Citizens Bank of Morgantown, Inc.	1	23,376	0.95%

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

Regulatory Reforms

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was enacted in July 2010, significantly restructured the financial regulatory regime in the United States. Although the Dodd-Frank Act’s provisions that have received the most public attention generally have been those applying to or more likely to affect larger institutions such as banks and bank holding companies with total consolidated assets of $50 billion or more, it contains numerous other provisions that affect all financial institutions, including the Bank. The Dodd-Frank Act established the Consumer Financial Protection Bureau (the “CFPB”), discussed below, and contains a wide variety of provisions (many of which are not yet effective) affecting the regulation of depository institutions, including fair lending, fair debt collection practices, mortgage loan origination and servicing obligations, bankruptcy, military service member protections, use of credit reports, privacy matters, and disclosure of credit terms and correction of billing errors. Local, state and national regulatory and enforcement agencies continue efforts to address perceived problems within the mortgage lending and credit card industries through broad or targeted legislative or regulatory initiatives aimed at lenders’ operations in consumer lending markets. There continues to be a significant amount of legislative and regulatory activity, nationally, locally and at the state level, designed to limit certain lending practices while mandating certain servicing procedures. Federal bankruptcy and state debtor relief and collection laws, as well as the Servicemembers Civil Relief Act affect the ability of banks, including the Bank, to collect outstanding balances.

[7]

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

[8]

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

The Bank is also subject to a variety of other laws and regulations with respect to the operation of its business, including, but not limited to, the TILA/RESPA Integrated Disclosure rule (“TRID”), Truth in Lending Act, the Real Estate Settlement Procedures Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Electronic Funds Transfer Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Fair Debt Collection Practices Act, the Fair Credit Reporting Act, Expedited Funds Availability (Regulation CC), Reserve Requirements (Regulation D), Privacy of Consumer Information (Regulation P), Margin Stock Loans (Regulation U), the Right To Financial Privacy Act, the Flood Disaster Protection Act, the Homeowners Protection Act, the Servicemembers Civil Relief Act, the Telephone Consumer Protection Act, the CAN-SPAM Act, the Children’s Online Privacy Protection Act, Bank Secrecy Act/Anti-Money Laundering (“BSA/AML”) and Office of Foreign Assets Control (“OFAC”).

Capital Requirements

We require capital to fund loans, satisfy our obligations under the Bank’s letters of credit, meet the deposit withdrawal demands of the Bank’s customers, and satisfy our other monetary obligations. To the extent that deposits are not adequate to fund our capital requirements, we can rely on the funding sources identified below under the heading “Liquidity Management”. At December 31, 2018, the Bank had $85.0 million available through unsecured lines of credit with correspondent banks, $4.4 million available through a secured line of credit with the Fed Discount Window and approximately $104.3 million available through the Federal Home Loan Bank of Atlanta (“FHLB”). Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our ability to meet our future capital requirements.

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

At December 31, 2018, we were in compliance with the applicable requirements.

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

Prompt Corrective Action

The Federal Deposit Insurance Act (“FDI Act”) requires, among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDI Act includes the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures are the total capital ratio, the Tier 1 capital ratio and the leverage ratio.

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

At December 31, 2018, the Bank and the Corporation were “well capitalized” based on the aforementioned ratios.

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

On September 30, 2018, the Deposit Insurance Fund Reserve Ratio reached 1.36 percent.  As a result, small banks will receive assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from 1.15 percent to 1.35 percent, to be applied when the reserve ratio is at least 1.38 percent. In January 2019, the Bank was notified that it is eligible for small bank assessment credits.

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

On November 20, 2013, the CFPB issued a final rule on integrated mortgage disclosures under the Truth-in-Lending Act and the Real Estate Settlement Procedures Act, for which compliance was required by October 3, 2015. At December 31, 2018, we believe that we are in compliance.

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

At December 31, 2018, we employed 356 individuals, of whom 314 were full-time employees.

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

We could be adversely affected by risks associated with future acquisitions and expansions.

Although our core growth strategy is focused around organic growth, we may from time to time consider acquisition and expansion opportunities involving a bank or other entity operating in the financial services industry. We cannot predict if or when we will engage in such a strategic transaction, or the nature or terms of any such transaction. To the extent that we grow through an acquisition, we cannot assure investors that we will be able to adequately and profitably manage that growth or that an acquired business will be integrated into our existing businesses as efficiently or as timely as we may anticipate. Acquiring another business would generally involve risks commonly associated with acquisitions, including:

•	increased capital needs;
•	increased and new regulatory and compliance requirements;
•	implementation or remediation of controls, procedures and policies with respect to the acquired business;
•	diversion of management time and focus from operation of our then-existing business to acquisition-integration challenges;
•	coordination of product, sales, marketing and program and systems management functions;
•	transition of the acquired business’s users and customers onto our systems;
•	retention of employees from the acquired business;
•	integration of employees from the acquired business into our organization;
•	integration of the acquired business’s accounting, information management, human resources and other administrative systems and operations with ours;
•	potential liability for activities of the acquired business prior to the acquisition, including violations of law, commercial disputes and tax and other known and unknown liabilities;
•	potential increased litigation or other claims in connection with the acquired business, including claims brought by regulators, terminated employees, customers, former stockholders, vendors, or other third parties; and

[14]

•	potential goodwill impairment.

Our failure to execute our acquisition strategy could adversely affect our business, results of operations, financial condition and future prospects risks of unknown or contingent liabilities.

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

Most of the Bank’s loans are made to borrowers located in Western Maryland and Northeastern West Virginia, and many of these loans, including construction and land development loans, are secured by real estate. At December 31, 2018, approximately 12%, or $118.4 million, of our total loans were real estate acquisition, construction and development loans that were secured by real estate. Accordingly, a decline in local economic conditions would likely have an adverse impact on our financial condition and results of operations, and the impact on us would likely be greater than the impact felt by larger financial institutions whose loan portfolios are geographically diverse. We cannot guarantee that any risk management practices we implement to address our geographic and loan concentrations will be effective to prevent losses relating to our loan portfolio.

The Bank’s concentrations of commercial real estate loans could subject it to increased regulatory scrutiny and directives, which could force us to preserve or raise capital and/or limit future commercial lending activities.

The federal banking regulators believe that institutions that have particularly high concentrations of CRE loans within their lending portfolios face a heightened risk of financial difficulties in the event of adverse changes in the economy and CRE markets. Accordingly, through published guidance, these regulators have directed institutions whose concentrations exceed certain percentages of capital to implement heightened risk management practices appropriate to their concentration risk. The guidance provides that banking regulators may require such institutions to reduce their concentrations and/or maintain higher capital ratios than institutions with lower concentrations in CRE. At December 31, 2018, our CRE concentrations were below the heightened risk management thresholds set forth in this guidance.

The Bank may experience loan losses in excess of its allowance, which would reduce our earnings.

The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loans being made, the creditworthiness of the borrowers over the term of the loans and, in the case of collateralized loans, the value and marketability of the collateral for the loans. Management of the Bank maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides an allowance for loan losses based upon a percentage of the outstanding balances and for specific loans when their ultimate collectability is considered questionable. If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb future losses, or if the bank regulatory authorities require us to increase the allowance for loan losses as a part of its examination process, our earnings and capital could be significantly and adversely affected. Although management continually monitors our loan portfolio and makes determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to our non-performing or performing loans. Material additions to the allowance for loan losses could result in a material decrease in our net income and capital; and could have a material adverse effect on our financial condition.

[15]

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

At December 31, 2018, investment securities in our investment portfolio having a cost basis of $144.1 million and a market value of $137.6 million were classified as available-for-sale pursuant to FASB Accounting Standards Codification (“ASC”) Topic 320, Investments – Debt and Equity Securities, relating to accounting for investments. Topic 320 requires that unrealized gains and losses in the estimated value of the available-for-sale portfolio be “marked to market” and reflected as a separate item in shareholders’ equity (net of tax) as accumulated other comprehensive loss. There can be no assurance that future market performance of our investment portfolio will enable us to realize income from sales of securities. Shareholders’ equity will continue to reflect the unrealized gains and losses (net of tax) of these investments. Moreover, there can be no assurance that the market value of our investment portfolio will not decline, causing a corresponding decline in shareholders’ equity.

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

Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. A decline in the price of the Corporation’s common stock or occurrence of a triggering event following any of our quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period which was not reflected in such earnings release. In the event that we conclude that all or a portion of our goodwill may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital. At December 31, 2018, we had recorded goodwill of $11.0 million, representing approximately 9.4% of shareholders’ equity. See the discussion under the heading “Estimates and Critical Accounting Policies – Goodwill” in Item 7 of Part II of this annual report for further information.

At December 31, 2018, our net deferred tax assets were valued at $7.8 million. Included in that total is $2.5 million of state net operating loss carryforwards associated with separate company tax filings of the Corporation, which we do not expect to use and, thus, we have established a $2.4 million valuation allowance. The federal net operating loss (“NOL”) carryforward was fully utilized in 2018. A deferred tax asset is reduced by a valuation allowance if, based on the weight of the evidence available, both negative and positive, including the recent trend of quarterly earnings, management believes that it is more likely than not that some portion or all of the total deferred tax asset will not be realized. Moreover, our ability to utilize our net operating loss carryforwards to offset future taxable income may be significantly limited if we experience an “ownership change,” as determined under Section 382 of the Code. If an ownership change were to occur, the limitations imposed by Section 382 of the Code could result in a portion of our net operating loss carryforwards expiring unused, thereby impairing their value. Section 382’s provisions are complex, and we cannot predict any circumstances surrounding the future ownership of the common stock. Accordingly, we cannot provide any assurance that we will not experience an ownership change in the future.

[16]

The impact of each of these impairment matters could have a material adverse effect on our business, results of operations, and financial condition.

We may be adversely affected by recent changes in tax laws.

The Tax Cuts and Jobs Act (the “Tax Act”), which was enacted in December 2017, is likely to have both positive and negative effects on our financial performance. Beginning in 2018, the Tax Act reduces the federal tax rate for corporations from 35% to 21%, but it also enacted limitations on certain deductions that will have an impact on the banking industry, borrowers and the market for single-family residential real estate. These limitations include (a) a lower limit on the deductibility of mortgage interest on single-family residential mortgage loans, (b) the elimination of interest deductions for certain home equity loans, (c) a limitation on the deductibility of business interest expense, and (d) a limitation on the deductibility of property taxes and state and local income taxes. These limitations could have the effect of reducing consumer demand for loans secured by real estate, which could adversely impact our financial condition and results of operations.

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

[17]

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

[18]

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

Our information systems may experience an interruption or a breach in security, due to cyber-attacks.

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

[19]

Risks Relating to First United Corporation’s Securities

The shares of common stock are not insured.

The shares of the Corporation’s common stock are not deposits and are not insured against loss by the FDIC or any other governmental or private agency.

The common stock is not heavily traded.

The Corporation’s common stock is listed on the NASDAQ Global Select Market, but shares of the common stock are not heavily traded. Securities that are not heavily traded can be more volatile than stock trading in an active public market. Factors such as our financial results, the introduction of new products and services by us or our competitors, and various factors affecting the banking industry generally may have a significant impact on the market price of the shares of the common stock. Management cannot predict the extent to which an active public market for the common stock will develop or be sustained in the future. Accordingly, shareholders may not be able to sell their shares at the volumes, prices, or times that they desire.

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

In March 2004, the Corporation issued approximately $30.9 million, in the aggregate, of junior subordinated debentures (“TPS Debentures”) to the Trusts in connection with the Trusts’ sales to third party investors of $30.0 million, in the aggregate, in mandatorily redeemable preferred capital securities. The terms of the TPS Debentures require the Corporation to make quarterly payments of interest to the Trusts, as the holders of the TPS Debentures, although the Corporation has the right to defer payments of interest for up to 20 consecutive quarterly periods. An election to defer interest payments does not constitute an event of default under the terms of the TPS Debentures. The terms of the TPS Debentures prohibit the Corporation from declaring or paying any dividends or making other distributions on, or from repurchasing, redeeming or otherwise acquiring, any shares of its capital securities, including the common stock, if the Corporation elects to defer quarterly interest payments under the TPS Debentures. In addition, a deferral election will require the Trusts to likewise defer the payment of quarterly dividends on their related trust preferred securities.

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

[20]

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

The headquarters of the Corporation and the Bank occupies approximately 29,000 square feet at 19 South Second Street, Oakland, Maryland, and a 30,000 square feet operations center located at 12892 Garrett Highway, Oakland Maryland. These premises are owned by the Corporation. The Bank owns 19 of its banking offices and leases six. The Bank also leases one office that is used for disaster recovery purposes. Total rent expense on the leased offices and properties was $.5 million in 2018.

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

Shares of the Corporation’s common stock are listed on the NASDAQ Global Select Market under the symbol “FUNC”. As of February 28, 2019, the Corporation had 1,335 shareholders of record. The table below sets forth the high and low sales prices for, and the cash dividends declared on, the shares of the Corporation’s common stock for each quarterly period of 2018 and 2017, as reported on the NASDAQ Global Select Market. On March 11, 2019, the closing sales price of the common stock as reported on the NASDAQ Global Select Market was $17.30 per share. The Corporation did not declare any dividends on its common stock during 2017.

	High	Low	Dividends Declared
2018
1st Quarter	$20.25	$16.70	$0.09
2nd Quarter	24.32	18.50	0.09
3rd Quarter	20.95	18.25	0.09
4th Quarter	19.91	14.75	0.09

2017
1st Quarter	$15.80	$13.00	$0.00
2nd Quarter	15.80	13.80	0.00
3rd Quarter	16.65	14.55	0.00
4th Quarter	18.30	15.75	0.00

The ability of the Corporation to declare dividends is limited by federal banking laws and Maryland corporation laws. Subject to these and the terms of its other securities, including the TPS Debentures, the payment of dividends on the shares of common stock and the amounts thereof are at the discretion of the Corporation’s board of directors. In November 2010, the Corporation’s board of directors suspended the declaration and payment of cash dividends. This suspension was lifted in 2018. Cash dividends are typically declared on a quarterly basis. When paid, dividends to shareholders are dependent on the ability of the Corporation’s subsidiaries, especially the Bank, to declare dividends to the Corporation. Like the Corporation, the Bank’s ability to declare and pay dividends is subject to limitations imposed by federal and Maryland banking and Maryland corporation laws. A complete discussion of these and other dividend restrictions is contained in Item 1A of Part I of this annual report under the heading “Risks Relating to First United Corporation’s Securities” and in Note 21 to the Consolidated Financial Statements, both of which are incorporated herein by reference. Accordingly, there can be no assurance that dividends will be declared on the shares of common stock in any future fiscal quarter.

The Corporation’s Board of Directors periodically evaluates the Corporation’s dividend policy, both internally and in consultation with the Federal Reserve.

Issuer Repurchases

Neither the Corporation nor any of its affiliates (as defined by Exchange Act Rule 10b-18) repurchased any shares of the Corporation’s common stock during 2018.

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

(Dollars in thousands, except for share data)	2018	2017	2016	2015	2014
Balance Sheet Data
Total Assets	$1,384,516	$1,336,470	$1,318,190	$1,323,458	$1,332,296
Net Loans	996,667	882,546	882,008	867,101	827,926
Investment Securities	231,651	240,102	237,169	275,792	330,566
Deposits	1,067,527	1,039,390	1,014,229	998,794	981,323
Long-term Borrowings	100,929	120,929	131,737	147,537	182,606
Shareholders’ Equity	117,066	108,390	113,698	120,771	108,999

Operating Data
Interest Income	$52,294	$46,949	$45,863	$45,032	$46,386
Interest Expense	8,112	7,371	8,223	9,407	10,870
Net Interest Income	44,182	39,578	37,640	35,625	35,516
Provision for Loan Losses	2,111	2,534	3,122	1,054	2,513
Other Operating Income	15,041	14,311	14,127	24,992	12,907
Net Gains	127	29	526	1,016	1,053
Other Operating Expense	43,808	39,170	39,107	41,115	40,095
Income Before Taxes	13,431	12,214	10,064	19,464	6,868
Income Tax expense (2017 includes $3,226 from tax reform impact) [1]	2,764	6,945	2,783	6,473	1,271
Net Income	$10,667	$5,269	$7,281	$12,991	$5,597
Accumulated preferred stock dividends and
discount accretion	0	(1,215)	(2,025)	(2,700)	(2,601)
Net income available to
common shareholders	$10,667	$4,054	$5,256	$10,291	$2,996

Per Share Data
Basic and diluted net income per
common share	$1.51	$0.58	$0.84	$1.65	$0.48
Dividends Paid	0.27	0	0	0	0
Book Value	16.52	15.34	14.95	14.51	13.30

Significant Ratios
Return on Average Assets	0.81%	0.40%	0.55%	0.98%	0.42%
Return on Average Equity	9.39%	4.52%	6.38%	11.40%	5.07%
Average Equity to Average Assets	8.66%	8.82%	8.62%	8.69%	8.26%
Dividend Payout Ratio	17.88%	0.00%	0.00%	0.00%	0.00%
Total Risk-based Capital Ratio	15.91%	15.98%	16.71%	17.21%	15.40%
Tier I Capital to Risk Weighted Assets	14.87%	14.97%	14.76%	15.24%	14.23%
Tier I Capital to Average Assets	11.47%	11.00%	10.95%	11.64%	11.29%
Common Equity Tier I to Risk Weighted Assets	12.45%	12.54%	10.74%	9.99%

(1) Refer to Note 17 for more discussion of tax reform

[23]

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto for the years ended December 31, 2018 and 2017, which are included in Item 8 of Part II of this annual report.

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

Consolidated net income available to common shareholders was $10.7 million for the year ended December 31, 2018, compared to $4.1 million for 2017. Basic and diluted net income per common share for the year ended December 31, 2018 were both $1.51, compared to basic and diluted net income per common share of $.58 for 2017. The increase in earnings for 2018 was attributable to a $4.6 million increase in net interest income, an increase of $.7 million in other operating income, exclusive of gains, a $.4 million decrease in provision expense, and a $4.2 million decrease in income tax expense. The decrease in income tax expense was driven by the enactment of the Tax Act in December 2017, which reduced the federal tax rate from 35% to 21%. The reduction in the tax rate at December 31, 2017 increased tax expense due to the revaluation of our deferred tax assets at the lower rate. These changes were offset by a $4.6 million increase in other operating expenses, driven primarily by increased salaries and benefits relating to new hires late in 2017, merit increases and increased life and health costs due to increased claims. The elimination of preferred stock dividends relating to the redemption of $10.0 million of the Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) in each of March 2017 and November 2017 also contributed to the increase in net income. The net interest margin for the year ended December 31, 2018, on a fully tax equivalent (“FTE”) basis, increased to 3.74% from 3.37% for the year ended December 31, 2017.

The provision for loan losses decreased to $2.1 million for the year ended December 31, 2018, compared to $2.5 million for the year ended December 31, 2017. The decrease was driven primarily by a reduction in net credit losses and historical loss factors due to a large charge-off rolling off from prior periods. These factors were attributable to good asset quality and improving economies. Specific allocations have been made for impaired loans where management has determined that the collateral supporting the loans is not adequate to cover the loan balance, and the qualitative factors affecting the allowance for loan losses (the “ALL”) have been adjusted based on the current economic environment and the characteristics of the loan portfolio.

Other operating income increased $.8 million for the year ended December 31, 2018 when compared to 2017. This increase was attributable to increases in trust department earnings of $.4 million, brokerage commissions of $.2 million and debit card income of $.1 million. These increases were offset slightly by decreases in service charges on deposit accounts and Bank Owned Life Insurance (“BOLI”) income.

Operating expenses increased $4.6 million when comparing the year ended December 31, 2018 to the year ended December 31, 2017. Salaries and benefits increased $1.9 million, primarily due to new hires in late 2017, merit increases and an increase in life and health insurance related to increased claims. We also saw an increase of $.9 million in data processing, equipment and occupancy expense due to increased depreciation expense related to the branch renovation projects and new digital services implemented during 2018 as compared to the same period of 2017. Other Real Estate Owned (“OREO”) expenses increased $1.3 million due primarily to valuation allowance write-downs on properties in 2018.

Comparing December 31, 2018 to December 31, 2017, loans outstanding increased by $115.2 million (13.1%). CRE loans increased $23.8 million due primarily to several new large relationships in 2018. Acquisition and development (“A&D”) loans increased $7.8 million. Commercial and industrial (“C&I”) loans increased $34.7 million due to several new relationships as well as new balances for several existing relationships. Residential mortgage loans increased $38.3 million due to the purchase of a $15.0 million 1-4 family mortgage pool in February 2018, and in-house growth continuing in our professional program, offset slightly by amortization on existing balances. This growth was in fixed and adjustable rate products. The consumer loan portfolio increased by $10.6 million due primarily to the purchase of a $10.0 million student loan pool in the first quarter of 2018. New production of consumer loans was partially offset by regular amortization. Approximately 27% and 28% of the commercial loan portfolio was collateralized by real estate at December 31, 2018 and 2017, respectively.

Interest income on loans increased by $5.4 million (on an FTE basis) in 2018 when compared to 2017 due to the rate increases by the Federal Reserve in 2018, loan growth and new loans booked at higher rates. Interest income on our investment securities increased by $.4 million (on an FTE basis) in 2018 when compared to 2017 primarily due to increased rates on the CDO portfolio due to the variable rates. During 2018, we continued to use the cash flow on the investment portfolio to fund loans. New purchases were limited to investments for CRA purposes and additional disbursements for the West Virginia Tax Increment Fund (“TIF”) bond. Additional information on the composition of interest income is available in Table 1 that appears on page 30 of this report.

[24]

Comparing December 31, 2018 to December 31, 2017, total deposits increased $28.1 million. During 2018, non-interest bearing deposits increased $10.2 million due to new account openings as well as increased balances in existing accounts. Traditional savings accounts decreased $1.5 million as we saw balances shift to other products at higher rates. Total demand deposits decreased $8.4 million due to several large relationships re-allocating balances. Total money market accounts increased $10.3 million due primarily to new account openings in our new, higher rate money market product in the fourth quarter of 2018. Time deposits less than $100,000 declined $8.2 million and time deposits greater than $100,000 increased $25.7 million. In November 2018, two short-term brokered certificates of deposit of $15.0 million and $10.0 million were purchased through third-party brokers to fix interest expense in the rising rate environment.

Interest expense increased $.7 million for the year ended December 31, 2018 when compared to the year ended December 31, 2017. This increase in interest expense was due to a $1.0 million increase in interest on deposits relating to increased empowerment pricing on existing relationships, particularly on maturing certificates of deposit, and new relationships in the new, higher-rate money market product introduced late in 2018. Short-term borrowings interest increased $.5 million due to the increase in overnight borrowings during the latter half of 2018. The increase in overnight borrowings was due to minimal deposit growth to fund the continued loan growth as well as the shift of a $15.0 million FHLB long-term advance to short-term borrowings at its maturity in April 2018. These increases were partially offset by a decrease of $.7 million in long-term borrowings due to the repayment of the high cost $10.8 million Trust Preferred debt in March 2017 and the repayment of two FHLB advances totaling $5.0 million that matured in January 2018.

On December 22, 2017, the President of the United States signed the Tax Act into law, which, among other things, reduced the federal income tax rate for C Corporations from 35% to 21% effective January 1, 2018. The Tax Act required us to revalue, using the new 21% federal income tax rate, all of our deferred tax assets and deferred tax liabilities based on the rates at which they are schedule to reverse. This revaluation required us to recognize a one-time tax expense of $3.2 million in the fourth quarter of 2017. Our effective tax rate for 2017 was 56.8%, of which 26.4% related to the revaluation required by the Tax Act. Tax expense decreased $4.2 million in 2018 when compared to 2017 primarily due to the reduction in the federal tax rate. The effective tax rate for 2018 was 20.6%.

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

Goodwill

Accounting Standards Codification (“ASC”) Topic 350, Intangibles - Goodwill and Other, establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill.  The $11.0 million in recorded goodwill at December 31, 2018 is related to the Bank’s 2003 acquisition of Huntington National Bank branches and is not subject to periodic amortization.

[25]

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

At December 31, 2018, the date of the Corporation’s annual impairment test, the fair value of the Corporation as determined by the price of its common stock exceeded the carrying amount of the Corporation’s common equity.

Based on the results of the evaluation, management concluded that the recorded value of goodwill at December 31, 2018 was not impaired.  However, future changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances. Management will continue to evaluate goodwill for impairment on an annual basis and as events occur or circumstances change.

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

Other than as discussed above, management does not believe that any material changes in our critical accounting policies have occurred since December 31, 2018.

Adoption of New Accounting Standards and Effects of New Accounting Pronouncements

Note 1 to the Consolidated Financial Statements discusses new accounting pronouncements that, when adopted, could affect our future consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME REVIEW

Net Interest Income

Net interest income is our largest source of operating revenue. Net interest income is the difference between the interest that we earn on our interest-earning assets and the interest expense we incur on our interest-bearing liabilities. For analytical and discussion purposes, net interest income is adjusted to a FTE basis to facilitate performance comparisons between taxable and tax-exempt assets by increasing tax-exempt income by an amount equal to the federal income taxes that would have been paid if this income were taxable at the statutorily applicable rate. This is a Non-GAAP disclosure and management believes it is not materially different than the corresponding GAAP disclosure.

The table below summarizes net interest income (on an FTE basis) for 2018 and 2017.

(Dollars in thousands)	2018	2017
Interest income	$53,090	$47,586
Interest expense	8,112	7,371
Net interest income	$44,978	$40,215

Net interest margin %	3.74%	3.37%

Net interest income on an FTE basis increased $4.8 million (11.8%) for the year ended December 31, 2018 when compared to 2017. Interest and fees on loans increased by $5.4 million (on an FTE basis) in 2018 when compared to 2017, offset slightly by an increase of $.7 million in interest expense for the same time period. The net interest margin for the year ended December 31, 2018 increased to 3.74%, compared to 3.37% for the year ended December 31, 2017.

Interest and fees on loans increased due to the rate increases by the Federal Reserve in 2018, loan growth and new loans booked at higher rates as well as the collection of interest and fees on a non-accrual loan at payoff. Interest income on our investment securities increased by $.4 million (on an FTE basis) in 2018 when compared to 2017. This increase was primarily due to rate increases on the collateralized debt obligation (“CDO”) portfolio as these are variable rate investments. When comparing the year ended December 31, 2018 to the year ended December 31, 2017, there was an increase of $9.9 million in average interest-earning assets, driven primarily by an increase of $56.5 million in average loan balances, offset by a decrease of $42.7 million in federal funds sold.

[27]

Interest expense increased $.7 million for the year ended December 31, 2018 when compared to the year ended December 31, 2017. This increase was primarily due to increases in rates paid on interest-bearing deposits as pricing pressures continued in all markets. We continued to offer empowered pricing on full relationship customers as well as the introduction of a new, higher rate money market product in late 2018. The increase was partially offset by a $17.1 million reduction in average long-term borrowings, which resulted from the repayment of two FHLB advances totaling $5.0 million at maturity in January 2018, the shift of a $15.0 million FHLB advance that matured in April 2018 to short-term borrowings, and the repayment of $10.8 million of TPS Debentures held by Trust III in March 2017. The effect on the average rate paid on total interest-bearing liabilities was an eight-basis point increase, from .78% for 2017 to ..86% for 2018.

As shown below, the composition of total interest income between 2018 and 2017 remained relatively stable between interest and fees on loans and investment securities with a slight increase in interest and fees on loans and a slight decrease in other due to the reduced cash balances invested at Fed.

	% of Total Interest Income
	2018	2017
Interest and fees on loans	86%	84%
Interest on investment securities	13%	14%
Other	1%	2%

[28]

Table 1 sets forth the average balances, net interest income and expense, and average yields and rates for our interest-earning assets and interest-bearing liabilities for 2018, 2017 and 2016. Table 2 sets forth an analysis of volume and rate changes in interest income and interest expense of our average interest-earning assets and average interest-bearing liabilities for 2018, 2017 and 2016. Table 2 distinguishes between the changes related to average outstanding balances (changes in volume created by holding the interest rate constant) and the changes related to average interest rates (changes in interest income or expense attributed to average rates created by holding the outstanding balance constant).

Distribution of Assets, Liabilities and Shareholders’ Equity

Interest Rates and Interest Differential – Tax Equivalent Basis

Table 1

	For the Years Ended December 31
	2018			2017			2016
(Dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Assets
Loans	$946,376	$45,119	4.77%	$889,880	$39,670	4.46%	$899,516	$38,981	4.33%
Investment Securities:
Taxable	215,944	5,820	2.70	220,107	5,554	2.52	228,174	5,611	2.46
Non taxable	17,838	1,699	9.52	17,602	1,527	8.68	20,840	1,391	6.67
Total	233,782	7,519	3.22	237,709	7,081	3.01	249,014	7,002	2.81
Federal funds sold	16,594	155	0.93	59,275	574	0.97	40,011	161	0.40
Interest-bearing deposits with other banks	2,024	17	0.84	1,879	9	0.48	2,032	4	0.20
Other interest earning assets	5,037	280	5.56	5,206	252	4.84	5,855	270	4.61
Total earning assets	1,203,813	53,090	4.41%	1,193,949	47,586	3.99%	1,196,428	46,418	3.88%
Allowance for loan losses	(10,428)			(10,854)			(12,183)
Non-earning assets	118,517			138,918			140,819
Total Assets	$1,311,902			$1,322,013			$1,325,064

Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$170,642	$180	0.11%	$171,697	$113	0.07%	$176,049	$137	0.08%
Interest-bearing money markets	211,969	937	0.44	221,325	467	0.21	234,075	349	0.15
Savings deposits	160,968	199	0.12	156,538	176	0.11	147,428	168	0.11
Time deposits:
Less than $100k	104,289	1,054	1.01	114,503	1,123	0.98	124,129	1,245	1
$100k or more	123,170	1,876	1.52	120,190	1,412	1.17	120,253	1,251	1.04
Short-term borrowings	61,774	525	0.85	37,376	73	0.20	31,007	60	0.19
Long-term borrowings	106,217	3,341	3.15	123,356	4,007	3.25	146,315	5,013	3.43
Total interest-bearing liabilities	939,029	8,112	0.86%	944,985	7,371	0.78%	979,256	8,223	0.84%
Non-interest-bearing deposits	239,838			237,578			209,948
Other liabilities	19,376			22,867			21,703
Shareholders’ Equity	113,659			116,583			114,157
Total Liabilities and Shareholders’ Equity	$1,311,902			$1,322,013			$1,325,064
Net interest income and spread		$44,978	3.55%		$40,215	3.21%		$38,195	3.04%
Net interest margin			3.74%			3.37%			3.19%

Notes:

(1)	The above table reflects the average rates earned or paid stated on a FTE basis assuming a tax rate of 21% for 2018, and 35% for 2017 and 2016. Non-GAAP interest income on a fully taxable equivalent basis for the years ended December 31, 2018, 2017 and 2016 were $796, $637 and $555, respectively.
(2)	The average balances of non-accrual loans for the years ended December 31, 2018, 2017 and 2016, which were reported in the average loan balances for these years, were $5,023, $10,872 and $14,953, respectively.
(3)	Net interest margin is calculated as net interest income divided by average earning assets.
(4)	The average yields on investments are based on amortized cost.

[29]

Interest Variance Analysis (1)

Table 2

	2018 Compared to 2017			2017 Compared to 2016
(In thousands and tax equivalent basis)	Volume	Rate	Net	Volume	Rate	Net
Interest Income:
Loans	$2,520	$2,929	$5,449	$(418)	$1,107	$689
Taxable Investments	(105)	371	266	(198)	141	(57)
Non-taxable Investments	20	152	172	(216)	352	136
Federal funds sold	(414)	(5)	(419)	78	335	413
Interest-bearing deposits	1	7	8	0	5	5
Other interest earning assets	(8)	36	28	(30)	12	(18)
Total interest income	2,014	3,490	5,504	(784)	1,952	1,168

Interest Expense:
Interest-bearing demand deposits	(1)	68	67	(3)	(21)	(24)
Interest-bearing money markets	(20)	490	470	(19)	137	118
Savings deposits	5	18	23	10	(2)	8
Time deposits less than $100k	(100)	31	(69)	(97)	(25)	(122)
Time deposits $100k or more	35	429	464	(1)	162	161
Short-term borrowings	49	403	452	12	1	13
Long-term borrowings	(557)	(109)	(666)	(787)	(219)	(1,006)
Total interest expense	(589)	1,330	741	(885)	33	(852)

Net interest income	$2,603	$2,160	$4,763	$101	$1,919	$2,020

Note:

(1)	The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

The provision for loan losses was $2.1 million for the year ended December 31, 2018, compared to $2.5 million for the year ended December 31, 2017. The decrease was driven primarily by a reduction in net credit losses as we continued to see good asset quality and improving economies (discussed below in the section entitled “FINANCIAL CONDITION - Allowance and Provision for Loan Losses”). Management believes that the ALL reflects a level commensurate with the risk inherent in our loan portfolio.

Other Operating Income

The following table shows the major components of other operating income for the past two years, exclusive of net gains, and the percentage changes during these years:

(Dollars in thousands)	2018	2017	% Change
Service charges on deposit accounts	$2,275	$2,308	-1.43%
Other service charge income	877	837	4.78%
Debit card income	2,534	2,389	6.07%
Trust department income	6,692	6,246	7.14%
Bank owned life insurance (BOLI) income	1,162	1,187	-2.11%
Brokerage commissions	1,078	872	23.62%
Other income	423	472	-10.38%
Total other operating income	$15,041	$14,311	5.10%

Other operating income, exclusive of net gains, increased by $.7 million for the year ended December 31, 2018 when compared to 2017. As compared to 2017, the Company experienced increases in trust department earnings of $.4 million, brokerage commissions of $.2 million and debit card income of $.1 million. These increases were offset by slight declines in service charges on deposit accounts and BOLI income. Trust assets under management were $810.0 million at December 31, 2018 and $824.0 million at December 31, 2017.

[30]

Net gains of $127 thousand were reported through other income for the year ended December 31, 2018, compared to net gains of $29 thousand for 2017. The increase in gains realized in 2018 was due to a gain on a called trust preferred investment in the second quarter of 2018. This investment was called at par and had previously been written down from impairment charges.

Other Operating Expense

The following table compares the major components of other operating expense for 2018 and 2017:

(Dollars in thousands)	2018	2017	% Change
Salaries and employee benefits	$24,170	$22,239	8.68%
Other expenses	4,625	4,466	3.56%
FDIC premiums	639	634	0.79%
Equipment	3,160	2,610	21.07%
Occupancy	2,551	2,496	2.20%
Data processing	3,858	3,511	9.88%
Marketing	530	536	-1.12%
Professional services	1,255	985	27.41%
Other real estate owned expense	1,456	190	666.32%
Contract labor	723	683	5.86%
Line rentals	841	820	0.03%
Total other operating expense	$43,808	$39,170	11.84%

Operating expenses increased $4.6 million when comparing the year ended December 31, 2018 to the year ended December 31, 2017. Salaries and benefits increased $1.9 million, attributable primarily to new hires in late 2017, merit increases and an increase in life and health insurance related to increased claims. We also saw an increase of $.9 million in data processing, equipment and occupancy expense due to increased depreciation expense related to the branch renovation projects and new digital services implemented during 2018 as compared to the same period of 2017. OREO expenses increased $1.3 million due primarily to valuation allowance write-downs on properties in 2018.

Applicable Income Taxes

We recognized a tax expense of $2.8 million in 2018, compared to a tax expense of $6.9 million in 2017. As noted above, $3.2 million of the tax expense recorded in 2017 resulted from the revaluation of our deferred tax assets and liabilities required by the Tax Act. See the discussion under “Income Taxes” in Note 17 to the Consolidated Financial Statements presented elsewhere in this annual report for a detailed analysis of our deferred tax assets and liabilities. A valuation allowance has been provided for the $2.4 million in deferred tax assets associated with state tax loss carry forwards, which will expire commencing in 2030.

At December 31, 2018, the Corporation had West Virginia net operating losses (“NOLs”) of approximately $1.7 million for which deferred tax assets of $.1 million, have been recorded.  West Virginia NOLs were created in 2010, 2012, 2014 and 2016 and will begin to expire in 2022. Management has determined that a deferred tax valuation allowance for these NOLs is not required for 2018 because management believes it is more likely than not (defined a level of likelihood that is more than 50%) that these deferred tax assets will be realized prior to the expiration of their carry-forward periods. The Corporation fully utilized the federal NOLs in 2018.

At December 31, 2018, the Corporation had Maryland NOLs of $40.1 million for which a deferred tax asset of $2.4 million has been recorded. There has been and continues to be a full valuation allowance on these NOLs based on the fact that management’s belief that it is more likely than not that these NOLs will not be realized prior to the expiration of their carry-forward periods because the Corporation files a separate Maryland income tax return, the Corporation has recurring state tax losses, and management believes the Corporation will not generate sufficient taxable income in the future to fully utilize the NOLs. The valuation allowance was $2.4 million at December 31, 2018 and 2017.

We have concluded that no valuation allowance is deemed necessary for our remaining federal and state deferred tax assets at December 31, 2018, as it is more likely than not that they will be realized based on the expected reversal of deferred tax liabilities, the generation of future income sufficient to realize the deferred tax assets as they reverse, and the ability to implement tax planning strategies to prevent the expiration of any carry-forward periods.

[31]

CONSOLIDATED BALANCE SHEET REVIEW

Overview

Total assets at December 31, 2018 increased slightly to $1.4 billion from the $1.3 billion recorded at December 31, 2017. Comparing 2018 to 2017, cash and interest-bearing deposits in other banks decreased by $60.2 million, the investment portfolio decreased by $8.5 million, and gross loans increased by $115.2 million. Net deferred tax assets decreased by $1.4 million. OREO balances decreased by $3.5 million due to sales of properties as well as valuation allowance write-downs as new appraisals were obtained on properties in 2018. The balance of our BOLI investments increased by $1.2 million due to earnings in 2018. Total liabilities increased by $39.4 million for the year ended December 31, 2018 when compared to 2017 due primarily to an increase of $28.1 million in deposits due in large part to the purchase of two short-term brokered certificates of deposit of $25.0 million. Short-term borrowings increased by $28.9 million due to an increase in overnight borrowings. This increase was related to a $15.0 million FHLB advance that was shifted from long-term borrowings at its maturity in April 2018 and the utilization of our funding sources from our correspondent banks. Long-term borrowings decreased by $20.0 million as a result of the repayment of two FHLB advances totaling $5.0 million at maturity in January 2018 and the shift of a $15.0 FHLB advance to short-term borrowings as discussed above. Comparing December 31, 2018 to December 31, 2017, shareholders’ equity increased by $8.9 million as a result of the Corporation’s income recorded in 2018 less dividends paid to the common shareholders.

As indicated below, the total interest-earning asset mix changed at December 31, 2018 as compared to December 31, 2017 as cash was utilized for the strong loan growth in 2018. The mix for each year is illustrated below:

	Year End Percentage of Total Assets
	2018	2017
Cash and cash equivalents	2%	6%
Net loans	72%	66%
Investments	17%	18%

The year-end total liability mix has remained consistent during the two-year period as illustrated below.

	Year End Percentage of Total Liabilities
	2018	2017
Total deposits	84%	84%
Total borrowings	14%	14%

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

[32]

Table 3 sets forth the composition of our loan portfolio. Historically, our policy has been to make the majority of our loan commitments in our market areas. We had no foreign loans in our portfolio as of December 31 for any of the years presented.

Summary of Loan Portfolio

Table 3

The following table presents the composition of our loan portfolio as of December 31 for the past five years:

(In millions)	2018	2017	2016	2015	2014
Commercial real estate	$306.9	$283.2	$298.0	$280.5	$256.1
Acquisition and development	118.4	110.5	104.3	111.0	99.3
Commercial and industrial	111.4	76.7	72.3	73.9	93.3
Residential mortgage	436.9	398.6	393.4	388.7	367.6
Consumer	34.1	23.5	23.9	24.9	23.7
Total Loans	$1,007.7	$892.5	$891.9	$879.0	$840.0

Comparing December 31, 2018 to December 31, 2017, loans outstanding increased by $115.2 million. CRE loans increased by $23.7 million due primarily to several new large relationships in 2018. A&D loans increased $7.9 million. C&I loans increased by $34.7 million due to several new relationships as well as new balances for several large existing relationships. Residential mortgage loans increased by $38.3 million due to the purchase of a $15.0 million mortgage pool in the first quarter of 2018 as well as production in the professional’s program. Growth continued in both fixed and adjustable products. The consumer loan portfolio increased by $10.6 million due primarily to the purchase of a $10.0 million student loan pool in the first quarter of 2018. At December 31, 2018 and 2017, 27% and 28%, respectively, of the commercial loan portfolio was collateralized by real estate. Adjustable interest rate loans made up 52% of total loans at December 31, 2018 and 58% at December 31, 2017, with the balance being fixed–interest rate loans as customer preference shifted to fixed rate products in the rising rate environment.

Comparing December 31, 2017 to December 31, 2016, loans outstanding increased by $.6 million. CRE loans decreased by $14.8 million due primarily to charge-offs of $4.5 million on one large non-accrual loan, payoffs of $22.0 million on two large CRE loans offset by new production in the fourth quarter of 2017. A&D loans increased by $6.2 million and C&I loans increased by $4.4 million. Residential mortgage loans increased by $5.2 million due to continued activity in the 1-4 family residential professional program, offset by payoffs and amortization of home equity balances. The consumer loan portfolio decreased slightly by $.4 million due to regularly scheduled payments. Approximately 28% and 39%, respectively, of the commercial loan portfolio was collateralized by real estate at December 31, 2017 and December 31, 2016. Adjustable interest rate loans made up 58% of total loans at December 31, 2017 and 60% at December 31, 2016, with the balance being fixed–interest rate loans.

[33]

The following table sets forth the maturities, based upon contractual dates, for selected loan categories as of December 31, 2018:

Maturities of Loan Portfolio at December 31, 2018

Table 4

(In thousands)	Maturing Within One Year	Maturing After One Year But Within Five Years	Maturing After Five Years	Total
Commercial Real Estate	$28,195	$130,115	$148,611	$306,921
Acquisition and Development	46,264	31,723	40,373	118,360
Commercial and Industrial	28,435	62,693	20,338	111,466
Residential Mortgage	4,090	18,660	414,157	436,907
Consumer	3,854	18,046	12,160	34,060
Total Loans	$110,838	$261,237	$635,639	$1,007,714

Classified by Sensitivity to Change in Interest Rates
Fixed-Interest Rate Loans	70,869	239,140	172,447	482,456
Adjustable-Interest Rate Loans	39,969	22,097	463,192	525,258
Total Loans	$110,838	$261,237	$635,639	$1,007,714

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

[34]

Table 5 sets forth the amounts of non-accrual, past-due and restructured loans for the past five years:

Risk Elements of Loan Portfolio

Table 5

	At December 31,
(In thousands)	2018	2017	2016	2015	2014
Non-accrual loans:
Commercial real estate	$2,141	$4,453	$12,211	$11,282	$5,762
Acquisition and development	147	211	45	1,817	3,609
Commercial and industrial	0	378	0	185	171
Residential mortgage	2,624	2,046	1,690	2,214	2,009
Consumer	10	30	0	0	0
Total non-accrual loans	$4,922	$7,118	$13,946	$15,498	$11,551

Accruing Loans Past Due 90 days or more:
Acquisition and development	62	144	0	0	1
Commercial and industrial	0	6	11	0	4
Residential mortgage	363	430	382	998	485
Consumer	5	15	27	27	39
Total accruing loans past due 90 days or more	$430	$595	$420	$1,025	$529

Total non-accrual and past due 90 days or more	$5,352	$7,713	$14,366	$16,523	$12,080

Restructured Loans (TDRs):
Performing	$4,633	$5,121	$7,336	$8,168	$7,621
Non-accrual (included above)	231	834	1,987	5,851	6,063
Total TDRs	$4,864	$5,955	$9,323	$14,019	$13,684

Other Real Estate Owned	$6,598	$10,141	$10,910	$6,883	$12,932

Impaired loans without a valuation allowance	$9,231	$12,317	$23,131	$20,940	$19,937
Impaired loans with a valuation allowance	1,344	2,634	869	3,868	4,844
Total impaired loans	$10,575	$14,951	$24,000	$24,808	$24,781
Valuation allowance related to impaired loans	$144	$362	$260	$1,157	$1,236

Non-Accrual Loans as a % of Applicable Portfolio
	2018	2017	2016	2015	2014
Commercial real estate	0.7%	1.6%	4.1%	4.0%	2.3%
Acquisition and development	0.1%	0.2%	0.1%	1.6%	3.6%
Commercial and industrial	0.0%	0.5%	0.0%	0.3%	0.2%
Residential mortgage	0.6%	0.5%	0.4%	0.6%	0.5%
Consumer	0.0%	0.1%	0.0%	0.0%	0.0%

We would have recognized $.7 million in interest income for the year ended December 31, 2018 had our non-accrual loans been current and performing in accordance with their terms. During 2018, we recognized, on a cash basis, $.1 million of interest income on non-accrual loans that paid off.

[35]

Performing loans considered to be impaired (including performing troubled debt restructurings, or TDRs), as defined and identified by management, amounted to $5.7 million at December 31, 2018 and $7.8 million at December 31, 2017. Loans are identified as impaired when, based on current information and events, management determines that we will be unable to collect all amounts due according to contractual terms. These loans consist primarily of A&D loans and CRE loans. The fair values are generally determined based upon independent third-party appraisals of the collateral or discounted cash flows based upon the expected proceeds. Specific allocations have been made where management believes there is insufficient collateral to repay the loan balance if liquidated and there is no secondary source of repayment available.

The level of performing impaired loans (other than performing TDRs) decreased by $2.5 million during the year ended December 31, 2018.

A troubled debt restructuring is the restructuring of a loan in which one or more concessions are granted to a borrower who is experiencing financial difficulties. A loan will be classified as a TDR if the Bank restructures the loan’s terms (i.e., interest rate, payment amount, amortization period and/or maturity date) after determining that the borrower is experiencing financial difficulties. A modified loan is considered to be a TDR when the Bank has determined that the borrower is experiencing financial difficulties. The Bank evaluates the probability that the borrower will be in payment default on any of its debt in the foreseeable future without modification. To make this determination, the Bank performs a global financial review of the borrower and loan guarantors to assess their current ability to meet their financial obligations. The following table presents the details of TDRs by loan class at December 31, 2018 and December 31, 2017:

	December 31, 2018		December 31, 2017
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Performing
Commercial real estate
Non owner-occupied	3	$356	3	$370
All other CRE	2	2,555	2	2,685
Acquisition and development
1-4 family residential construction	1	230	1	527
All other A&D	1	316	1	238
Commercial and industrial	0	0	0	0
Residential mortgage
Residential mortgage – term	7	1,176	8	1,301
Residential mortgage – home equity	0	0	0	0
Consumer	0	0	0	0
Total performing	14	$4,633	15	$5,121

Non-accrual
Commercial real estate
Non owner-occupied	0	$0	0	$0
All other CRE	0	0	2	583
Acquisition and development
1-4 family residential construction	0	0	0	0
All other A&D	0	0	0	0
Commercial and industrial	0	0	0	0
Residential mortgage
Residential mortgage – term	2	231	2	251
Residential mortgage – home equity	0	0	0	0
Consumer	0	0	0	0
Total non-accrual	2	231	4	834
Total TDRs	16	$4,864	19	$5,955

The level of TDRs decreased by $1.1 million during the year ended December 31, 2018. No new loans were added to TDRs and six loans already in performing TDRs were re-modified. During the year ended December 31, 2018, two non-accrual loans totaling $.6 million paid off and one non-accrual loan of $57 thousand moved to OREO. Net principal payments totaling $.5 million were received during the same time period.

[36]

At December 31, 2018, there were no additional funds committed to be advanced in connection with TDRs. Interest income not recognized due to rate modifications of TDRs was $21 thousand and interest income recognized on all TDRs was $.3 million in 2018.

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

The ALL increased to $11.0 million at December 31, 2018, compared to $10.0 million at December 31, 2017. The provision for loan losses for the year ended December 31, 2018 decreased to $2.1 million from $2.5 million for the year ended December 31, 2017. The decreased provision expense was primarily due to decreased net charge-offs of $1.0 million in 2018, compared to net charge-offs of $2.5 million in 2017. The ratio of the ALL to loans outstanding at December 31, 2018 was 1.10%, compared to 1.12% at December 31, 2017.

The ratio of net charge-offs to average loans for the year ended December 31, 2018 was .11%, compared to .28% for the year ended December 31, 2017. The CRE portfolio improved slightly to an annualized net charge-off rate of .33% as of December 31, 2018, compared to 1.43% as of December 31, 2017. This improvement was due to large charge-offs on one non-accrual loan in 2017. The A&D loan portfolio had an annualized net recovery rate of .15% as of December 31, 2018, compared to .11% as of December 31, 2017. The annualized net recovery ratio for C&I loans was .06% as of December 31, 2018, compared to 2.21% as of December 31, 2017. The decrease in recovery rate in 2018 was due to the receipt of $1.3 million in 2017 on a previously charged-off loan on an ethanol plant. Residential mortgage loans had a net charge-off ratio of 0.01% at December 31, 2018, compared to a net recovery ratio of 0.01% as of December 31, 2017, and the consumer loan charge-off ratios were .95% and .53% for December 31, 2018 and December 31, 2017, respectively.

Accruing loans past due 30 days or more increased to 1.10% of the loan portfolio at December 31, 2018, compared to .63% at December 31, 2017. Non-accrual loans totaled $4.9 million at December 31, 2018, compared to $7.1 million at December 31, 2017. The decrease in non-accrual loans was primarily due to the charge-offs related to one large CRE loan relationship in 2018. Non-accrual loans which have been subject to partial charge-offs totaled $.3 million at December 31, 2018, compared to $2.1 million at December 31, 2017.

Management believes that the ALL at December 31, 2018 is adequate to provide for probable losses inherent in our loan portfolio. Amounts that will be recorded for the provision for loan losses in future periods will depend upon trends in the loan balances, including the composition of the loan portfolio, changes in loan quality and loss experience trends, potential recoveries on previously charged-off loans and changes in other qualitative factors. Management also applies interest rate risk, collateral value and debt service sensitivity analyses to the CRE loan portfolio and obtains new appraisals on specific loans under defined parameters to assist in the determination of the periodic provision for loan losses.

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

Analysis of Activity in the Allowance for Loan Losses

Table 6

	For the Years Ended December 31,
(In thousands)	2018	2017	2016	2015	2014
Balance, January 1	$9,972	$9,918	$11,922	$12,065	$13,594
Charge-offs:
Commercial real estate	(1,298)	(4,605)	(5,301)	(420)	(485)
Acquisition and development	(170)	(133)	(248)	(1,261)	(2,673)
Commercial and industrial	(32)	(37)	(558)	(26)	(266)
Residential mortgage	(368)	(361)	(737)	(300)	(847)
Consumer	(422)	(336)	(333)	(307)	(512)
Total charge-offs	(2,290)	(5,472)	(7,177)	(2,314)	(4,783)
Recoveries:
Commercial real estate	319	452	90	283	11
Acquisition and development	344	255	1,303	382	133
Commercial and industrial	89	1,683	52	26	26
Residential mortgage	353	392	461	217	229
Consumer	149	210	145	209	342
Total recoveries	1,254	2,992	2,051	1,117	741
Net credit losses	(1,036)	(2,480)	(5,126)	(1,197)	(4,042)
Provision for loan losses	2,111	2,534	3,122	1,054	2,513
Balance at end of period	$11,047	$9,972	$9,918	$11,922	$12,065

Allowance for loan losses to loans outstanding (as %)	1.10%	1.12%	1.11%	1.36%	1.44%
Net charge-offs to average loans outstanding during the period (as %)	0.11%	0.28%	0.57%	0.14%	0.49%

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

Allocation of the Allowance for Loan Losses

Table 7

	For the Years Ended December 31,
(In thousands)	2018	% of Total Loans	2017	% of Total Loans	2016	% of Total Loans	2015	% of Total Loans	2014	% of Total Loans
Commercial real estate	$2,780	31%	$3,699	32%	$3,913	33%	$2,580	32%	$2,424	30%
Acquisition and development	1,721	12%	1,257	12%	871	12%	4,129	13%	3,912	12%
Commercial and industrial	1,187	11%	869	8%	858	8%	722	8%	1,680	11%
Residential mortgage	4,544	43%	3,444	45%	3,588	44%	3,785	44%	3,862	44%
Consumer	315	3%	203	3%	188	3%	206	3%	187	3%
Unallocated	500	0%	500	0%	500	0%	500	0%	0	0%
Total	$11,047	100%	$9,972	100%	$9,918	100%	$11,922	100%	$12,065	100%

[38]

Investment Securities

The following table sets forth the composition of our securities portfolio by major category as of the indicated dates:

Table 8

	At December 31,
	2018			2017			2016
(In thousands)	Amortized Cost	Fair Value (FV)	FV As % of Total	Amortized Cost	Fair Value (FV)	FV As % of Total	Amortized Cost	Fair Value (FV)	FV AS % of Total
Securities Available-for-Sale:
U.S. government agencies	$30,000	$29,026	21%	$30,000	$29,256	20%	$25,000	$24,253	17%
Commercial mortgage-backed agencies	39,013	37,752	27%	41,771	40,891	28%	52,978	52,222	37%
Collateralized mortgage obligations	36,669	35,704	26%	41,298	40,384	28%	19,953	19,567	14%
Obligations of states and political subdivisions	20,083	19,882	15%	20,772	21,019	14%	23,700	23,704	17%
Collateralized debt obligations	18,358	15,277	11%	19,711	14,920	10%	27,930	20,254	15%
Total available for sale	$144,123	$137,641	100%	$153,552	$146,470	100%	$149,561	$140,000	100%
Securities Held to Maturity:
U.S. government agencies	$16,017	$16,137	17%	$15,876	$16,323	17%	$15,738	$16,250	17%
Residential mortgage-backed agencies	46,491	45,210	48%	47,771	47,442	50%	50,384	50,265	51%
Commercial mortgage-backed agencies	15,821	15,828	17%	17,288	17,518	18%	17,584	17,832	18%
Collateralized mortgage obligations	3,761	3,605	4%	4,187	4,118	4%	4,833	4,684	5%
Obligations of states and political subdivisions	11,920	12,980	14%	8,510	9,945	11%	8,630	8,950	9%
Total held to maturity	$94,010	$93,760	100%	$93,632	$95,346	100%	$97,169	$97,981	100%

Total fair value of investment securities available-for-sale at December 31, 2018 decreased by $8.8 million when compared to December 31, 2017. At December 31, 2018, the securities classified as available-for-sale included a net unrealized loss of $6.5 million, compared to $7.1 million at December 31, 2017, which represents the difference between the fair value and amortized cost of securities in the portfolio. On June 1, 2014, management reclassified an amortized cost basis of $107.6 million of available-for-sale securities to held to maturity. The unrealized loss of approximately $4.0 million, at the date of transfer, will continue to be reported in a separate component of shareholders’ equity as accumulated other comprehensive income and will be amortized over the remaining life of the securities as an adjustment of yield in a manner consistent with the amortization of any premium or discount.

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

Approximately $122.4 million of the available-for-sale portfolio was valued using Level 2 pricing and had net unrealized losses of $3.4 million at December 31, 2018. The remaining $15.3 million of the securities available-for-sale represents the entire CDO portfolio, which was valued using significant unobservable inputs, or Level 3 pricing. The $3.1 million in net unrealized losses associated with the CDO portfolio relates to nine pooled trust preferred securities. Unrealized losses of $2.0 million represent non-credit related OTTI charges on seven of the securities, while $1.1 million of unrealized losses relates to two securities which have no credit related OTTI. The unrealized losses on these securities are primarily attributable to continued depression in the marketability and liquidity associated with CDOs.

[39]

The following table provides a summary of the trust preferred securities in the CDO portfolio and the credit status of the securities as of December 31, 2018.

Level 3 Investment Securities Available for Sale

(Dollars in Thousands)

Investment Description		First United Level 3 Investments				Security Credit Status
Deal	Class	Amortized Cost	Fair Market Value	Unrealized Gain/(Loss)	Lowest Credit Rating	Original Collateral	Deferrals/ Defaults as % of Original Collateral	Performing Collateral	Collateral Support	Collateral Support as % of Performing Collateral	Number of Performing Issuers/Total Issuers

Preferred Term Security XVIII*	C	1,926	1,372	(554)	C	676,565	15.61%	295,941	7,685	2.60%	43 / 59
Preferred Term Security XVIII	C	2,766	2,059	(707)	C	676,565	15.61%	295,941	7,685	2.60%	43 / 59
Preferred Term Security XIX*	C	1,802	1,663	(139)	C	700,535	6.18%	503,778	25,888	5.14%	53 / 59
Preferred Term Security XIX*	C	1,072	998	(74)	C	700,535	6.18%	503,778	25,888	5.14%	53 / 59
Preferred Term Security XIX*	C	2,476	2,328	(148)	C	700,535	6.18%	503,778	25,888	5.14%	53 / 59
Preferred Term Security XIX*	C	1,075	998	(77)	C	700,535	6.18%	503,778	25,888	5.14%	53 / 59
Preferred Term Security XXII*	C-1	1,541	1,307	(234)	C	1,386,600	12.64%	750,324	56,772	7.57%	61 / 76
Preferred Term Security XXII*	C-1	3,853	3,267	(586)	C	1,386,600	12.64%	750,324	56,772	7.57%	61 / 76
Preferred Term Security XXIII	C-1	1,847	1,285	(562)	C	1,467,000	15.47%	753,083	40,166	5.33%	78 / 93

Total Level 3 Securities Available for Sale		18,358	15,277	(3,081)

*	Security has been deemed other-than-temporarily impaired and loss has been recognized in accordance with ASC Section 320-10-35.

The terms of the debentures underlying trust preferred securities allow the issuer of the debentures to defer interest payments for up to 20 quarters, and, in such case, the terms of the related trust preferred securities require their issuers to contemporaneously defer dividend payments. The issuers of the trust preferred securities in our investment portfolio have defaulted and/or deferred payments, ranging from 6.18% to 15.61% of the total collateral balances underlying the securities. The securities were designed to include structural features that provide investors with credit enhancement or support to provide default protection by subordinated tranches. These features include over-collateralization of the notes or subordination, excess interest or spread which will redirect funds in situations where collateral is insufficient, and a specified order of principal payments. There are securities in our portfolio that are under-collateralized, which does represent additional stress on our tranche. However, in these cases, the terms of the securities require excess interest to be redirected from subordinate tranches as credit support, which provides additional support to our investment.

Management systematically evaluates securities for impairment on a quarterly basis. Based upon application of ASC Topic 320 (Section 320-10-35), management must assess whether (i) the Corporation has the intent to sell the security and (ii) it is more likely than not that the Corporation will be required to sell the security prior to its anticipated recovery. If neither applies, then declines in the fair value of securities below their cost that are considered other-than-temporary declines are split into two components. The first is the loss attributable to declining credit quality. Credit losses are recognized in earnings as realized losses in the period in which the impairment determination is made. The second component consists of all other losses. The other losses are recognized in other comprehensive income. In estimating OTTI charges, management considers (a) the length of time and the extent to which the fair value has been less than cost, (b) adverse conditions specifically related to the security, an industry, or a geographic area, (c) the historic and implied volatility of the security, (d) changes in the rating of a security by a rating agency, (e) recoveries or additional declines in fair value subsequent to the balance sheet date, (f) failure of the issuer of the security to make scheduled interest payments, and (g) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future. Due to the duration and the significant market value decline in the pooled trust preferred securities held in our portfolio, we performed more extensive testing on these securities for purposes of evaluating whether or not an OTTI has occurred.

The market for these securities as of December 31, 2018 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive, as no new CDOs have been issued since 2007. There are currently very few market participants who are willing to effect transactions in these securities. The market values for these securities, or any securities other than those issued or guaranteed by the U.S. Department of the Treasury (the “Treasury”), are very depressed relative to historical levels. Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue. Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (i) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at December 31, 2018, (ii) an income valuation approach technique (i.e. present value) that maximizes the use of relevant unobservable inputs and minimizes the use of observable inputs will be equally or more representative of fair value than a market approach, and (c) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

[40]

Management relies on an independent third party to prepare both the evaluations of OTTI and the fair value determinations for the CDO portfolio. Management does not believe that there were any material differences in the OTTI evaluations and pricing between December 31, 2018 and December 31, 2017.

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

Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that no additional credit-related OTTI was required during 2018.

Table 9 sets forth the contractual or estimated maturities of the components of our securities portfolio as of December 31, 2018 and the weighted average yields on a tax-equivalent basis.

Investment Security Maturities, Yields, and Fair Values at December 31, 2018

Table 9

(In thousands)	Within 1 Year	1 Year To 5 Years	5 Years To 10 Years	Over 10 Years	Total Fair Value
Securities Available-for-Sale:
U.S. government agencies	$0	$14,705	$14,321	$0	$29,026
Commercial mortgage-backed agencies	0	37,752	0	0	37,752
Collateralized mortgage obligations	232	17,315	18,157	0	35,704
Obligations of states and political subdivisions	231	1,770	6,944	10,937	19,882
Collateralized debt obligations	0	0	0	15,277	15,277
Total available for sale	$463	$71,542	$39,422	$26,214	$137,641

Percentage of total	0.34%	51.98%	28.64%	19.04%	100.00%
Weighted average yield	3.68%	2.38%	2.61%	5.08%	2.96%

Held to Maturity:
U.S. government agencies	$0	$8,401	$7,736	$0	$16,137
Residential mortgage-backed agencies	213	9,701	11,870	23,426	45,210
Commercial mortgage-backed agencies	0	9,455	6,373	0	15,828
Collateralized mortgage obligations	0	0	3,605	0	3,605
Obligations of states and political subdivisions	0	0	0	12,980	12,980
Total held to maturity	$213	$27,557	$29,584	$36,406	$93,760

Percentage of total	0.23%	29.39%	31.55%	38.83%	100.00%
Weighted average yield	-3.63%	1.70%	3.12%	3.80%	2.95%

The weighted average yield was calculated using historical cost balances and does not give effect to changes in fair value. The negative weighted average yield was due to increased paydowns on mortgage-backed securities which impacted their factors and three-month conditional prepayment rate (“CPR”). At December 31, 2018, we did not hold any securities in the name of any one issuer exceeding 10% of shareholders’ equity.

[41]

Deposits

Table 10 sets forth the actual and average deposit balances by major category for 2018, 2017 and 2016:

Deposit Balances

Table 10

		2018			2017			2016
(In thousands)	Actual Balance	Average Balance	Average Yield	Actual Balance	Average Balance	Average Yield	Actual Balance	Average Balance	Average Yield
Non-interest-bearing demand deposits	$262,250	$239,838	0.00%	$252,049	$253,980	0.00%	$219,158	$209,948	0.00%
Interest-bearing deposits:
Demand	163,334	170,642	0.11%	171,741	169,289	0.07%	172,071	176,049	0.08%
Money Market:
Retail	234,038	211,969	0.44%	165,277	165,982	0.21%	161,812	163,021	0.15%
Brokered/ICS	0	0	0.00%	58,413	59,287	0.21%	70,425	71,054	0.15%
Savings deposits	156,236	160,968	0.12%	157,783	156,538	0.11%	149,653	147,428	0.11%
Time deposits less than $100K:
Retail	99,088	104,289	1.01%	107,238	114,078	0.98%	116,651	123,751	1.00%
Brokered/CDARS	0	0	0.00%	358	425	0.28%	520	378	0.10%
Time deposits $100K or more:
Retail	127,581	120,019	1.51%	124,488	117,460	1.17%	120,341	117,641	1.04%
Brokered/CDARS	25,000	3,151	1.88%	2,043	2,730	0.64%	3,598	2,612	0.15%
Total Deposits	$1,067,527	$1,010,876		$1,039,390	$1,039,769		$1,014,229	$1,011,882

Total deposits increased by $28.1 million at December 31, 2018 when compared to December 31, 2017. During 2018, non-interest bearing deposits increased $10.2 million due to new account openings as well as increased balances in existing accounts. Traditional savings accounts decreased $1.5 million as we saw balances shift to other products at higher rates. Total demand deposits decreased $8.4 million due to several large relationships re-allocating balances. Total money market accounts increased $10.3 million due primarily to new account openings in our new, higher rate money market product in the fourth quarter of 2018. Time deposits less than $100,000 declined $8.2 million and time deposits greater than $100,000 increased $25.7 million. In November 2018, two short-term brokered certificates of deposit of $15.0 million and $10.0 million were purchased through third-party brokers to fix interest expense in the rising rate environment.

On May 22, 2018, the Economic Growth Regulatory Relief and Consumer Protection Act was signed into law. As a result of this act, most reciprocal deposits are no longer considered brokered deposits. At December 31, 2018, the ICS/CDARs balances were all considered reciprocal deposits and were re-classified into retail deposits.

The following table sets forth the maturities of time deposits of $100,000 or more:

Maturity of Time Deposits of $100,000 or More

Table 11

(In thousands)	December 31, 2018
Maturities
3 Months or Less	$8,345
3-6 Months	21,091
6-12 Months	37,756
Over 1 Year	85,389
Total	$152,581

[42]

Borrowed Funds

The following shows the composition of our borrowings at December 31:

(In thousands)	2018	2017	2016
Overnight borrowings, weighted average interest rate of 2.70% at December 31, 2018	$40,000	$0	$0
Securities sold under agreements to repurchase	37,707	48,845	36,000
Total short-term borrowings	$77,707	$48,845	$36,000

Long-term FHLB advances	$70,000	$90,000	$90,007
Junior subordinated debentures	30,929	30,929	41,730
Total long-term borrowings	$100,929	$120,929	$131,737

Total borrowings	$178,636	$169,774	$167,737

Average balance (from Table 1)	$167,991	$160,732	$177,322

The following is a summary of short-term borrowings at December 31 with original maturities of less than one year:

(Dollars in thousands)	2018	2017	2016
Overnight borrowings, weighted average interest rate of 2.70% at December 31, 2018	$40,000	$0	$0
Securities sold under agreements to repurchase:
Outstanding at end of year	$37,707	$48,845	$36,000
Weighted average interest rate at year end	0.24%	0.15%	0.16%
Maximum amount outstanding as of any month end	$55,648	$58,438	$39,456
Average amount outstanding	44,045	37,326	30,899
Approximate weighted average rate during the year	0.20%	0.19%	0.19%

Total borrowings increased by $8.9 million, or 5.2%, in 2018 when compared to 2017. The increase in short-term borrowings was due to a $40.0 million increase in overnight borrowings due to the shift of a $15.0 million FHLB advance from long-term borrowings and $15.0 million from utilization of funding from our correspondent banks, offset by a decrease in the balances of municipal accounts established through our Treasury Management product. Long-term borrowings decreased by $20.0 million due to the repayment of two FHLB advances totaling $5.0 million at maturity in January 2018 and the shift of one FHLB advance totaling $15.0 million to short-term overnight borrowings at maturity in April 2018.

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

At December 31, 2018, we had additional borrowing capacity with the FHLB totaling $104.3 million, an additional $85.0 million of unused lines of credit with various financial institutions, $4.4 million of an unused secured line of credit with the Federal Reserve Bank and approximately $104.3 million available through wholesale money market funds. See Note 12 to the Consolidated Financial Statements presented elsewhere in this annual report for further details about our borrowings and additional borrowing capacity, which is incorporated herein by reference.

[43]

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

Loan commitments and letters of credit totaled $123.6 million and $3.4 million, respectively, at December 31, 2018. Management does not believe that any of the foregoing arrangements have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. We are not a party to any other off-balance sheet arrangements. See Note 22 to the Consolidated Financial Statements presented elsewhere in this annual report for additional information on these arrangements.

Capital Resources

We require capital to fund loans, satisfy our obligations under the Bank’s letters of credit, meet the deposit withdraw demands of the Bank’s customers, and satisfy our other monetary obligations. To the extent that deposits are not adequate to fund our capital requirements, we can rely on the funding sources identified below under the heading “Liquidity Management”. At December 31, 2018, the Bank had $85.0 million available through unsecured lines of credit with correspondent banks, $4.4 million available through a secured line of credit with the Fed Discount Window and approximately $104.3 million available through the FHLB. Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our ability to meet our future capital requirements.

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

[44]

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

At December 31, 2018, the Corporation’s total risk-based capital ratio was 15.91% and the Bank’s total risk-based capital ratio was 15.43%, both of which were well above the regulatory minimum of 8%. The total risk-based capital ratios of the Corporation and the Bank at December 31, 2017 were 15.98% and 15.58%, respectively. The decreases for the Corporation and the Bank in 2018 was primarily due to the increase in the loan portfolio and risk-weighted assets.

At December 31, 2018, the most recent notification from the regulators categorizes the Corporation and the Bank as “well capitalized” under the regulatory framework for prompt corrective action. See Note 4 to the Consolidated Financial Statements presented elsewhere in this annual report for additional information regarding regulatory capital ratios.

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

It is our policy to manage our affairs so that liquidity needs are fully satisfied through normal Bank operations. That is, the Bank will manage its liquidity to minimize the need to make unplanned sales of assets or to borrow funds under emergency conditions. The Bank will use funding sources where the interest cost is relatively insensitive to market changes in the short run (periods of one year or less) to satisfy operating cash needs. The remaining normal funding will come from interest-sensitive liabilities, either deposits or borrowed funds. When the marginal cost of needed wholesale funding is lower than the cost of raising this funding in the retail markets, the Corporation may supplement retail funding with external funding sources such as:

•	Unsecured Fed Funds lines of credit with upstream correspondent banks (M&T Bank, Atlantic Community Bankers Bank, Community Bankers Bank, PNC Financial Services (“PNC”), SunTrust, Pacific Coast Banker’s Bank (PCBB) and Zions Bancorp).
•	Secured advances with the FHLB of Atlanta, which are collateralized by eligible one to four family residential mortgage loans, home equity lines of credit, commercial real estate loans. Cash and various securities may also be pledged as collateral.

[45]

•	Secured line of credit with the Fed Discount Window for use in borrowing funds up to 90 days, using municipal securities as collateral.
•	Brokered deposits, including CDs and money market funds, provide a method to generate deposits quickly. These deposits are strictly rate driven but often provide the most cost effective means of funding growth.
•	One Way Buy CDARS/ICS funding – a form of brokered deposits that has become a viable supplement to brokered deposits obtained directly.

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

At December 31, 2018, we were asset sensitive.

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

[46]

Measures of NII at risk produced by simulation analysis are indicators of an institution’s short-term performance in alternative rate environments. These measures are typically based upon a relatively brief period, usually one year. They do not necessarily indicate the long-term prospects or economic value of the institution.

Based on the simulation analysis performed at December 31, 2018 and 2017, management estimated the following changes in net interest income, assuming the indicated rate changes:

(Dollars in thousands)	2018	2017
+400 basis points	$(1,939)	$(371)
+300 basis points	$(1,284)	$(30)
+200 basis points	$(652)	$261
+100 basis points	$(163)	$387
-100 basis points	$(4,007)	$(3,003)

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

First United Corporation and Subsidiaries

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statement of financial condition of First United Corporation and Subsidiaries (the “Corporation”) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Corporation’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

Basis for Opinions

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

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

[49]

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Baker Tilly Virchow Krause, LLP

We have served as the Corporation’s auditor since 2006.

Pittsburgh, Pennsylvania

March 12, 2019

[50]

First United Corporation and Subsidiaries

Consolidated Statement of Financial Condition

(In thousands, except per share amounts)

	December 31,
	2018	2017
Assets
Cash and due from banks	$22,187	$82,273
Interest bearing deposits in banks	1,354	1,479
Cash and cash equivalents	23,541	83,752
Investment securities – available-for-sale (at fair value)	137,641	146,470
Investment securities – held to maturity (fair value of $93,760 at
December 31, 2018 and $95,346 at December 31, 2017)	94,010	93,632
Restricted investment in bank stock, at cost	5,394	5,204
Loans	1,007,714	892,518
Allowance for loan losses	(11,047)	(9,972)
Net loans	996,667	882,546
Premises and equipment, net	37,855	30,881
Goodwill	11,004	11,004
Bank owned life insurance	43,317	42,155
Deferred tax assets	7,844	9,252
Other real estate owned	6,598	10,141
Accrued interest receivable and other assets	20,645	21,433
Total Assets	$1,384,516	$1,336,470

Liabilities and Shareholders’ Equity
Liabilities:
Non-interest bearing deposits	$262,250	$252,049
Interest bearing deposits	805,277	787,341
Total deposits	1,067,527	1,039,390

Short-term borrowings	77,707	48,845
Long-term borrowings	100,929	120,929
Accrued interest payable and other liabilities	20,649	18,916
Dividends Payable	638	0
Total Liabilities	1,267,450	1,228,080

Shareholders’ Equity:
Common Stock – par value $.01 per share; Authorized 25,000,000 shares; issued and outstanding 7,086,632 shares at December 31, 2018 and 7,067,425 shares at December 31, 2017	71	71
Surplus	31,921	31,553
Retained earnings	109,477	101,359
Accumulated other comprehensive loss	(24,403)	(24,593)
Total Shareholders’ Equity	117,066	108,390
Total Liabilities and Shareholders’ Equity	$1,384,516	$1,336,470

See notes to consolidated financial statements

[51]

First United Corporation and Subsidiaries

Consolidated Statement of Income

(In thousands, except per share data)

	Year ended December 31,
	2018	2017
Interest income
Interest and fees on loans	$45,073	$39,635
Interest on investment securities
Taxable	5,820	5,554
Exempt from federal income tax	949	925
Total investment income	6,769	6,479
Other	452	835
Total interest income	52,294	46,949
Interest expense
Interest on deposits	4,246	3,291
Interest on short-term borrowings	525	73
Interest on long-term borrowings	3,341	4,007
Total interest expense	8,112	7,371
Net interest income	44,182	39,578
Provision for loan losses	2,111	2,534
Net interest income after provision for loan losses	42,071	37,044
Other operating income
Net gains	127	29
Service charges on deposit accounts	2,275	2,308
Other service charges	877	837
Trust department	6,692	6,246
Debit card income	2,534	2,389
Bank owned life insurance	1,162	1,187
Brokerage commissions	1,078	872
Other	423	472
Total other income	15,041	14,311
Total other operating income	15,168	14,340
Other operating expenses
Salaries and employee benefits	24,170	22,239
FDIC premiums	639	634
Equipment	3,160	2,610
Occupancy	2,551	2,496
Data processing	3,858	3,511
Marketing	530	536
Professional services	1,255	985
Other real estate owned expenses	1,456	190
Contract labor	723	683
Telephony Expense	841	820
Other	4,625	4,466
Total other operating expenses	43,808	39,170
Income before income tax expense	13,431	12,214
Provision for income tax expense (2017 includes $3,226 from tax reform impact)	2,764	6,945
Net Income	10,667	5,269
Accumulated preferred stock dividends	0	(1,215)
Net Income Available to Common Shareholders	$10,667	$4,054
Basic and diluted net income per common share	$1.51	$0.58
Weighted average number of basic and diluted shares outstanding	7,079	6,932

See notes to consolidated financial statements

[52]

First United Corporation and Subsidiaries

Consolidated Statement of Comprehensive Income

(In thousands)

	Year Ended
	December 31,
Comprehensive Income	2018	2017
Net Income	$10,667	$5,269
Other comprehensive (loss)/income, net of tax and reclassification adjustments:
Net unrealized gains/(losses) on investments with OTTI	1,040	(90)

Net unrealized (losses)/gains on all other AFS securities	(622)	674

Net unrealized gains on HTM securities	216	253

Net unrealized gains on cash flow hedges	191	59

Net unrealized (losses)/gains on pension plan liability	(951)	336

Net unrealized gains on SERP liability	316	23

Other comprehensive income, net of tax	190	1,255

Comprehensive Income	$10,857	$6,524

See notes to consolidated financial statements

[53]

First United Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Total Shareholders' Equity
Balance at January 1, 2017	$20,000	$63	$22,178	$92,922	$(21,465)	$113,698

Net income				5,269		5,269
Other comprehensive income, net of tax					1,255	1,255
Common stock issued		8	9,183			9,191
Preferred stock dividends paid				(1,215)		(1,215)
Preferred stock redemption	(20,000)					(20,000)
Stock based compensation			192			192
Reclassification of certain tax effects				4,383	(4,383)	0
Balance at December 31, 2017	0	71	31,553	101,359	(24,593)	108,390

Net income				10,667		10,667
Other comprehensive income, net of tax					190	190
Common Stock Issued			119			119
Common stock dividend declared - $.27 per share				(2,549)		(2,549)
Stock based compensation			249			249
Balance at December 31, 2018	$0	$71	$31,921	$109,477	$(24,403)	$117,066

See notes to consolidated financial statements

[54]

First United Corporation and Subsidiaries

Consolidated Statement of Cash Flows

(In thousands)

	Year ended December 31,
	2018	2017
Operating activities
Net income	$10,667	$5,269
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,111	2,534
Depreciation	2,435	1,898
Stock compensation	249	192
Gains on sales of other real estate owned	(260)	(645)
Write-downs of other real estate owned	1,356	398
Origination of loans held for sale	(10,866)	(10,049)
Proceeds from sales of loans held for sale	11,021	9,973
Gains on sales of loans held for sale	(88)	(75)
Loss/(gain) on disposal of fixed assets	74	(3)
Net amortization of investment securities discounts and premiums- AFS	39	148
Net amortization of investment securities discounts and premiums- HTM	57	111
Net (gain)/loss on sales of investment securities – available-for-sale	(113)	49
Amortization of deferred loan fees	(745)	(622)
Deferred tax expense	1,338	9,257
Earnings on bank owned life insurance	(1,162)	(1,187)
Decrease/(increase) in accrued interest receivable and other assets	367	(7,848)
Increase in accrued interest payable and other liabilities	1,814	3,524
Net cash provided by operating activities	18,294	12,924

Investing activities
Proceeds from maturities/calls of investment securities available-for-sale	10,888	17,878
Proceeds from maturities/calls of investment securities held-to-maturity	6,741	7,614
Proceeds from sales of investment securities available-for-sale	2,005	18,530
Purchases of investment securities available-for-sale	(3,390)	(40,596)
Purchases of investment securities held-to-maturity	(7,176)	(4,188)
Proceeds from sales of other real estate owned	2,981	3,076
Proceeds from disposal of fixed assets	0	945
Net (increase)/decrease in FHLB stock	(190)	5
Net increase in loans	(116,088)	(4,359)
Purchases of premises and equipment	(9,483)	(6,561)
Net cash used in investing activities	(113,712)	(7,656)

Financing activities
Net increase in deposits	28,137	25,161
Preferred stock dividends paid	0	(1,215)
Preferred stock redemption	0	(20,000)
Proceeds from issuance of common stock	119	9,191
Cash dividends paid on common stock	(1,911)	0
Net increase in short-term borrowings	28,862	12,845
Payments on long-term borrowings	(20,000)	(10,808)
Net cash provided by financing activities	35,207	15,174
(Decrease)/increase in cash and cash equivalents	(60,211)	20,442
Cash and cash equivalents at beginning of the year	83,752	63,310
Cash and cash equivalents at end of period	$23,541	$83,752

Supplemental information
Interest paid	$8,110	$7,298
Taxes paid	$530	$175
Non-cash investing activities:
Transfers from loans to other real estate owned	$534	$2,060

See notes to consolidated financial statements

[55]

First United Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Business

First United Corporation is a Maryland corporation chartered in 1985 and a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended. The Corporation’s primary business is serving as the parent company of First United Bank & Trust, a Maryland trust company (the “Bank”), First United Statutory Trust I (“Trust I”) and First United Statutory Trust II (“Trust II”), both Connecticut statutory business trusts. Until September 14, 2018 when it was canceled, the Corporation also served as the parent company to First United Statutory Trust III, a Delaware statutory business trust (“Trust III” and together with Trust I and Trust II, the “Trusts”). The Trusts were formed for the purpose of selling trust preferred securities that qualified as Tier 1 capital. The Bank has two consumer finance company subsidiaries - OakFirst Loan Center, Inc., a West Virginia corporation, and OakFirst Loan Center, LLC, a Maryland limited liability company - and two subsidiaries that it uses to hold real estate acquired through foreclosure or by deed in lieu of foreclosure - First OREO Trust, a Maryland statutory trust, and FUBT OREO I, LLC, a Maryland limited liability company. The Bank also owns 99.9% of the limited partnership interests in Liberty Mews Limited Partnership; a Maryland limited partnership formed for the purpose of acquiring, developing and operating low-income housing units in Garrett County, Maryland (“Liberty Mews”).

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

The Corporation has evaluated events and transactions occurring subsequent to the statement of financial condition date of December 31, 2018 for items that should potentially be recognized or disclosed in these financial statements as prescribed by ASC Topic 855, Subsequent Events.

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

Correction of Prior Period Error

In February 2019, the Company determined that a valuation allowance write-down on an other real estate owned (“OREO”) property had not been recorded properly for year ended 2017. In 2016, the Company received a two-thirds ownership interest in additional collateral in a forbearance agreement on a large tract of raw land. OREO procedures require that for properties booked in excess of $250,000, an updated appraisal will be ordered every 18 months to ensure our book values are in line with the current market and OREO balances are properly reflected at the lower of the carrying amount or fair value. Based upon this requirement, an updated appraisal for this property was due in 2019. Upon reviewing the file and preparing to order the appraisal, it was discovered that the prior appraisal of September 2017 was not discounted appropriately based upon our two-thirds ownership in the property.

The error resulted in an overstatement of OREO on the 2017 Consolidated Statement of Financial Condition of $.4 million and an understatement of Other Real Estate Owned Expense included within other operating expenses on the Consolidated Statement of Income of $.3 million, net of tax, which has carried forward in the Consolidated Statement of Financial Condition throughout 2018. The noted corrections were made for the year ended 2018 Consolidated Statement of Income and as a result of a quantitative and qualitative analysis, Management determined the inclusion of correction of the errors was not considered material to the 2017 or 2018 consolidated financial statements.

Significant Concentrations of Credit Risk

Most of the Corporation’s relationships are with customers located in Western Maryland and Northeastern West Virginia. At December 31, 2018, approximately 12%, or $118.4 million, of total loans were secured by real estate acquisition, construction and development projects, with $117.7 million performing according to their contractual terms and $.7 million considered to be impaired based on management’s concerns about the borrowers’ ability to comply with present repayment terms. Of the $.7 million in impaired loans, $.5 million were classified as troubled debt restructurings (“TDRs”) performing in accordance with their modified terms, and $.2 million were classified as non-performing loans at December 31, 2018. Additionally, loans collateralized by commercial rental properties represented 16% of the total loan portfolio as of December 31, 2018. Note 6 discusses the types of securities in which the Corporation invests and Note 7 discusses the Corporation’s lending activities.

Investments

The investment portfolio is classified and accounted for based on the guidance of ASC Topic 320, Investments – Debt and Equity Securities. Securities bought and held principally for the purpose of selling them in the near term are classified as trading account securities and reported at fair value with unrealized gains and losses included in net gains/losses in other operating income. Securities purchased with the intent and ability to hold the securities to maturity are classified as held-to-maturity securities and are recorded at amortized cost. All other investment securities are classified as available-for-sale. These securities are held for an indefinite period of time and may be sold in response to changing market and interest rate conditions or for liquidity purposes as part of our overall asset/liability management strategy. Available-for-sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of other comprehensive income included in the consolidated statement of comprehensive income, net of applicable income taxes.

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

Restricted Investment in Bank Stock

Restricted stock, which represents required investments in the common stock of the Federal Home Loan Bank (“FHLB”) of Atlanta, Atlantic Community Bankers Bank (“ACBB”) and Community Banker’s Bank (“CBB”), is carried at cost and is considered a long-term investment.

[57]

Management evaluates the restricted stock for impairment in accordance with ASC Industry Topic 942, Financial Services – Depository and Lending, (942-325-35). Management’s evaluation of potential impairment is based on its assessment of the ultimate recoverability of the cost of the restricted stock rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability is influenced by criteria such as (i) the significance of the decline in net assets of the issuing bank as compared to the capital stock amount for that bank and the length of time this situation has persisted, (ii) commitments by the issuing bank to make payments required by law or regulation and the level of such payments in relation to the operating performance of that bank, and (iii) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the issuing bank. Management has evaluated the restricted stock for impairment and believes that no impairment charge is necessary as of December 31, 2018 or 2017.

The Corporation recognizes dividends on a cash basis. For the years ended December 31, 2018 and December 31, 2017, dividends of $279,762 and $251,709, respectively, were recorded in other operating income.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or full repayment by the borrower are reported at their unpaid principal balance outstanding, adjusted for any deferred fees or costs pertaining to origination. Loans that management has the intent to sell are reported at the lower of cost or fair value determined on an individual basis.

The segments of the Bank’s loan portfolio are disaggregated to a level that allows management to monitor risk and performance. The commercial real estate (“CRE”) loan segment is further disaggregated into two classes. Non-owner occupied CRE loans, which include loans secured by non-owner occupied nonfarm nonresidential properties, generally have a greater risk profile than all other CRE loans, which include loans secured by farmland, multifamily structures and owner-occupied commercial structures. The acquisition and development (“A&D”) loan segment is further disaggregated into two classes. One-to-four family residential construction loans are generally made to individuals for the acquisition of and/or construction on a lot or lots on which a residential dwelling is to be built. All other A&D loans are generally made to developers or investors for the purpose of acquiring, developing and constructing residential or commercial structures. These loans have a higher risk profile because the ultimate buyer, once development is completed, is generally not known at the time of the A&D loan. The commercial and industrial (“C&I”) loan segment consists of loans made for the purpose of financing the activities of commercial customers. The residential mortgage loan segment is further disaggregated into two classes: amortizing term loans, which are primarily first liens, and home equity lines of credit, which are generally second liens. The consumer loan segment consists primarily of installment loans (direct and indirect), student loans and overdraft lines of credit connected with customer deposit accounts.

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

[58]

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

The Corporation maintains an ALL on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is determined utilizing a methodology that is similar to that used to determine the ALL, modified to take into account the probability of a draw down on the commitment. This allowance is reported as a liability on the balance sheet within accrued interest payable and other liabilities. The balance in the liability account was $63,230 at December 31, 2018 and $64,688 at December 31, 2017.

Premises and Equipment

Land is carried at cost. Premises and equipment are carried at cost, less accumulated depreciation. The provision for depreciation for financial reporting has been made by using the straight-line method based on the estimated useful lives of the assets, which range from 10 to 31.5 years for buildings and three to 20 years for furniture and equipment. Accelerated depreciation methods are used for income tax purposes.

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

[59]

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

Stock-based awards were made to non-employee directors in the second quarter of 2018 pursuant to First United Corporation’s director compensation policy. Each director received an annual retainer of 1,000 shares of First United Corporation common stock, plus $10,000 that was paid, at the director’s election, in cash or additional shares of common stock. In 2018 and 2017, a total of 12,936 and 14,795, respectively, fully-vested shares of common stock were issued to directors, which had a fair market value of $20.63 and $14.48 per share, respectively. Director stock compensation expense was $249,324 for the year ended December 31, 2018 and $192,398 for the year ended December 31, 2017.

Stock Repurchases

Under the Maryland General Corporation Law, shares of capital stock that are repurchased are cancelled and treated as authorized but unissued shares. When a share of capital stock is repurchased, the payment of the repurchase price reduces stated capital by the par value of that share (currently, $0.01 for common stock and $0.00 for preferred stock), and any excess over par value reduces capital surplus. There were no stock repurchases in 2018 and 2017.

[60]

Adoption of New Accounting Standards and Effects of New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which establishes a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries. ASU 2014-09 specifies that an entity shall recognize revenue when, or as, the entity satisfies a performance obligation by transferring a promised good or service (i.e. an asset) to a customer. An asset is transferred when, or as, the customer obtains control of the asset. Entities are required to disclose qualitative and quantitative information on the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for us on January 1, 2018. The Corporation has elected to implement ASU 2014-09 using the modified retrospective application, with the cumulative effect recorded as an adjustment to opening retained earnings at January 1, 2018. There was no cumulative effect adjustment required upon adoption. Financial instruments which are the sources of the majority of our operating revenue are excluded from the scope of this amended guidance, which includes interest income and securities gains/losses. The following revenue streams were identified to be in scope of ASC Topic 606: Wealth Management, includes trust and brokerage services, service charges on deposit accounts, interchange fee income – debit card income and gains/losses on sale of OREO.  The Corporation adopted ASU 2014-09 on January 1, 2018 and did not identify any significant changes in the timing of revenue recognition when considering the amended accounting guidance (see Note 25, Revenue Recognition).

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10). This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments by making targeted improvements to GAAP as follows: (i) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (ii) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (iii) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (iv) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (v) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (vi) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (vii) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The adoption of ASU 2016-01 on January 1, 2018 did not have a material impact on the Corporation’s financial condition or results of operations. In accordance with item (iv) above, the Corporation measured the fair value of its loan portfolio as of December 31, 2018 using an exit price notion (see Note 23, Fair Value of Financial Instruments).

In June 2016, the FASB issued ASU 2016-13, Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  ASU 2016-13 introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments.  It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchases financial assets with credit deterioration since their origination.  The new model referred to as current expected credit losses model, will apply to: (i) financial assets subject to credit losses and measured at amortized cost, and (b) certain off-balance sheet credit exposures.  This includes loans, held to maturity debt securities, loan commitments, financial guarantees and net investments in leases as well as reinsurance and trade receivables.  The estimate of expected credit losses should consider historical information, current information, and supportable forecasts, including estimates of prepayments.  ASU 2016-13 is effective for the Corporation for annual periods beginning after December 15, 2019, and interim periods within those annual periods.  Management currently intends to adopt the guidance on January 1, 2020 and is assessing the impact of this guidance on the Corporation’s financial condition and results of operations.  Management has formed a focus group consisting of multiple members from areas including credit, finance, loan servicing, reporting, and information systems.  We are planning data and model validation completion during the first half of 2019, with parallel processing of our existing allowance for loan losses model with the CECL for 2 – 3 quarters prior to implementation.  Currently, the focus group has identified eleven loan segments for all data which has been populated and internally validated within the model.  During 2019, the Company is focused on testing methodologies and refining assumptions.  Concurrent with this, the Company is also focused on researching and resolving interpretive accounting issues in the ASU, contemplating various related accounting policies, developing processes and related controls, and considering various reporting disclosures. In December 2018, the OCC, the Board of Governors of the Federal Reserve System, and the FDIC approved a final rule to address changes to credit loss accounting under GAAP, including banking organizations’ implementation of CECL.  The final rule provides banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from the adoption of the new accounting standard.

[61]

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses the following eight specific cash flow issues: (i) debt prepayment or debt extinguishment costs; (ii) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (iii) contingent consideration payments made after a business combination; (iv) proceeds from the settlement of insurance claims; (v) proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); (vi) distributions received from equity method investees; (vii) beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The amendments in this Update apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under Topic 230. ASU 2016-15 is effective for the Corporation for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The Corporation adopted ASU 2016-15 on January 1, 2018. The adoption did not have an impact on the Corporation’s statement of cash flows.

In January 2017, the FASB issued ASU 2017-04, Intangibles- Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the accounting for goodwill impairments by eliminating step 2 from the goodwill impairment test. Instead, if “the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.” The ASU does not change the qualitative assessment, however, it removes the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform step 2 of the goodwill impairment test. ASU 2017-04 is effective for the Corporation for annual periods beginning after December 15, 2019, and interim periods within those annual periods. The Corporation is evaluating the provisions of ASU 2017-04 but believes that its adoption will not have a material impact on the Corporation’s financial condition or results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 is intended to improve financial reporting about leasing transactions by requiring organizations that lease assets – referred to as “lessees” – to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. From the lessee’s perspective, the new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for lessees. The guidance also eliminates the current real estate-specific provision and changes the guidance on sale-leaseback transactions, initial direct costs and lease executory costs. With respect to lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. All entities will classify leases to determine how to recognize lease-related revenue and expense. In applying this guidance, entities will also need to determine whether an arrangement contains a lease or service agreement. Disclosures are required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The amendments will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for the Corporation for annual and interim periods after December 15, 2018.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 is intended to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. ASU 2017-12 is effective for the Corporation for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Corporation is evaluating the provisions of ASU 2017-12 but believes that its adoption will not have a material impact on the Corporation’s financial condition or results of operations.

In July 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements.  ASU No. 2018-10 provides improvements related to ASU No. 2016-02 to increase stakeholders’ awareness of the amendments and to expedite the improvements.  The amendments affect narrow aspects of the guidance issued in ASU No. 2016-02.  ASU No. 2018-11 allows entities adopting ASU No. 2016-02 to choose an additional (and optional) transition method, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  ASU No. 2018-11 also allows lessors to not separate non-lease components from the associated lease component if certain conditions are met.  The amendments in these updates become effective for annual periods and interim periods within those annual periods beginning after December 15, 2018.

[62]

The Corporation elected the optional transition method permitted by ASU No. 2018-11.  Under this method, an entity shall recognize and measure leases that exist at the application date and prior comparative periods are not adjusted.  In addition, the Corporation elected the package of practical expedients to leases that commenced before the effective date:

1.	An entity need not reassess whether any expired or existing contracts contain leases.
2.	An entity need not reassess the lease classification for any expired or existing leases.
3.	An entity need not reassess initial direct costs for any existing leases.

The Corporation also elected the practical expedient, which must be applied consistently to all leases, to use hindsight in determining the lease term and in assessing impairment of our right-of-use assets.  The Corporation will record a ROU asset in the amount of approximately $2.7 million and a lease liability in the amount of approximately $3.3 million on the Statement of Financial Condition upon adoption on January 1, 2019.  We do not believe there will be a material impact to the Statement of Income or the Statement of Cash Flows.

2.	Earnings Per Common Share

Basic earnings per common share is derived by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents. Diluted earnings per share is derived by dividing net income available to common shareholders by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents. There were no common stock equivalents at December 31, 2018 or December 31, 2017.

The following table sets forth the calculation of basic and diluted earnings per common share for the years ended December 31, 2018 and 2017:

	2018			2017
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Income	Shares	Amount
Basic and Diluted Earnings Per Share:
Net income	$10,667			$5,269
Preferred stock dividends paid	0			(1,215)
Net income available to common shareholders	$10,667	7,079	$1.51	$4,054	6,932	$0.58

[63]

3.	Net Gains

The following table summarizes the gain/(loss) activity for the years ended December 31, 2018 and 2017:

(in thousands)	2018	2017
Net gains/(losses):
Available-for-sale securities:
Realized gains	$151	$52
Realized losses	(38)	(101)
Gain on sale of consumer loans	88	75
(Loss)/gain on disposal of fixed assets	(74)	3
Net gains	$127	$29

4.	Regulatory Capital Requirements

We require capital to fund loans, satisfy our obligations under the Bank’s letters of credit, meet the deposit withdrawal demands of the Bank’s customers, and satisfy our other monetary obligations. To the extent that deposits are not adequate to fund our capital requirements, we can rely on a number of funding sources, including an unsecured Fed Funds lines of credit with upstream correspondent banks; secured advances with the FHLB of Atlanta, which are collateralized by eligible one to four family residential mortgage loans, home equity lines of credit, commercial real estate loans, and various securities. Cash may also be pledged as collateral. In addition, First United Corporation has a secured line of credit with the Fed Discount Window for use in borrowing funds up to 90 days, using municipal securities as collateral; brokered deposits, including CDs and money market funds; and One Way Buy CDARS/ ICS funding, which is a form of brokered deposits that has become a viable supplement to brokered deposits obtained directly. At December 31, 2018, the Bank had $85.0 million available through unsecured lines of credit with correspondent banks, $4.4 million through a secured line of credit with the Fed Discount Window and approximately $104.3 million at the FHLB. Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our ability to meet our future capital requirements.

[64]

The following table presents our capital ratios for years ended December 31, 2018 and 2017:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018
Total Capital (to risk-weighted assets)
Consolidated	$169,905	15.91%	$85,431	8.00%	$106,789	10.00%
First United Bank & Trust	157,631	15.43%	81,729	8.00%	102,162	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated	158,795	14.87%	64,073	6.00%	85,431	8.00%
First United Bank & Trust	146,521	14.35%	61,297	6.00%	81,729	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated	132,938	12.45%	48,055	4.50%	69,413	6.50%
First United Bank & Trust	146,521	14.35%	45,973	4.50%	66,405	6.50%
Tier 1 Capital (to average assets)
Consolidated	158,795	11.47%	55,136	4.00%	68,920	5.00%
First United Bank & Trust	146,521	10.70%	54,338	4.00%	67,922	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017
Total Capital (to risk-weighted assets)
Consolidated	$158,108	15.98%	$78,954	8.00%	$98,693	10.00%
First United Bank & Trust	145,921	15.58%	74,739	8.00%	93,424	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated	148,072	14.97%	59,216	6.00%	78,954	8.00%
First United Bank & Trust	135,885	14.51%	56,054	6.00%	74,739	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated	124,064	12.54%	44,412	4.50%	64,150	6.50%
First United Bank & Trust	135,885	14.51%	42,041	4.50%	60,726	6.50%
Tier 1 Capital (to average assets)
Consolidated	148,072	11.00%	53,646	4.00%	67,058	5.00%
First United Bank & Trust	135,885	10.21%	52,801	4.00%	66,001	5.00%

As of December 31, 2018 and 2017, the most recent notifications from the regulators categorized First United Corporation and the Bank as “well capitalized” under the regulatory framework for prompt corrective action. On a consolidated basis, there was a slight decline in the capital ratios when comparing December 31, 2018 to December 31, 2017, due primarily to the increase in the loan portfolio and risk-weighted assets. The consolidated total risk-based capital ratios include $30.9 million of First United Corporation’s junior subordinated debentures (“TPS Debentures”) which qualified as Tier 1 capital at December 31, 2018 under guidance issued by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).

At the Bank level, the ratios also decreased when comparing December 31, 2018 to December 31, 2017 due to the increase in the loan portfolio and risk-weighted assets. At December 31, 2018, we were in compliance with the requirements.

[65]

5.	Cash and Cash Equivalents

Cash and due from banks, which represents vault cash in the retail offices and invested cash balances at the Federal Reserve, is carried at fair value.

(in thousands)	December 31, 2018	December 31, 2017
Cash and due from banks, weighted average interest rate of 0.58% (at December 31, 2018)	$22,187	$82,273

Interest bearing deposits in banks, which represent funds invested at a correspondent bank, are carried at fair value and, as of December 31, 2018 and 2017, consisted of daily funds invested at the FHLB of Atlanta, and M&T Bank (“M&T”).

(in thousands)	December 31, 2018	December 31, 2017
FHLB daily investments, interest rate of 2.30% (at December 31, 2018)	$338	$464
M&T daily investments, interest rate of 0.15% (at December 31, 2018)	1,016	1,015
	$1,354	$1,479

[66]

6.	Investment Securities

The following table shows a comparison of amortized cost and fair values of investment securities at December 31, 2018 and 2017:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCL
December 31, 2018
Available for Sale:
U.S. government agencies	$30,000	$0	$974	$29,026	$0
Commercial mortgage-backed agencies	39,013	0	1,261	37,752	0
Collateralized mortgage obligations	36,669	0	965	35,704	0
Obligations of states and political subdivisions	20,083	132	333	19,882	0
Collateralized debt obligations	18,358	0	3,081	15,277	(1,966)
Total available for sale	$144,123	$132	$6,614	$137,641	$(1,966)
Held to Maturity:
U.S. government agencies	$16,017	$120	$0	$16,137	$0
Residential mortgage-backed agencies	46,491	6	1,287	45,210	0
Commercial mortgage-backed agencies	15,821	75	68	15,828	0
Collateralized mortgage obligations	3,761	0	156	3,605	0
Obligations of states and political subdivisions	11,920	1,156	96	12,980	0
Total held to maturity	$94,010	$1,357	$1,607	$93,760	$0

December 31, 2017
Available for Sale:
U.S. government agencies	$30,000	$0	$744	$29,256	$0
Commercial mortgage-backed agencies	41,771	0	880	40,891	0
Collateralized mortgage obligations	41,298	2	916	40,384	0
Obligations of states and political subdivisions	20,772	365	118	21,019	0
Collateralized debt obligations	19,711	0	4,791	14,920	(3,389)
Total available for sale	$153,552	$367	$7,449	$146,470	(3,389)
Held to Maturity:
U.S. government agencies	$15,876	$447	$0	$16,323	$0
Residential mortgage-backed agencies	47,771	94	423	47,442	0
Commercial mortgage-backed agencies	17,288	236	6	17,518	0
Collateralized mortgage obligations	4,187	0	69	4,118	0
Obligations of states and political subdivisions	8,510	1,443	8	9,945	0
Total held to maturity	$93,632	$2,220	$506	$95,346	$0

[67]

Proceeds from sales of available-for-sale securities and the realized gains and losses for the years ended December 31, 2018 and 2017 are as follows:

(in thousands)	2018	2017
Proceeds	$2,005	$18,530
Realized gains	151	52
Realized losses	38	101

The following table shows the Corporation’s securities with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized position, at December 31, 2018 and 2017:

	Less than 12 months		12 months or more
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2018
Available for Sale:
U.S. government agencies	$0	$0	$29,026	$974
Commercial mortgage-backed agencies	0	0	37,752	1,261
Collateralized mortgage obligations	232	1	35,472	964
Obligations of states and political subdivisions	3,310	48	11,068	285
Collateralized debt obligations	5,987	438	9,290	2,643
Total available for sale	$9,529	$487	$122,608	$6,127
Held to Maturity:
Residential mortgage-backed agencies	3,605	51	41,448	1,236
Commercial mortgage-backed agencies	0	0	7,656	68
Collateralized mortgage obligations	0	0	3,605	156
Obligations of states and political subdivisions	0	0	2,199	96
Total held to maturity	$3,605	$51	$54,908	$1,556

December 31, 2017
Available for Sale:
U.S. government agencies	$4,931	$69	$24,325	$675
Commercial mortgage-backed agencies	12,593	169	28,298	711
Collateralized mortgage obligations	27,387	472	12,447	443
Obligations of states and political subdivisions	2,683	44	2,747	75
Collateralized debt obligations	0	0	14,920	4,791
Total available for sale	$47,594	$754	$82,737	$6,695
Held to Maturity:
Residential mortgage-backed agencies	15,897	135	10,422	288
Commercial mortgage-backed agencies	9,028	6	0	0
Collateralized mortgage obligations	0	0	4,118	69
Obligations of states and political subdivisions	0	0	2,377	8
Total held to maturity	$24,925	$141	$16,917	$365

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

Management believes that the valuation of certain securities is a critical accounting policy that requires significant estimates in preparation of its consolidated financial statements. Management utilizes an independent third party to prepare both the impairment valuations and fair value determinations for its collateralized debt obligation (“CDO“) portfolio consisting of pooled trust preferred securities. Management performs due diligence on the third-party processes and believes that it has an adequate understanding of the analysis, assumptions and methodology used by the third party to prepare the fair value determination and the OTTI evaluation. Management reviews the qualifications of the third party and believes they are qualified to provide the analysis and pricing determinations. Quarterly, management reviews the third party’s detailed assumptions and analyzes its projected discounted present value results for reasonableness and consistency with the trend of prior projections. Annually, management performs stress tests of the assumptions used in the third party models and performs back tests of the assumptions and prepayment projections to validate the impairment model results. As a result of its due diligence process, management believes that the fair value presented and the OTTI recognized are appropriate. A total of $3.0 million in impairment losses was realized during the time period 2009 through 2011 on the CDO portfolio remaining at December 31, 2018.  Due to the prior credit impairment, the securities in this portfolio have continued to be evaluated to determine whether any additional OTTI has occurred. Based on management’s review of the third-party evaluations, management believes that there were no material differences in the relative valuations between December 31, 2018 and December 31, 2017.

U.S. Government Agencies – Available for Sale – There are currently no securities issued by U.S. government agencies in an unrealized loss position for less than 12 months at December 31, 2018. There were five U.S. government agencies in an unrealized loss position for 12 months or more. The securities are of the highest investment grade and the Corporation does not intend to sell them, and it is not more likely than not that the Corporation will be required to sell them before recovery of their amortized cost basis, which may be at maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at December 31, 2018.

Commercial Mortgage-Backed Agencies – Available for Sale – There are no commercial mortgage-backed agencies in an unrealized loss position for less than 12 months at December 31, 2018. There were eight commercial mortgage-backed agency securities in an unrealized loss position for 12 months or more. The securities are of the highest investment grade and the Corporation does not intend to sell them, and it is not more likely than not that the Corporation will be required to sell them before recovery of their amortized cost basis, which may be at maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at December 31, 2018.

Collateralized Mortgage Obligations – Available for Sale – There was one collateralized mortgage obligations in an unrealized loss position for less than 12 months at December 31, 2018. There were eight collateralized mortgage obligations in an unrealized loss position for 12 months or more. The securities are of the highest investment grade and the Corporation does not intend to sell them, and it is not more likely than not that the Corporation will be required to sell them before recovery of the amortized cost basis, which may be at maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at December 31, 2018.

Obligations of State and Political Subdivisions – Available for Sale – There were five obligations of state and political subdivisions that has been in an unrealized loss position for less than 12 months at December 31, 2018. There were eight securities that have been in an unrealized loss position for 12 months or more. These investments are of investment grade as determined by the major rating agencies and management reviews the ratings of the underlying issuers and performs an in-depth credit analysis on the securities. Management believes that this portfolio is well-diversified throughout the United States, and all bonds continue to perform according to their contractual terms. The Corporation does not intend to sell these investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at December 31, 2018.

[69]

Collateralized Debt Obligations – Available for Sale - The $2.7 million in unrealized losses greater than 12 months at December 31, 2018 relates to five pooled trust preferred securities that are included in the CDO portfolio. The $.4 million in unrealized losses less than 12 months at December 31, 2018 relates to four pooled trust preferred securities that are include in the CDO portfolio. See Note 23 for a discussion of the methodology used by management to determine the fair values of these securities. Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that there were no securities that had credit-related non-cash OTTI charges during 2018. The unrealized losses on the remaining securities in the portfolio are primarily attributable to continued depression in market interest rates, marketability, liquidity and the current economic environment.

Residential Mortgage-Backed Agencies – Held to Maturity – There were two residential mortgage-backed agencies that have been in an unrealized loss position for less than 12 months at December 31, 2018. There were twenty-nine residential mortgage-backed agencies in an unrealized loss position for 12 months or more at December 31, 2018. The securities are of the highest investment grade and the Corporation has the intent and ability to hold the investments to maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at December 31, 2018.

Commercial Mortgage-Backed Agencies – Held to Maturity – There were no commercial mortgage-backed agencies in an unrealized loss position for less than 12 months as of December 31, 2018. There was one commercial mortgage-backed agency in an unrealized loss position for 12 months or more. The security is of the highest investment grade and the Corporation has the intent and ability to hold the investment to maturity. Accordingly, management does not consider this investment to be other-than-temporarily impaired at December 31, 2018.

Collateralized Mortgage Obligations – Held to Maturity – There were no collateralized mortgage obligations in an unrealized loss position for less than 12 months at December 31, 2018. There was one collateralized mortgage obligations in an unrealized loss position for 12 months or more. The security is of the highest investment grade and the Corporation has the intent and ability to hold the investment to maturity. Accordingly, management does not consider this investment to be other-than-temporarily impaired at December 31, 2018.

Obligations of State and Political Subdivisions – Held to Maturity – There was one obligation of state and political subdivision in an unrealized loss position for more than 12 months at December 31, 2018. This bond is a Tax Increment Fund (TIF) bond. Management performs an in-depth credit analysis on this security. The Corporation has the intent and ability to hold the investment to maturity. Accordingly, management does not consider this investment to be other-than-temporarily impaired at December 31, 2018. There were no obligations of state and political subdivisions in an unrealized loss position for less than 12 months.

Due to the duration and market value decline in the pooled trust preferred securities held in our portfolio, we performed more extensive testing on these securities for purposes of evaluating whether or not OTTI has occurred.

The market for these securities as of December 31, 2018 as well as the market for similar securities saw limited activity.  The inactivity was evidenced by a decrease in the volume of trades relative to historical levels due to limited supply. In addition, the securities that traded were typically more senior in the capital structure. The new issue market is also inactive, as no new CDOs have been issued since 2007. There are currently very few market participants who are willing to effect transactions in these securities.  The market values for these securities, or any securities other than those issued or guaranteed by the Treasury, are depressed relative to historical levels.  In the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue.  Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (i) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at either December 31, 2017 or 2018, (ii) an income valuation approach technique (i.e. present value) that maximizes the use of relevant unobservable inputs and minimizes the use of observable inputs will be equally or more representative of fair value than a market approach, and (iii) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management utilizes an independent third party to prepare both the evaluations of OTTI and the fair value determinations for the CDO portfolio.  Management does not believe that there were any material differences in the OTTI evaluations and pricing between December 31, 2017 and December 31, 2018.

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

On December 10, 2013, to implement Section 619 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Treasury, the federal banking regulators including FDIC, and the SEC adopted the Volcker Rule. The Volcker Rule prohibits a banking institution from acquiring or retaining an “ownership interest” in a “covered fund”. A “covered fund” is (i) an entity that would be an investment company under the Investment Company Act of 1940, as amended, but for the exemptions contained in Section 3(c)(1) or Section 3(c)(7) of that Act, (ii) a commodity pool with certain characteristics, and/or (iii) a non-US entity with certain characteristics that is sponsored or owned by a banking entity located or organized in the US. The term “ownership interest” is defined as “any equity, partnership, or other similar interest.” On January 14, 2014, the federal banking agencies adopted a final interim rule that exempts CDOs from the scope of the Volcker Rule if they were issued in offerings in which, among other things, the proceeds were used primarily to purchase securities issued by depository institutions and their affiliates. In connection with that final interim rule, the agencies published a non-exclusive list of exempt offerings. All of the CDOs included in the Corporation’s investment portfolio at December 31, 2018 were exempt.

The following table presents a cumulative roll-forward of the amount of non-cash OTTI charges related to credit losses which have been recognized in earnings for the trust preferred securities in the CDO portfolio held and not intended to be sold for the years ended December 31, 2018 and 2017:

(in thousands)	2018	2017
Balance of credit-related OTTI at January 1	$2,958	$3,124
Reduction for increases in cash flows expected to be collected	(312)	(166)
Balance of credit-related OTTI at December 31	$2,646	$2,958

[71]

The amortized cost and estimated fair value of securities by contractual maturity at December 31, 2018 are shown in the following table. Actual maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(in thousands)	Amortized Cost	Fair Value
Contractual Maturity
Available for sale:
Due in one year or less	$229	$231
Due after one year through five years	16,772	16,475
Due after five years through ten years	22,050	21,265
Due after ten years	29,390	26,214
	68,441	64,185
Commercial mortgage-backed agencies	39,013	37,752
Collateralized mortgage obligations	36,669	35,704
Total available for sale	$144,123	$137,641
Held to Maturity:
Due after one year through five years	$8,345	$8,401
Due after five years through ten years	7,672	7,736
Due after ten years	11,920	12,980
	27,937	29,117
Residential mortgage-backed agencies	46,491	45,210
Commercial mortgage-backed agencies	15,821	15,828
Collateralized mortgage obligations	3,761	3,605
Total held to maturity	$94,010	$93,760

At December 31, 2018 and 2017, investment securities with a value of $123.2 million and $125.0 million, respectively, were pledged as permitted or required to secure public deposits, for securities sold under agreements to repurchase as required or permitted by law and as collateral for borrowing capacity.

7.	Loans and Related Allowance for Loan Losses

The following table summarizes the primary segments of the loan portfolio as of December 31, 2018 and December 31, 2017:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
December 31, 2018

Individually evaluated for impairment	$5,239	$693	$17	$4,616	$10	$10,575
Collectively evaluated for impairment	$301,682	$117,667	$111,449	$432,291	$34,050	$997,139
Total loans	$306,921	$118,360	$111,466	$436,907	$34,060	$1,007,714

December 31, 2017

Individually evaluated for impairment	$9,076	$976	$668	$4,201	$30	$14,951
Collectively evaluated for impairment	$274,086	$109,554	$76,055	$394,447	$23,425	$877,567
Total loans	$283,162	$110,530	$76,723	$398,648	$23,455	$892,518

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

(in thousands)	2018
Balance at January 1	$9,049
Loans or advances	1,330
Repayments	(1,430)
Balance at December 31	$8,949

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

[73]

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention and Substandard. There were no loans classified as Doubtful within the internal risk rating system as of December 31, 2018 and 2017:

(in thousands)	Pass	Special Mention	Substandard	Total
December 31, 2018
Commercial real estate
Non owner-occupied	$145,260	$2,904	$2,348	$150,512
All other CRE	149,076	1,752	5,581	156,409
Acquisition and development
1-4 family residential construction	16,003	0	0	16,003
All other A&D	94,428	7,378	551	102,357
Commercial and industrial	107,174	3,703	589	111,466
Residential mortgage
Residential mortgage - term	359,305	0	4,703	364,008
Residential mortgage – home equity	71,666	143	1,090	72,899
Consumer	33,952	4	104	34,060
Total	$976,864	$15,884	$14,966	$1,007,714

December 31, 2017
Commercial real estate
Non owner-occupied	$133,725	$0	$5,843	$139,568
All other CRE	132,003	3,963	7,628	143,594
Acquisition and development
1-4 family residential construction	17,719	0	0	17,719
All other A&D	84,345	7,294	1,172	92,811
Commercial and industrial	75,299	17	1,407	76,723
Residential mortgage
Residential mortgage - term	319,059	0	5,326	324,385
Residential mortgage – home equity	73,059	148	1,056	74,263
Consumer	23,391	5	59	23,455
Total	$858,600	$11,427	$22,491	$892,518

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

[74]

The following table presents the classes of the loan portfolio at December 31, 2018 and December 31, 2017, summarized by the aging categories of performing loans and non-accrual loans:

(in thousands)	Current	30-59 Day Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due and still accruing	Non-Accrual	Total Loans
December 31, 2018
Commercial real estate
Non owner-occupied	$150,339	$0	$0	$0	$0	$173	$150,512
All other CRE	153,977	464	0	0	464	1,968	156,409
Acquisition and development
1-4 family residential construction	16,003	0	0	0	0	0	16,003
All other A&D	94,540	197	7,411	62	7,670	147	102,357
Commercial and industrial	111,436	29	1	0	30	0	111,466
Residential mortgage
Residential mortgage - term	360,073	302	1,359	363	2,024	1,911	364,008
Residential mortgage – home equity	71,611	461	114	0	575	713	72,899
Consumer	33,832	140	73	5	218	10	34,060
Total	$991,811	$1,593	$8,958	$430	$10,981	$4,922	$1,007,714
December 31, 2017
Commercial real estate
Non owner-occupied	$136,134	$186	$0	$0	$186	$3,248	$139,568
All other CRE	141,680	461	248	0	709	1,205	143,594
Acquisition and development
1-4 family residential construction	17,719	0	0	0	0	0	17,719
All other A&D	92,291	0	165	144	309	211	92,811
Commercial and industrial	76,322	0	17	6	23	378	76,723
Residential mortgage
Residential mortgage - term	319,633	322	2,534	430	3,286	1,466	324,385
Residential mortgage – home equity	72,683	600	400	0	1,000	580	74,263
Consumer	23,273	115	22	15	152	30	23,455
Total	$879,735	$1,684	$3,386	$595	$5,665	$7,118	$892,518

Non-accrual loans which have been subject to a partial charge-off totaled $.3 million at December 31, 2018, compared to $ 2.1 million at December 31, 2017. The amount of loans secured by 1-4 family residential real estate properties in the process of foreclosure was $.3 million at December 31, 2018 and $.4 million at December 31, 2017.

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

[75]

The following table summarizes the primary segments of the ALL, at December 31, 2018 and December 31, 2017, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment.

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
December 31, 2018

Individually evaluated for impairment	$13	$25	$0	$106	$0	$0	$144
Collectively evaluated for impairment	$2,767	$1,696	$1,187	$4,438	$315	$500	$10,903
Total ALL	$2,780	$1,721	$1,187	$4,544	$315	$500	$11,047

December 31, 2017

Individually evaluated for impairment	$245	$40	$0	$65	$12	$0	$362
Collectively evaluated for impairment	$3,454	$1,217	$869	$3,379	$191	$500	$9,610
Total ALL	$3,699	$1,257	$869	$3,444	$203	$500	$9,972

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

[76]

The following table presents impaired loans by class, at December 31, 2018 and December 31, 2017, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
(in thousands)	Recorded Investment	Related Allowances	Recorded Investment	Recorded Investment	Unpaid Principal Balance
December 31, 2018
Commercial real estate
Non owner-occupied	$121	$13	$173	$294	$8,488
All other CRE	0	0	4,945	4,945	4,945
Acquisition and development
1-4 family residential construction	0	0	316	316	316
All other A&D	230	25	147	377	525
Commercial and industrial	0	0	17	17	2,231
Residential mortgage
Residential mortgage - term	993	106	2,910	3,903	4,130
Residential mortgage – home equity	0	0	713	713	726
Consumer	0	0	10	10	10
Total impaired loans	$1,344	$144	$9,231	$10,575	$21,371

December 31, 2017
Commercial real estate
Non owner-occupied	$1,711	$245	$1,907	$3,618	$10,579
All other CRE	0	0	5,458	5,458	5,731
Acquisition and development
1-4 family residential construction	0	0	527	527	527
All other A&D	295	40	154	449	722
Commercial and industrial	0	0	668	668	2,882
Residential mortgage
Residential mortgage - term	598	65	3,023	3,621	3,919
Residential mortgage – home equity	0	0	580	580	593
Consumer	30	12	0	30	30
Total impaired loans	$2,634	$362	$12,317	$14,951	$24,983

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

Activity in the ALL is presented for the years ended December 31, 2018 and December 31, 2017:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
ALL balance at January 1, 2018	$3,699	$1,257	$869	$3,444	$203	$500	$9,972
Charge-offs	(1,298)	(170)	(32)	(368)	(422)	0	(2,290)
Recoveries	319	344	89	353	149	0	1,254
Provision	60	290	261	1,115	385	0	2,111
ALL balance at December 31, 2018	$2,780	$1,721	$1,187	$4,544	$315	$500	$11,047

ALL balance at January 1, 2017	$3,913	$871	$858	$3,588	$188	$500	$9,918
Charge-offs	(4,605)	(133)	(37)	(361)	(336)	0	(5,472)
Recoveries	452	255	1,683	392	210	0	2,992
Provision	3,939	264	(1,635)	(175)	141	0	2,534
ALL balance at December 31, 2017	$3,699	$1,257	$869	$3,444	$203	$500	$9,972

The ALL is based on estimates, and actual losses will vary from current estimates. Management believes that the granularity of the homogeneous pools and the related historical loss ratios and other qualitative factors, as well as the consistency in the application of assumptions, result in an ALL that is representative of the risk found in the components of the portfolio at any given date.

[78]

The following table presents the average recorded investment in impaired loans and related interest income recognized for the years ended December 31, 2018 and 2017:

	2018			2017
(in thousands)	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis
Commercial real estate
Non owner-occupied	$1,432	$12	$66	$5,727	$24	$30
All other CRE	5,385	195	59	7,743	205	0
Acquisition and development
1-4 family residential construction	443	24	0	571	24	0
All other A&D	355	12	0	1,571	85	0
Commercial and industrial	265	13	0	448	13	0
Residential mortgage
Residential mortgage - term	3,632	124	2	3,792	131	8
Residential mortgage – home equity	611	0	7	305	0	0
Consumer	22	0	0	15	0	0
Total	$12,145	$380	$134	$20,172	$482	$38

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

[79]

There were 16 loans totaling $4.9 million and 19 loans totaling $6.0 million that were classified as TDRs at December 31, 2018 and December 31, 2017, respectively. The following table presents the volume and recorded investment at the time of modification of TDRs by class and type of modification that occurred during the periods indicated:

	Temporary Rate Modification		Extension of Maturity		Modification of Payment and Other Terms
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
For the year ended December 31, 2018
Commercial real estate
Non owner-occupied	0	$0	0	$0	3	$358
All other CRE	0	0	1	179	0	0
Acquisition and development
1-4 family residential construction	0	0	1	387	0	0
All other A&D	0	0	0	0	0	0
Commercial and industrial	0	0	0	0	0	0
Residential mortgage
Residential mortgage – term	0	0	0	0	1	435
Residential mortgage – home equity	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Total	0	$0	2	$566	4	$793

For the year ended December 31, 2017
Commercial real estate
Non owner-occupied	0	$0	0	$0	0	$0
All other CRE	0	0	0	0	0	0
Acquisition and development
1-4 family residential construction	0	0	0	0	0	0
All other A&D	0	0	1	244	0	0
Commercial and industrial	0	0	0	0	0	0
Residential mortgage
Residential mortgage – term	0	0	2	698	0	0
Residential mortgage – home equity	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Total	0	$0	3	$942	0	$0

During the year ended December 31, 2018, there were no new TDRs, but six existing TDRs that had reached their original modification maturity were re-modified. These re-modifications did not impact the ALL.

During the year ended December 31, 2018, there were no payment defaults. There were no additional funds committed to be advanced in connection with TDRs at December 31, 2018 or 2017.

[80]

8.	Other Real Estate Owned

The following table presents the components of OREO, net of related valuation allowance, as of December 31, 2018 and 2017:

(in thousands)	2018	2017
Commercial real estate	$2,599	$3,605
Acquisition and development	3,218	5,295
Commercial & Industrial	24	24
Residential mortgage	757	1,217
Total OREO	$6,598	$10,141

The following table presents the activity in the OREO valuation allowance for the years ended December 31, 2018 and 2017:

(in thousands)	2018	2017
Balance January 1	$2,740	$3,535
Fair value write-down	1,356	398
Sales of OREO	(2,108)	(1,193)
Balance December 31	$1,988	$2,740

The following table presents the components of OREO expenses, net, for the years ended December 31, 2018 and 2017:

(in thousands)	2018	2017
Gains on real estate, net	$(260)	$(645)
Fair value write-down	1,356	398
Expenses, net	486	616
Rental and other income	(126)	(179)
Total OREO expenses, net	$1,456	$190

9.	Premises and Equipment

The following table presents the components of premises and equipment at December 31, 2018 and 2017:

(in thousands)	2018	2017
Land	$7,035	$7,035
Land Improvements	1,343	1,203
Premises	30,848	25,150
Furniture and Equipment	20,702	20,246
Capital Lease	534	534
	60,462	54,168
Less accumulated depreciation	(22,607)	(23,287)
Total	$37,855	$30,881

The Corporation recorded depreciation expense of $2.4 million in 2018 and $1.9 million in 2017.

Pursuant to the terms of non-cancelable operating lease agreements for banking and subsidiaries’ offices and for telecommunications equipment in effect at December 31, 2018, future minimum rent commitments under these leases for future years are as follows: (i) $.5 million for 2019; (ii) $.4 million for 2020; (iii) $.4 million for 2021; (iv) .4 million for 2022; (v) $.3 million for 2023; and (vi) $1.6 million thereafter.

Total building and land rental expense amounted to $.5 million in 2018 and 2017.

[81]

10.	Goodwill

ASC Topic 350, Intangibles - Goodwill and Other, establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill.  The $11.0 million in recorded goodwill at December 31, 2018 is related to the Bank’s 2003 acquisition of Huntington National Bank branches and is not subject to periodic amortization, but evaluated annually for impairment.

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

At December 31, 2018, the date of the Corporation’s annual impairment evaluation, the estimated fair value of the Corporation, as determined by the price of its common stock, exceeded the carrying amount of the Corporation’s common equity. Based on this analysis, management concluded that the recorded value of goodwill at December 31, 2018 was not impaired.  However, future changes in strategy and/or market conditions could significantly impact this conclusion and require adjustments to recorded asset balances. Management will continue to evaluate goodwill for impairment on an annual basis and as events occur or circumstances change.

11.	Deposits

The aggregate amount of time deposits in denomination of $250,000 or more was $99.1 million at December 31, 2018 and $66.9 million at December 31, 2017. The aggregate amount of time deposits with a minimum denomination of $100,000 was $152.3 million and $126.5 million at December 31, 2018 and 2017, respectively. At December 31, 2018, $.3 million of deposit overdrafts were re-classified as loans.

The following is a summary of the scheduled maturities of all time deposits as of December 31, 2018 (in thousands):

2019	$96,758
2020	51,705
2021	71,672
2022	21,494
2023	10,040
Thereafter	0
Total	$251,669

In the ordinary course of business, executive officers and directors of the Corporation, including their families and companies in which certain directors are principal owners, were deposit customers of the Bank. Pursuant to the Bank’s policies, such deposits are on the same terms as those prevailing at the time for comparable deposits with persons who are not related to the Corporation. At December 31, 2018, executive officers and directors had approximately $6.2 million in deposits with the Bank.

[82]

12.	Borrowed Funds

The following is a summary of short-term borrowings at December 31, 2018 and 2017 with original maturities of less than one year:

(Dollars in thousands)	2018	2017
Overnight borrowings, weighted average interest rate of 2.70% at December 31, 2018	$40,000	$0
Securities sold under agreements to repurchase:
Outstanding at end of year	$37,707	$48,845
Weighted average interest rate at year end	0.24%	0.15%
Maximum amount outstanding as of any month end	$55,648	$58,438
Average amount outstanding	$44,045	$37,326
Approximate weighted average rate during the year	0.20%	0.19%

At December 31, 2018, the repurchase agreements were secured by $51.3 million in investment securities.

The following is a summary of long-term borrowings at December 31, 2018 and 2017 with original maturities exceeding one year:

(In thousands)	2018	2017
FHLB advances, bearing fixed interest rates ranging from 1.54% to 3.02% at December 31, 2018	$70,000	$90,000
Junior subordinated debt, bearing variable interest rate of 5.54% at December 31, 2018	30,929	30,929
Total long-term debt	$100,929	$120,929

At December 31, 2018, the long-term FHLB advances were secured by $200.1 million in loans.

The contractual maturities of long-term borrowings at December 31, 2018 and 2017 are as follows:

	2018
	Fixed	Floating		2017
(in thousands)	Rate	Rate	Total	Total
Due in 2018	$0	$0	$0	$20,000
Due in 2019	20,000	0	20,000	20,000
Due in 2020	30,000	0	30,000	30,000
Due in 2021	20,000	0	20,000	20,000
Thereafter	0	30,929	30,929	30,929
Total long-term debt	$70,000	$30,929	$100,929	$120,929

[83]

The Bank has a borrowing capacity agreement with the FHLB in an amount equal to 30% of the Bank’s assets. At December 31, 2018, the available line of credit equaled $409.5 million. This line of credit, which can be used for both short and long-term funding, can only be utilized to the extent of available collateral. The line is secured by certain qualified mortgage, commercial and home equity loans and investment securities as follows (in thousands):

1-4 family mortgage loans	$132,542
Commercial loans	41,208
Multi-family loans	2,632
Home equity loans	23,748
$200,130

At December 31, 2018, $104.3 million was available for additional borrowings.

The Bank also has various unsecured lines of credit totaling $85.0 million with various financial institutions and a $4.4 million secured line with the Federal Reserve to meet daily liquidity requirements. At December 31, 2018, there was $15.0 million borrowed under these credit facilities. In addition, there was approximately $104.3 million of available funding through brokered money market funds at December 31, 2018.

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

$20.6 million—floating rate payable quarterly based on three-month LIBOR plus 275 basis points (5.54% at December 31, 2018), maturing in 2034, became redeemable five years after issuance at First United Corporation’s option.

$10.3 million—floating rate payable quarterly based on three-month LIBOR plus 275 basis points (5.54% at December 31, 2018) maturing in 2034, became redeemable five years after issuance at First United Corporation’s option.

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

On January 30, 2009, pursuant to the Troubled Asset Relief program Capital Purchase Program adopted by the U.S. Department of the Treasury (the “Treasury”), First United Corporation issued to the Treasury 30,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) and a Warrant to purchase 326,323 shares of common stock at an exercise price of $13.79 per share, for an aggregate consideration of $30.0 million. The proceeds from this transaction qualified as Tier 1 capital and the Warrant qualified as tangible common equity.

On December 4, 2014, the Treasury sold all of its shares of Series A Preferred stock to third-party investors. On May 26, 2015, the Corporation repurchased the warrant from the Treasury. The warrant was canceled and as a result of the repurchase, the Treasury has no remaining equity investment in the Corporation. First United Corporation redeemed all outstanding shares of Series A Preferred Stock as follows: (i) 10,000 shares, having an aggregate liquidation amount of $10.0 million, on February 14, 2016, (ii) 10,000 shares, having an aggregate liquidation amount of $10.0 million, on March 21, 2017; and (iii) 10,000 shares, having an aggregate liquidation amount of $10.0 million, on November 15, 2017.

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

As noted in Note 13, First United Corporation created the Trusts for the purposes of raising regulatory capital through the sale of mandatorily redeemable preferred capital securities to third party investors and common equity interests to First United Corporation. The Trusts are considered VIEs, but are not consolidated because First United Corporation is not the primary beneficiary of the Trusts. At December 31, 2018, the Corporation reported all of the $30.9 million of TPS Debentures issued in connection with these offerings as long-term borrowings, and it reported its $.9 million equity interest in the Trusts as “Other Assets”.

In November 2009, the Bank became a 99.99% limited partner in Liberty Mews. Liberty Mews was financed with a total of $10.6 million of funding, including a $6.1 million equity contribution from the Bank as the limited partner. Liberty Mews used the proceeds from these sources to purchase land and construct thereon a 36-unit low income housing rental complex at a total cost of $10.6 million. The total assets of Liberty Mews were $8.2 million at December 31, 2018 and $8.6 million at December 31, 2017.

Through December 31, 2018, the Bank had made contributions to Liberty Mews totaling $6.1 million. The project for which Liberty Mews was formed was completed in June 2011, and the Bank is entitled to $8.4 million in federal investment tax credits over a 10-year period as long as certain qualifying hurdles are maintained. The Bank will also receive the benefit of tax operating losses from Liberty Mews the extent of its capital contribution. The investment in Liberty Mews assists the Bank in achieving its community reinvestment initiatives.

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

The Corporation’s tax expense for the year ended December 31, 2018 was approximately $.8 million lower than for 2017 as a result of the impact of the tax credits and the tax losses relating to the partnership.

At December 31, 2018 and December 31, 2017, the Corporation included the Bank’s total investment in Liberty Mews in “Other Assets” in its Consolidated Statements of Financial Condition. As of December 31, 2018, the Corporation’s commitment in Liberty Mews is fully funded. The following table presents details of the Bank’s involvement with Liberty Mews at the dates indicated:

(In thousands)	2018	2017
Investment in LIHTC Partnership
Carrying amount on Balance Sheet of:
Investment (Other Assets)	$1,860	$2,562
Maximum exposure to loss	1,860	2,562

16.	Accumulated Other Comprehensive Loss (“AOCL”)

The following table presents the changes in each component of accumulated other comprehensive loss for the years ended December 31, 2018 and 2017:

	Investment	Investment	Investment
	securities-	securities-	securities-	Cash Flow	Pension
(in thousands)	with OTTI AFS	all other AFS	HTM	Hedge	Plan	SERP	Total
Accumulated OCL, net:
Balance - January 1, 2017	$(2,368)	$(3,218)	$(1,354)	$422	$(14,232)	$(715)	$(21,465)
Other comprehensive income/(loss) before reclassifications	31	638	0	59	(445)	(82)	201
Amounts reclassified from accumulated other comprehensive loss	(121)	36	253	0	781	105	1,054
Reclassification of certain tax effects [1]	(481)	(435)	(246)	101	(3,170)	(152)	(4,383)
Balance - December 31, 2017	$(2,939)	$(2,979)	$(1,347)	$582	$(17,066)	$(844)	$(24,593)
Other comprehensive income/(loss) before reclassifications	1,194	(540)	0	191	(1,833)	202	(786)
Amounts reclassified from accumulated other comprehensive loss	(154)	(82)	216	0	882	114	976
Balance - December 31, 2018	$(1,899)	$(3,601)	$(1,131)	$773	$(18,017)	$(528)	$(24,403)

(1) Refer to Note 17 for more discussion of tax reform

[86]

The following tables present the components of other comprehensive income/(loss) for the years ended December 31, 2018 and 2017:

Components of Other Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the year ended December 31, 2018
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$1,638	$(444)	$1,194
Less: accretable yield recognized in income	211	(57)	154
Net unrealized gains on investments with OTTI	1,427	(387)	1,040

Available for sale securities – all other:
Unrealized holding losses	(741)	201	(540)
Less: gains recognized in income	113	(31)	82
Net unrealized losses on all other AFS securities	(854)	232	(622)

Held to maturity securities:
Unrealized holding gains	0	0	0
Less: amortization recognized in income	(296)	80	(216)
Net unrealized gains on HTM securities	296	(80)	216

Cash flow hedges:
Unrealized holding gains	262	(71)	191
Net unrealized gains on cash flow hedges	262	(71)	191

Pension Plan:
Unrealized net actuarial loss	(2,514)	681	(1,833)
Less: amortization of unrecognized loss	(1,200)	325	(875)
Less: amortization of prior service costs	(9)	2	(7)
Net pension plan liability adjustment	(1,305)	354	(951)

SERP:
Unrealized net actuarial gain	277	(75)	202
Less: amortization of unrecognized loss	(159)	43	(116)
Less: amortization of prior service costs	3	(1)	2
Net SERP liability adjustment	433	(117)	316
Other comprehensive income	$259	$(69)	$190

[87]

Components of Other Comprehensive Loss (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the year ended December 31, 2017
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$42	$(11)	$31
Less: accretable yield recognized in income	166	(45)	121
Net unrealized losses on investments with OTTI	(124)	34	(90)

Available for sale securities – all other:
Unrealized holding gains	874	(236)	638
Less: losses recognized in income	(49)	13	(36)
Net unrealized gains on all other AFS securities	923	(249)	674

Held to maturity securities:
Unrealized holding gains	0	0	0
Less: amortization recognized in income	(346)	93	(253)
Net unrealized gains on HTM securities	346	(93)	253

Cash flow hedges:
Unrealized holding gains	81	(22)	59
Net unrealized gains on cash flow hedges	81	(22)	59

Pension Plan:
Unrealized net actuarial loss	(609)	164	(445)
Less: amortization of unrecognized loss	(1,057)	285	(772)
Less: amortization of prior service costs	(12)	3	(9)
Net pension plan liability adjustment	460	(124)	336

SERP:
Unrealized net actuarial loss	(112)	30	(82)
Less: amortization of unrecognized loss	(146)	39	(107)
Less: amortization of prior service costs	3	(1)	2
Net SERP liability adjustment	31	(8)	23
Other comprehensive income	$1,717	$(462)	$1,255

[88]

The following tables present the details of accumulated other comprehensive loss components for the years ended December 31, 2018 and 2017:

	Amount Reclassified from Accumulated Other Comprehensive Loss
Details of Accumulated Other Comprehensive Loss Components (in thousands)	2018	Affected Line Item in the Statement Where Net Income is Presented
Net unrealized gains on investment securities with OTTI:
Accretable Yield	$211	Interest income on taxable investment securities
Taxes	(57)	Provision for Income Tax Expense
	$154	Net of tax
Net unrealized gains on available for sale investment securities - all other:
Gains on sales	$113	Net gains
Taxes	(31)	Provision for Income Tax Expense
	$82	Net of tax
Net unrealized losses on held to maturity investment securities:
Amortization	$(296)	Interest income on taxable investment securities
Taxes	80	Provision for Income Tax Expense
	$(216)	Net of tax
Net pension plan liability adjustment:
Amortization of unrecognized loss	$(1,200)	Other expense
Amortization of prior service costs	(9)	Other expense
Taxes	327	Provision for Income Tax Expense
	$(882)	Net of tax
Net SERP liability adjustment:
Amortization of unrecognized loss	$(159)	Other expense
Amortization of prior service costs	3	Other expense
Taxes	42	Provision for Income Tax Expense
	$(114)	Net of tax

Total reclassifications for the period	$(976)	Net of tax

[89]

	Amount Reclassified from Accumulated Other Comprehensive Loss
Details of Accumulated Other Comprehensive Loss Components (in thousands)	2017	Affected Line Item in the Statement Where Net Income is Presented
Net unrealized losses on investment securities with OTTI:
Accretable Yield	$166	Interest income on taxable investment securities
Taxes	(45)	Provision for Income Tax Expense
Reclassification of certain tax effects	481	Retained Earnings
	$602	Net of tax
Net unrealized gains on available for sale investment securities - all other:
Losses on sales	$(49)	Net gains
Taxes	13	Provision for Income Tax Expense
Reclassification of certain tax effects	435	Retained Earnings
	$399	Net of tax
Net unrealized gains on held to maturity investment securities:
Amortization	$(346)	Interest income on taxable investment securities
Taxes	93	Provision for Income Tax Expense
Reclassification of certain tax effects	246	Retained Earnings
	$(7)	Net of tax
Net unrealized gains on cash flow hedges:
Reclassification of certain tax effects	(101)	Retained Earnings
	$(101)	Net of tax
Net pension plan liability adjustment:
Amortization of unrecognized loss	$(1,057)	Other expense
Amortization of prior service costs	(12)	Other expense
Taxes	288	Provision for Income Tax Expense
Reclassification of certain tax effects	3,170	Retained Earnings
	$2,389	Net of tax
Net SERP liability adjustment:
Amortization of unrecognized loss	$(146)	Other expense
Amortization of prior service costs	3	Other expense
Taxes	38	Provision for Income Tax Expense
Reclassification of certain tax effects	152	Retained Earnings
	$47	Net of tax

Total reclassifications for the period	$3,329	Net of tax

[90]

17.	Income Taxes

The provision for income taxes consists of the following for the years ended December 31, 2018 and 2017:

(In thousands)	2018	2017
Current Tax expense/(benefit):
Federal	$675	$(2,803)
State	751	491
	$1,426	$(2,312)
Deferred tax expense/(benefit):
Federal	$1,278	$6,038
State	60	(7)
Tax Reform impact	0	3,226
	$1,338	$9,257
Income tax expense for the year	$2,764	$6,945

The reconciliation between the statutory federal income tax rate and effective income tax rate for the years ended December 31, 2018 and 2017 is as follows:

	2018	2017
Federal statutory rate	21.0%	35.0%
Tax-exempt income on securities and loans	(1.6)	(2.8)
Tax-exempt BOLI income	(1.8)	(3.4)
State income tax, net of federal tax benefit	4.9	4.7
Tax credits	(2.1)	(3.4)
Tax Reform impact	0.0	26.4
Other	0.2	0.3
	20.6%	56.8%

[91]

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation’s temporary differences as of December 31, 2018 and 2017 are as follows:

(In thousands)	2018	2017
Deferred tax assets:
Allowance for loan losses	$2,994	$2,695
Deferred loan fees	163	126
Deferred compensation	740	666
Federal and state tax loss carry forwards	2,537	3,370
Tax credit carry forwards	2,606	2,525
Unrealized loss on investment securities	2,193	2,429
Pension/SERP	1,811	1,485
Other than temporary impairment on investment securities	717	800
Other real estate owned	539	741
Other	(97)	78
Total deferred tax assets	14,203	14,915
Valuation allowance	(2,449)	(2,380)
Total deferred tax assets less valuation allowance	11,754	12,535
Deferred tax liabilities:
Amortization of goodwill	(2,537)	(2,424)
Depreciation	(1,244)	(690)
Other	(129)	(169)
Total deferred tax liabilities	(3,910)	(3,283)
Net deferred tax assets	$7,844	$9,252

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

At December 31, 2018, the Corporation had West Virginia net operating losses (“NOLs”) of approximately $1.7 million for which deferred tax assets $.1 million, have been recorded. West Virginia NOLs were created in 2010, 2012, 2014 and 2016 and will begin to expire in 2022. Management has determined that a deferred tax valuation allowance for these NOLs is not required for 2018 because management believes it is more likely than not (defined a level of likelihood that is more than 50%) that these deferred tax assets will be realized prior to the expiration of their carry-forward periods.

At December 31, 2018, the Corporation had Maryland NOLs of $40.1 million for which a deferred tax asset of $2.4 million has been recorded. There has been and continues to be a full valuation allowance on these NOLs based on the fact that management’s belief that it is more likely than not that these NOLs will not be realized prior to the expiration of their carry-forward periods because the Corporation files a separate Maryland income tax return, the Corporation has recurring state tax losses, and management believes the Corporation will not generate sufficient state taxable income in the future to fully utilize the NOLs. The valuation allowance was $2.4 million at December 31, 2018 and 2017.

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017 and, among things, reduces the U.S. federal income tax rate for C Corporations from 35% to 21%.

[92]

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

During 2001, the Bank established an unfunded Defined Benefit Supplemental Executive Retirement Plan (“Defined Benefit SERP”). The Defined Benefit SERP is available only to a select group of management or highly compensated employees to provide supplemental retirement benefits in excess of limits imposed on qualified plans by federal tax law. Concurrent with the establishment of the Defined Benefit SERP, the Bank acquired BOLI policies on the senior management personnel and officers of the Bank. The benefits resulting from the favorable tax treatment accorded the earnings on the BOLI policies are intended to provide a source of funds for the future payment of the Defined Benefit SERP benefits as well as other employee benefit costs.

The benefit obligation activity for both the Pension Plan and Defined Benefit SERP was calculated using an actuarial measurement date of January 1. Plan assets and the benefit obligations were calculated using an actuarial measurement date of December 31.

On January 9, 2015, First United Corporation and members of management who do not participate in the Defined Benefit SERP entered into participation agreements under the Deferred Compensation Plan, each styled as a Defined Contribution SERP Agreement (the “Contribution Agreement”).  Pursuant to each Contribution Agreement, First United Corporation agreed, for each Plan Year (as defined in the Deferred Compensation Plan) in which it determines that it has been Profitable (as defined in the Contribution Agreement), to make a discretionary contribution to the participant’s Employer Account in an amount equal to 15% of the participant’s base salary level for such Plan Year, with the first Plan Year being the year ending December 31, 2015.  The Contribution Agreement provides that the participant will become 100% vested in the amount maintained in his or her Employer Account upon the earliest to occur of the following events: (i) Normal Retirement (as defined in the Contribution Agreement); (ii)  Separation from Service (as defined in the Contribution Agreement) following a Change of Control (as defined in the Deferred Compensation Plan) and subsequent Triggering Event (as defined in the Contribution Agreement); (iii) Separation from Service due to a Disability (as defined in the Contribution Agreement); (iv) with respect to a particular award of Employer Contribution Credits, the participant’s completion of two consecutive Years of Service (as defined in the Contribution Agreement) immediately following the Plan Year for which such award was made; or (v) death.  Notwithstanding the foregoing, however, a participant will lose entitlement to the amount maintained in his or her Employer Account in the event employment is terminated for Cause (as defined in the Contribution Agreement).  In addition, the Contribution Agreement conditions entitlement to the amounts held in the Employer Account on the participant (a) refraining from engaging in Competitive Employment (as defined in the Contribution Agreement) for three years following his or her Separation from Service, (b) refraining from injurious disclosure of confidential information concerning the Corporation, and (c) remaining available, at the First United Corporation’s reasonable request, to provide at least six hours of transition services per month for 12 months following his or her Separation from Service (except in the case of death or Disability), except that only item (b) will apply in the event of a Separation from Service following a Change of Control and subsequent Triggering Event.

[93]

In January 2017, the Board of Directors of First United Corporation approved discretionary contributions under the Contribution Agreements to four participants totaling $112,708. The contributions have a two-year vesting period and $56,354 of the related compensation expense was recorded in 2018 and 2017. In January 2018, the Board of Directors approved discretionary contributions to four participants totaling $119,252. The contributions also have a two-year vesting period. The Corporation recorded $59,626 of the related compensation expense in 2018. In January 2019, the Board of Directors of First United Corporation approved discretionary contributions to four participants totaling $123,179. The contributions will be expensed through 2020.

The following tables summarize benefit obligation and funded status, plan asset activity, components of net pension cost, and weighted average assumptions for the Pension Plan and the Defined Benefit SERP:

	Pension		Defined Benefit SERP
(in thousands)	2018	2017	2018	2017
Change in Benefit Obligation
Obligation at the beginning of the year	$44,975	$41,086	$7,613	$7,302
Service cost	324	278	112	113
Interest cost	1,586	1,650	321	293
Change in discount rate and mortality assumptions	0	3,285	0	0
Actuarial (gains)/losses	(3,049)	450	(276)	112
Benefits paid	(1,814)	(1,774)	(226)	(207)
Obligation at the end of the year	42,022	44,975	7,544	7,613
Change in Plan Assets
Fair value at the beginning of the year	47,216	40,989	0	0
Actual return on plan assets	(2,346)	5,001	0	0
Employer contribution	0	3,000	226	207
Benefits paid	(1,814)	(1,774)	(226)	(207)
Fair value at the end of the year	43,056	47,216	0	0
Funded/(Unfunded) Status	$1,034	$2,241	$(7,544)	$(7,613)

	Pension		Defined Benefit SERP
(in thousands)	2018	2017	2018	2017
Components of Net Pension Cost
Service cost	$324	$278	$112	$113
Interest cost	1,586	1,650	321	293
Expected return on assets	(3,240)	(3,002)	0	0
Amortization of recognized loss	1,200	1,057	159	146
Amortization of prior service cost	9	12	(3)	(3)
Net pension (income)/expense in employee benefits	$(121)	$(5)	$589	$549

Weighted Average Assumptions used to determine benefit obligations:
Discount rate for benefit obligations	4.25%	3.60%	4.45%	4.00%
Discount rate for net pension cost	3.60%	4.10%	0	0
Expected long-term return on assets	7.00%	7.00%	0	0
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%
Mortality tables	RP-2014	RP-2014	N/A	N/A

The accumulated benefit obligation for the Pension Plan was $39.8 million and $41.8 million at December 31, 2018 and 2017, respectively. The accumulated benefit obligation for the Defined Benefit SERP was $7.5 million and $7.6 million at December 31, 2018 and 2017, respectively.

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

[95]

As of December 31, 2018 and 2017, the value of Pension Plan investments was as follows:

December 31, 2018			Fair Value Hierarchy
(Dollars in thousands)	Assets at Fair Value	% of Portfolio	Level 1	Level 2
Cash and cash equivalents	$1,834	4.3%	$1,834	$0
Fixed income securities:
U.S. Government and Agencies	1,394	3.2%	0	1,394
Taxable municipal bonds and notes	4,363	10.1%	0	4,363
Corporate bonds and notes	9,931	23.1%	0	9,931
Preferred stock	476	1.1%	0	476
Fixed income mutual funds	2,498	5.8%	2,498	0
Total fixed income	18,662	43.3%	2,498	16,164
Equities:
Large Cap	17,454	40.5%	17,454	0
Mid Cap	1,342	3.1%	1,342	0
Small Cap	884	2.1%	884	0
International	2,880	6.7%	2,880	0
Total equities	22,560	52.4%	22,560	0
Total market value	$43,056	100.0%	$26,892	$16,164

December 31, 2017			Fair Value Hierarchy
(Dollars in thousands)	Assets at Fair Value	% of Portfolio	Level 1	Level 2
Cash and cash equivalents	$1,887	4.0%	$1,887	$0
Fixed income securities:
U.S. Government and Agencies	508	1.1%	0	508
Taxable municipal bonds and notes	4,070	8.6%	0	4,070
Corporate bonds and notes	10,483	22.2%	0	10,483
Preferred stock	540	1.1%	0	540
Fixed income mutual funds	3,031	6.4%	3,031	0
Total fixed income	18,632	39.4%	3,031	15,601
Equities:
Large Cap	16,840	35.7%	16,840	0
Mid Cap	2,077	4.4%	2,077	0
Small Cap	1,974	4.2%	1,974	0
International	5,806	12.3%	5,806	0
Total equities	26,697	56.6%	26,697	0
Total market value	$47,216	100.0%	$31,615	$15,601

The expected rate of return on Pension Plan assets is based on a combination of the following:

•	Historical returns of the portfolio of assets;
•	Monte Carlo simulations of expected returns for a portfolio with strategic asset targets similar to the normalized targets; and
•	Market impact adjustments to reflect expected future investment environment considerations.

At December 31, 2018, the 25-year average return on pension portfolio assets was 7.03%, slightly above the expected long-term return of 7.00% utilized for 2018. Considering that future equity returns are partially a function of current starting valuations and the general level of interest rates is near a historically low point, one could start to build a case for lower expected returns going forward. However, according to a recent Vanguard Global Economics Team white paper, over half of the volatility in expected returns is not explained by current valuations. As potential returns remain widely dispersed and expected returns are based on a time horizon that will likely exceed the timing of current concerns, it is considered appropriate to maintain the forward expected long-term rate of return of 7.00%.

[96]

The Pension Plan did not hold any shares of First United Corporation common stock at December 31, 2018 or 2017.

Estimated cash flows related to expected future benefit payments from the Pension Plan and Defined Benefit SERP are as follows:

(In thousands)	Pension Plan	Defined Benefit SERP
2019	$1,850	$315
2020	1,971	319
2021	2,059	374
2022	2,192	377
2023	2,273	369
2024-2028	12,944	2,453

First United Corporation did not fund an annual contribution under the Pension Plan in 2018. First United Corporation will continue to evaluate future annual contributions to the Pension Plan based upon its funded status and an evaluation of the future benefits to be provided thereunder. The Bank expects to fund the annual projected benefit payments for the Defined Benefit SERP from operations.

Amounts included in accumulated other comprehensive loss as of December 31, 2018 and 2017, net of tax, are as follows:

	2018		2017
(In thousands)	Pension	Defined Benefit SERP	Pension	Defined Benefit SERP
Unrecognized net actuarial loss	$18,841	$742	$17,883	$860
Unrecognized prior service costs	0	(7)	7	(8)
	$18,841	$735	$17,890	$852

The estimated costs that will be amortized from accumulated other comprehensive loss into net periodic pension cost during the next fiscal year are as follows:

(In thousands)	Pension	Defined Benefit SERP
Prior service costs	$0	$(3)
Net actuarial loss	1,077	116
	$1,077	$113

19.	401(k) Profit Sharing Plan

In furtherance of First United Corporation’s belief that every employee should have the ability to accrue retirement benefits, it adopted the 401(k) Profit Sharing Plan, which is available to all employees, including executive officers. Employees are automatically entered in the plan on the first of the month following completion of 30 days of service to First United Corporation and/or its subsidiaries. Employees have the opportunity to opt out of participation or change their deferral amounts under the plan at any time. In addition to contributions by participants, the plan contemplates employer matching and the potential of discretionary contributions to the accounts of participants. First United Corporation believes that matching contributions encourage employees to participate and thereby plan for their post-retirement financial future. Beginning with the 2008 plan year, First United Corporation enhanced the match formula to 100% on the first 1% of salary reduction and 50% on the next 5% of salary reduction. This match is accrued for all participants, including executive officers, immediately upon entering the plan on the first day of the month following the completion of 30 days of employment. The employee must be a plan participant and be actively employed on the last day of the plan year to share in the employer matching contribution, except in the case of death, disability or retirement of the participant. Additionally, First United Corporation accrued a non-elective employer contribution during 2018 for all employees other than employees who participate in the Defined Benefit SERP and Defined Contribution SERP and those employees meeting the age plus service requirement in the Pension Plan equal to 4.0% of each employee’s salary, and .5% of each employee’s salary hired before January 1, 2010, which will be paid in the first quarter of 2019. Expense charged to operations for the 401(k) Plan was $1.2 million in 2018 and $1.1 million in 2017.

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

22.	Contractual Obligations, Commitments and Contingent Liabilities

Contractual Obligations

The Corporation enters into contractual obligations in the normal course of business. Among these obligations are FHLB advances and junior subordinated debentures, operating lease agreements for banking and subsidiaries’ offices and for data processing and telecommunications equipment. Payments required under these obligations are set forth in the table following as of December 31, 2018:

(In thousands)	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Short-term borrowings	$77,707	$0	$0	$0	$77,707
Long-term borrowings	20,000	50,000	0	30,929	100,929
Certificates of deposit	96,758	123,377	31,534	0	251,669
Data processing obligations	2,700	5,400	5,400	0	13,500
Operating lease obligations	510	876	754	1,563	3,703
Total	$197,675	$179,653	$37,688	$32,492	$447,508

[98]

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

Commitments to extend credit in the form of consumer, commercial and business as of December 31, 2018 and December 31, 2017 are as follows:

(In thousands)	2018	2017
Residential Mortgage - home equity	$49,294	$52,251
Residential Mortgage - construction	6,790	13,512
Commercial	63,668	56,968
Consumer - personal credit lines	3,847	4,012
Standby letters of credit	3,391	2,633
Total	$126,990	$129,376

We do not issue any guarantees that would require liability recognition or disclosure other than the standby letters of credit issued by the Bank.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party to support contractual obligations and to ensure job performance.  Generally, the Bank’s letters of credit are issued with expiration dates within one year.  Historically, most letters of credit expire unfunded, and therefore, cash requirements are substantially less than the total commitment. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting letters of credit.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required by the letters of credit.  Management does not believe that the amount of the liability associated with guarantees under standby letters of credit outstanding at December 31, 2018 and December 31, 2017 is material.

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

[99]

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

Management believes that the Corporation’s valuation techniques are appropriate and consistent with the techniques used by other market participants. However, the use of different methodologies and assumptions could result in a different estimate of fair values at the reporting date. The following valuation techniques were used to measure the fair value of assets in the table below which are measured on a recurring and non-recurring basis as of December 31, 2018.

Investments – The investment portfolio is classified and accounted for based on the guidance of ASC Topic 320, Investments – Debt and Equity Securities.

The fair value of investments available-for-sale is determined using a market approach. At December 31, 2018, the U.S. Government agencies and treasuries, residential and commercial mortgage-backed securities, and municipal bonds segments are classified as Level 2 within the valuation hierarchy. Their fair values were determined based upon market-corroborated inputs and valuation matrices, which were obtained through third party data service providers or securities brokers through which we have historically transacted both purchases and sales of investment securities.

The CDO segment, which consists of pooled trust preferred securities issued by banks, thrifts and insurance companies, is classified as Level 3 within the valuation hierarchy. At December 31, 2018, the Corporation owned 9 pooled trust preferred securities with an amortized cost of $18.4 million and a fair value of $15.3 million. The market for these securities at December 31, 2018 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive, as few CDOs have been issued since 2007. There are currently very few market participants who are willing to effect transactions in these securities. The market values for these securities or any securities other than those issued or guaranteed by the Treasury are depressed relative to historical levels. Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue. Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (i) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at December 31, 2018, (ii) an income valuation approach technique (i.e. present value) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than a market approach, and (iii) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management believes that the valuation of certain securities is a critical accounting policy that requires significant estimates in preparation of its consolidated financial statements. Management utilizes an independent third party to prepare both the impairment valuations and fair value determinations for its CDO portfolio consisting of pooled trust preferred securities. Management performs due diligence on the third-party processes and believes that it has an adequate understanding of the analysis, assumptions and methodology used by the third party to prepare the fair value determination and the OTTI evaluation. Management reviews the qualifications of the third party and believes they are qualified to provide the analysis and pricing determinations. Quarterly, management reviews the third party’s detailed assumptions and analyzes its projected discounted present value results for reasonableness and consistency with the trend of prior projections. Annually, management performs stress tests of the assumptions used in the third party models and performs back tests of the assumptions and prepayment projections to validate the impairment model results. As a result of its due diligence process, management believes that the fair value presented and the OTTI recognized are appropriate. A total of $3.0 million in impairment losses were realized during the time period 2009 through 2011 on the CDO portfolio remaining at December 31, 2018.  Due to the prior credit impairment, the securities in this portfolio have continued to be evaluated to determine whether any additional OTTI has occurred. Based on management’s review of the third-party evaluations, management believes that there were no material differences in the valuations between December 31, 2018 and December 31, 2017.

[100]

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

Impaired loans – Loans included in the table below are those that are considered impaired with a specific allocation or with partial charge-offs, based upon the guidance of the loan impairment subsection of the Receivables Topic, ASC Section 310-10-35, under which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. Fair value consists of the loan balance less its valuation allowance and is generally determined based on independent third-party appraisals of the collateral or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values based upon the lowest level of input that is significant to the fair value measurements.

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

[101]

For Level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2018 and 2017, the significant unobservable inputs used in the fair value measurements were as follows:

(in thousands)	Fair Value at December 31, 2018	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:

Investment Securities – available for sale - CDO	$15,277	Discounted Cash Flow	Discount Rate	Libor+ 4.5%

Non-recurring:

Impaired Loans	$1,316	Market Comparable Properties	Marketability Discount	10.0% to 15.0% (1) (weighted avg 12.8%)

OREO	$2,707	Market Comparable Properties	Marketability Discount	10.0% to 15.0% (1) (weighted avg 13.5%)

(in thousands)	Fair Value at December 31, 2017	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:

Investment Securities – available for sale - CDO	$14,920	Discounted Cash Flow	Discount Rate	Range of Libor+ 4.5% to 5.5%

Non-recurring:

Impaired Loans	$2,507	Market Comparable Properties	Marketability Discount	10.0% to 15.0% (1) (weighted avg 10.9%)

OREO	$1,841	Market Comparable Properties	Marketability Discount	10.0% to 15.0% (1) (weighted avg 13.3%)

(1)	Range would include discounts taken since appraisal and estimated values

[102]

For assets measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2018 and 2017 are as follows:

		Fair Value Measurements at
		December 31, 2018 Using
		(In Thousands)
	Assets Measured at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	12/31/2018	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$29,026		$29,026
Commercial mortgage-backed agencies	$37,752		$37,752
Collateralized mortgage obligations	$35,704		$35,704
Obligations of states and political subdivisions	$19,882		$19,882
Collateralized debt obligations	$15,277			$15,277
Financial Derivative	$1,043		$1,043
Non-recurring:
Impaired loans	$1,316			$1,316
Other real estate owned	$2,707			$2,707

		Fair Value Measurements at
		December 31, 2017 Using
		(In Thousands)
	Assets Measured at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	12/31/2017	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$29,256		$29,256
Commercial mortgage-backed agencies	$40,891		$40,891
Collateralized mortgage obligations	$40,384		$40,384
Obligations of states and political subdivisions	$21,019		$21,019
Collateralized debt obligations	$14,920			$14,920
Financial Derivative	$781		$781
Non-recurring:
Impaired loans	$2,507			$2,507
Other real estate owned	$1,841			$1,841

There were no transfers of assets between any of the levels of the fair value hierarchy for the years ended December 31, 2018 or December 31, 2017.

[103]

The following tables show a reconciliation of the beginning and ending balances for fair valued assets measured using Level 3 significant unobservable inputs for the years ended December 31, 2018 and 2017:

Fair Value Measurements Using Significant
Unobservable Inputs
(Level 3)
(In Thousands)
Investment Securities Available for Sale
Beginning balance January 1, 2018	$14,920
Total gains/(losses) realized/unrealized:
Calls/maturities of investments	(996)
Included in other comprehensive income	1,353
Ending balance December 31, 2018	$15,277

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

[104]

The following table presents fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value. The actual carrying amounts and estimated fair values of the Corporation’s financial instruments that are included in the statement of financial condition are as follows:

	December 31, 2018		Fair Value Measurements
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$22,187	$22,187	$22,187
Interest bearing deposits in banks	1,354	1,354	1,354
Investment securities - AFS	137,641	137,641		$122,364	$15,277
Investment securities - HTM	94,010	93,760		80,780	12,980
Restricted Bank stock	5,394	5,394		5,394
Loans, net [1]	996,667	967,198			967,198
Financial derivative	1,043	1,043		1,043
Accrued interest receivable	4,175	4,175		4,175

Financial Liabilities:
Deposits – non-maturity	815,858	815,858		815,858
Deposits – time deposits	251,669	252,146		252,146
Short-term borrowed funds	77,707	77,707		77,707
Long-term borrowed funds	100,929	102,590		102,590
Accrued interest payable	455	455		455
Off balance sheet financial instruments	0	0	0

[105]

	December 31, 2017		Fair Value Measurements
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$82,273	$82,273	$82,273
Interest bearing deposits in banks	1,479	1,479	1,479
Investment securities - AFS	146,470	146,470		$131,550	$14,920
Investment securities - HTM	93,632	95,346		86,836	8,510
Restricted Bank stock	5,204	5,204		5,204
Loans, net [1]	882,546	883,936			883,936
Financial derivative	781	781		781
Accrued interest receivable	3,814	3,814		3,814

Financial Liabilities:
Deposits – non-maturity	805,263	805,263		805,263
Deposits – time deposits	234,127	235,489		235,489
Short-term borrowed funds	48,845	48,845		48,845
Long-term borrowed funds	120,929	123,906		123,906
Accrued interest payable	453	453		453
Off balance sheet financial instruments	0	0	0

1 In accordance with the prospective adoption of Accounting Standards Update (“ASU”) 2016-01, the fair value of loans at December 31, 2018 was measured using an exit price notion. The fair value of loans at December 31, 2017 was measured using an entry price notion.

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

The fair value of the interest rate swap contracts was $1.0 million and $.8 million at December 31, 2018 and 2017, respectively, and was reported in Other Assets on the Consolidated Statement of Financial Condition.

For the year ended December 31, 2018, the Corporation recorded an increase in the value of the derivatives of $.3 million and the related deferred tax of $71 thousand in net accumulated other comprehensive loss to reflect the effective portion of cash flow hedges. ASC Subtopic 815-30 requires this amount to be reclassified to earnings if the hedge becomes ineffective or is terminated. There was no hedge ineffectiveness recorded for the twelve months ending December 31, 2018. The Corporation does not expect any losses relating to these hedges to be reclassified into earnings within the next 12 months.

[106]

Interest rate swap agreements are entered into with counterparties that meet established credit standards and the Corporation believes that the credit risk inherent in these contracts is not significant at December 31, 2018.

The table below discloses the impact of derivative financial instruments on the Corporation’s Consolidated Financial Statements for the years ended December 31, 2018 and December 31, 2017.

Derivative in Cash Flow Hedging Relationships
(In thousands)	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion) (1)	Amount of gain or (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing) (2)
Interest rate contracts:

December 31, 2018	$191	$0	$0
December 31, 2017	$59	$0	$0

Notes:

(1)	Reported as interest expense
(2)	Reported as other income

25.	Revenue Recognition

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

[107]

Interchange Fees – Debit and Credit Card Income

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

Gains/(Losses) on Sale of OREO

The Corporation records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. The amount of the gain will be the difference between the carrying value of the OREO asset (which is the lower of cost or market) and the transaction price (formerly referred to as “sales price”) considering the impact of variable consideration at the time of the sale.  When the Corporation finances the sale of OREO to the buyer, the Corporation assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable.  Once these criteria are met, the OREO assets are derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer.  In determining the gain or loss on the sale, the Corporation adjusts the transaction prices and related gain/(loss) on sale if a significant financing component is present.

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2018 and 2017.

	Year ended December 31
(in thousands)	2018	2017
Noninterest income
In-scope of Topic 660:
Service charges	$2,275	$2,308
Trust department	6,692	6,246
Debit card income	2,534	2,389
Brokerage commissions	1,078	872
Noninterest income (in-scope of Topic 660)	12,579	11,815
Noninterest income (out-of-scope of Topic 660)	2,462	2,496
Total Noninterest Income	$15,041	$14,311

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

[108]

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

The following table presents the liabilities subject to an enforceable master netting arrangement or repurchase agreements at December 31, 2018 and December 31, 2017.

				Gross Amounts Not Offset in the Statement of Condition
(In thousands)	Gross Amounts of Recognized (Assets)/Liabilities	Gross Amounts Offset in the Statement of Condition	Net Amounts of (Assets)/Liabilities Presented in the Statement of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
December 31, 2018
Interest Rate Swap Agreements	$(1,043)	$0	$(1,043)	$1,043	$0	$0

Repurchase Agreements	$37,707	$0	$37,707	$(37,707)	$0	$0
December 31, 2017
Interest Rate Swap Agreements	$(781)	$0	$(781)	$781	$0	$0

Repurchase Agreements	$48,845	$0	$48,845	$(48,845)	$0	$0

[109]

27.	Parent Company Only Financial Information

Condensed Statement of Financial Condition

	December 31,
(In thousands)	2018	2017
Assets
Cash	$236	$29
Investment securities- Available for Sale (at fair value)	13,992	12,770
Investment in bank subsidiary	131,816	122,505
Investment in non-bank subsidiaries	929	929
Other assets	4,801	7,709
Total Assets	$151,774	$143,942

Liabilities and Shareholders' Equity
Accrued interest and other liabilities	$3,141	$4,623
Dividends payable	638	0
Junior subordinated debt	30,929	30,929
Shareholders' equity	117,066	108,390
Total Liabilities and Shareholders' Equity	$151,774	$143,942

[110]

Condensed Statement of Income

	Year Ended
	December 31,
(In thousands)	2018	2017
Income:
Dividend income from bank subsidiary	$1,988	$22,250
Interest income on investments	895	625
Other income	70	73
Total other income	965	698
Total Income	2,953	22,948

Expenses:
Interest expense	1,387	1,621
Other expenses	263	219
Total Expenses	1,650	1,840

Income before income taxes and equity in undistributed net income/(loss) of subsidiaries	1,303	21,108
Applicable income tax (expense)/benefit	(828)	486
Net income before equity in undistributed net income/(loss) of subsidiaries	475	21,594

Equity in undistributed net income/(loss) of subsidiaries:
Bank	10,192	(16,325)
Net Income	$10,667	$5,269

Condensed Statement of Comprehensive Income

	Year Ended
	December 31,
Components of Comprehensive Income (in thousands)	2018	2017
Net Income	$10,667	$5,269

Unrealized gains on AFS Securities, net of tax	877	457
Unrealized gains on cash flow hedges, net of tax	191	59

Other comprehensive income, net of tax	1,068	516

Comprehensive income	$11,735	$5,785

[111]

Condensed Statement of Cash Flows

	Year Ended
	December 31,
(In thousands)	2018	2017
Operating Activities
Net Income	$10,667	$5,269
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net (income)/loss of subsidiaries	(10,192)	16,325
Decrease/(increase) in other assets	2,566	(581)
(Increase)/decrease in accrued interest payable and other liabilities	(653)	552
Tax Cuts and Jobs Act- reclassification items	0	380
Stock Compensation	249	192
Net cash provided by operating activities	2,637	22,137

Investing Activities
Net investment in subsidiaries	0	(150)
Net cash provided by/(used in) investing activities	0	(150)

Financing Activities
Repayment of Long-term debt	0	(10,475)
Proceeds from issuance of common stock	119	9,191
Preferred Stock Redemption	0	(20,000)
Cash dividends on common stock	(2,549)	0
Preferred stock dividends paid	0	(1,215)
Net cash used in financing activities	(2,430)	(22,499)
Increase/(decrease) in cash and cash equivalents	207	(512)
Cash and cash equivalents at beginning of year	29	541
Cash and cash equivalents at end of year	$236	$29

[112]

Accumulated Other Comprehensive Income

Components of Other Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the year ended December 31, 2018
Available for Sale Securities:
Unrealized holding gains	$1,203	$(326)	$877
Cash flow hedges:
Unrealized holding gains	262	(71)	191

Other comprehensive income	$1,465	$(397)	$1,068

For the year ended December 31, 2017
Available for Sale Securities:
Unrealized holding gains	$594	$(137)	$457
Cash flow hedges:
Unrealized holding gains	81	(22)	59

Other comprehensive income	$675	$(159)	$516

[113]

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed under the Exchange Act with the SEC, such as this annual report, is recorded, processed, summarized and reported within the time periods specified in those rules and forms, and that such information is accumulated and communicated to the Corporation’s management, including the principal executive officer (“PEO”) and the principal financial officer (“PFO”), as appropriate, to allow for timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

An evaluation of the effectiveness of these disclosure controls and procedures as of December 31, 2018 was carried out under the supervision and with the participation of the Corporation’s management, including the PEO and the PFO. Based on that evaluation, the Corporation’s management, including the PEO and the PFO, has concluded that the Corporation’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of the Corporation’s internal control over financial reporting as of December 31, 2018. Management’s report on the Corporation’s internal control over financial reporting are included on the following pages.

[114]

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

Management assessed the effectiveness of First United Corporation’s internal control over financial reporting as of December 31, 2018, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on this assessment and on the foregoing criteria, management has concluded that, as of December 31, 2018, First United Corporation’s internal control over financial reporting is effective.

Baker Tilly Virchow Krause, LLP, an independent registered public accounting firm, has audited the consolidated statement of financial condition of First United Corporation and Subsidiaries as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended, appearing elsewhere in this annual report, and has issued an attestation report on the effectiveness of First United Corporation’s internal control over financial reporting as of December 31, 2018, as stated in their report, which is included herein.

Dated: March 12, 2019

/s/ Carissa L. Rodeheaver	/s/ Tonya K. Sturm
Carissa L. Rodeheaver, CPA, CFP	Tonya K. Sturm
Chairman of the Board, President	Senior Vice President and
And Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

[115]

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Corporation has adopted a Code of Ethics applicable to its principal executive officer, principal financial officer, principal accounting officer, or controller, or persons performing similar functions, a Code of Ethics applicable to all employees, and a Code of Ethics applicable to members of the Board of Directors. Copies of these Codes of Ethics are available free of charge upon request to Mr. Jason B. Rush, Senior Vice President and Chief Operating Officer, First United Corporation, c/o First United Bank & Trust, 19 S. Second Street, Oakland, MD 21550. Copies are also available on the Corporation’s website at www.mybank.com in the “Governance Documents” tab under “Investor Relations”.

All other information required by this item is incorporated herein by reference to the following sections of the Corporation’s definitive Proxy Statement for the 2019 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A (the “2019 Proxy Statement”):

•	Election of Directors (Proposal 1);
•	Continuing Directors;
•	Qualifications of Director Nominees and Current Directors;
•	Executive Officers;
•	Section 16(a) Beneficial Ownership and Reporting Compliance; and
•	Corporate Governance Matters (under Audit Committee).

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the sections of the 2019 Proxy Statement entitled “Director Compensation” and “Remuneration of Executive Officers.

[116]

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At the 2018 Annual Meeting of Shareholders, the Corporation’s shareholders approved the First United Corporation 2018 Equity Compensation Plan (the “Equity Plan”), which authorizes the grant of stock options, stock appreciation rights, stock awards, dividend equivalents and other stock-based awards. The following table contains information about the Equity Plan as of December 31, 2018:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in
			column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	N/A	312,064	(1)
Equity compensation plans not approved by security holders	0	N/A	N/A

Total	0	N/A	312,064

Note:

(1)	In addition to stock options and stock appreciation rights, the Equity Plan permits the grant of stock awards, stock units, performance units, dividend equivalents, and other stock-based awards. Subject to the anti-dilution provisions of the Equity Plan, the maximum number of shares for which awards may be granted to any one participant in any calendar year is 20,000, without regard to whether an award is paid in cash or shares.

All other information required by this item is incorporated herein by reference to the section of the 2019 Proxy Statement entitled “Beneficial Ownership of Common Stock by Principal Shareholders and Management”.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the sections of the 2019 Proxy Statement entitled “Certain Relationships and Related Transactions” and “Corporate Governance Matters” (under “Director Independence”).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section of the 2019 Proxy Statement entitled “Audit Fees and Services”.

[117]

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1), (2) and (c) Financial Statements.

Report of Independent Registered Public Accounting Firm

Consolidated Statement of Financial Condition as of December 31, 2018 and 2017

Consolidated Statement of Income for the years ended December 31, 2018 and 2017

Consolidated Statement of Comprehensive Income for the years ended December 31, 2018 and 2017

Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2018 and 2017

Consolidated Statement of Cash Flows for the years ended December 31, 2018 and 2017

Notes to Consolidated Financial Statements for the years ended December 31, 2018 and 2017

(a)(3) and (b) Exhibits.

The exhibits filed or furnished with this annual report are listed in the following Exhibit Index.

Exhibit	Description

3.1(i)	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to First United Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 1998)

3.2(i)	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2(i) to First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007)

3.2(ii)	First Amendment to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2(ii) to First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007)

3.2(iii)	Second Amendment to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to First United Corporation’s Current Report on Form 8-K filed on February 9, 2009)

4.1	Letter Agreement, including the related Securities Purchase Agreement – Standard Terms, dated January 30, 2009 by and between First United Corporation and the U.S. Department of Treasury (incorporated by reference to Exhibit 10.1 to First United Corporation’s Form 8-K filed on February 2, 2009)

4.2	Certificate of Notice, including the Certificate of Designations incorporated therein, relating to the Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference Exhibit 4.1 to First United Corporation’s Form 8-K filed on February 2, 2009)

4.3	Sample Stock Certificate for Series A Preferred Stock for the Series A Preferred Stock (incorporated by reference Exhibit 4.3 to First United Corporation’s Form 8-K filed on February 2, 2009)

[118]

10.1	First United Bank & Trust Amended and Restated Defined Benefit Supplemental Executive Retirement Plan (previously called the Supplemental Executive Retirement Plan) (incorporated by reference to Exhibit 10.1 to First United Corporation’s Current Report on Form 8-K filed on February 1, 2019)

10.2	Form of Amended and Restated Participation Agreement under the Defined Benefit Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.2 to First United Corporation’s Current Report on Form 8-K filed on February 1, 2019)

10.3	Form of Endorsement Split Dollar Agreement between the Bank and each of William B. Grant, Robert W. Kurtz, Jeannette R. Fitzwater, Phillip D. Frantz, Eugene D. Helbig, Jr., Steven M. Lantz, Robin M. Murray, Carissa L. Rodeheaver, and Frederick A. Thayer, IV (incorporated by reference to Exhibit 10.3 to First United Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2003)

10.4	Amended and Restated First United Corporation Executive and Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to First United Corporation’s Current Report on Form 8-K filed on November 24, 2008)

10.5	Form of Amended and Restated First United Corporation Defined Contribution SERP Agreement (formerly called the SERP Alternative Participation Agreement) (filed herewith)

10.6	Amended and Restated First United Corporation Change in Control Severance Plan (incorporated by reference to Exhibit 10.5 to First United Corporation’s Current Report on Form 8-K filed on June 23, 2008)

10.7	Form of Agreement under the First United Corporation Change in Control Severance Plan, dated as of February 14, 2007 (incorporated by reference to Exhibit 10.3 to First United Corporation’s Current Report on Form 8-K filed on February 21, 2007)

10.8	Form of First Amendment to Agreement under the First United Corporation Change in Control Severance Plan, dated as of December 28, 2012 (incorporated by reference to Exhibit 10.10 to First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012)

10.9	Form of Agreement under the First United Corporation Change in Control Severance Plan, dated as of January 9, 2015, between First United Corporation and Keith R. Sanders (incorporated by reference to Exhibit 10.3 to First United Corporation’s Current Report on Form 8-K filed on January 9, 2015)

10.10	First United Corporation 2018 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to First United Corporation’s Current Report on Form 8-K filed on May 21, 2018)

21	Subsidiaries (filed herewith)

[119]

23.1	Consent of Baker Tilly Virchow Krause, LLP, Independent Registered Public Accounting Firm (filed herewith)

31.1	Certifications of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certifications of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST UNITED CORPORATION

Date: March 12, 2019	By:	/s/ Carissa L. Rodeheaver
Carissa L. Rodeheaver, CPA, CFP
Chairman of the Board, President
and Chief Executive Officer
(Principal Executive Officer)

Date: March 12, 2019	By:	/s/ Tonya K. Sturm
Tonya K. Sturm,
Senior Vice President and
Chief Financial Officer,
(Principal Financial Officer
and Principal Accounting Officer)

[120]

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ John F. Barr	/s/ Brian R. Boal
John F. Barr – Director	Brian R. Boal - Director
March 12, 2019	March 12, 2019

/s/ M. Kathryn Burkey	/s/ Robert W. Kurtz
M. Kathryn Burkey - Director	Robert W. Kurtz - Director
March 12, 2019	March 12, 2019

/s/ John W. McCullough	/s/ Elaine L. McDonald
John W. McCullough – Director	Elaine L. McDonald – Director
March 12, 2019	March 12, 2019

/s/ Carissa L. Rodeheaver	/s/ Gary R. Ruddell
Carissa L. Rodeheaver – Director, President	Gary R. Ruddell - Director
and Chief Executive Officer	March 12, 2019
(Principal Executive Officer)
March 12, 2019

/s/ I. Robert Rudy	/s/ Marisa A. Shockley
I. Robert Rudy - Director	Marisa A. Shockley - Director
March 12, 2019	March 12, 2019

/s/ Robert G. Stuck	/s/ H. Andrew Walls, III
Robert G. Stuck – Director	H. Andrew Walls, III - Director
March 12, 2019	March 12, 2019

/s/ Tonya K. Sturm
Tonya K. Sturm – Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
March 12, 2019

[121]