Form 10-Q
period 2019-03-31
FIRST UNITED CORP/MD/
filed 2019-05-07
CIK 763907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2019

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to ________________

Commission file number 0-14237

First United Corporation

(Exact name of registrant as specified in its charter)

Maryland	52-1380770
(State or other jurisdiction of	(I. R. S. Employer Identification No.)
incorporation or organization)

19 South Second Street, Oakland, Maryland	21550-0009
(Address of principal executive offices)	(Zip Code)

(800) 470-4356

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock	FUNC	Nasdaq Stock Market

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,088,987 shares of common stock, par value $.01 per share, as of April 30, 2019.

INDEX TO QUARTERLY REPORT

FIRST UNITED CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST UNITED CORPORATION

Consolidated Statement of Financial Condition

(In thousands, except per share data)

	March 31,	December 31,
	2019	2018
	(Unaudited)
Assets
Cash and due from banks	$53,112	$22,187
Interest bearing deposits in banks	892	1,354
Cash and cash equivalents	54,004	23,541
Investment securities – available for sale (at fair value)	136,514	137,641
Investment securities – held to maturity (fair value $97,364 at March 31, 2019 and $93,760 at December 31, 2018)	95,538	94,010
Restricted investment in bank stock, at cost	4,373	5,394
Loans	1,004,618	1,007,714
Allowance for loan losses	(11,548)	(11,047)
Net loans	993,070	996,667
Premises and equipment, net	37,616	37,855
Goodwill and other intangible assets, net	11,004	11,004
Bank owned life insurance	43,620	43,317
Deferred tax assets	6,835	7,844
Other real estate owned	6,167	6,598
Operating lease right-of-use asset	2,665	0
Accrued interest receivable and other assets	25,495	20,645
Total Assets	$1,416,901	$1,384,516

Liabilities and Shareholders’ Equity
Liabilities:
Non-interest bearing deposits	$288,213	$262,250
Interest bearing deposits	842,399	805,277
Total deposits	1,130,612	1,067,527

Short-term borrowings	39,695	77,707
Long-term borrowings	100,929	100,929
Operating lease liability	3,250	0
Accrued interest payable and other liabilities	19,377	20,649
Dividends payable	639	638
Total Liabilities	1,294,502	1,267,450

Shareholders’ Equity:
Common Stock – par value $.01 per share; Authorized 25,000 shares; issued and outstanding 7,089 shares at March 31, 2019 and 7,087 at December 31, 2018	71	71
Surplus	32,027	31,921
Retained earnings	111,989	109,477
Accumulated other comprehensive loss	(21,688)	(24,403)
Total Shareholders’ Equity	122,399	117,066
Total Liabilities and Shareholders’ Equity	$1,416,901	$1,384,516

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Operations

(In thousands, except per share data)

	Three months ended
	March 31,
	2019	2018
	(Unaudited)
Interest income
Interest and fees on loans	$12,190	$10,481
Interest on investment securities
Taxable	1,467	1,447
Exempt from federal income tax	280	238
Total investment income	1,747	1,685
Other	135	196
Total interest income	14,072	12,362
Interest expense
Interest on deposits	1,771	856
Interest on short-term borrowings	103	30
Interest on long-term borrowings	852	894
Total interest expense	2,726	1,780
Net interest income	11,346	10,582
Provision for loan losses	349	447
Net interest income after provision for loan losses	10,997	10,135
Other operating income
Net gains	14	34
Service charges on deposit accounts	519	563
Other service charges	208	229
Trust department	1,715	1,664
Debit card income	600	553
Bank owned life insurance	303	299
Brokerage commissions	238	245
Other	124	123
Total other income	3,707	3,676
Total other operating income	3,721	3,710
Other operating expenses
Salaries and employee benefits	6,218	5,808
FDIC premiums	111	133
Equipment	883	683
Occupancy	712	638
Data processing	941	932
Professional services	204	336
Contract labor	156	176
Line rentals	217	211
Other real estate owned	143	385
Other	1,105	1,389
Total other operating expenses	10,690	10,691
Income before income tax expense	4,028	3,154
Provision for income tax expense	877	648
Net Income	$3,151	$2,506
Basic and diluted net income per common share	$0.44	$0.35
Weighted average number of basic and diluted shares outstanding	7,088	7,067
Dividends declared per common share	$0.09	$0.09

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Comprehensive Income

(In thousands)

	Three months ended
	March 31,
	2019	2018
Comprehensive Income (in thousands)	(Unaudited)
Net Income	$3,151	$2,506

Other comprehensive income, net of tax and reclassification adjustments:
Net unrealized (losses)/gains on investments with OTTI	(80)	645

Net unrealized gains/(losses) on all other AFS securities	905	(1,078)

Net unrealized gains on HTM securities	55	45

Net unrealized (losses)/gains on cash flow hedges	(315)	443

Net unrealized gains on pension	2,129	736

Net unrealized gains on SERP	21	29

Other comprehensive income, net of tax	2,715	820

Comprehensive income	$5,866	$3,326

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at January 1, 2019	$71	$31,921	$109,477	$(24,403)	$117,066

Net income			3,151		3,151
Other comprehensive income				2,715	2,715
Stock based compensation		67			67
Common stock issued		39			39
Common stock dividend declared - $.09 per share			(639)		(639)

Balance at March 31, 2019	$71	$32,027	$111,989	$(21,688)	$122,399

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at January 1, 2018	$71	$31,553	$101,359	$(24,593)	$108,390

Net income			2,506		2,506
Other comprehensive income				820	820
Stock based compensation		53			53
Common stock dividend declared - $.09 per share			(635)		(635)

Balance at March 31, 2018	$71	$31,606	$103,230	$(23,773)	$111,134

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Cash Flows

(In thousands)

	Three months ended
	March 31,
	2019	2018
	(Unaudited)
Operating activities
Net income	$3,151	$2,506
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	349	447
Depreciation	756	548
Stock compensation	67	53
Gains on sales of other real estate owned	(30)	(20)
Write-downs of other real estate owned	117	295
Originations of loans held for sale	(2,630)	(5,137)
Proceeds from sale of loans held for sale	2,627	5,330
Gains from sale of loans held for sale	(20)	(43)
Net amortization of investment securities discounts and premiums- AFS	3	8
Net (accretion)/amortization of investment securities discounts and premiums- HTM	(12)	28
Losses on sales/calls of investment securities – available-for-sale	6	9
Earnings on bank owned life insurance	(303)	(299)
Amortization of deferred loan fees	(141)	(156)
Amortization of operating lease right-of-use asset	65	0
Increase in accrued interest receivable and other assets	(1,824)	(799)
Increase in deferred tax benefit	(1)	(512)
Decrease in operating lease liability	(67)	0
(Decrease)/increase in accrued interest payable and other liabilities	(1,116)	967
Net cash provided by operating activities	997	3,225

Investing activities
Proceeds from maturities/calls of investment securities available-for-sale	2,249	1,659
Proceeds from maturities/calls of investment securities held-to-maturity	1,238	1,726
Purchases of investment securities available-for-sale	0	(1,405)
Purchases of investment securities held-to-maturity	(2,754)	0
Proceeds from sales of other real estate owned	859	470
Net decrease/(increase) in FHLB stock	1,021	(148)
Net decrease/(increase) in loans	2,897	(19,868)
Purchases of loans	0	(25,168)
Purchases of premises and equipment	(517)	(2,220)
Net cash provided by/(used in) investing activities	4,993	(44,954)

Financing activities
Net increase/(decrease) in deposits	63,085	(21,527)
Proceeds from sale of common stock	39	0
Cash dividends on common stock	(639)	(635)
Net (decrease)/increase in short-term borrowings	(38,012)	6,365
Payments on long-term borrowings	0	(5,000)
Net cash provided by/(used in) financing activities	24,473	(20,797)
Increase/(decrease) in cash and cash equivalents	30,463	(62,526)
Cash and cash equivalents at beginning of the year	23,541	83,752
Cash and cash equivalents at end of period	$54,004	$21,226

Supplemental information
Interest paid	$2,691	$1,737
Taxes paid	$100	$0
Non-cash investing activities:
Transfers from loans to other real estate owned	$515	$118
Initial recognition of operating lease right-of-use assets	$2,730	$0
Initial recognition of operating lease liabilities	$3,317	$0

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

NoteS to Consolidated Financial Statements (UNAUDITED)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of First United Corporation and its consolidated subsidiaries, including First United Bank & Trust (the “Bank”), have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 270, Interim Reporting, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring items, have been included. Operating results for the three-month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the full year or for any future interim period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018. For purposes of comparability, certain prior period amounts have been reclassified to conform to the 2019 presentation. Such reclassifications had no impact on net income or equity.

As used in these notes, the term “the Corporation” refers to First United Corporation and, unless the context clearly requires otherwise, its consolidated subsidiaries.

The Corporation has evaluated events and transactions occurring subsequent to the statement of financial condition date of March 31, 2019 for items that should potentially be recognized or disclosed in these financial statements.

Note 2 – Earnings Per Common Share

Basic earnings per common share is derived by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents. Diluted earnings per share is derived by dividing net income available to common shareholders by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents. No common stock equivalents were outstanding at March 31, 2019.

The following tables set forth the calculation of basic and diluted earnings per common share for the three-month periods ended March 31, 2019 and 2018:

	Three months ended March 31,
	2019			2018
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Income	Shares	Amount
Basic and Diluted Earnings Per Share:
Net income	$3,151	7,088	$0.44	$2,506	7,067	$0.35

Note 3 – Net Gains

The following table summarizes the gain/(loss) activity for the three-month periods ended March 31, 2019 and 2018:

	Three months ended
	March 31,
(in thousands)	2019	2018
Net gains/(losses):
Available-for-sale securities:
Realized losses	(6)	(9)
Gains on sale of consumer loans	20	43
Net gains:	$14	$34

Note 4 – Investments

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

The following table shows a comparison of amortized cost and fair values of investment securities at March 31, 2019 and December 31, 2018:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCL
March 31, 2019
Available for Sale:
U.S. government agencies	$30,000	$0	$536	$29,464	$0
Commercial mortgage-backed agencies	38,141	0	1,165	36,976	0
Collateralized mortgage obligations	35,564	0	559	35,005	0
Obligations of states and political subdivisions	19,798	213	94	19,917	0
Collateralized debt obligations	18,362	0	3,210	15,152	(2,075)
Total available for sale	$141,865	$213	$5,564	$136,514	$(2,075)

Held to Maturity:
U.S. government agencies	$16,054	$401	$0	$16,455	$0
Residential mortgage-backed agencies	45,312	15	667	44,660	0
Commercial mortgage-backed agencies	15,745	213	0	15,958	0
Collateralized mortgage obligations	3,753	0	62	3,691	0
Obligations of states and political subdivisions	14,674	1,974	48	16,600	0
Total held to maturity	$95,538	$2,603	$777	$97,364	$0

December 31, 2018
Available for Sale:
U.S. government agencies	$30,000	$0	$974	$29,026	$0
Commercial mortgage-backed agencies	39,013	0	1,261	37,752	0
Collateralized mortgage obligations	36,669	0	965	35,704	0
Obligations of states and political subdivisions	20,083	132	333	19,882	0
Collateralized debt obligations	18,358	0	3,081	15,277	(1,966)
Total available for sale	$144,123	$132	$6,614	$137,641	$(1,966)
Held to Maturity:
U.S. government agencies	$16,017	$120	$0	$16,137	$0
Residential mortgage-backed agencies	46,491	6	1,287	45,210	0
Commercial mortgage-backed agencies	15,821	75	68	15,828	0
Collateralized mortgage obligations	3,761	0	156	3,605	0
Obligations of states and political subdivisions	11,920	1,156	96	12,980	0
Total held to maturity	$94,010	$1,357	$1,607	$93,760	$0

Proceeds from sales/calls of available for sale securities and the realized gains and losses are as follows:

	Three months ended
	March 31,
(in thousands)	2019	2018
Proceeds	$260	$235
Realized gains	0	0
Realized losses	6	9

The following table shows the Corporation’s investment securities with gross unrealized losses and fair values at March 31, 2019 and December 31, 2018, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrealized Losses	Number of Investments	Fair Value	Unrealized Losses	Number of Investments
March 31, 2019
Available for Sale:
U.S. government agencies	$0	$0	0	$29,464	$536	5
Commercial mortgage-backed agencies	0	0	0	36,976	1,165	8
Collateralized mortgage obligations	171	1	1	34,834	558	8
Obligations of states and political subdivisions	115	1	1	5,278	93	4
Collateralized debt obligations	5,949	478	4	9,201	2,732	5
Total available for sale	$6,235	$480	6	$115,753	$5,084	30

Held to Maturity:
Residential mortgage-backed agencies	3,623	15	2	36,833	652	26
Collateralized mortgage obligations	0	0	0	3,691	62	1
Obligations of states and political subdivisions	2,247	48	1	0	0	0
Total held to maturity	$5,870	$63	3	$40,524	$714	27

December 31, 2018
Available for Sale:
U.S. government agencies	$0	$0	0	$29,026	$974	5
Commercial mortgage-backed agencies	0	0	0	37,752	1,261	8
Collateralized mortgage obligations	232	1	1	35,472	964	8
Obligations of states and political subdivisions	3,310	48	5	11,068	285	8
Collateralized debt obligations	5,987	438	4	9,290	2,643	5
Total available for sale	$9,529	$487	10	$122,608	$6,127	34
Held to Maturity:
Residential mortgage-backed agencies	$3,605	$51	2	$41,448	$1,236	29
Commercial mortgage-backed agencies	0	0	0	7,656	68	1
Collateralized mortgage obligations	0	0	0	3,605	156	1
Obligations of states and political subdivisions	0	0	0	2,199	96	1
Total held to maturity	$3,605	$51	2	$54,908	$1,556	32

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

Management believes that the valuation of certain securities is a critical accounting policy that requires significant estimates in preparation of the Corporation’s consolidated financial statements. Management utilizes an independent third party to prepare both the impairment valuations and fair value determinations for the Corporation’s collateralized debt obligation (“CDO”) portfolio consisting of pooled trust preferred securities. See Note 7 for a discussion of the methodology used by management to determine the fair values of these securities. Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that there were no securities that had credit-related non-cash OTTI charges during the first three months of 2019.

The Corporation does not believe that the investment securities that were in an unrealized loss position at March 31, 2019 represent an other-than-temporary impairment. The Corporation does not intend to sell nor is it anticipated that it would be required to sell any of its impaired investment securities at a loss.

The following tables present a cumulative roll-forward of the amount of non-cash OTTI charges related to credit losses which have been recognized in earnings for the trust preferred securities in the CDO portfolio held and not intended to be sold for the three-month periods ended March 31, 2019 and 2018:

	Three months ended March 31,
(in thousands)	2019	2018
Balance of credit-related OTTI at January 1	$2,646	$2,958
Reduction for increases in cash flows expected to be collected	(49)	(55)
Balance of credit-related OTTI at March 31	$2,597	$2,903

The amortized cost and estimated fair value of securities by contractual maturity at March 31, 2019 are shown in the following table. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2019
(in thousands)	Amortized Cost	Fair Value
Contractual Maturity
Available for Sale:
Due in one year or less	$227	$228
Due after one year through five years	16,768	16,614
Due after five years through ten years	21,799	21,388
Due after ten years	29,366	26,303
	68,160	64,533
Commercial mortgage-backed agencies	38,141	36,976
Collateralized mortgage obligations	35,564	35,005
Total available for sale	$141,865	$136,514
Held to Maturity:
Due after one year through five years	$8,363	$8,556
Due after five years through ten years	7,691	7,899
Due after ten years	14,674	16,600
	30,728	33,055
Residential mortgage-backed agencies	45,312	44,660
Commercial mortgage-backed agencies	15,745	15,958
Collateralized mortgage obligations	3,753	3,691
Total held to maturity	$95,538	$97,364

Note 5 – Loans and Related Allowance for Loan Losses

The following table summarizes the primary segments of the loan portfolio at March 31, 2019 and December 31, 2018:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
March 31, 2019

Individually evaluated for impairment	$4,351	$8,013	$27	$3,943	$24	$16,358
Collectively evaluated for impairment	$295,115	$115,313	$109,392	$434,664	$33,776	$988,260
Total loans	$299,466	$123,326	$109,419	$438,607	$33,800	$1,004,618

December 31, 2018

Individually evaluated for impairment	$5,239	$693	$17	$4,616	$10	$10,575
Collectively evaluated for impairment	$301,682	$117,667	$111,449	$432,291	$34,050	$997,139
Total loans	$306,921	$118,360	$111,466	$436,907	$34,060	$1,007,714

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention and Substandard within the internal risk rating system at March 31, 2019 and December 31, 2018:

(in thousands)	Pass	Special Mention	Substandard	Total
March 31, 2019
Commercial real estate
Non owner-occupied	$138,286	$7,553	$2,285	$148,124
All other CRE	144,863	1,738	4,741	151,342
Acquisition and development
1-4 family residential construction	13,949	0	0	13,949
All other A&D	101,567	0	7,810	109,377
Commercial and industrial	105,428	0	3,991	109,419
Residential mortgage
Residential mortgage - term	362,573	0	4,444	367,017
Residential mortgage - home equity	70,154	142	1,294	71,590
Consumer	33,694	4	102	33,800
Total	$970,514	$9,437	$24,667	$1,004,618

December 31, 2018
Commercial real estate
Non owner-occupied	$145,260	$2,904	$2,348	$150,512
All other CRE	149,076	1,752	5,581	156,409
Acquisition and development
1-4 family residential construction	16,003	0	0	16,003
All other A&D	94,428	7,378	551	102,357
Commercial and industrial	107,174	3,703	589	111,466
Residential mortgage
Residential mortgage - term	359,305	0	4,703	364,008
Residential mortgage - home equity	71,666	143	1,090	72,899
Consumer	33,952	4	104	34,060
Total	$976,864	$15,884	$14,966	$1,007,714

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

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans at March 31, 2019 and December 31, 2018:

(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due and Accruing	Non-Accrual	Total Loans
March 31, 2019
Commercial real estate
Non owner-occupied	$147,980	$0	$0	$0	$0	$144	$148,124
All other CRE	149,687	127	26	0	153	1,502	151,342
Acquisition and development
1-4 family residential construction	13,834	115	0	0	115	0	13,949
All other A&D	101,644	258	0	0	258	7,475	109,377
Commercial and industrial	108,266	1,116	10	0	1,126	27	109,419
Residential mortgage
Residential mortgage - term	363,383	1,887	271	8	2,166	1,468	367,017
Residential mortgage - home equity	70,040	527	100	0	627	923	71,590
Consumer	33,556	172	48	0	220	24	33,800
Total	$988,390	$4,202	$455	$8	$4,665	$11,563	$1,004,618

December 31, 2018
Commercial real estate
Non owner-occupied	$150,339	$0	$0	$0	$0	$173	$150,512
All other CRE	153,977	464	0	0	464	1,968	156,409
Acquisition and development
1-4 family residential construction	16,003	0	0	0	0	0	16,003
All other A&D	94,540	197	7,411	62	7,670	147	102,357
Commercial and industrial	111,436	29	1	0	30	0	111,466
Residential mortgage
Residential mortgage - term	360,073	302	1,359	363	2,024	1,911	364,008
Residential mortgage - home equity	71,611	461	114	0	575	713	72,899
Consumer	33,832	140	73	5	218	10	34,060
Total	$991,811	$1,593	$8,958	$430	$10,981	$4,922	$1,007,714

Non-accrual loans totaled $11.6 million at March 31, 2019, compared to $4.9 million at December 31, 2018. The increase in non-accrual balances at March 31, 2019 was primarily due to entering a forbearance agreement with one large A&D loan totaling $7.0 million during the quarter. At December 31, 2018, it was expected that this loan would be paid off by a prospective buyer. In first quarter of 2019, the buyer declined to pursue the transaction and, subsequently, the Company entered into a forbearance agreement and placed the loan on non-accrual. Non-accrual loans that have been subject to partial charge-offs totaled $.2 million at March 31, 2019, compared to $.3 million at December 31, 2018. Loans secured by 1-4 family residential real estate properties in the process of foreclosure were $.1 million at March 31, 2019 and $.3 million at December 31, 2018.

Accruing loans past due 30 days or more decreased to .46% of the loan portfolio at March 31, 2019, compared to 1.09% at December 31, 2018. The decrease for the first three months of 2019 was primarily due to the movement of one large A&D loan to non-accrual in the first quarter 2019.

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

The following table summarizes the primary segments of the ALL at March 31, 2019 and December 31, 2018, segregated by the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
March 31, 2019

Individually evaluated for impairment	$12	$720	$0	$71	$4	$0	$807
Collectively evaluated for impairment	$2,763	$1,618	$1,125	$4,426	$309	$500	$10,741
Total ALL	$2,775	$2,338	$1,125	$4,497	$313	$500	$11,548

December 31, 2018

Individually evaluated for impairment	$13	$25	$0	$106	$0	$0	$144
Collectively evaluated for impairment	$2,767	$1,696	$1,187	$4,438	$315	$500	$10,903
Total ALL	$2,780	$1,721	$1,187	$4,544	$315	$500	$11,047

The evaluation of the need and amount of a specific allocation of the ALL and whether a loan can be removed from impairment status is made on a quarterly basis.

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required at March 31, 2019 and December 31, 2018:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
(in thousands)	Recorded Investment	Related Allowances	Recorded Investment	Recorded Investment	Unpaid Principal Balance
March 31, 2019
Commercial real estate
Non owner-occupied	$120	$12	$144	$264	$8,458
All other CRE	0	0	4,087	4,087	4,087
Acquisition and development
1-4 family residential construction	0	0	310	310	310
All other A&D	7,666	720	37	7,703	7,774
Commercial and industrial	0	0	27	27	2,241
Residential mortgage
Residential mortgage - term	1,219	62	1,802	3,021	3,244
Residential mortgage – home equity	171	9	751	922	935
Consumer	15	4	9	24	24
Total impaired loans	$9,191	$807	$7,167	$16,358	$27,073

December 31, 2018
Commercial real estate
Non owner-occupied	$121	$13	$173	$294	$8,488
All other CRE	0	0	4,945	4,945	4,945
Acquisition and development
1-4 family residential construction	0	0	316	316	316
All other A&D	230	25	147	377	525
Commercial and industrial	0	0	17	17	2,231
Residential mortgage
Residential mortgage - term	993	106	2,910	3,903	4,130
Residential mortgage – home equity	0	0	713	713	726
Consumer	0	0	10	10	10
Total impaired loans	$1,344	$144	$9,231	$10,575	$21,371

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

The following tables present the activity in the ALL for the three-month periods ended March 31, 2019 and 2018:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
ALL balance at January 1, 2019	$2,780	$1,721	$1,187	$4,544	$315	$500	$11,047
Charge-offs	0	(29)	0	(12)	(68)	0	(109)
Recoveries	29	12	51	108	61	0	261
Provision	(34)	634	(113)	(143)	5	0	349
ALL balance at March 31, 2019	$2,775	$2,338	$1,125	$4,497	$313	$500	$11,548

ALL balance at January 1, 2018	$3,699	$1,257	$869	$3,444	$203	$500	$9,972
Charge-offs	0	(91)	0	(154)	(68)	0	(313)
Recoveries	59	214	18	38	35	0	364
Provision	218	(220)	(27)	350	126	0	447
ALL balance at March 31, 2018	$3,976	$1,160	$860	$3,678	$296	$500	$10,470

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

The following table presents the average recorded investment in impaired loans by class and related interest income recognized for the periods indicated:

	Three months ended			Three months ended
	March 31, 2019			March 31, 2018
(in thousands)	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis
Commercial real estate
Non owner-occupied	$280	$3	$0	$2,660	$4	$66
All other CRE	4,516	38	0	5,142	49	56
Acquisition and development
1-4 family residential construction	313	5	0	527	6	0
All other A&D	4,040	3	0	426	3	0
Commercial and industrial	22	0	0	493	5	0
Residential mortgage
Residential mortgage - term	3,462	28	8	3,595	32	0
Residential mortgage – home equity	818	0	0	627	0	7
Consumer	17	0	0	28	0	0
Total	$13,468	$77	$8	$13,498	$99	$129

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

There were 14 loans totaling $4.2 million and 16 loans totaling $4.9 million that were classified as TDRs at March 31, 2019 and December 31, 2018, respectively. The following tables present the volume and recorded investment at that time of modification of TDRs by class and type of modification that occurred during the periods indicated:

	Temporary Rate Modification		Extension of Maturity		Modification of Payment and Other Terms
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Three months ended March 31, 2019
Commercial real estate
Non owner-occupied	0	$0	0	$0	0	$0
All other CRE	0	0	0	0	0	0
Acquisition and development
1-4 family residential construction	0	0	0	0	0	0
All other A&D	0	0	0	0	1	227
Commercial and industrial	0	0	0	0	0	0
Residential mortgage
Residential mortgage – term	0	0	0	0	1	243
Residential mortgage – home equity	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Total	0	$0	0	$0	2	$470

During the three months ended March 31, 2019, there were no new TDRs but two existing TDRs that had reached their modification maturity dates were re-modified. These re-modifications did not impact the ALL. During the three months ended March 31, 2019, there were no payment defaults.

During the three months ended March 31, 2018, there were no new TDRs, no modifications on existing TDRs and no payment defaults.

Note 6 - Other Real Estate Owned

The following table presents the components of other real estate owned (“OREO”) at March 31, 2019 and December 31, 2018:

(in thousands)	March 31, 2019	December 31, 2018
Commercial real estate	$2,083	$2,599
Acquisition and development	3,137	3,218
Commercial and industrial	0	24
Residential mortgage	947	757
Total OREO	$6,167	$6,598

The following table presents the activity in the OREO valuation allowance for the three-month periods ended March 31, 2019 and 2018:

	For the Three months Ended
	March 31,
(in thousands)	2019	2018
Balance beginning of period	$1,988	$2,740
Fair value write-down	117	295
Sales of OREO	(739)	(124)
Balance at end of period	$1,366	$2,911

The following table presents the components of OREO expenses, net, for the three-month periods ended March 31, 2019 and 2018:

	For the Three months Ended
	March 31,
(in thousands)	2019	2018
Gains on real estate, net	$(30)	$(20)
Fair value write-down, net	117	295
Expenses, net	75	148
Rental and other income	(19)	(38)
Total OREO expense, net	$143	$385

Note 7 – Fair Value of Financial Instruments

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

Management believes that the Corporation’s valuation techniques are appropriate and consistent with the techniques used by other market participants. However, the use of different methodologies and assumptions could result in a different estimate of fair values at the reporting date. The valuation techniques used by the Corporation to measure, on a recurring and non-recurring basis, the fair value of assets as of March 31, 2019 are discussed in the paragraphs that follow.

Investments – The investment portfolio is classified and accounted for based on the guidance of ASC Topic 320, Investments – Debt and Equity Securities.

The fair value of investments is determined using a market approach. As of March 31, 2019, the U.S. Government agencies, residential and commercial mortgage-backed securities, collateralized mortgage obligations, and state and political subdivisions bonds, excluding the TIF bonds, segments are classified as Level 2 within the valuation hierarchy. Their fair values were determined based upon market-corroborated inputs and valuation matrices, which were obtained through third party data service providers or securities brokers through which the Corporation has historically transacted both purchases and sales of investment securities. The TIF bonds are classified as Level 3 within the valuation hierarchy as they are not openly traded.

The CDO segment, which consists of pooled trust preferred securities issued by banks, thrifts and insurance companies, is classified as Level 3 within the valuation hierarchy. At March 31, 2019, the Corporation owned nine pooled trust preferred securities with an amortized cost of $18.4 million and a fair value of $15.2 million. As of March 31, 2019, the market for these securities is not active and the markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive, as few CDOs have been issued since 2007. There are currently very few market participants who are willing to effect transactions in these securities. The market values for these securities or any securities other than those issued or guaranteed by the U.S. Department of the Treasury (the “Treasury”) are depressed relative to historical levels. Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue. Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (a) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at March 31, 2019, (b) an income valuation approach technique (i.e. present value) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than a market approach, and (c) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management relies on an independent third party to prepare both the evaluations of OTTI as well as the fair value determinations for its CDO portfolio. Management believes that the valuations are adequately reflected at March 31, 2019.

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

For Level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2019 and December 31, 2018, the significant unobservable inputs used in the fair value measurements were as follows:

(in thousands)	Fair Value at March 31, 2019	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:

Investment Securities – available for sale	$15,152	Discounted Cash Flow	Discount Rate	Range of LIBOR+ 4.50%

Non-recurring:

Impaired Loans	$8,087	Market Comparable Properties	Marketability Discount	10.0% - 15.0% (1) (weighted avg 12.8%)

Other Real Estate Owned	$786	Market Comparable Properties	Marketability Discount	10.0% - 15.0% (1) (weighted avg 14.6%)

(in thousands)	Fair Value at December 31, 2018	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:

Investment Securities – available for sale	$15,277	Discounted Cash Flow	Discount Rate	Range of LIBOR+ 4.50%

Non-recurring:

Impaired Loans	$1,316	Market Comparable Properties	Marketability Discount	10.0% - 15.0% (1) (weighted avg 12.8%)

Other Real Estate Owned	$2,707	Market Comparable Properties	Marketability Discount	10.0% - 15.0% (1) (weighted avg 13.5%)

NOTE:

(1)	Range would include discounts taken since appraisal and estimated values

For assets measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2019 and December 31, 2018 are as follows:

		Fair Value Measurements at March 31, 2019 Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	03/31/2019	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$29,464		$29,464
Commercial mortgage-backed agencies	$36,976		$36,976
Collateralized mortgage obligations	$35,005		$35,005
Obligations of states and political subdivisions	$19,917		$19,917
Collateralized debt obligations	$15,152			$15,152
Financial Derivatives	$612		$612
Non-recurring:
Impaired loans	$8,087			$8,087
Other real estate owned	$786			$786

		Fair Value Measurements at December 31, 2018 Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	12/31/2018	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$29,026		$29,026
Commercial mortgage-backed agencies	$37,752		$37,752
Collateralized mortgage obligations	$35,704		$35,704
Obligations of states and political subdivisions	$19,882		$19,882
Collateralized debt obligations	$15,277			$15,277
Financial Derivative	$1,043		$1,043
Non-recurring:
Impaired loans	$1,316			$1,316
Other real estate owned	$2,707			$2,707

There were no transfers of assets between any of the fair value hierarchy for the three-month periods ended March 31, 2019 or 2018.

The following tables show a reconciliation of the beginning and ending balances for fair valued assets measured on a recurring basis using Level 3 significant unobservable inputs for the three-month periods ended March 31, 2019 and 2018:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale
Beginning balance January 1, 2019	$15,277
Total losses realized/unrealized:
Included in other comprehensive income	(125)
Ending balance March 31, 2019	$15,152

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale
Beginning balance January 1, 2018	$14,920
Total gains realized/unrealized:
Included in other comprehensive income	1,057
Ending balance March 31, 2018	$15,977

Gains (realized and unrealized) included in earnings for the periods identified above are reported in the Consolidated Statement of Operations in Other Operating Income. There were no gains or losses included in earnings attributable to the change in realized/unrealized gains or losses related to the assets for the three-month periods ended March 31, 2019 and 2018.

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

The following tables present fair value information about financial instruments, whether or not recognized in the Consolidated Statement of Financial Condition, for which it is practicable to estimate that value. The actual carrying amounts and estimated fair values of the Corporation’s financial instruments that are included in the Consolidated Statement of Financial Condition are as follows:

	March 31, 2019		Fair Value Measurements
	Carrying	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$53,112	$53,112	$53,112
Interest bearing deposits in banks	892	892	892
Investment securities - AFS	136,514	136,514		$121,362	$15,152
Investment securities - HTM	95,538	97,364		80,764	16,600
Restricted bank stock	4,373	4,373		4,373
Loans, net	993,070	971,274			971,274
Financial derivatives	612	612		612
Accrued interest receivable	4,268	4,268		4,268

Financial Liabilities:
Deposits – non-maturity	874,296	874,296		874,296
Deposits – time deposits	256,316	257,122		257,122
Short-term borrowed funds	39,695	39,695		39,695
Long-term borrowed funds	100,929	102,508		102,508
Accrued interest payable	490	490		490
Off balance sheet financial instruments	0	0	0

	December 31, 2018		Fair Value Measurements
	Carrying	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$22,187	$22,187	$22,187
Interest bearing deposits in banks	1,354	1,354	1,354
Investment securities - AFS	137,641	137,641		$122,364	$15,277
Investment securities - HTM	94,010	93,760		80,780	12,980
Restricted bank stock	5,394	5,394		5,394
Loans, net	996,667	967,198			967,198
Financial derivative	1,043	1,043		1,043
Accrued interest receivable	4,175	4,175		4,175

Financial Liabilities:
Deposits- non-maturity	815,858	815,858		815,858
Deposits- time deposits	251,669	252,146		252,146
Short-term borrowed funds	77,707	77,707		77,707
Long-term borrowed funds	100,929	102,590		102,590
Accrued interest payable	455	455		455
Off balance sheet financial instruments	0	0	0

Note 8 – Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive loss for the 12 months ended December 31, 2018 and the three-month period ended March 31, 2019:

(in thousands)	Investment securities- with OTTI AFS	Investment securities- all other AFS	Investment securities- HTM	Cash Flow Hedge	Pension Plan	SERP	Total
Accumulated OCL, net:
Balance – January 1, 2018	$(2,939)	$(2,979)	$(1,347)	$582	$(17,066)	$(844)	$(24,593)
Other comprehensive income/(loss) before reclassifications	1,194	(540)	0	191	(1,833)	202	(786)
Amounts reclassified from accumulated other comprehensive loss	(154)	(82)	216	0	882	114	976
Balance – December 31, 2018	$(1,899)	$(3,601)	$(1,131)	$773	$(18,017)	$(528)	$(24,403)
Other comprehensive income/(loss) before reclassifications	(44)	901	0	(315)	1,933	0	2,475
Amounts reclassified from accumulated other comprehensive loss	(36)	4	55	0	196	21	240
Balance - March 31, 2019	$(1,979)	$(2,696)	$(1,076)	$458	$(15,888)	$(507)	$(21,688)

The following tables present the components of other comprehensive income/(loss) for the three-month periods ended March 31, 2019 and 2018:

Components of Other Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the three months ended March 31, 2019
Available for sale (AFS) securities with OTTI:
Unrealized holding losses	$(60)	$16	$(44)
Less: accretable yield recognized in income	49	(13)	36
Net unrealized losses on investments with OTTI	(109)	29	(80)

Available for sale securities – all other:
Unrealized holding gains	1,236	(335)	901
Less: losses recognized in income	(6)	2	(4)
Net unrealized gains on all other AFS securities	1,242	(337)	905

Held to maturity securities:
Unrealized holding gains	0	0	0
Less: amortization recognized in income	(75)	20	(55)
Net unrealized gains on HTM securities	75	(20)	55

Cash flow hedges:
Unrealized holding losses	(432)	117	(315)

Pension Plan:
Unrealized net actuarial gain	2,652	(719)	1,933
Less: amortization of unrecognized loss	(269)	73	(196)
Net pension plan liability adjustment	2,921	(792)	2,129

SERP:
Unrealized net actuarial loss	0	0	0
Less: amortization of unrecognized loss	(29)	7	(22)
Less: amortization of prior service costs	1	0	1
Net SERP liability adjustment	28	(7)	21
Other comprehensive income	$3,725	$(1,010)	$2,715

Components of Other Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the three months ended March 31, 2018
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$939	$(254)	$685
Less: accretable yield recognized in income	55	(15)	40
Net unrealized gains on investments with OTTI	884	(239)	645

Available for sale securities – all other:
Unrealized holding losses	(1,487)	402	(1,085)
Less: losses recognized in income	(9)	2	(7)
Net unrealized losses on all other AFS securities	(1,478)	400	(1,078)

Held to maturity securities:
Unrealized holding gains	0	0	0
Less: amortization recognized in income	(76)	31	(45)
Net unrealized gains on HTM securities	76	(31)	45

Cash flow hedges:
Unrealized holding gains	607	(164)	443

Pension Plan:
Unrealized net actuarial gain	707	(191)	516
Less: amortization of unrecognized loss	(300)	81	(219)
Less: amortization of prior service costs	(2)	1	(1)
Net pension plan liability adjustment	1,009	(273)	736

SERP:
Unrealized net actuarial loss	0	0	0
Less: amortization of unrecognized loss	(41)	11	(30)
Less: amortization of prior service costs	1	0	1
Net SERP liability adjustment	40	(11)	29
Other comprehensive income	$1,138	$(318)	$820

The following table presents the details of amount reclassified from accumulated other comprehensive loss for the three-month periods ended March 31, 2019 and 2018:

Amounts Reclassified from Accumulated Other Comprehensive Loss (in thousands)	For the three months ended March 31, 2019	For the three months ended March 31, 2018	Affected Line Item in the Statement Where Net Income is Presented
Net unrealized gains on investment securities with OTTI:
Accretable yield	49	55	Interest income on taxable investment securities
Taxes	(13)	(15)	Provision for income tax expense
	$36	$40	Net of tax
Net unrealized losses on available for sale investment securities - all others:
Losses on calls	$(6)	$(9)	Net gains
Taxes	2	2	Provision for income tax expense
	$(4)	$(7)	Net of tax
Net unrealized losses on held to maturity securities:
Amortization	$(75)	$(76)	Interest income on taxable investment securities
Taxes	20	31	Provision for income tax expense
	$(55)	$(45)	Net of tax
Net pension plan liability adjustment:
Amortization of unrecognized loss	$(269)	$(300)	Other Expense
Amortization of prior service costs	0	(2)	Salaries and employee benefits
Taxes	73	82	Provision for income tax expense
	$(196)	$(220)	Net of tax
Net SERP liability adjustment:
Amortization of unrecognized loss	$(29)	$(41)	Other Expense
Amortization of prior service costs	1	1	Salaries and employee benefits
Taxes	7	11	Provision for income tax expense
	$(21)	$(29)	Net of tax

Total reclassifications for the period	$(240)	$(261)	Net of tax

Note 9 – Leases

On January 1, 2019, the Corporation adopted Accounting Standards Update (“ASU”) 20016-02, “Leases” (Topic 842) and all subsequent ASUs that modified Topic 842. The adoption of Topic 842 affected the accounting treatment for operating lease agreements in which the Corporation is the lessee.

Lessee Accounting

Substantially all of the leases in which the Corporation is the lessee are comprised of real estate property for branches, ATM locations, and office equipment with terms extending through 2030. All of the Corporation’s leases are now classified as operating leases and, therefore, were previously not recognized on the Corporation’s Consolidated Statement of Financial Condition. With the adoption of Topic 842, operating lease agreements are required to be recognized on the Consolidated Statement of Financial Condition as a right-of-use (“ROU”) asset and a corresponding lease liability.

The following table represents the Consolidated Statement of Financial Condition classification of the Corporation’s ROU assets and lease liabilities. The Corporation elected not to include short-term leases (i.e., leases with remaining terms of 12 months or less), or equipment leases that were deemed immaterial on the Consolidated Statement of Financial Condition.

(in thousands)	March 31, 2019
Lease Right-of Use Assets
Operating lease right-of-use assets	$2,665
Lease Liabilities
Operating lease liabilities	$3,250

In calculating the present value of the lease payments, the Corporation has utilized its incremental borrowing rate based on electing the original lease term to account for each lease component.

The following table presents the weighted-average lease term and discount rate for operating leases at March 31, 2019:

March 31, 2019
Weighted-average remaining lease term
Operating leases	9.01 years

Weighted-average discount rate
Operating leases	5.09%

The Corporation elected, for all classes of underlying assets, to separate lease and non-lease components. Total operating lease expense for the three months ended March 31, 2019 was $.1 million. Short-term lease expense was $24 thousand for the three months ended March 31, 2019.

Future minimum payments for operating leases with initial or remaining terms of one year or more at March 31, 2019 were as follows:

(in thousands)	Operating Leases

2019 (remainder of year)	$343
2020	467
2021	466
2022	459
2023	393
Thereafter	1,983
Total future minimum lease payments	4,111
Amounts representing interest	(861)
Present value of net future minimum lease payments	$3,250

Note 10 –Borrowed Funds

The following is a summary of short-term borrowings with original maturities of less than one year:

(Dollars in thousands)	Three months ended March 31, 2019	Year ended December 31, 2018
Short-term Correspondent Bank Advance:
Overnight borrowings, weighted average interest rate of 2.70% at December 31, 2018	$0	$40,000

Securities sold under agreements to repurchase:
Outstanding at end of period	$39,695	$37,707
Weighted average interest rate at end of period	0.66%	0.24%
Maximum amount outstanding as of any month end	$40,579	$55,648
Average amount outstanding	$37,624	$44,045
Approximate weighted average rate during the period	0.69%	0.20%

At March 31, 2019, the repurchase agreements were secured by $52.1 million in investment securities issued by government related agencies. A minimum of 102% of fair value is pledged against account balances.

At March 31, 2019, the long-term FHLB advances were secured by $214.4 million in loans.

Note 11 – Employee Benefit Plans

The following tables present the components of the net periodic pension plan cost for First United Corporation’s noncontributory Defined Benefit Pension Plan (the “Pension Plan”) and the Bank’s Defined Benefit Supplemental Executive Retirement Plan (“Defined Benefit SERP”) for the periods indicated:

Pension	For the three months ended
	March 31,
(in thousands)	2019	2018
Service cost	$67	$81
Interest cost	437	397
Expected return on assets	(764)	(810)
Amortization of net actuarial loss	269	300
Amortization of prior service cost	0	2
Net pension credit included in employee benefits and other expense	$9	$(30)

Defined Benefit SERP	For the three months ended
	March 31,
(in thousands)	2019	2018
Service cost	$24	$28
Interest cost	82	75
Amortization of recognized loss	29	41
Amortization of prior service cost	(1)	(1)
Net Defined Benefit SERP expense included in employee benefits and other expense	$134	$143

The service cost component of net periodic benefit cost is included in salaries and benefits and all other components of net periodic benefit cost are included in other noninterest expense in the Consolidated Statement of Operations for the Corporation’s Pension and Defined Benefit SERP plans.

The Pension Plan is a noncontributory defined benefit pension plan that covers our employees who were hired prior to the freeze and others who were grandfathered into the plan. The benefits are based on years of service and the employees’ compensation during the last five years of employment.

Effective April 30, 2010, the Pension Plan was amended, resulting in a “soft freeze”, the effect of which prohibits new entrants into the plan and ceases crediting of additional years of service after that date. Effective January 1, 2013, the Pension Plan was amended to unfreeze it for those employees for whom the sum of (a) their ages, at their closest birthday, plus bi) years of service for vesting purposes equals 80 or greater. The “soft freeze” continues to apply to all other plan participants. Pension benefits for these participants are managed through discretionary contributions to the First United Corporation 401(k) Profit Sharing Plan (the “401(k) Plan”).

The Bank established the Defined Benefit SERP in 2001 as an unfunded supplemental executive retirement plan. The Defined Benefit SERP is available only to a select group of management or highly compensated employees to provide supplemental retirement benefits in excess of limits imposed on qualified plans by federal tax law. Concurrent with the establishment of the Defined Benefit SERP, the Bank acquired Bank Owned Life Insurance (“BOLI”) policies on the senior management personnel and officers of the Bank. The benefits resulting from the favorable tax treatment accorded the earnings on the BOLI policies are intended to provide a source of funds for the future payment of the Defined Benefit SERP benefits as well as other employee benefit costs.

The benefit obligation activity for both the Pension Plan and Defined Benefit SERP was calculated using an actuarial measurement date of January 1. Plan assets and the benefit obligations were calculated using an actuarial measurement date of December 31.

The Corporation will assess the need for future annual contributions to the pension plan based upon its funded status and an evaluation of the future benefits to be provided thereunder. A contribution of $2.0 million was made to the pension plan during the first three months of 2019. The Corporation expects to fund the annual projected benefit payments for the Defined Benefit SERP from operations.

On January 9, 2015, First United Corporation and members of management who do not participate in the Defined Benefit SERP entered into participation agreements under the Deferred Compensation Plan, each styled as a Defined Contribution SERP Agreement (the “Contribution Agreement”).  Pursuant to each Contribution Agreement, First United Corporation agreed, for each Plan Year (as defined in the Deferred Compensation Plan) in which it determines that it has been Profitable (as defined in the Contribution Agreement), to make a discretionary contribution to the participant’s Employer Account in an amount equal to 15% of the participant’s base salary level for such Plan Year, with the first Plan Year being the year ending December 31, 2015.  The Contribution Agreement provides that the participant will become 100% vested in the amount maintained in his or her Employer Account upon the earliest to occur of the following events: (a) Normal Retirement (as defined in the Contribution Agreement); (b)  Separation from Service (as defined in the Contribution Agreement) following a Change of Control (as defined in the Deferred Compensation Plan) and subsequent Triggering Event (as defined in the Contribution Agreement); (c) Separation from Service due to a Disability (as defined in the Contribution Agreement); (d) with respect to a particular award of Employer Contribution Credits, the participant’s completion of two consecutive Years of Service (as defined in the Contribution Agreement) immediately following the Plan Year for which such award was made; or (e) death.  Notwithstanding the foregoing, however, a participant will lose entitlement to the amount maintained in his or her Employer Account in the event employment is terminated for Cause (as defined in the Contribution Agreement).  In addition, the Contribution Agreement conditions entitlement to the amounts held in the Employer Account on the participant (1) refraining from engaging in Competitive Employment (as defined in the Contribution Agreement) for three years following his or her Separation from Service, (2) refraining from injurious disclosure of confidential information concerning the Corporation, and (3) remaining available, at the First United Corporation’s reasonable request, to provide at least six hours of transition services per month for 12 months following his or her Separation from Service (except in the case of death or Disability), except that only item (2) will apply in the event of a Separation from Service following a Change of Control and subsequent Triggering Event.

In January 2017, the Board of Directors approved discretionary contributions to four participants totaling $112,780. The contributions had a two-year vesting period that ended at December 31, 2018. In January 2018, the Board approved discretionary contributions to four participants totaling $119,252. The contributions have a two-year vesting period. The Corporation recorded $14,906 of the related compensation for the first three months of 2019 and 2018. In January 2019, the Board of Directors of First United Corporation approved discretionary contributions to four participants totaling $123,179. The contributions also have a two-year vesting period. The Corporation recorded $18,788 of related compensation expense for the first three months of 2019.

Note 12 - Equity Compensation Plan Information

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

Stock-based awards were made to non-employee directors in May 2018 pursuant to First United Corporation’s director compensation policy. Each director receives an annual retainer of 1,000 shares of First United Corporation common stock, plus $10,000 to be paid, at the director’s election, in cash or additional shares of common stock. In 2018, a total of 12,936 fully-vested shares of common stock were issued to directors, which had a grant date fair market value of $20.63 per share. Director stock compensation expense was $66,717 for the three months ended March 31, 2019 and $53,558 for the three months ended March 31, 2018.

Note 13 – Letters of Credit and Off Balance Sheet Liabilities

The Corporation does not issue any guarantees that would require liability recognition or disclosure other than the standby letters of credit issued by the Bank.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, the Bank’s letters of credit are issued with expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting these commitments.  The Bank had $3.6 million of outstanding standby letters of credit at March 31, 2019 and $3.4 million at December 31, 2018. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required by the letters of credit.  Management does not believe that the amount of the liability associated with guarantees under standby letters of credit outstanding at March 31, 2019 and December 31, 2018 is material.

Note 14 – Derivative Financial Instruments

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

In March 2016, the Corporation entered into four interest rate swap contracts totaling $30.0 million notional amount, hedging future cash flows associated with floating rate trust preferred debt. These contracts are a three-year $5.0 million contract that matures on June 17, 2019, a five-year $5.0 million contract that matures on March 17, 2021, a seven-year $5.0 million contract that matures on March 17, 2023 and a 10-year $15.0 million contract maturing March 17, 2026.

The fair value of the interest rate swap contracts was $.6 million and $1.0 million at March 31, 2019 and December 31, 2018, respectively.

For the three months ended March 31, 2019, the Corporation recorded a decrease in the value of the derivatives of $.4 million and the related deferred tax of $117 thousand in net accumulated other comprehensive loss to reflect the effective portion of cash flow hedges. ASC Subtopic 815-30 requires this amount to be reclassified to earnings if the hedge becomes ineffective or is terminated. There was no hedge ineffectiveness recorded for the three months ended March 31, 2019. The Corporation does not expect any losses relating to these hedges to be reclassified into earnings within the next 12 months.

Interest rate swap agreements are entered into with counterparties that meet established credit standards and the Corporation believes that the credit risk inherent in these contracts is not significant as of March 31, 2019.

The table below discloses the impact of derivative financial instruments on the Corporation’s Consolidated Financial Statements for the three- months ended March 31, 2019 and 2018.

Derivative in Cash Flow Hedging
Relationships

(in thousands)	Amount of gain or (loss) recognized in OCI on derivative (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion) (a)	Amount of gain or (loss) recognized in income or derivative (ineffective portion and amount excluded from effectiveness testing) (b)
Interest rate contracts:
Three months ended:
March 31, 2019	$(315)	$0	$0
March 31, 2018	443	0	0

Notes:

(a) Reported as interest expense

(b) Reported as other income

Note 15 – Assets and Liabilities Subject to Enforceable Master Netting Arrangements

Interest Rate Swap Agreements

The Corporation has entered into interest rate swap agreements to modify the re-pricing characteristics of certain interest-bearing liabilities as a part of managing interest rate risk. The swap agreements have been designated as cash flow hedges, and accordingly, the fair value of the interest rate swap contracts is reported in Other Assets on the Consolidated Statement of Financial Condition. The swap agreements were entered into with a third-party financial institution. The Corporation is party to master netting arrangements with its financial institution counterparty; however, the Corporation does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, in the form of cash and investment securities, are pledged by the Corporation as the counterparty with net liability positions in accordance with contract thresholds. See Note 14 to the Consolidated Financial Statements for more information.

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

The following table presents the assets and liabilities subject to an enforceable master netting arrangement or repurchase agreements at March 31, 2019 and December 31, 2018.

				Gross Amounts Not Offset in the Statement of Condition
(in thousands)	Gross Amounts of Recognized (Assets)/ Liabilities	Gross Amounts Offset in the Statement of Condition	Net Amounts of (Assets)/ Liabilities Presented in the Statement of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
March 31, 2019
Interest Rate Swap Agreements	$(612)	$0	$(612)	$612	$0	$0

Repurchase Agreements	$39,695	$0	$39,695	$(39,695)	$0	$0
December 31, 2018
Interest Rate Swap Agreements	$(1,043)	$0	$(1,043)	$1,043	$0	$0

Repurchase Agreements	$37,707	$0	$37,707	$(37,707)	$0	$0

Note 16 – Adoption of New Accounting Standards and Effects of New Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 is intended to improve financial reporting about leasing transactions by requiring organizations that lease assets – referred to as “lessees” – to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. From the lessee’s perspective, the new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for lessees. The guidance also eliminates the current real estate-specific provision and changes the guidance on sale-leaseback transactions, initial direct costs and lease executory costs. With respect to lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. All entities will classify leases to determine how to recognize lease-related revenue and expense. In applying this guidance, entities will also need to determine whether an arrangement contains a lease or service agreement. Disclosures are required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The amendments will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for the Corporation for annual and interim periods after December 15, 2018. The Corporation adopted ASU 2016-02 effective January 1, 2019. See Note 9 for additional details.

In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842): Targeted Improvements.  ASU 2018-10 provides improvements related to ASU 2016-02 to increase stakeholders’ awareness of the amendments and to expedite the improvements.  The amendments affect narrow aspects of the guidance issued in ASU 2016-02.  ASU 2018-11 allows entities adopting ASU 2016-02 to choose an additional (and optional) transition method, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  ASU 2018-11 also allows lessors to not separate non-lease components from the associated lease component if certain conditions are met.

The Corporation elected the optional transition method permitted by ASU 2018-11.  Under this method, an entity shall recognize and measure leases that exist at the application date and prior comparative periods are not adjusted.  In addition, the Corporation elected the package of practical expedients to leases that commenced before the effective date:

1.	An entity need not reassess whether any expired or existing contracts contain leases.
2.	An entity need not reassess the lease classification for any expired or existing leases.
3.	An entity need not reassess initial direct costs for any existing leases.

The Corporation also elected the practical expedient, which must be applied consistently to all leases, to use hindsight in determining the lease term and in assessing impairment of our right-of-use assets.  The Corporation recorded a ROU asset in the amount of approximately $2.7 million and a lease liability in the amount of approximately $3.3 million on the Consolidated Statement of Financial Condition upon adoption on January 1, 2019.  The adoption did not have a material impact to the Consolidated Statements of Income or Cash Flows.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 is intended to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. ASU 2017-12 is effective for the Corporation for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Corporation adopted ASU 2017-12 effective January 1, 2019. The adoption did not have a material impact on the Corporation’s Consolidated Financial Statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  ASU 2016-13 introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments.  It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchases financial assets with credit deterioration since their origination.  The new model referred to as current expected credit losses (“CECL”) model, will apply to: (a) financial assets subject to credit losses and measured at amortized cost; and (b) certain off-balance sheet credit exposures.  This includes loans, held to maturity debt securities, loan commitments, financial guarantees and net investments in leases as well as reinsurance and trade receivables.  The estimate of expected credit losses should consider historical information, current information, and supportable forecasts, including estimates of prepayments.  ASU 2016-13 is effective for the Corporation for annual periods beginning after December 15, 2019, and interim periods within those annual periods.  Management currently intends to adopt the guidance on January 1, 2020 and is assessing the impact of this guidance on the Corporation’s financial condition and results of operations.  Management has formed a focus group consisting of multiple members from areas, including credit, finance, loan servicing, reporting, and information systems.  The Corporation is planning to complete its data and model validation analyses during the first half of 2019, with parallel processing of our existing allowance for loan losses model with the CECL model for two to three quarters prior to implementation.  Currently, the focus group has identified 11 loan segments for all data which has been populated and internally validated within the model.  During 2019, the Corporation is focused on testing methodologies and refining assumptions.  Concurrent with this, the Corporation is also focused on researching and resolving interpretive accounting issues in the ASU, contemplating various related accounting policies, developing processes and related controls, and considering various reporting disclosures. In December 2018, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, and the Federal Deposit Insurance Corporation (the “FDIC”) approved a final rule to address changes to credit loss accounting under GAAP, including banking organizations’ implementation of CECL.  The final rule provides banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from the adoption of the new accounting standard.

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

INTRODUCTION

The following discussion and analysis is intended as a review of material changes in and significant factors affecting the financial condition and results of operations of First United Corporation and its consolidated subsidiaries for the periods indicated. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and the notes thereto contained in Item 1 of Part I of this report, as well as the audited consolidated financial statements and related notes included in First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

FIRST UNITED CORPORATION

First United Corporation is a Maryland corporation chartered in 1985 and a bank holding company registered with the Board of Governors of the Federal Reserve System (the “FRB”) under the Bank Holding Company Act of 1956, as amended. The Corporation’s primary business is serving as the parent company of First United Bank & Trust, a Maryland trust company (the “Bank”), First United Statutory Trust I (“Trust I”) and First United Statutory Trust II (“Trust II”), both Connecticut statutory business trusts. Until September 14, 2018 when it was canceled, the Corporation also served as the parent company to First United Statutory Trust III, a Delaware statutory business trust (“Trust III” and together with Trust I and Trust II, the “Trusts”). The Trusts were formed for the purpose of selling trust preferred securities that qualified as Tier 1 capital. The Bank has two consumer finance company subsidiaries - OakFirst Loan Center, Inc., a West Virginia corporation, and OakFirst Loan Center, LLC, a Maryland limited liability company -and two subsidiaries that it uses to hold real estate acquired through foreclosure or by deed in lieu of foreclosure - First OREO Trust, a Maryland statutory trust, and FUBT OREO I, LLC, a Maryland limited liability company.

At March 31, 2019, the Corporation’s total assets were $1.4 billion, net loans were $993.1 million, and deposits were $1.1 billion. Shareholders’ equity at March 31, 2019 was $122.4 million.

The Corporation maintains an Internet site at www.mybank.com on which it makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC.

ESTIMATES AND CRITICAL ACCOUNTING POLICIES

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. (See Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of Part II of First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018). On an on-going basis, management evaluates estimates, including those related to loan losses and intangible assets, other-than-temporary impairment (“OTTI”) of investment securities, income taxes, fair value of investments and pension plan assumptions. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

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

Goodwill and Other Intangible Assets

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles - Goodwill and Other, establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill.  The $11.0 million recorded as goodwill at March 31, 2019 is primarily related to the Bank’s 2003 acquisition of Huntington National Bank branches and is not subject to periodic amortization.

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

Fair Value of Investments

We have determined the fair value of our investment securities in accordance with the requirements of ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements. The Corporation measures the fair market values of its investments based on the fair value hierarchy established in Topic 820. The determination of fair value of investments and other assets is discussed further in Note 7 to the consolidated financial statements presented elsewhere in this report.

Pension Plan Assumptions

Our pension plan costs are calculated using actuarial concepts, as discussed within the requirements of ASC Topic 715, Compensation – Retirement Benefits. Pension expense and the determination of our projected pension liability are based upon two critical assumptions: (a) the discount rate; and (b) the expected return on plan assets. We evaluate each of these critical assumptions annually. Other assumptions impact the determination of pension expense and the projected liability including the primary employee demographics, such as retirement patterns, employee turnover, mortality rates, and estimated employer compensation increases. These factors, along with the critical assumptions, are carefully reviewed by management each year in consultation with our pension plan consultants and actuaries. Further information about our pension plan assumptions, the plan’s funded status, and other plan information is included in Note 11 to the consolidated financial statements presented elsewhere in this report.

SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data for the three-month periods ended March 31, 2019 and 2018 and is qualified in its entirety by the detailed information and unaudited financial statements, including the notes thereto, included elsewhere in this quarterly report.

	As of or for the three months ended March 31,
	2019	2018
Per Share Data
Basic and diluted net income per common share	$0.44	$0.35
Basic and diluted book value per common share	$17.27	$15.73

Significant Ratios
Return on Average Assets (a)	0.91%	0.76%
Return on Average Equity (a)	10.49%	9.13%
Average Equity to Average Assets	8.68%	8.34%

 Note: (a) Annualized

RESULTS OF OPERATIONS

Overview

Consolidated net income was $3.2 million for the first three months of 2019, compared to $2.5 million for the same period of 2018. Basic and diluted net income per common share for the first three months of 2019 were both $.44, compared to basic and diluted net income per common share of $.35 for the same period of 2018. The increase in earnings was primarily due to an increase in net interest income of $.8 million and a $.1 million decrease in provision for loan loss expense. Other operating income remained flat for the first three months of 2019 when compared to the same time period of 2018. We saw slight increases in wealth management income, bank owned life insurance (“BOLI”) income and debit card income, offset by a slight decline in service charge income, particularly non-sufficient funds income. Other operating expenses also remained flat for the first three months of 2019 whwn compared to the first three months of 2018. Salaries and benefits increased $.4 million due to new hires and merit increases in 2018 and increased life and health insurance costs related to increased claims. Equipment, occupancy and data processing expenses increased $.3 million in the first quarter of 2019. These increases were offset by decreases in other real estate owned (“OREO”) expenses due to valuation allowance write-downs on properties in the first quarter of 2018 and a decrease in other miscellaneous expenses such as marketing, dues and licenses, contract labor, and miscellaneous loan fees. The net interest margin for the first three months of 2019 and the first three months of 2018, on a fully tax equivalent (“FTE”) basis, were relatively stable at 3.72% and 3.68%, respectively.

The provision for loan losses was $.3 million for the three months ended March 31, 2019 and $.4 million for the three months ended March 31, 2018. The slight decline was due to reduced historical loss factors and reduced loan growth offset by a specific reserve placed on a large A&D loan in the first quarter of 2019. Specific allocations have been made for impaired loans where management has determined that the collateral supporting the loans is not adequate to cover the loan balance, and the qualitative factors affecting the ALL have been adjusted based on the current economic environment and the characteristics of the loan portfolio.

Net interest income increased $.8 million during the first three months of 2019 over the same period in 2018 due to a $1.7 million increase in interest income, offset by a $.9 million increase in interest expense. The increase in interest income was due to increases of $1.7 million in interest and fees on loans and $.1 million in interest income on investments. The increase in interest and fees on loans was due primarily to an increase in the rate earned of 23 basis points attributable to loans repricing, new loans booked at higher rates and increased balances related to the strong loan growth in 2018. The increase in investment interest income was due primarily to an increase in the rate earned of 5 basis points related to increased rates on the Collateralized Debt Obligation (“CDO”) portfolio.

Interest expense on our interest-bearing liabilities increased by $.9 million during the three months ended March 31, 2019 when compared to the same period of 2018 due primarily to increased rates on our deposit products in 2018 in response to the rising rate environment.

Other operating income remained flat during the first three months of 2019 when compared to the same period of 2018. Slight increases in wealth management income, BOLI income and debit card income were offset by a slight decline in service charge income.

Other operating expenses also remained flat for the first three months of 2019 when compared to the first three months of 2018. Salaries and benefits increased $.4 million due to new hires and merit increases in 2018 and increased life and health insurance costs related to increased claims. Equipment, occupancy and data processing expenses increased $.3 million in the first quarter of 2019. These increases were offset by decreases in OREO expenses due to valuation allowance write-downs on properties in the first quarter of 2018, a decrease in professional services due to one-time charges in the first quarter of 2018, and a decrease in other miscellaneous expenses such as marketing, dues and licenses, contract labor and miscellaneous loan fees.

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

The following table sets forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the three-month periods ended March 31, 2019 and 2018:

	Three months ended March 31,
	2019			2018
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Assets
Loans	$1,006,612	$12,203	4.92%	$907,968	$10,493	4.69%
Investment Securities:
Taxable	204,047	1,467	2.92%	219,143	1,447	2.68%
Non taxable	27,654	500	7.33%	18,789	425	9.17%
Total	231,701	1,967	3.22%	237,932	1,872	3.17%
Federal funds sold	17,070	45	1.07%	34,385	125	1.47%
Interest-bearing deposits with other banks	1,479	5	1.37%	2,654	5	0.69%
Other interest earning assets	4,744	85	7.27%	5,048	66	5.30%
Total earning assets	1,261,606	14,305	4.60%	1,187,987	12,561	4.28%
Allowance for loan losses	(11,314)			(10,564)
Non-earning assets	133,874			138,358
Total Assets	$1,384,166			$1,315,781

Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$160,085	$129	0.33%	$173,155	$29	0.07%
Interest-bearing money markets	253,451	505	0.81%	222,994	155	0.28%
Savings deposits	158,467	73	0.19%	160,208	44	0.11%
Time deposits:
Less than $100k	103,695	315	1.23%	110,274	263	0.98%
$100k or more	150,293	749	2.02%	117,337	365	1.26%
Short-term borrowings	48,963	103	0.85%	47,179	30	0.25%
Long-term borrowings	100,929	852	3.42%	117,540	894	3.08%
Total interest-bearing liabilities	975,883	2,726	1.13%	948,687	1,780	0.76%
Non-interest-bearing deposits	265,494			238,459
Other liabilities	22,630			18,816
Shareholders’ Equity	120,159			109,819
Total Liabilities and Shareholders’ Equity	$1,384,166			$1,315,781
Net interest income and spread		$11,579	3.47%		$10,781	3.52%
Net interest margin			3.72%			3.68%

Note:

(1)	The above table reflects the average rates earned or paid stated on an FTE basis assuming a 21% tax rate for 2019 and 2018. Non-GAAP interest income on a fully taxable equivalent was $233 and $199, respectively.
(2)	Net interest margin is calculated as net interest income divided by average earning assets.
(3)	The average yields on investments are based on amortized cost.

Net interest income, on an FTE basis, increased $.8 million (7.4%) during the first three months of 2019 over the same period in 2018 due to a $1.7 million (13.9%) increase in interest income, offset by a $.9 million (53.1%) increase in interest expense. The net interest margin for the first three months of 2019 was 3.72%, compared to 3.68% for the first three months of 2018.

Comparing the first three months of 2019 to the same period of 2018, the increase in interest income was due to increases of $1.7 million in interest and fees on loans and $.1 million in interest income on investments. The increase in interest and fees on loans was due primarily to an increase in the rate earned of 23 basis points attributable to loans repricing, new loans booked at higher rates and increased balances related to the strong loan growth in 2018. The increase in investment interest income was due primarily to an increase in the rate earned of 5 basis points related to increased rates on the CDO portfolio.

Interest expense on our interest-bearing liabilities increased by $.9 million during the three months ended March 31, 2019 when compared to the same period of 2018 due primarily to increased rates on our deposit products in 2018 in response to the rising rate environment.

The average balance on interest-bearing deposits increased by $42.0 million when comparing the first quarter of 2019 to the same period of 2018. The rate paid on these deposits increased by 43 basis points during the same time due to the rising interest rate environment. The rate paid on short-term borrowings increased by 60 basis points, as pricing on overnight borrowings increased throughout 2018. The average balance on long-term borrowings decreased by $16.6 million as a result of the repayment of two FHLB advances totaling $5.0 million at their maturity in January 2018 and the shift of $15.0 million of an FHLB advance from long-term to short-term borrowings at its maturity in April 2018.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense for our average interest-earning assets and average interest-bearing liabilities for the three-month periods ended March 31, 2019 and 2018:

	2019 Compared to 2018
(in thousands and tax equivalent basis)	Volume	Rate	Net
Interest Income:
Loans	$1,156	$554	$1,710
Taxable Investments	(101)	121	20
Non-taxable Investments	203	(128)	75
Federal funds sold	(63)	(17)	(80)
Interest-bearing deposits	(2)	2	0
Other interest earning assets	(4)	23	19
Total interest income	1,189	555	1,744

Interest Expense:
Interest-bearing demand deposits	(2)	102	100
Interest-bearing money markets	86	264	350
Savings deposits	(1)	30	29
Time deposits less than $100	(16)	68	52
Time deposits $100 or more	104	280	384
Short-term borrowings	1	72	73
Long-term borrowings	(128)	86	(42)
Total interest expense	44	902	946

Net interest income	$1,145	$(347)	$798

Note:

(1)	The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

The provision for loan losses was $.3 million for the three months ended March 31, 2019 and $.4 million for the three months ended March 31, 2018. The slight decline was due to reduced historical loss factors and reduced loan growth, offset by a specific reserve placed on a large A&D loan in the first quarter of 2019.

Other Operating Income

Other operating income, exclusive of gains, increased $31 thousand during the first three months of 2019 when compared to the same period of 2018. Slight increases in wealth management income, BOLI income and debit card income were offset by a slight decline in service charge on deposit accounts and other service charge income.

Net gains of $14 thousand were reported in other income for the first three months of 2019, compared to net gains of $34 thousand during the same period of 2018.

The following table shows the major components of other operating income for the three-month periods ended March 31, 2019 and 2018, exclusive of net gains:

	Income as % of Total Other Operating Income
	For the three months ended
	March 31,
	2019		2018
Service charges on deposit accounts	$519	14%	$563	16%
Other service charges	208	6%	229	6%
Trust department	1,715	46%	1,664	45%
Debit card Income	600	16%	553	15%
Bank owned life insurance	303	8%	299	8%
Brokerage commissions	238	7%	245	7%
Other income	124	3%	123	3%
	$3,707	100%	$3,676	100%

Other Operating Expenses

Other operating expenses remained flat for the first three months of 2019 when compared to the first three months of 2018. Salaries and benefits increased $.4 million due to new hires and merit increases in 2018 and increased life and health insurance costs related to increased claims. Equipment, occupancy and data processing expenses increased $.3 million in the first quarter of 2019. These increases were offset by decreases in OREO expenses due to valuation allowance write-downs on properties in the first quarter of 2018, a decrease in professional services due to one-time charges in the first quarter of 2018, and a decrease in other miscellaneous expenses such as marketing, dues and licenses, contract labor and miscellaneous loan fees.

The composition of other operating expenses for the three-month periods ended March 31, 2019 and 2018 is illustrated in the following table:

	Expense as % of Total Other Operating Expenses
	For the three months ended
	March 31,
	2019		2018
Salaries and employee benefits	$6,218	58%	$5,808	54%
FDIC premiums	111	1%	133	1%
Equipment	883	8%	683	6%
Occupancy	712	7%	638	6%
Data processing	941	9%	932	9%
Professional Services	204	2%	336	3%
Contract Labor	156	2%	176	2%
Line rentals	217	2%	211	2%
Other real estate owned	143	1%	385	4%
Other	1,105	10%	1,389	13%
	$10,690	100%	$10,691	100%

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

The effective tax rate for the first three months of 2019 was 21.8%, compared to an effective tax rate of 20.5% for the first three months of 2018.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets were $1.4 billion at March 31, 2019, an increase of $32.4 million when compared to December 31, 2018. During the first three months of 2019, cash and interest-bearing deposits in other banks increased $30.5 million, the investment portfolio increased $.4 million and gross loans decreased $3.1 million. The increase in cash was due to strong deposit growth, offset by the full repayment of $40.0 million in overnight borrowings at December 31, 2018. Premises and equipment declined slightly by $.2 million due to normal depreciation on our assets during the first quarter. The Bank continues the renovations of its branch locations for the re-branding efforts that began in 2016. OREO balances decreased $.4 million due to sales of properties in the first quarter of 2019. An operating lease right of use asset of $2.7 million was booked in the first quarter of 2019 upon the adoption of a new lease accounting standard (see note 9 to the Consolidated Financial Statements). Other assets increased by $4.9 million, primarily due to the increase in the pension asset related to the $2.0 million contribution made to the plan in the first quarter of 2019. Total liabilities increased $27.1 million. This increase was attributable to the strong deposit growth of $63.1 million, offset by a decline in short-term borrowings of $38.0 million. The deposit growth during the first quarter of 2019 enabled us to fully repay the $40.0 million in overnight borrowings with correspondent banks that was on our balance sheet at December 31, 2018. Our Treasury Management product increased by $2.0 million as we continue to build new relationships in this product. A $3.3 million operating lease liability was booked upon the adoption of the lease accounting standard in the first quarter of 2019. Total shareholders’ equity increased $5.3 million due to the increase in retained earnings and the decline in accumulated other comprehensive loss.

Loan Portfolio

The following table presents the composition of our loan portfolio at the dates indicated:

(dollars in thousands)	March 31, 2019		December 31, 2018
Commercial real estate	$299,466	30%	$306,921	31%
Acquisition and development	123,326	12%	118,360	12%
Commercial and industrial	109,419	11%	111,466	11%
Residential mortgage	438,607	44%	436,907	43%
Consumer	33,800	3%	34,060	3%
Total Loans	$1,004,618	100%	$1,007,714	100%

Comparing March 31, 2019 to December 31, 2018, outstanding loans decreased $3.1 million (.31%). Commercial real estate (“CRE”) loans decreased $7.5 million due primarily to the payoff of balances for several large credits in the first quarter of 2019. Acquisition and development (“A&D”) loans increased $5.0 million due to several new relationships. Commercial and industrial (“C&I”) loans decreased $2.0 million. Residential mortgages increased $1.7 million, primarily due to new loans booked in purchase and construction loans in the in-house adjustable rate mortgage (“ARM”) products. The consumer portfolio decreased slightly by $.3 million as monthly amortization was greater than new production booked during the first quarter of 2019. Approximately 27% of the commercial loan portfolio was collateralized by real estate at both March 31, 2019 and December 31, 2018.

Risk Elements of Loan Portfolio

The following table presents the risk elements of our loan portfolio at the dates indicated. Management is not aware of any potential problem loans other than those listed in this table or discussed below.

(dollars in thousands)	March 31, 2019	% of Applicable Portfolio	December 31, 2018	% of Applicable Portfolio
Non-accrual loans:
Commercial real estate	$1,646	0.55%	$2,141	0.70%
Acquisition and development	7,475	6.06%	147	0.10%
Commercial and industrial	27	0.02%	0	0.00%
Residential mortgage	2,391	0.55%	2,624	0.60%
Consumer	24	0.07%	10	0.00%
Total non-accrual loans	$11,563	1.15%	$4,922	0.49%

Accruing Loans Past Due 90 days or more:
Acquisition and development	0		62
Residential mortgage	8		363
Consumer	0		5
Total loans past due 90 days or more	$8		$430

Total non-accrual and accruing loans past due 90 days or more	$11,571		$5,352

Restructured Loans (TDRs):
Performing	$3,986		$4,633
Non-accrual (included above)	225		231
Total TDRs	$4,211		$4,864

Other real estate owned	$6,167		$6,598

Impaired loans without a valuation allowance	$7,167		$9,231
Impaired loans with a valuation allowance	9,191		1,344
Total impaired loans	$16,358		$10,575

Valuation allowance related to impaired loans	$807		$144

Performing loans considered to be impaired (including performing troubled debt restructurings, or TDRs), as defined and identified by management, amounted to $5.0 million at March 31, 2019 and $4.9 million at December 31, 2018. Loans are identified as impaired when, based on current information and events, management determines that we will be unable to collect all amounts due according to contractual terms. These loans consist primarily of A&D loans and CRE loans. The fair values are generally determined based upon independent third- party appraisals of the collateral or discounted cash flows based upon the expected proceeds. Specific allocations have been made where management believes there is insufficient collateral to repay the loan balance if liquidated and there is no secondary source of repayment available.

The following table presents the details of impaired loans that are TDRs by class at March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Performing
Commercial real estate
Non owner-occupied	3	$352	3	$356
All other CRE	1	2,353	2	2,555
Acquisition and development
1-4 family residential construction	1	310	1	230
All other A&D	1	227	1	316
Commercial and industrial	0	0	0	0
Residential mortgage
Residential mortgage – term	6	744	7	1,176
Residential mortgage – home equity	0	0	0	0
Consumer	0	0	0	0
Total performing	12	$3,986	14	$4,633

Non-accrual
Commercial real estate
Non owner-occupied	0	$0	0	$0
All other CRE	0	0	0	0
Acquisition and development
1-4 family residential construction	0	0	0	0
All other A&D	0	0	0	0
Commercial and industrial	0	0	0	0
Residential mortgage
Residential mortgage – term	2	225	2	231
Residential mortgage – home equity	0	0	0	0
Consumer	0	0	0	0
Total non-accrual	2	225	2	231
Total TDRs	14	$4,211	16	$4,864

The level of TDRs decreased $.7 million during the three months ended March 31, 2019. There were two accruing loans totaling $.6 million that were repaid in the first quarter of 2019. Additionally, $.1 million in net principal payments were received during the same time period.

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

The following table presents a summary of the activity in the ALL for the three months ended March 31:

(dollars in thousands)	2019	2018
Balance, January 1	$11,047	$9,972
Charge-offs:
Acquisition and development	(29)	(91)
Residential mortgage	(12)	(154)
Consumer	(68)	(68)
Total charge-offs	(109)	(313)
Recoveries:
Commercial real estate	29	59
Acquisition and development	12	214
Commercial and industrial	51	18
Residential mortgage	108	38
Consumer	61	35
Total recoveries	261	364
Net credit recoveries	152	51
Provision for loan losses	349	447
Balance at end of period	$11,548	$10,470

Allowance for loan losses to gross loans outstanding (as %)	1.15%	1.12%
Net recoveries to average loans outstanding during the period, annualized (as %)	0.06%	0.02%

The ALL was $11.5 million at March 31, 2019 and $11.0 million at December 31, 2018. The provision for loan losses for the first three months of 2019 was $.3 million, compared to $.4 million for the first three months of 2018. Net recoveries of $.2 million were recorded for the three months ended March 31, 2019, and $.1 million was recorded for the three months ended March 31, 2018. The ratio of the ALL to loans outstanding was 1.15% at March 31, 2019, 1.10% at December 31, 2018, and 1.12% at March 31, 2018.

The ratio of net recoveries to average loans for the three months ended March 31, 2019 was an annualized .06%, compared to .02% for the same period in 2018 and a net charge-off to average loans of .11% for the year ended December 31, 2018. The CRE portfolio had an annualized net recovery rate of .04% as of March 31, 2019, compared to a net charge-off rate of .33% as of December 31, 2018. The A&D loans had an annualized net charge-off rate of .06% as of March 31, 2019, compared to a net recovery rate of .15% as of December 31, 2018. The C&I loans had a net recovery rate of .18% as of March 31, 2019, compared to a net recovery rate of .06% as of December 31, 2018. The residential mortgage ratios were a net recovery rate of .09% as of March 31, 2019, compared to a net charge-off rate of .01% as of December 31, 2018. The consumer loan ratios were net charge-off rates of .08% and .95% as of March 31, 2019 and December 31, 2018, respectively.

Management believes that the ALL at March 31, 2019 is adequate to provide for probable losses inherent in our loan portfolio. Amounts that will be recorded for the provision for loan losses in future periods will depend upon trends in the loan balances, including the composition of the loan portfolio, changes in loan quality and loss experience trends, potential recoveries on previously charged-off loans and changes in other qualitative factors. Management also applies interest rate risk, collateral value and debt service sensitivity analyses to the Commercial real estate loan portfolio and obtains new appraisals on specific loans under defined parameters to assist in the determination of the periodic provision for loan losses.

Investment Securities

At March 31, 2019, the total amortized cost basis of the available-for-sale investment portfolio was $141.9 million, compared to a fair value of $136.5 million. Unrealized gains and losses on securities available-for-sale are reflected in accumulated other comprehensive loss, a component of shareholders’ equity. The amortized cost basis of the held to maturity portfolio was $95.5 million, compared to a fair value of $97.4 million.

The following table presents the composition of our securities portfolio at amortized cost and fair values at the dates indicated:

	March 31, 2019			December 31, 2018
	Amortized	Fair Value	FV as %	Amortized	Fair Value	FV as %
(dollars in thousands)	Cost	(FV)	of Total	Cost	(FV)	of Total
Securities Available-for-Sale:
U.S. government agencies	$30,000	$29,464	21%	$30,000	$29,026	21%
Commercial mortgage-backed agencies	38,141	36,976	27%	39,013	37,752	27%
Collateralized mortgage obligations	35,564	35,005	26%	36,669	35,704	26%
Obligations of state and political subdivisions	19,798	19,917	15%	20,083	19,882	15%
Collateralized debt obligations	18,362	15,152	11%	18,358	15,277	11%
Total available for sale	$141,865	$136,514	100%	$144,123	$137,641	100%
Securities Held to Maturity:
U.S. government agencies	$16,054	$16,455	17%	$16,017	$16,137	17%
Residential mortgage-backed agencies	45,312	44,660	46%	46,491	45,210	48%
Commercial mortgage-backed agencies	15,745	15,958	16%	15,821	15,828	17%
Collateralized mortgage obligations	3,753	3,691	4%	3,761	3,605	4%
Obligations of state and political subdivisions	14,674	16,600	17%	11,920	12,980	14%
Total held to maturity	$95,538	$97,364	100%	$94,010	$93,760	100%

Total investment securities available-for-sale decreased by $1.1 million since December 31, 2018. At March 31, 2019, the securities classified as available-for-sale included a net unrealized loss of $5.4 million, which represents the difference between the fair value and amortized cost of securities in the portfolio.

As discussed in Note 7 to the consolidated financial statements presented elsewhere in this report, the Corporation measures fair market values based on the fair value hierarchy established in ASC Topic 820, Fair Value Measurements and Disclosures. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Level 3 prices or valuation techniques require inputs that are both significant to the valuation assumptions and are not readily observable in the market (i.e. supported with little or no market activity). These Level 3 instruments are valued based on both observable and unobservable inputs derived from the best available data, some of which is internally developed, and considers risk premiums that a market participant would require.

Approximately $121.4 million of the available-for-sale portfolio was valued using Level 2 pricing and had net unrealized losses of $2.1 million at March 31, 2019. The remaining $15.2 million of the securities available-for-sale represents the entire CDO portfolio, which was valued using significant unobservable inputs (Level 3 assets). The $3.2 million in net unrealized losses associated with this portfolio relates to 9 pooled trust preferred securities that comprise the CDO portfolio. Net unrealized losses of $2.1 million represent non-credit related OTTI charges on seven of the securities, while $1.1 million of unrealized losses relates to two securities which have had no credit related OTTI.

The following table provides a summary of the trust preferred securities in the CDO portfolio and the credit status of these securities as of March 31, 2019:

The terms of the debentures underlying trust preferred securities allow the issuer of the debentures to defer interest payments for up to 20 quarters, and, in such case, the terms of the related trust preferred securities allow their issuers to defer dividend payments for up to 20 quarters. Some of the issuers of the trust preferred securities in our investment portfolio have defaulted and/or deferred payments ranging from 6.18% to 15.47% of the total collateral balances underlying the securities. The securities were designed to include structural features that provide investors with credit enhancement or support to provide default protection by subordinated tranches. These features include over-collateralization of the notes or subordination, excess interest or spread which will redirect funds in situations where collateral is insufficient, and a specified order of principal payments. There are securities in our portfolio that are under-collateralized, which does represent additional stress on our tranche. However, in these cases, the terms of the securities require excess interest to be redirected from subordinate tranches as credit support, which provides additional support to our investment.

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

The market for these securities as of March 31, 2019 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive, as no new CDOs have been issued since 2007. There are currently very few market participants who are willing to effect transactions in these securities. The market values for these securities, or any securities other than those issued or guaranteed by the U.S. Department of the Treasury (the “Treasury”), are very depressed relative to historical levels. Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue. Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (a) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at March 31, 2019, (b) an income valuation approach technique (i.e. present value) that maximizes the use of relevant unobservable inputs and minimizes the use of observable inputs will be equally or more representative of fair value than a market approach, and (c) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management relies on an independent third party to prepare both the evaluations of OTTI and the fair value determinations for the CDO portfolio. Management does not believe that there were any material differences in the OTTI evaluations and pricing between December 31, 2018 and March 31, 2019.

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

Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that no securities had credit-related OTTI during the first three months of 2019.

Deposits

The following table presents the composition of our deposits at the dates indicated:

(dollars in thousands)	March 31, 2019		December 31, 2018
Non-interest bearing demand deposits:
Retail	$288,213	26%	$262,250	25%
Interest-bearing deposits:
Demand	160,571	14%	163,334	15%
Money Market:
Retail	263,803	23%	234,038	22%
Savings deposits	161,709	14%	156,236	15%
Time deposits less than $100,000:
Retail	99,730	9%	99,088	9%
Time deposits $100,000 or more:
Retail	131,586	12%	127,581	12%
Brokered	25,000	2%	25,000	2%
Total Deposits	$1,130,612	100%	$1,067,527	100%

Total deposits increased $63.1 million during the first three months of 2019 when compared to deposits at December 31, 2018. During the first three months of 2019, non-interest bearing deposits increased $26.0 million. This growth was driven by our retail market, as we continued to grow existing relationships as well as engage new relationships. Traditional savings accounts increased $5.5 million due to continued growth in our Prime Saver product. Total demand deposits decreased $2.8 million and total money market accounts increased $29.8 million due to increased balances in our ICS money market account related to our retail market. Time deposits less than $100,000 increased slightly by $.6 million and time deposits greater than $100,000 increased $4.0 million. In the fourth quarter of 2018, two short-term brokered CDs were purchased to shift $25.0 million of overnight borrowings as a tool to lock in pricing and manage interest rate risk. These brokered CDs have maturities of less than 18 months.

Borrowed Funds

The following table presents the composition of our borrowings at the dates indicated:

	March 31,	December 31,
(in thousands)	2019	2018
Fed Funds Purchased	$0	$40,000
Securities sold under agreements to repurchase	39,695	37,707
Total short-term borrowings	$39,695	$77,707

FHLB advances	$70,000	$70,000
Junior subordinated debt	30,929	30,929
Total long-term borrowings	$100,929	$100,929

Total short-term borrowings decreased by $38.0 million during the first three months of 2019. This decrease was due to a decrease in overnight borrowings of $40.0 million due to the strong deposit growth to repay the borrowings. Long-term borrowings remained constant during the first three months of 2019.

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

It is our policy to manage our affairs so that liquidity needs are fully satisfied through normal Bank operations. That is, the Bank will manage its liquidity to minimize the need to make unplanned sales of assets or to borrow funds under emergency conditions. The Bank will use funding sources where the interest cost is relatively insensitive to market changes in the short run (periods of one year or less) to satisfy operating cash needs. The remaining normal funding will come from interest-sensitive liabilities, either deposits or borrowed funds. When the marginal cost of needed wholesale funding is lower than the cost of raising this funding in the retail markets, the Corporation may supplement retail funding with external funding sources such as:

1.	Unsecured Fed Funds lines of credit with upstream correspondent banks (M&T Bank, Pacific Coast Banker’s Bank (“PCBB”), PNC Financial Services (“PNC”), Atlantic Community Bankers Bank, Community Bankers Bank, SunTrust and Zions National Bank).
2.	Secured advances with the FHLB of Atlanta, which are collateralized by eligible one to four family residential mortgage loans, home equity lines of credit, commercial real estate loans, various securities and pledged cash.
3.	Secured line of credit with the Fed Discount Window for use in borrowing funds up to 90 days, using municipal securities as collateral.
4.	Brokered deposits, including CDs and money market funds, provide a method to generate deposits quickly. These deposits are strictly rate driven but often provide the most cost effective means of funding growth.
5.	One Way Buy CDARS/ICS funding – a form of brokered deposits that has become a viable supplement to brokered deposits obtained directly.

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

At March 31, 2019, we were asset sensitive.

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

Based on the simulation analysis performed at March 31, 2019 and December 31, 2018, management estimated the following changes in net interest income, assuming the indicated rate changes:

(Dollars in thousands)	March 31, 2019	December 31, 2018
+400 basis points	$2,230	$(1,939)
+300 basis points	$1,853	$(1,284)
+200 basis points	$1,452	$(652)
+100 basis points	$820	$(163)
-100 basis points	$(2,079)	$(4,007)

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

Management believes that no material changes in our market risks, our procedures used to evaluate and mitigate those risks, or our actual or simulated sensitivity positions have occurred since December 31, 2018. Our NII simulation analysis as of December 31, 2018 is included in Item 7 of Part II Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2018 under the heading “Market Risk and Interest Sensitivity.

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

Capital Resources

We require capital to fund loans, satisfy our obligations under the Bank’s letters of credit, meet the deposit withdrawal demands of the Bank’s customers, and satisfy our other monetary obligations. To the extent that deposits are not adequate to fund our capital requirements, we can rely on the funding sources identified above under the heading “Liquidity Management”. At March 31, 2019, the Bank had $100.0 million available through unsecured lines of credit with correspondent banks, $4.2 million available through a secured line of credit with the Fed Discount Window and approximately $144.4 million available through the FHLB. Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our ability to meet our future capital requirements.

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

The following table presents our capital ratios:

	March 31, 2019	December 31, 2018	Required for Capital Adequacy Purposes	Required to be Well Capitalized
Total Capital (to risk-weighted assets)
Consolidated	16.40%	15.91%	8.00%	10.00%
First United Bank & Trust	15.72%	15.43%	8.00%	10.00%

Tier 1 Capital (to risk-weighted assets)
Consolidated	15.30%	14.87%	6.00%	8.00%
First United Bank & Trust	14.59%	14.35%	6.00%	8.00%

Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated	12.83%	12.45%	4.50%	6.50%
First United Bank & Trust	14.59%	14.35%	4.50%	6.50%

Tier 1 Capital (to average assets)
Consolidated	11.56%	11.47%	4.00%	5.00%
First United Bank & Trust	10.78%	10.70%	4.00%	5.00%

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Contractual Obligations

The Corporation enters into contractual obligations in the normal course of business. Among these obligations are FHLB advances and junior subordinated debentures, operating lease agreements for banking and subsidiaries’ offices and for data processing and telecommunications equipment. Comparing March 31, 2019 to December 31, 2018, short-term borrowings decreased $40.0 million due to the full repayment of overnight borrowings that were included in the December 31, 2018 balances.

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

Commitments to extend credit in the form of consumer, commercial and business at the dates indicated were as follows:

(in thousands)	March 31, 2019	December 31, 2018
Residential Mortgage - home equity	$51,150	$49,294
Residential Mortgage - construction	4,805	6,790
Commercial	59,415	63,668
Consumer - personal credit lines	3,987	3,847
Standby letters of credit	3,599	3,391
Total	$122,956	$126,990

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is included in Item 2 of Part I of this report under the caption “Market Risk and Interest Sensitivity” and in Item 7 of Part II of First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018 under the heading “Market Risk and Interest Sensitivity” both of which are incorporated in this Item 3 by reference.

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

An evaluation of the effectiveness of these disclosure controls as of March 31, 2019 was carried out under the supervision and with the participation of management, including the PEO and the PFO. Based on that evaluation, management, including the PEO and the PFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the quarter ended March 31, 2019, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018. Management does not believe that any material changes in our risk factors have occurred since they were last disclosed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits filed or furnished with this quarterly report are listed in the following Exhibit Index.

Exhibit	Description

10.1	First United Bank & Trust Amended and Restated Defined Benefit Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed on February 1, 2019)

10.2	Form of Amended and Restated Participation Agreement under the Defined Benefit Supplement Executive Retirement Plan (incorporated by reference to Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed on February 1, 2019)

31.1	Certifications of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certifications of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST UNITED CORPORATION

Date: May 7, 2019	/s/ Carissa L. Rodeheaver
Carissa L. Rodeheaver, CPA, CFP
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Date May 7, 2019	/s/ Tonya K. Sturm
Tonya K. Sturm, Senior Vice President,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

