Form 10-Q
period 2019-06-30
FIRST UNITED CORP/MD/
filed 2019-08-08
CIK 763907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For quarterly period ended June 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,105,775 shares of common stock, par value $.01 per share, as of July 31, 2019.

INDEX TO QUARTERLY REPORT

FIRST UNITED CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

FIRST UNITED CORPORATION

Consolidated Statement of Financial Condition

(In thousands, except per share data)

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Cash and due from banks	$38,584	$22,187
Interest bearing deposits in banks	405	1,354
Cash and cash equivalents	38,989	23,541
Investment securities – available for sale (at fair value)	135,809	137,641
Investment securities – held to maturity (fair value $102,503 at June 30, 2019 and $93,760 at December 31, 2018)	97,499	94,010
Restricted investment in bank stock, at cost	4,415	5,394
Loans	1,003,616	1,007,714
Allowance for loan losses	(11,976)	(11,047)
Net loans	991,640	996,667
Premises and equipment, net	38,138	37,855
Goodwill and other intangible assets, net	11,004	11,004
Bank owned life insurance	43,908	43,317
Deferred tax assets	6,208	7,844
Other real estate owned	5,531	6,598
Operating lease right-of-use asset	2,594	—
Accrued interest receivable and other assets	29,894	20,645
Total Assets	$1,405,629	$1,384,516
Liabilities and Shareholders’ Equity
Liabilities:
Non-interest bearing deposits	$281,307	$262,250
Interest bearing deposits	841,774	805,277
Total deposits	1,123,081	1,067,527
Short-term borrowings	31,155	77,707
Long-term borrowings	100,929	100,929
Operating lease liability	3,177	—
Accrued interest payable and other liabilities	20,492	20,649
Dividends payable	640	638
Total Liabilities	1,279,474	1,267,450
Shareholders’ Equity:
Common Stock – par value $.01 per share; Authorized 25,000 shares; issued and outstanding 7,106 shares at June 30, 2019 and 7,087 at December 31, 2018	71	71
Surplus	32,133	31,921
Retained earnings	113,951	109,477
Accumulated other comprehensive loss	(20,000)	(24,403)
Total Shareholders’ Equity	126,155	117,066
Total Liabilities and Shareholders’ Equity	$1,405,629	$1,384,516

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Operations

(In thousands, except per share data)

	Six Months Ended
	June 30,
	2019	2018
	(Unaudited)
Interest income
Interest and fees on loans	$24,686	$21,408
Interest on investment securities
Taxable	2,917	2,921
Exempt from federal income tax	522	473
Total investment income	3,439	3,394
Other	358	284
Total interest income	28,483	25,086
Interest expense
Interest on deposits	3,736	1,784
Interest on short-term borrowings	131	124
Interest on long-term borrowings	1,743	1,728
Total interest expense	5,610	3,636
Net interest income	22,873	21,450
Provision for loan losses	682	716
Net interest income after provision for loan losses	22,191	20,734
Other operating income
Net gains	44	181
Service charges on deposit accounts	1,074	1,120
Other service charges	433	440
Trust department	3,547	3,305
Debit card income	1,276	1,201
Bank owned life insurance	591	584
Brokerage commissions	441	551
Other	254	210
Total other income	7,616	7,411
Total other operating income	7,660	7,592
Other operating expenses
Salaries and employee benefits	12,364	12,038
FDIC premiums	294	303
Equipment	1,819	1,436
Occupancy	1,418	1,252
Data processing	1,995	1,843
Professional services	522	643
Contract labor	331	337
Line rentals	415	430
Other real estate owned	929	493
Other	2,344	2,541
Total other operating expenses	22,431	21,316
Income before income tax expense	7,420	7,010
Provision for income tax expense	1,667	1,488
Net Income	$5,753	$5,522
Basic and diluted net income per common share	$0.81	$0.78
Weighted average number of basic and diluted shares outstanding	7,094	7,072
Dividends declared per common share	$0.18	$0.18

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Operations

(In thousands, except per share data)

	Three Months Ended
	June 30,
	2019	2018
	(Unaudited)
Interest income
Interest and fees on loans	$12,496	$10,927
Interest on investment securities
Taxable	1,450	1,474
Exempt from federal income tax	242	235
Total investment income	1,692	1,709
Other	223	88
Total interest income	14,411	12,724
Interest expense
Interest on deposits	1,965	928
Interest on short-term borrowings	28	94
Interest on long-term borrowings	891	834
Total interest expense	2,884	1,856
Net interest income	11,527	10,868
Provision for loan losses	333	269
Net interest income after provision for loan losses	11,194	10,599
Other operating income
Net gains	30	147
Service charges on deposit accounts	555	557
Other service charges	225	211
Trust department	1,832	1,641
Debit card income	676	648
Bank owned life insurance	288	285
Brokerage commissions	203	306
Other	130	87
Total other income	3,909	3,735
Total other operating income	3,939	3,882
Other operating expenses
Salaries and employee benefits	6,146	6,119
FDIC premiums	183	170
Equipment	936	753
Occupancy	706	614
Data processing	1,054	911
Professional services	318	307
Contract labor	175	161
Line rentals	198	219
Other real estate owned	786	108
Other	1,239	1,263
Total other operating expenses	11,741	10,625
Income before income tax expense	3,392	3,856
Provision for income tax expense	790	840
Net Income	$2,602	$3,016
Basic and diluted net income per common share	$0.37	$0.43
Weighted average number of basic and diluted shares outstanding	7,100	7,077
Dividends declared per common share	$0.09	$0.09

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Comprehensive Income

(In thousands)

	Six Months Ended
	June 30,
	2019	2018
Comprehensive Income (in thousands)	(Unaudited)
Net Income	$5,753	$5,522
Other comprehensive income, net of tax and reclassification adjustments:
Net unrealized (losses)/gains on investments with OTTI	(274)	1,590
Net unrealized gains/(losses) on all other AFS securities	2,482	(1,308)
Net unrealized gains on HTM securities	118	83
Net unrealized (losses)/gains on cash flow hedges	(801)	551
Net unrealized gains/(losses) on pension	2,836	(794)
Net unrealized gains on SERP	42	58
Other comprehensive income, net of tax	4,403	180
Comprehensive income	$10,156	$5,702

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Comprehensive Income

(In thousands)

	Three Months Ended
	June 30,
	2019	2018
Comprehensive Income (in thousands)	(Unaudited)
Net Income	$2,602	$3,016
Other comprehensive income, net of tax and reclassification adjustments:
Net unrealized (losses)/gains on investments with OTTI	(194)	945
Net unrealized gains/(losses) on all other AFS securities	1,577	(230)
Net unrealized gains on HTM securities	63	38
Net unrealized (losses)/gains on cash flow hedges	(486)	108
Net unrealized gains/(losses) on pension	707	(1,530)
Net unrealized gains on SERP	21	29
Other comprehensive income/(loss), net of tax	1,688	(640)
Comprehensive income	$4,290	$2,376

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands, except per share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at January 1, 2019	$71	$31,921	$109,477	$(24,403)	$117,066
Net income			3,151		3,151
Other comprehensive income				2,715	2,715
Stock based compensation		67			67
Common stock issued		39			39
Common stock dividend declared - $.09 per share			(639)		(639)
Balance at March 31, 2019	$71	$32,027	$111,989	$(21,688)	$122,399

Net income			2,602		2,602
Other comprehensive income				1,688	1,688
Stock based compensation		67			67
Common stock issued		39			39
Common stock dividend declared - $.09 per share			(640)		(640)
Balance at June 30, 2019	$71	$32,133	$113,951	$(20,000)	$126,155

FIRST UNITED CORPORATION

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands, except per share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at January 1, 2018	$71	$31,553	$101,359	$(24,593)	$108,390
Net income			2,506		2,506
Other comprehensive income				820	820
Stock based compensation		53			53
Common stock dividend declared - $.09 per share			(635)		(635)
Balance at March 31, 2018	$71	$31,606	$103,230	$(23,773)	$111,134

Net income			3,016		3,016
Other comprehensive loss				(640)	(640)
Stock based compensation		63			63
Common stock issued		40			40
Common stock dividend declared - $.09 per share			(639)		(639)
Balance at June 30, 2018	$71	$31,709	$105,607	$(24,413)	$112,974

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Cash Flows

(In thousands)

	Six Months Ended
	June 30,
	2019	2018
	(Unaudited)
Operating activities
Net income	$5,753	$5,522
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	682	716
Depreciation	1,529	1,117
Stock compensation	134	116
Gains on sales of other real estate owned	(11)	(183)
Write-downs of other real estate owned	828	478
Originations of loans held for sale	(6,122)	(7,166)
Proceeds from sale of loans held for sale	5,861	6,820
Gains from sale of loans held for sale	(45)	(55)
Losses on disposal of fixed assets	1	—
Net (accretion)/amortization of investment securities discounts and premiums- AFS	(2)	27
Net amortization of investment securities discounts and premiums- HTM	20	40
Gains on sales/calls of investment securities – available-for-sale	—	(126)
Earnings on bank owned life insurance	(591)	(584)
Amortization of deferred loan fees	(336)	(358)
Amortization of operating lease right-of-use asset	136	—
Increase in accrued interest receivable and other assets	(5,138)	(1,673)
Increase in deferred tax benefit	(2)	(744)
Decrease in operating lease liability	(140)	—
(Decrease)/increase in accrued interest payable and other liabilities	(666)	2,203
Net cash provided by operating activities	1,891	6,150
Investing activities
Proceeds from maturities/calls of investment securities available-for-sale	4,228	6,058
Proceeds from maturities/calls of investment securities held-to-maturity	3,323	3,297
Proceeds from sales of investment securities available-for-sale	5,378	—
Purchases of investment securities available-for-sale	(4,744)	(1,405)
Purchases of investment securities held-to-maturity	(6,832)	—
Proceeds from sales of other real estate owned	870	1,637
Net decrease in FHLB stock	979	872
Net decrease/(increase) in loans	4,367	(23,969)
Purchases of loans	—	(25,168)
Purchases of premises and equipment	(1,813)	(5,413)
Net cash provided by/(used in) investing activities	5,756	(44,091)
Financing activities
Net increase in deposits	55,554	1,730
Proceeds from sale of common stock	78	40
Cash dividends on common stock	(1,279)	(1,274)
Net decrease in short-term borrowings	(46,552)	(916)
Payments on long-term borrowings	—	(20,000)
Net cash provided by/(used in) financing activities	7,801	(20,420)
Increase/(decrease) in cash and cash equivalents	15,448	(58,361)
Cash and cash equivalents at beginning of the year	23,541	83,752
Cash and cash equivalents at end of period	$38,989	$25,391
Supplemental information
Interest paid	$5,562	$3,506
Taxes paid	$671	$—
Non-cash investing activities:
Transfers from loans to other real estate owned	$620	$294
Initial recognition of operating lease right-of-use assets	$2,730	$—
Initial recognition of operating lease liabilities	$3,317	$—

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

NoteS to Consolidated Financial Statements (UNAUDITED)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of First United Corporation and its consolidated subsidiaries, including First United Bank & Trust (the “Bank”), have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 270, Interim Reporting, and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required for annual financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring items, have been included.  Operating results for the six and three-month periods ended June 30, 2019 are not necessarily indicative of the results that may be expected for the full year or for any future interim period.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018.  For purposes of comparability, certain prior period amounts have been reclassified to conform to the 2019 presentation.  Such reclassifications had no impact on net income or equity.

As used in these notes, the term “the Corporation” refers to First United Corporation and, unless the context clearly requires otherwise, its consolidated subsidiaries.

The Corporation has evaluated events and transactions occurring subsequent to the statement of financial condition date of June 30, 2019 for items that should potentially be recognized or disclosed in these financial statements.

Note 2 – Earnings Per Common Share

Basic earnings per common share is derived by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents.  Diluted earnings per share is derived by dividing net income available to common shareholders by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents.  No common stock equivalents were outstanding at June 30, 2019.

The following tables set forth the calculation of basic and diluted earnings per common share for the six- and three-month periods ended June 30, 2019 and 2018:

	Six months ended June 30,
	2019			2018
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Income	Shares	Amount
Basic and Diluted Earnings Per Share:
Net income	$5,753	7,094	$0.81	$5,522	7,072	$0.78

	Three months ended June 30,
	2019			2018
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Income	Shares	Amount
Basic and Diluted Earnings Per Share:
Net income	$2,602	7,100	$0.37	$3,016	7,077	$0.43

Note 3 – Net Gains

The following table summarizes the gain/(loss) activity for the six- and three-month periods ended June 30, 2019 and 2018:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Net gains/(losses):
Available-for-sale securities:
Realized gains	$73	$145	$73	$145
Realized losses	(73)	(19)	(67)	(10)
Gains on sale of consumer loans	45	55	25	12
Losses on disposal of fixed assets	(1)	—	(1)	—
Net gains	$44	$181	$30	$147

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

The following table shows a comparison of amortized cost and fair values of investment securities at June 30, 2019 and December 31, 2018:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCL
June 30, 2019
Available for Sale:
U.S. government agencies	$30,000	$—	$167	$29,833	$—
Commercial mortgage-backed agencies	42,487	143	284	42,346	—
Collateralized mortgage obligations	34,010	179	62	34,127	—
Obligations of states and political subdivisions	14,379	252	—	14,631	—
Collateralized debt obligations	18,387	—	3,515	14,872	(2,341)
Total available for sale	$139,263	$574	$4,028	$135,809	$(2,341)
Held to Maturity:
U.S. government agencies	$16,090	$624	$—	$16,714	$—
Residential mortgage-backed agencies	47,320	237	345	47,212	—
Commercial mortgage-backed agencies	15,672	429	—	16,101	—
Collateralized mortgage obligations	3,577	5	—	3,582	—
Obligations of states and political subdivisions	14,840	4,054	—	18,894	—
Total held to maturity	$97,499	$5,349	$345	$102,503	$—
December 31, 2018
Available for Sale:
U.S. government agencies	$30,000	$—	$974	$29,026	$—
Commercial mortgage-backed agencies	39,013	—	1,261	37,752	—
Collateralized mortgage obligations	36,669	—	965	35,704	—
Obligations of states and political subdivisions	20,083	132	333	19,882	—
Collateralized debt obligations	18,358	—	3,081	15,277	(1,966)
Total available for sale	$144,123	$132	$6,614	$137,641	$(1,966)
Held to Maturity:
U.S. government agencies	$16,017	$120	$—	$16,137	$—
Residential mortgage-backed agencies	46,491	6	1,287	45,210	—
Commercial mortgage-backed agencies	15,821	75	68	15,828	—
Collateralized mortgage obligations	3,761	—	156	3,605	—
Obligations of states and political subdivisions	11,920	1,156	96	12,980	—
Total held to maturity	$94,010	$1,357	$1,607	$93,760	$—

Proceeds from sales/calls of available for sale securities and the realized gains and losses are as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Proceeds	$5,668	$500	$5,408	$265
Realized gains	73	145	73	145
Realized losses	73	19	67	10

The following table shows the Corporation’s investment securities with gross unrealized losses and fair values at June 30, 2019 and December 31, 2018, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrealized Losses	Number of Investments	Fair Value	Unrealized Losses	Number of Investments
June 30, 2019
Available for Sale:
U.S. government agencies	$—	$—	—	$29,833	$167	5
Commercial mortgage-backed agencies	—	—	—	18,918	284	5
Collateralized mortgage obligations	—	—	—	8,250	62	2
Collateralized debt obligations	5,848	612	4	9,024	2,903	5
Total available for sale	$5,848	$612	4	$66,025	$3,416	17
Held to Maturity:
Residential mortgage-backed agencies	$5,287	$16	2	$19,088	$329	20
Total held to maturity	$5,287	$16	2	$19,088	$329	20
December 31, 2018
Available for Sale:
U.S. government agencies	$—	$—	—	$29,026	$974	5
Commercial mortgage-backed agencies	—	—	—	37,752	1,261	8
Collateralized mortgage obligations	232	1	1	35,472	964	8
Obligations of states and political subdivisions	3,310	48	5	11,068	285	8
Collateralized debt obligations	5,987	438	4	9,290	2,643	5
Total available for sale	$9,529	$487	10	$122,608	$6,127	34
Held to Maturity:
Residential mortgage-backed agencies	$3,605	$51	2	$41,448	$1,236	29
Commercial mortgage-backed agencies	—	—	—	7,656	68	1
Collateralized mortgage obligations	—	—	—	3,605	156	1
Obligations of states and political subdivisions	—	—	—	2,199	96	1
Total held to maturity	$3,605	$51	2	$54,908	$1,556	32

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

Management believes that the valuation of certain securities is a critical accounting policy that requires significant estimates in preparation of the Corporation’s consolidated financial statements.  Management utilizes an independent third party to prepare both the impairment valuations and fair value determinations for the Corporation’s collateralized debt obligation (“CDO”) portfolio consisting of pooled trust preferred securities.  See Note 7 for a discussion of the methodology used by management to determine the fair values of these securities.  Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that there were no securities that had credit-related non-cash OTTI charges during the first six months of 2019.

The Corporation does not believe that the investment securities that were in an unrealized loss position at June 30, 2019 represent an other-than-temporary impairment.  The Corporation does not intend to sell nor is it anticipated that it would be required to sell any of its impaired investment securities at a loss.

The following tables present a cumulative roll-forward of the amount of non-cash OTTI charges related to credit losses which have been recognized in earnings for the trust preferred securities in the CDO portfolio held and not intended to be sold for the six- and three-month periods ended June 30, 2019 and 2018:

	Six Months Ended
	June 30,
(in thousands)	2019	2018
Balance of credit-related OTTI at January 1	$2,646	$2,958
Reduction for increases in cash flows expected to be collected	(99)	(207)
Balance of credit-related OTTI at June 30	$2,547	$2,751

	Three Months Ended
	June 30,
(in thousands)	2019	2018
Balance of credit-related OTTI at April 1	$2,597	$2,903
Reduction for increases in cash flows expected to be collected	(50)	(152)
Balance of credit-related OTTI at June 30	$2,547	$2,751

The amortized cost and estimated fair value of securities by contractual maturity at June 30, 2019 are shown in the following table.  Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2019
(in thousands)	Amortized Cost	Fair Value
Contractual Maturity
Available for Sale:
Due in one year or less	$225	$225
Due after one year through five years	16,763	16,718
Due after five years through ten years	17,968	17,876
Due after ten years	27,810	24,517
	62,766	59,336
Commercial mortgage-backed agencies	42,487	42,346
Collateralized mortgage obligations	34,010	34,127
Total available for sale	$139,263	$135,809
Held to Maturity:
Due after one year through five years	$16,090	$16,714
Due after ten years	14,840	18,894
	30,930	35,608
Residential mortgage-backed agencies	47,320	47,212
Commercial mortgage-backed agencies	15,672	16,101
Collateralized mortgage obligations	3,577	3,582
Total held to maturity	$97,499	$102,503

Note 5 – Loans and Related Allowance for Loan Losses

The following table summarizes the primary segments of the loan portfolio at June 30, 2019 and December 31, 2018:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
June 30, 2019
Individually evaluated for impairment	$5,778	$8,144	$27	$3,787	$7	$17,743
Collectively evaluated for impairment	$294,054	$110,582	$108,244	$438,482	$34,511	$985,873
Total loans	$299,832	$118,726	$108,271	$442,269	$34,518	$1,003,616
December 31, 2018
Individually evaluated for impairment	$5,239	$693	$17	$4,616	$10	$10,575
Collectively evaluated for impairment	$301,682	$117,667	$111,449	$432,291	$34,050	$997,139
Total loans	$306,921	$118,360	$111,466	$436,907	$34,060	$1,007,714

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

Management uses a 10-point internal risk rating system to monitor the credit quality of the overall loan portfolio. The first six categories are considered not criticized; and are aggregated as “Pass” rated. The criticized rating categories utilized by management generally follow bank regulatory definitions. The Special Mention category includes assets that are currently protected but are potentially weak, resulting in an undue and unwarranted credit risk, but not to the point of justifying a substandard classification.  Loans in the substandard category have well-defined weaknesses that jeopardize the liquidation of the debt and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected.  All loans greater than 90 days past due are considered Substandard.   The portion of a specific allocation of the allowance for loan losses that management believes is associated with a pending event that could trigger loss in the short-term will be classified in the Doubtful category.  Any portion of a loan that has been charged off is placed in the Loss category.

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Bank has a structured loan rating process with several layers of internal and external oversight.  Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as bankruptcy, repossession, or death occurs to raise awareness of a possible credit event.  The Bank’s Commercial Loan Officers are responsible for the timely and accurate risk rating of the loans in the commercial segments at origination and on an ongoing basis.  The Bank’s experienced Credit Quality and Portfolio Risk departments perform an annual review of all commercial relationships of $500,000 or greater.  Confirmation of the appropriate risk grade is included as part of the review process on an ongoing basis.  The Credit Quality and Portfolio Risk Management departments continually review and assess loans within the portfolio.  In addition, the Bank engages an external consultant to conduct loan reviews on at least an annual basis. Generally, the external consultant reviews commercial relationships greater than $1,000,000 and/or criticized non-consumer loans greater than $500,000.  Detailed reviews, including plans for resolution, are performed on loans classified as Substandard on a quarterly basis.  Loans in the Special Mention and Substandard categories that are collectively evaluated for impairment are given separate consideration in the determination of the allowance.

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention and Substandard within the internal risk rating system at June 30, 2019 and December 31, 2018:

(in thousands)	Pass	Special Mention	Substandard	Total
June 30, 2019
Commercial real estate
Non owner-occupied	$137,348	$7,457	$2,012	$146,817
All other CRE	145,127	1,721	6,167	153,015
Acquisition and development
1-4 family residential construction	10,301	—	—	10,301
All other A&D	100,490	—	7,935	108,425
Commercial and industrial	104,496	—	3,775	108,271
Residential mortgage
Residential mortgage - term	367,344	—	4,250	371,594
Residential mortgage - home equity	69,142	141	1,392	70,675
Consumer	34,413	4	101	34,518
Total	$968,661	$9,323	$25,632	$1,003,616
December 31, 2018
Commercial real estate
Non owner-occupied	$145,260	$2,904	$2,348	$150,512
All other CRE	149,076	1,752	5,581	156,409
Acquisition and development
1-4 family residential construction	16,003	—	—	16,003
All other A&D	94,428	7,378	551	102,357
Commercial and industrial	107,174	3,703	589	111,466
Residential mortgage
Residential mortgage - term	359,305	—	4,703	364,008
Residential mortgage - home equity	71,666	143	1,090	72,899
Consumer	33,952	4	104	34,060
Total	$976,864	$15,884	$14,966	$1,007,714

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

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans at June 30, 2019 and December 31, 2018:

(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due and Accruing	Non- Accrual	Total Loans
June 30, 2019
Commercial real estate
Non owner-occupied	$146,684	$—	$—	$—	$—	$133	$146,817
All other CRE	147,818	2,116	—	—	2,116	3,081	153,015
Acquisition and development
1-4 family residential construction	10,301	—	—	—	—	—	10,301
All other A&D	100,702	—	74	34	108	7,615	108,425
Commercial and industrial	108,158	—	86	—	86	27	108,271
Residential mortgage
Residential mortgage - term	368,467	138	1,464	197	1,799	1,328	371,594
Residential mortgage - home equity	69,403	241	25	79	345	927	70,675
Consumer	34,375	94	35	7	136	7	34,518
Total	$985,908	$2,589	$1,684	$317	$4,590	$13,118	$1,003,616
December 31, 2018
Commercial real estate
Non owner-occupied	$150,339	$—	$—	$—	$—	$173	$150,512
All other CRE	153,977	464	—	—	464	1,968	156,409
Acquisition and development
1-4 family residential construction	16,003	—	—	—	—	—	16,003
All other A&D	94,540	197	7,411	62	7,670	147	102,357
Commercial and industrial	111,436	29	1	—	30	—	111,466
Residential mortgage
Residential mortgage - term	360,073	302	1,359	363	2,024	1,911	364,008
Residential mortgage - home equity	71,611	461	114	—	575	713	72,899
Consumer	33,832	140	73	5	218	10	34,060
Total	$991,811	$1,593	$8,958	$430	$10,981	$4,922	$1,007,714

Non-accrual loans totaled $13.1 million at June 30, 2019, compared to $4.9 million at December 31, 2018.  The increase in non-accrual balances at June 30, 2019 was primarily due to entering a forbearance agreement with one large A&D loan totaling $7.0 million during the first quarter 2019.  At December 31, 2018, it was expected that this loan would be paid off by a prospective buyer.  In the first quarter of 2019, the buyer declined to pursue the transaction and, subsequently, the Corporation entered into a forbearance agreement and placed the loan on non-accrual. During the second quarter of 2019, two additional CRE credits were added to non-accrual.  Non-accrual loans that have been subject to partial charge-offs totaled $.2 million at June 30, 2019, compared to $.3 million at December 31, 2018.  For the six months ended June 30, 2019, $1.7 million in specific allocations have been made related to the A&D portfolio.  Loans secured by 1-4 family residential real estate properties in the process of foreclosure were $.2 million at June 30, 2019 and $.3 million at December 31, 2018.

Accruing loans past due 30 days or more decreased to .46% of the loan portfolio at June 30, 2019, compared to 1.09% at December 31, 2018.  The decrease for the first six months of 2019 was primarily related to one large relationship in the commercial A&D portfolio that moved to non-accrual status in the first quarter of 2019.

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

The following table summarizes the primary segments of the ALL at June 30, 2019 and December 31, 2018, segregated by the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
June 30, 2019
Individually evaluated for impairment	$11	$1,728	$—	$65	$—	$—	$1,804
Collectively evaluated for impairment	$2,724	$1,566	$1,147	$3,916	$319	$500	$10,172
Total ALL	$2,735	$3,294	$1,147	$3,981	$319	$500	$11,976
December 31, 2018
Individually evaluated for impairment	$13	$25	$—	$106	$—	$—	$144
Collectively evaluated for impairment	$2,767	$1,696	$1,187	$4,438	$315	$500	$10,903
Total ALL	$2,780	$1,721	$1,187	$4,544	$315	$500	$11,047

The evaluation of the need and amount of a specific allocation of the ALL and whether a loan can be removed from impairment status is made on a quarterly basis.

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required at June 30, 2019 and December 31, 2018:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
(in thousands)	Recorded Investment	Related Allowances	Recorded Investment	Recorded Investment	Unpaid Principal Balance
June 30, 2019
Commercial real estate
Non owner-occupied	$119	$11	$133	$252	$8,445
All other CRE	—	—	5,526	5,526	5,526
Acquisition and development
1-4 family residential construction	—	—	304	304	304
All other A&D	7,805	1,728	35	7,840	7,907
Commercial and industrial	—	—	27	27	2,241
Residential mortgage
Residential mortgage – term	1,205	56	1,655	2,860	3,063
Residential mortgage – home equity	171	9	756	927	941
Consumer	—	—	7	7	7
Total impaired loans	$9,300	$1,804	$8,443	$17,743	$28,434
December 31, 2018
Commercial real estate
Non owner-occupied	$121	$13	$173	$294	$8,488
All other CRE	—	—	4,945	4,945	4,945
Acquisition and development
1-4 family residential construction	—	—	316	316	316
All other A&D	230	25	147	377	525
Commercial and industrial	—	—	17	17	2,231
Residential mortgage
Residential mortgage – term	993	106	2,910	3,903	4,130
Residential mortgage – home equity	—	—	713	713	726
Consumer	—	—	10	10	10
Total impaired loans	$1,344	$144	$9,231	$10,575	$21,371

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

“Pass” rated credits are segregated from “Criticized” credits for the application of qualitative factors. Most “Pass” pools for commercial and residential real estate are further segmented based upon the geographic location of the underlying collateral.  There are seven geographic regions utilized – six that represent the Bank’s lending footprint and a seventh for all out-of-market credits.  Different economic environments and resultant credit risks exist in each region that are acknowledged in the assignment of qualitative factors.  Loans in the criticized pools, which possess certain qualities or characteristics that may lead to collection and loss issues, are closely monitored by management and subject to additional qualitative factors.

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

The following tables present the activity in the ALL for the six- and three-month periods ended June 30, 2019 and 2018:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
ALL balance at January 1, 2019	$2,780	$1,721	$1,187	$4,544	$315	$500	$11,047
Charge-offs	—	(29)	(5)	(86)	(136)	—	(256)
Recoveries	30	111	76	195	91	—	503
Provision	(75)	1,491	(111)	(672)	49	—	682
ALL balance at June 30, 2019	$2,735	$3,294	$1,147	$3,981	$319	$500	$11,976
ALL balance at January 1, 2018	$3,699	$1,257	$869	$3,444	$203	$500	$9,972
Charge-offs	(889)	(98)	(10)	(240)	(175)	—	(1,412)
Recoveries	60	258	31	65	79	—	493
Provision	433	(245)	(104)	475	157	—	716
ALL balance at June 30, 2018	$3,303	$1,172	$786	$3,744	$264	$500	$9,769

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
ALL balance at April 1, 2019	$2,775	$2,338	$1,125	$4,497	$313	$500	$11,548
Charge-offs	—	—	(5)	(74)	(68)	—	(147)
Recoveries	1	99	25	87	30	—	242
Provision	(41)	857	2	(529)	44	—	333
ALL balance at June 30, 2019	$2,735	$3,294	$1,147	$3,981	$319	$500	$11,976
ALL balance at April 1, 2018	$3,976	$1,160	$860	$3,678	$296	$500	$10,470
Charge-offs	(889)	(7)	(10)	(86)	(107)	—	(1,099)
Recoveries	1	44	13	27	44	—	129
Provision	215	(25)	(77)	125	31	—	269
ALL balance at June 30, 2018	$3,303	$1,172	$786	$3,744	$264	$500	$9,769

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

The following table presents the average recorded investment in impaired loans by class and related interest income recognized for the periods indicated:

	Six months ended			Six months ended
	June 30, 2019			June 30, 2018
(in thousands)	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis
Commercial real estate
Non owner-occupied	$270	$6	$—	$813	$7	$66
All other CRE	4,853	76	—	6,625	99	56
Acquisition and development
1-4 family residential construction	310	9	—	457	12	—
All other A&D	5,306	6	—	276	6	—
Commercial and industrial	24	—	—	305	10	—
Residential mortgage
Residential mortgage – term	3,261	53	10	3,487	62	—
Residential mortgage – home equity	854	—	2	553	—	7
Consumer	14	—	—	23	—	—
Total	$14,892	$150	$12	$12,539	$196	$129

	Three months ended			Three months ended
	June 30, 2019			June 30, 2018
(in thousands)	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis
Commercial real estate
Non owner-occupied	$258	$3	$—	$1,258	$3	$—
All other CRE	4,807	38	—	5,726	50	—
Acquisition and development
1-4 family residential construction	307	4	—	492	6	—
All other A&D	7,772	3	—	340	3	—
Commercial and industrial	27	—	—	311	5	—
Residential mortgage
Residential mortgage – term	2,941	25	2	3,529	30	—
Residential mortgage – home equity	925	—	2	614	—	—
Consumer	16	—	—	24	—	—
Total	$17,053	$73	$4	$12,294	$97	$—

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

There were 13 loans totaling $4.0 million and 16 loans totaling $4.9 million that were classified as TDRs at June 30, 2019 and December 31, 2018, respectively.  The following tables present the volume and recorded investment at that time of modification of TDRs by class and type of modification that occurred during the periods indicated:

	Temporary Rate Modification		Extension of Maturity		Modification of Payment and Other Terms
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Six months ended June 30, 2019
Commercial real estate
Non owner-occupied	—	$—	—	$—	—	$—
All other CRE	—	—	—	—	—	—
Acquisition and development
1-4 family residential construction	—	—	—	—	—	—
All other A&D	—	—	—	—	1	227
Commercial and industrial	—	—	—	—	—	—
Residential mortgage
Residential mortgage – term	—	—	—	—	1	243
Residential mortgage – home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	—	$—	—	$—	2	$470

	Temporary Rate Modification		Extension of Maturity		Modification of Payment and Other Terms
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Six months ended June 30, 2018
Commercial real estate
Non owner-occupied	—	$—	—	$—	1	$126
All other CRE	—	—	1	179	—	—
Acquisition and development
1-4 family residential construction	—	—	—	—	—	—
All other A&D	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Residential mortgage
Residential mortgage – term	—	—	—	—	—	—
Residential mortgage – home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	—	$—	1	$179	1	$126

During the six months ended June 30, 2019, there were no new TDRs but two existing TDRs that had reached their modification maturity dates were re-modified.  These re-modifications did not impact the ALL.  During the six months ended June 30, 2019, there were no payment defaults.

During the six months ended June 30, 2018, there were no new TDRs but two existing TDRs that had reached their modification maturity dates were re-modified.  These re-modifications did not impact the ALL.  During the six months ended June 30, 2018, there were no payment defaults.

	Temporary Rate Modification		Extension of Maturity		Modification of Payment and Other Terms
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Three months ended June 30, 2018
Commercial real estate
Non owner-occupied	—	$—	—	$—	1	$126
All other CRE	—	—	1	179	—	—
Acquisition and development
1-4 family residential construction	—	—	—	—	—	—
All other A&D	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Residential mortgage
Residential mortgage – term	—	—	—	—	—	—
Residential mortgage – home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	—	$—	1	$179	1	$126

During the three months ended June 30, 2019, there were no new TDRs, no modifications on existing TDRs and no payment defaults.

During the three months ended June 30, 2018, there were no new TDRs but two existing TDRs that had reached their modification maturity dates were re-modified.  These re-modifications did not impact the ALL.  During the second quarter of 2018, there were no payment defaults.

Note 6 - Other Real Estate Owned

The following table presents the components of other real estate owned (“OREO”) at June 30, 2019 and December 31, 2018:

(in thousands)	June 30, 2019	December 31, 2018
Commercial real estate	$1,902	$2,599
Acquisition and development	2,598	3,218
Commercial and industrial	—	24
Residential mortgage	1,031	757
Total OREO	$5,531	$6,598

The following table presents the activity in the OREO valuation allowance for the six- and three-month periods ended June 30, 2019 and 2018:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Balance beginning of period	$1,988	$2,740	$1,366	$2,911
Fair value write-down	828	478	711	183
Sales of OREO	(803)	(271)	(64)	(147)
Balance at end of period	$2,013	$2,947	$2,013	$2,947

The following table presents the components of OREO expenses, net, for the six- and three-month periods ended June 30, 2019 and 2018:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
(Gains)/losses on real estate, net	$(11)	$(183)	$19	$(163)
Fair value write-down, net	828	478	711	183
Expenses, net	166	272	91	124
Rental and other income	(54)	(74)	(35)	(36)
Total OREO expense, net	$929	$493	$786	$108

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

Management believes that the Corporation’s valuation techniques are appropriate and consistent with the techniques used by other market participants.  However, the use of different methodologies and assumptions could result in a different estimate of fair values at the reporting date.  The valuation techniques used by the Corporation to measure, on a recurring and non-recurring basis, the fair value of assets as of June 30, 2019 are discussed in the paragraphs that follow.

Investments – The investment portfolio is classified and accounted for based on the guidance of ASC Topic 320, Investments – Debt and Equity Securities.

The fair value of investments is determined using a market approach.  As of June 30, 2019, the U.S. Government agencies, residential and commercial mortgage-backed securities, collateralized mortgage obligations, and state and political subdivisions bonds, excluding the TIF bonds, segments are classified as Level 2 within the valuation hierarchy.  Their fair values were determined based upon market-corroborated inputs and valuation matrices, which were obtained through third party data service providers or securities brokers through which the Corporation has historically transacted both purchases and sales of investment securities.  The TIF bonds are classified as Level 3 within the valuation hierarchy as they are not openly traded.

The CDO segment, which consists of pooled trust preferred securities issued by banks, thrifts and insurance companies, is classified as Level 3 within the valuation hierarchy.  At June 30, 2019, the Corporation owned nine pooled trust preferred securities with an amortized cost of $18.4 million and a fair value of $14.9 million. As of June 30, 2019, the market for these securities is not active and the markets for similar securities are also not active.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels.  The new issue market is also inactive, as few CDOs have been issued since 2007.  There are currently very few market participants who are willing to effect transactions in these securities.  The market values for these securities or any securities other than those issued or guaranteed by the U.S. Department of the Treasury (the “Treasury”) are depressed relative to historical levels.  Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue.  Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (a) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at June 30, 2019, (b) an income valuation approach technique (i.e. present value) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than a market approach, and (c) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management relies on an independent third party to prepare both the evaluations of OTTI as well as the fair value determinations for its CDO portfolio. Management believes that the valuations are adequately reflected at June 30, 2019.

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

For Level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2019 and December 31, 2018, the significant unobservable inputs used in the fair value measurements were as follows:

(in thousands)	Fair Value at June 30, 2019	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:
Investment Securities – available for sale	$14,872	Discounted Cash Flow	Discount Rate	Range of LIBOR+ 4.50%
Non-recurring:
Impaired Loans	$7,234	Market Comparable Properties	Marketability Discount	10.0% - 15.0% (1) (weighted avg 12.8%)
Other Real Estate Owned	$2,949	Market Comparable Properties	Marketability Discount	10.0% - 15.0% (1) (weighted avg 12.4%)

(in thousands)	Fair Value at December 31, 2018	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:
Investment Securities – available for sale	$15,277	Discounted Cash Flow	Discount Rate	Range of LIBOR+ 4.50%
Non-recurring:
Impaired Loans	$1,316	Market Comparable Properties	Marketability Discount	10.0% - 15.0% (1) (weighted avg 12.8%)
Other Real Estate Owned	$2,707	Market Comparable Properties	Marketability Discount	10.0% - 15.0% (1) (weighted avg 13.5%)

NOTE:

(1)	Range would include discounts taken since appraisal and estimated values

For assets measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2019 and December 31, 2018 are as follows:

		Fair Value Measurements at June 30, 2019 Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	06/30/2019	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$29,833		$29,833
Commercial mortgage-backed agencies	$42,346		$42,346
Collateralized mortgage obligations	$34,127		$34,127
Obligations of states and political subdivisions	$14,631		$14,631
Collateralized debt obligations	$14,872			$14,872
Financial Derivatives	$(55)		$(55)
Non-recurring:
Impaired loans	$7,234			$7,234
Other real estate owned	$2,949			$2,949

		Fair Value Measurements at December 31, 2018 Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	12/31/2018	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$29,026		$29,026
Commercial mortgage-backed agencies	$37,752		$37,752
Collateralized mortgage obligations	$35,704		$35,704
Obligations of states and political subdivisions	$19,882		$19,882
Collateralized debt obligations	$15,277			$15,277
Financial Derivative	$1,043		$1,043
Non-recurring:
Impaired loans	$1,316			$1,316
Other real estate owned	$2,707			$2,707

There were no transfers of assets between any of the fair value hierarchy for the six-month periods ended June 30, 2019 or 2018.

The following tables show a reconciliation of the beginning and ending balances for fair valued assets measured on a recurring basis using Level 3 significant unobservable inputs for the six and three-month periods ended June 30, 2019 and 2018:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale
Beginning balance January 1, 2019	$15,277
Total losses realized/unrealized:
Included in other comprehensive income	(405)
Ending balance June 30, 2019	$14,872

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale
Beginning balance January 1, 2018	$14,920
Total gains realized/unrealized:
Included in other comprehensive income	1,227
Ending balance June 30, 2018	$16,147

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale
Beginning balance April 1, 2019	$15,152
Total losses realized/unrealized:
Included in other comprehensive income	(280)
Ending balance June 30, 2019	$14,872

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale
Beginning balance April 1, 2018	$15,977
Total gains realized/unrealized:
Included in other comprehensive income	170
Ending balance June 30, 2018	$16,147

Gains/losses (realized and unrealized) included in earnings for the periods identified above are reported in the Consolidated Statement of Operations in Other Operating Income.  There were no gains or losses included in earnings attributable to the change in realized/unrealized gains or losses related to the assets for the six- and three-month periods ended June 30, 2019 and 2018.

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

The following tables present fair value information about financial instruments, whether or not recognized in the Consolidated Statement of Financial Condition, for which it is practicable to estimate that value. The actual carrying amounts and estimated fair values of the Corporation’s financial instruments that are included in the Consolidated Statement of Financial Condition are as follows:

	June 30, 2019		Fair Value Measurements
	Carrying	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$38,584	$38,584	$38,584
Interest bearing deposits in banks	405	405	405
Investment securities - AFS	135,809	135,809		$120,937	$14,872
Investment securities - HTM	97,499	102,503		83,609	18,894
Restricted bank stock	4,415	4,415		4,415
Loans, net	991,640	976,051			976,051
Accrued interest receivable	4,083	4,083		4,083
Financial Liabilities:
Deposits - non-maturity	861,832	861,832		861,832
Deposits - time deposits	261,249	262,533		262,533
Financial derivatives	55	55		55
Short-term borrowed funds	31,155	31,155		31,155
Long-term borrowed funds	100,929	103,214		103,214
Accrued interest payable	503	503		503

	December 31, 2018		Fair Value Measurements
	Carrying	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$22,187	$22,187	$22,187
Interest bearing deposits in banks	1,354	1,354	1,354
Investment securities - AFS	137,641	137,641		$122,364	$15,277
Investment securities - HTM	94,010	93,760		80,780	12,980
Restricted bank stock	5,394	5,394		5,394
Loans, net	996,667	967,198			967,198
Financial derivative	1,043	1,043		1,043
Accrued interest receivable	4,175	4,175		4,175
Financial Liabilities:
Deposits - non-maturity	815,858	815,858		815,858
Deposits - time deposits	251,669	252,146		252,146
Short-term borrowed funds	77,707	77,707		77,707
Long-term borrowed funds	100,929	102,590		102,590
Accrued interest payable	455	455		455

Note 8 – Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive loss for the 12 months ended December 31, 2018 and the three-month periods ended March 31, 2019 and June 30, 2019:

(in thousands)	Investment securities- with OTTI AFS	Investment securities- all other AFS	Investment securities- HTM	Cash Flow Hedge	Pension Plan	SERP	Total
Accumulated OCL, net:
Balance – January 1, 2018	$(2,939)	$(2,979)	$(1,347)	$582	$(17,066)	$(844)	$(24,593)
Other comprehensive income/(loss) before reclassifications	1,194	(540)	—	191	(1,833)	202	(786)
Amounts reclassified from accumulated other comprehensive loss	(154)	(82)	216	—	882	114	976
Balance – December 31, 2018	$(1,899)	$(3,601)	$(1,131)	$773	$(18,017)	$(528)	$(24,403)
Other comprehensive income/(loss) before reclassifications	(44)	901	—	(315)	1,933	—	2,475
Amounts reclassified from accumulated other comprehensive loss	(36)	4	55	—	196	21	240
Balance - March 31, 2019	$(1,979)	$(2,696)	$(1,076)	$458	$(15,888)	$(507)	$(21,688)
Other comprehensive income/(loss) before reclassifications	(157)	1,581	—	(486)	511	—	1,449
Amounts reclassified from accumulated other comprehensive loss	(37)	(4)	63	—	196	21	239
Balance - June 30, 2019	$(2,173)	$(1,119)	$(1,013)	$(28)	$(15,181)	$(486)	$(20,000)

The following tables present the components of other comprehensive income/(loss) for the six- and three-month periods ended June 30, 2019 and 2018:

Components of Other Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the Six months ended June 30, 2019
Available for sale (AFS) securities with OTTI:
Unrealized holding losses	$(276)	$75	$(201)
Less: accretable yield recognized in income	99	(26)	73
Net unrealized losses on investments with OTTI	(375)	101	(274)
Available for sale securities – all other:
Unrealized holding gains	3,405	(923)	2,482
Net unrealized gains on all other AFS securities	3,405	(923)	2,482
Held to maturity securities:
Unrealized holding gains	—	—	—
Less: amortization recognized in income	(161)	43	(118)
Net unrealized gains on HTM securities	161	(43)	118
Cash flow hedges:
Unrealized holding losses	(1,098)	297	(801)
Pension Plan:
Unrealized net actuarial gain	3,353	(909)	2,444
Less: amortization of unrecognized loss	(538)	146	(392)
Net pension plan liability adjustment	3,891	(1,055)	2,836
SERP:
Unrealized net actuarial loss	—	—	—
Less: amortization of unrecognized loss	(58)	15	(43)
Less: amortization of prior service costs	1	—	1
Net SERP liability adjustment	57	(15)	42
Other comprehensive income	$6,041	$(1,638)	$4,403

Components of Other Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the Six months ended June 30, 2018
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$2,432	$(658)	$1,774
Less: gains recognized in income	145	(39)	106
Less: accretable yield recognized in income	107	(29)	78
Net unrealized gains on investments with OTTI	2,180	(590)	1,590
Available for sale securities – all other:
Unrealized holding losses	(1,812)	490	(1,322)
Less: losses recognized in income	(19)	5	(14)
Net unrealized losses on all other AFS securities	(1,793)	485	(1,308)
Held to maturity securities:
Unrealized holding gains	—	—	—
Less: amortization recognized in income	(114)	31	(83)
Net unrealized gains on HTM securities	114	(31)	83
Cash flow hedges:
Unrealized holding gains	755	(204)	551
Pension Plan:
Unrealized net actuarial loss	(1,692)	457	(1,235)
Less: amortization of unrecognized loss	(600)	162	(438)
Less: amortization of prior service costs	(4)	1	(3)
Net pension plan liability adjustment	(1,088)	294	(794)
SERP:
Less: amortization of unrecognized loss	(81)	22	(59)
Less: amortization of prior service costs	1	—	1
Net SERP liability adjustment	80	(22)	58
Other comprehensive income	$248	$(68)	$180

Components of Other Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the Three months ended June 30, 2019
Available for sale (AFS) securities with OTTI:
Unrealized holding losses	$(216)	$59	$(157)
Less: accretable yield recognized in income	50	(13)	37
Net unrealized losses on investments with OTTI	(266)	72	(194)
Available for sale securities – all other:
Unrealized holding gains	2,169	(588)	1,581
Less: gains recognized in income	6	(2)	4
Net unrealized gains on all other AFS securities	2,163	(586)	1,577
Held to maturity securities:
Unrealized holding gains	—	—	—
Less: amortization recognized in income	(86)	23	(63)
Net unrealized gains on HTM securities	86	(23)	63
Cash flow hedges:
Unrealized holding losses	(666)	180	(486)
Pension Plan:
Unrealized net actuarial gain	701	(190)	511
Less: amortization of unrecognized loss	(269)	73	(196)
Net pension plan liability adjustment	970	(263)	707
SERP:
Unrealized net actuarial loss	—	—	—
Less: amortization of unrecognized loss	(29)	8	(21)
Net SERP liability adjustment	29	(8)	21
Other comprehensive income	$2,316	$(628)	$1,688

Components of Other Comprehensive Loss (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the Three months ended June 30, 2018
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$1,493	$(404)	$1,089
Less: gains recognized in income	145	(39)	106
Less: accretable yield recognized in income	52	(14)	38
Net unrealized gains on investments with OTTI	1,296	(351)	945
Available for sale securities – all other:
Unrealized holding losses	(325)	88	(237)
Less: losses recognized in income	(10)	3	(7)
Net unrealized losses on all other AFS securities	(315)	85	(230)
Held to maturity securities:
Unrealized holding gains	—	—	—
Less: amortization recognized in income	(52)	14	(38)
Net unrealized gains on HTM securities	52	(14)	38
Cash flow hedges:
Unrealized holding gains	148	(40)	108
Pension Plan:
Unrealized net actuarial loss	(2,399)	648	(1,751)
Less: amortization of unrecognized loss	(300)	81	(219)
Less: amortization of prior service costs	(2)	—	(2)
Net pension plan liability adjustment	(2,097)	567	(1,530)
SERP:
Unrealized net actuarial loss	—	—	—
Less: amortization of unrecognized loss	(40)	11	(29)
Net SERP liability adjustment	40	(11)	29
Other comprehensive loss	$(876)	$236	$(640)

The following table presents the details of amount reclassified from accumulated other comprehensive loss for the six- and three-month periods ended June 30, 2019 and 2018:

Amounts Reclassified from	Six Months Ended
Accumulated Other Comprehensive Loss	June 30,		Affected Line Item in the Statement
(in thousands)	2019	2018	Where Net Income is Presented
Net unrealized gains on available for sale investment securities with OTTI:
Gains on calls	$—	$145	Net gains
Accretable yield	99	107	Interest income on taxable investment securities
Taxes	(26)	(68)	Provision for income tax expense
	$73	$184	Net of tax
Net unrealized losses on available for sale investment securities - all others:
Losses on sales	$—	$(19)	Net gains
Taxes	—	5	Provision for income tax expense
	$—	$(14)	Net of tax
Net unrealized losses on held to maturity securities:
Amortization	$(161)	$(114)	Interest income on taxable investment securities
Taxes	43	31	Provision for income tax expense
	$(118)	$(83)	Net of tax
Net pension plan liability adjustment:
Amortization of unrecognized loss	$(538)	$(600)	Other Expense
Amortization of prior service costs	—	(4)	Salaries and employee benefits
Taxes	146	163	Provision for income tax expense
	$(392)	$(441)	Net of tax
Net SERP liability adjustment:
Amortization of unrecognized loss	$(58)	$(81)	Other Expense
Amortization of prior service costs	1	1	Salaries and employee benefits
Taxes	15	22	Provision for income tax expense
	$(42)	$(58)	Net of tax
Total reclassifications for the period	$(479)	$(412)	Net of tax

Amounts Reclassified from	Three Months Ended
Accumulated Other Comprehensive Loss	June 30,		Affected Line Item in the Statement
(in thousands)	2019	2018	Where Net Income is Presented
Net unrealized gains on available for sale investment securities with OTTI:
Gains on calls	$—	$145	Net gains
Accretable Yield	$50	$52	Interest income on taxable investment securities
Taxes	(13)	(53)	Provision for Income Tax Expense
	$37	$144	Net of tax
Net unrealized gains/(losses) on available for sale investment securities - all others:
Gains/(losses) on sales	$6	$(10)	Net gains
Taxes	(2)	3	Provision for Income Tax Expense
	$4	$(7)	Net of tax
Net unrealized losses on held to maturity securities:
Amortization	$(86)	$(52)	Interest income on taxable investment securities
Taxes	23	14	Provision for Income Tax Expense
	$(63)	$(38)	Net of tax
Net pension plan liability adjustment:
Amortization of unrecognized loss	$(269)	$(300)	Salaries and employee benefits
Amortization of prior service costs	—	(2)	Salaries and employee benefits
Taxes	73	81	Provision for Income Tax Expense
	$(196)	$(221)	Net of tax
Net SERP liability adjustment:
Amortization of unrecognized loss	$(29)	$(41)	Salaries and employee benefits
Taxes	8	11	Provision for Income Tax Expense
	$(21)	$(30)	Net of tax
Total reclassifications for the period	$(239)	$(152)	Net of tax

Note 9 – Leases

On January 1, 2019, the Corporation adopted Accounting Standards Update (“ASU”) 2016-02, “Leases” (Topic 842) and all subsequent ASUs that modified Topic 842. The adoption of Topic 842 affected the accounting treatment for operating lease agreements in which the Corporation is the lessee.

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

(in thousands)	June 30, 2019
Lease Right-of Use Assets
Operating lease right-of-use assets	$2,594
Lease Liabilities
Operating lease liabilities	$3,177

In calculating the present value of the lease payments, the Corporation has utilized its incremental borrowing rate based on electing the original lease term to account for each lease component.

The following table presents the weighted-average lease term and discount rate for operating leases at June 30, 2019:

June 30, 2019
Weighted-average remaining lease term
Operating leases	8.81 years
Weighted-average discount rate
Operating leases	5.09%

The Corporation elected, for all classes of underlying assets, to separate lease and non-lease components.  Total operating lease expense for the six months ended June 30, 2019 was $.2 million.  Short-term lease expense was $37 thousand for the six months ended June 30, 2019.  Total operating lease expense for the second quarter of 2019 was $.1 million.  Short-term lease expense was $13 thousand for the second quarter of 2019.

Future minimum payments for operating leases with initial or remaining terms of one year or more at June 30, 2019 were as follows:

(in thousands)	Operating Leases
2019 (remainder of year)	$229
2020	467
2021	466
2022	459
2023	393
Thereafter	1,983
Total future minimum lease payments	3,997
Amounts representing interest	(820)
Present value of net future minimum lease payments	$3,177

Note 10 –Borrowed Funds

The following is a summary of short-term borrowings with original maturities of less than one year:

(Dollars in thousands)	Six Months Ended June 30, 2019	Year Ended December 31, 2018
Short-term Correspondent Bank Advance:
Overnight borrowings, weighted average interest rate of 2.70% at December 31, 2018	$—	$40,000
Securities sold under agreements to repurchase:
Outstanding at end of period	$31,155	$37,707
Weighted average interest rate at end of period	0.35%	0.24%
Maximum amount outstanding as of any month end	$40,579	$55,648
Average amount outstanding	$37,218	$44,045
Approximate weighted average rate during the period	0.29%	0.20%

At June 30, 2019, the repurchase agreements were secured by $45.0 million in investment securities issued by government related agencies.  A minimum of 102% of fair value is pledged against account balances.

At June 30, 2019, the long-term FHLB advances were secured by $214.0 million in loans.

Note 11 – Employee Benefit Plans

The following tables present the components of the net periodic pension plan cost for First United Corporation’s noncontributory Defined Benefit Pension Plan (the “Pension Plan”) and the Bank’s Defined Benefit Supplemental Executive Retirement Plan (“Defined Benefit SERP”) for the periods indicated:

Pension	Six Months Ended		Three Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Service cost	$133	$162	$66	$81
Interest cost	874	793	437	396
Expected return on assets	(1,528)	(1,620)	(764)	(810)
Amortization of net actuarial loss	538	600	269	300
Amortization of prior service cost	—	4	—	2
Net pension expense/(credit) included in employee benefits and other expense	$17	$(61)	$8	$(31)

Defined Benefit SERP	Six Months Ended		Three Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Service cost	$47	$56	$23	$28
Interest cost	165	150	83	75
Amortization of recognized loss	58	81	29	41
Amortization of prior service cost	(1)	(1)	—	—
Net Defined Benefit SERP expense included in employee benefits and other expense	$269	$286	$135	$144

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

Effective April 30, 2010, the Pension Plan was amended, resulting in a “soft freeze”, the effect of which prohibits new entrants into the plan and ceases crediting of additional years of service after that date.  Effective January 1, 2013, the Pension Plan was amended to unfreeze it for those employees for whom the sum of their (a) ages, at their closest birthday plus (b) years of service for vesting purposes equals 80 or greater.  The “soft freeze” continues to apply to all other plan participants.  Pension benefits for these participants are managed through discretionary contributions to the First United Corporation 401(k) Profit Sharing Plan (the “401(k) Plan”).

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

The Corporation will assess the need for future annual contributions to the pension plan based upon its funded status and an evaluation of the future benefits to be provided thereunder.  A contribution of $2.0 million was made to the pension plan during the first six months of 2019.  The Corporation expects to fund the annual projected benefit payments for the Defined Benefit SERP from operations.

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

In January 2017, the Board of Directors approved discretionary contributions to four participants totaling $112,780.  The contributions had a two-year vesting period that ended on December 31, 2018.  In January 2018, the Board approved discretionary contributions to four participants totaling $119,252.  The contributions have a two-year vesting period.   The Corporation recorded $29,812 of the related compensation for the first six months of 2019 and 2018.  The Corporation recorded $14,906 of the related compensation for the second quarters of 2019 and 2018. In January 2019, the Board of Directors of First United Corporation approved discretionary contributions to four participants totaling $123,179.  The contributions also have a two-year vesting period.  The Corporation recorded $37,576 of related compensation expense for the first six months of 2019.  The Corporation recorded $18,788 of related compensation for the second quarter of 2019.

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

Stock-based awards were made to non-employee directors in May 2019 pursuant to First United Corporation’s director compensation policy.  Each director receives an annual retainer of 1,000 shares of First United Corporation common stock, plus $10,000 to be paid, at the director’s election, in cash or additional shares of common stock.  In 2019, a total of 14,641 fully-vested shares of common stock were issued to directors, which had a grant date fair market value of $18.30 per share.  Director stock compensation expense was $133,612 for the six months ended June 30, 2019 and $115,889 for the six months ended June 30, 2018. Director stock compensation expense was $66,894 for the second quarter of 2019 and $62,331 for the same period of 2018.

Note 13 – Letters of Credit and Off Balance Sheet Liabilities

The Corporation does not issue any guarantees that would require liability recognition or disclosure other than the standby letters of credit issued by the Bank.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, the Bank’s letters of credit are issued with expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting these commitments.  The Bank had $8.6 million of outstanding standby letters of credit at June 30, 2019 and $3.4 million at December 31, 2018.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required by the letters of credit.  Management does not believe that the amount of the liability associated with guarantees under standby letters of credit outstanding at June 30, 2019 and December 31, 2018 is material.

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

In March 2016, the Corporation entered into four interest rate swap contracts totaling $30.0 million notional amount, hedging future cash flows associated with floating rate trust preferred debt.  These contracts include a three-year $5.0 million contract that matured on June 17, 2019, a five-year $5.0 million contract that matures on March 17, 2021, a seven-year $5.0 million contract that matures on March 17, 2023 and a 10-year $15.0 million contract that matures on March 17, 2026.

The fair value of the interest rate swap contracts was $(55) thousand and $1.0 million at June 30, 2019 and December 31, 2018, respectively.

For the six months ended June 30, 2019, the Corporation recorded a decrease in the value of the derivatives of $1.1 million and the related deferred tax of $298 thousand in net accumulated other comprehensive loss to reflect the effective portion of cash flow hedges.  ASC Subtopic 815-30 requires this amount to be reclassified to earnings if the hedge becomes ineffective or is terminated.  There was no hedge ineffectiveness recorded for the six months ended June 30, 2019.  The Corporation does not expect any losses relating to these hedges to be reclassified into earnings within the next 12 months.

Interest rate swap agreements are entered into with counterparties that meet established credit standards and the Corporation believes that the credit risk inherent in these contracts is not significant as of June 30, 2019.

The table below discloses the impact of derivative financial instruments on the Corporation’s Consolidated Financial Statements for the six- and three-months ended June 30, 2019 and 2018.

Derivative in Cash Flow Hedging Relationships
(in thousands)	Amount of gain or (loss) recognized in OCI on derivative (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion) (a)	Amount of gain or (loss) recognized in income or derivative (ineffective portion and amount excluded from effectiveness testing) (b)
Interest rate contracts:
Six months ended:
June 30, 2019	$801	$—	$—
June 30, 2018	551	—	—
Three months ended:
June 30, 2019	$486	$—	$—
June 30, 2018	108	—	—

Notes:

(a) Reported as interest expense

(b) Reported as other income

Note 15 – Assets and Liabilities Subject to Enforceable Master Netting Arrangements

Interest Rate Swap Agreements

The Corporation has entered into interest rate swap agreements to modify the re-pricing characteristics of certain interest-bearing liabilities as a part of managing interest rate risk.  The swap agreements have been designated as cash flow hedges, and accordingly, the fair value of the interest rate swap contracts is reported in Other Assets or Other Liabilities on the Consolidated Statement of Financial Condition.  The swap agreements were entered into with a third-party financial institution.  The Corporation is party to master netting arrangements with its financial institution counterparty; however, the Corporation does not offset assets and liabilities under these arrangements for financial statement presentation purposes.  The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract.  Collateral, in the form of cash and investment securities, are pledged by the Corporation as the counterparty with net liability positions in accordance with contract thresholds.  See Note 14 to the Consolidated Financial Statements for more information.

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

The following table presents the assets and liabilities subject to an enforceable master netting arrangement or repurchase agreements at June 30, 2019 and December 31, 2018.

				Gross Amounts Not Offset in the Statement of Condition
(in thousands)	Gross Amounts of Recognized (Assets)/ Liabilities	Gross Amounts Offset in the Statement of Condition	Net Amounts of (Assets)/ Liabilities Presented in the Statement of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
June 30, 2019
Interest Rate Swap Agreements	$55	$—	$55	$(55)	$—	$—
Repurchase Agreements	$31,155	$—	$31,155	$(31,155)	$—	$—
December 31, 2018
Interest Rate Swap Agreements	$(1,043)	$—	$(1,043)	$1,043	$—	$—
Repurchase Agreements	$37,707	$—	$37,707	$(37,707)	$—	$—

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

The Corporation also elected the practical expedient, which must be applied consistently to all leases, to use hindsight in determining the lease term and in assessing impairment of our right-of-use assets.  The Corporation recorded a ROU asset in the amount of approximately $2.7 million and a lease liability in the amount of approximately $3.3 million on the Consolidated Statement of Financial Condition upon adoption on January 1, 2019.  The adoption did not have a material impact to the Consolidated Statements of Operations or Cash Flows.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  ASU 2016-13 introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments.  It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchases financial assets with credit deterioration since their origination.  The new model referred to as current expected credit losses (“CECL”) model, will apply to: (a) financial assets subject to credit losses and measured at amortized cost; and (b) certain off-balance sheet credit exposures.  This includes loans, held to maturity debt securities, loan commitments, financial guarantees and net investments in leases as well as reinsurance and trade receivables.  The estimate of expected credit losses should consider historical information, current information, and supportable forecasts, including estimates of prepayments.  ASU 2016-13 is effective for the Corporation for annual periods beginning after December 15, 2019, and interim periods within those annual periods.  Management currently intends to adopt the guidance on January 1, 2020 and is assessing the impact of this guidance on the Corporation’s financial condition and results of operations.  Management has formed a focus group consisting of multiple members from areas, including credit, finance, loan servicing, reporting, and information systems.  The Corporation is planning to complete its data and model validation analyses during the first half of 2019, with parallel processing of our existing allowance for loan losses model with the CECL model for two to three quarters prior to implementation.  Currently, the focus group has identified 11 loan segments for all data which has been populated and internally validated within the model.  During 2019, the Corporation is focused on testing methodologies and refining assumptions.  Concurrent with this, the Corporation is also focused on researching and resolving interpretive accounting issues in the ASU, contemplating various related accounting policies, developing processes and related controls, and considering various reporting disclosures.  In December 2018, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, and the Federal Deposit Insurance Corporation (the “FDIC”) approved a final rule to address changes to credit loss accounting under GAAP, including banking organizations’ implementation of CECL.  The final rule provides banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from the adoption of the new accounting standard.  On July 17, 2019, FASB agreed to issue a proposal to delay CECL implementation deadlines for, among others, smaller reporting companies.  First United Corporation currently qualifies as a small reporting company.  The proposed delayed effective date is January 1, 2023 as opposed to January 1, 2020. The proposal is subject to a 30-day comment period which will begin once the proposal is officially released.

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

FIRST UNITED CORPORATION

First United Corporation is a Maryland corporation chartered in 1985 and a bank holding company registered with the Board of Governors of the Federal Reserve System (the “FRB”) under the Bank Holding Company Act of 1956, as amended.   The Corporation’s primary business is serving as the parent company of First United Bank & Trust, a Maryland trust company (the “Bank”), First United Statutory Trust I (“Trust I”) and First United Statutory Trust II (“Trust II”), both Connecticut statutory business trusts.  Until September 14, 2018 when it was canceled, the Corporation also served as the parent company to First United Statutory Trust III, a Delaware statutory business trust (“Trust III” and together with Trust I and Trust II, the “Trusts”).  The Trusts were formed for the purpose of selling trust preferred securities that qualified as Tier 1 capital.  The Bank has two consumer finance company subsidiaries - OakFirst Loan Center, Inc., a West Virginia corporation, and OakFirst Loan Center, LLC, a Maryland limited liability company-and two subsidiaries that it uses to hold real estate acquired through foreclosure or by deed in lieu of foreclosure - First OREO Trust, a Maryland statutory trust, and FUBT OREO I, LLC, a Maryland limited liability company.

At June 30, 2019, the Corporation’s total assets were $1.4 billion, net loans were $991.6 million, and deposits were $1.1 billion.  Shareholders’ equity at June 30, 2019 was $126.2 million.

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

Goodwill and Other Intangible Assets

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles - Goodwill and Other, establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill.  The $11.0 million recorded as goodwill at June 30, 2019 is primarily related to the Bank’s 2003 acquisition of Huntington National Bank branches and is not subject to periodic amortization.

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

SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data for the six-month periods ended June 30, 2019 and 2018 and is qualified in its entirety by the detailed information and unaudited financial statements, including the notes thereto, included elsewhere in this quarterly report.

	As of or for the Six months ended
	June 30,
	2019	2018
Per Share Data
Basic and diluted net income per common share	$0.81	$0.78
Basic and diluted book value per common share	$17.75	$15.95
Significant Ratios
Return on Average Assets (a)	0.82%	0.84%
Return on Average Equity (a)	9.39%	9.94%
Average Equity to Average Assets	8.74%	8.47%

Note: (a) Annualized

RESULTS OF OPERATIONS

Overview

Consolidated net income was $5.8 million for the first six months of 2019, compared to $5.5 million for the same period of 2018.  Basic and diluted net income per common share for the first six months of 2019 were both $.81, compared to basic and diluted net income per common share of $.78 for the same period of 2018.  The increase in earnings was primarily due to an increase in net interest income of $1.4 million and an increase of $.2 million in other operating income for the first six months of 2019 when compared to the same time period of 2018.  Increases in wealth management income and debit card income were the contributing factors in the increase in other operating income.  These changes were partially offset by a slight decline in service charge income, particularly non-sufficient funds (“NSF”) income and service charges on personal demand deposit accounts.  Other operating expenses increased $1.1 million for the first six months of 2019 as compared to the first six months of 2018.  Salaries and benefits increased $.3 million due to new hires and merit increases in 2018 and increased life and health insurance costs related to increased claims.  Equipment, occupancy and data processing expenses increased $.7 million in the first six months of 2019. These increases were primarily attributable to increased depreciation expense related to the on-going branch renovation projects.  The increase in data processing expenses were related to new services implemented in late 2018 and early 2019.  Other real estate owned (“OREO”) expenses increased $.4 million in the first six months of 2019 due to valuation allowance write-downs on properties.  These changes were offset by a $.3 million decrease in other miscellaneous expenses such as marketing, legal and professional, consulting, dues and licenses, contract labor, trust department expense and miscellaneous loan fees.  The net interest margin for the first six months of 2019 and the first six months of 2018, on a fully tax equivalent (“FTE”) basis, was 3.70% and 3.71%, respectively.

The provision for loan losses was $.7 million for both the six-month period ended June 30, 2019 and the six-month period ended June 30, 2018.  Specific allocations have been made for impaired loans where management has determined that the collateral supporting the loans is not adequate to cover the loan balance, and the qualitative factors affecting the ALL have been adjusted based on the current economic environment and the characteristics of the loan portfolio.  During the second quarter of 2019, a specific allocation of $1.0 million was made on a non-accrual loan based on the receipt of a new appraisal on the property which was offset by the effect of a decrease in loan balances and a reduction of qualitative factors related to the mortgage pool as a result of the continued improvement in the historical loss factors.

Net interest income increased $1.4 million during the first six months of 2019 over the same period in 2018 due to a $3.4 million increase in interest income, offset by a $2.0 million increase in interest expense.  The increase in interest income was due to increases of $3.3 million in interest and fees on loans and $.1 million in interest income on investments.  The increase in interest and fees on loans was due primarily to an increase in the rate earned attributable to loans repricing, new loans booked at higher rates and increased balances related to the strong loan growth in 2018.  The increase in investment interest income was due primarily to an increase in the rate earned related to increased rates on the Collateralized Debt Obligation (“CDO”) portfolio.

Interest expense on our interest-bearing liabilities increased by $2.0 million during the six months ended June 30, 2019 when compared to the same period of 2018, due primarily to increased rates on our deposit products in 2018 in response to the rising rate environment.

Other operating income remained flat during the first six months of 2019 when compared to the same period of 2018.  Slight increases in wealth management income and debit card income were offset by a slight decline in service charge income.

Other operating expenses increased $1.1 million for the first six months of 2019 as compared to the first six months of 2018.  Salaries and benefits increased $.3 million due to new hires and merit increases in 2018 and increased life and health insurance costs related to increased claims.  Equipment, occupancy and data processing expenses increased $.7 million in the first six months of 2019. These increases were primarily attributable to increased depreciation expense as we continue to invest in our branch network and new data processing services. OREO expenses increased $.4 million due to valuation allowance write-downs on properties in the first six months of 2019 as a result of new appraisals and reduced selling prices.  These changes were offset slightly by a decrease in other miscellaneous expenses such as marketing, legal and professional, consulting, dues and licenses, contract labor, trust department expense and miscellaneous loan fees.

Consolidated net income was $2.6 million for the second quarter of 2019, compared to $3.0 million for the same period of 2018.  Basic and diluted net income per common share for the second quarter of 2019 were both $.37, compared to basic and diluted net income per common share of $.43 for the same period of 2018. The decrease in earnings was attributable to increased other operating expenses relating to a $.4 million increase in equipment, occupancy and data processing expenses and a $.7 million increase in OREO expenses due primarily to valuation allowance write-downs on properties as a result of new appraisals and lower selling prices, offset by an increase in net interest income of $.7 million, an increase of $.1 million in wealth management income, and slight increases in service charge and debit card income.  The net interest margin for the second quarter of 2019 and the second quarter of 2018, on an FTE basis, was 3.68%, and 3.73%, respectively.

The provision for loan losses was $.3 million for both the second quarter of 2019 and the second quarter of 2018.  Specific allocations have been made for impaired loans where management has determined that the collateral supporting the loans is not adequate to cover the loan balance, and the qualitative factors affecting the ALL have been adjusted based on the current economic environment and the characteristics of the loan portfolio.  During the second quarter of 2019, a specific allocation of $1.0 million was made on a non-accrual loan based on the receipt of a new appraisal on the property which was offset by the effect of a decrease in loan balances and a reduction of qualitative factors related to the mortgage pool as a result of the continued improvement in the historical loss factors.

Net interest income increased $.7 million during the second quarter of 2019 over the same period in 2018 due to a $1.7 million increase in interest income, offset by a $1.0 million increase in interest expense.  The increase in interest income was due to increases of $1.6 million in interest and fees on loans and $.1 million in interest income on investments.  The increase in interest and fees on loans was due primarily to an increase in the rate earned attributable to loans repricing, new loans booked at higher rates and increased balances related to the strong loan growth in 2018.  The increase in investment interest income was due primarily to an increase in the rate earned related to increased rates on the CDO portfolio.

Interest expense on our interest-bearing liabilities increased by $1.0 million during the second quarter of 2019 when compared to the same period of 2018, due primarily to increased interest expense on deposits that resulted from strong deposit growth in the first quarter as well as the increased rates as we offered product specials and increased pricing on the full relationship customer.

Other operating income remained stable during the second quarter of 2019 when compared to the same period of 2018.  Slight increases in wealth management income and debit card income were offset by a slight decline in service charge income.

Other operating expenses increased for the second quarter of 2019 when compared to the second quarter of 2018.  These increases related to a $.4 million increase in equipment, occupancy and data processing expenses due to increased depreciation expense as discussed above and a $.7 million increase in OREO expenses due to valuation allowance write-downs on properties.

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

The following table sets forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the six- and three-month periods ended June 30, 2019 and 2018:

	Six Months Ended
	June 30,
	2019			2018
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Assets
Loans	$1,007,010	$24,712	4.95%	$923,726	$21,431	4.68%
Investment Securities:
Taxable	206,683	2,917	2.85%	217,374	2,921	2.71%
Non taxable	26,031	935	7.24%	18,558	847	9.20%
Total	232,714	3,852	3.34%	235,932	3,768	3.22%
Federal funds sold	25,600	190	1.51%	22,581	140	1.25%
Interest-bearing deposits with other banks	1,115	9	1.69%	2,219	9	0.82%
Other interest earning assets	4,560	159	7.03%	5,108	135	5.33%
Total earning assets	1,270,999	28,922	4.59%	1,189,566	25,483	4.32%
Allowance for loan losses	(11,597)			(10,569)
Non-earning assets	142,723			135,448
Total Assets	$1,402,125			$1,314,445
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$161,349	$294	0.37%	$174,063	$71	0.08%
Interest-bearing money markets	257,517	1,085	0.85%	216,197	331	0.31%
Savings deposits	160,671	148	0.19%	162,163	90	0.11%
Time deposits:
Less than $100k	104,193	664	1.28%	107,635	523	0.98%
$100k or more	151,990	1,545	2.05%	117,105	769	1.32%
Short-term borrowings	42,864	131	0.62%	50,169	124	0.50%
Long-term borrowings	100,929	1,743	3.48%	111,592	1,728	3.12%
Total interest-bearing liabilities	979,513	5,610	1.15%	938,924	3,636	0.78%
Non-interest-bearing deposits	266,022			245,202
Other liabilities	34,037			19,048
Shareholders’ Equity	122,553			111,271
Total Liabilities and Shareholders’ Equity	$1,402,125			$1,314,445
Net interest income and spread		$23,312	3.44%		$21,847	3.54%
Net interest margin			3.70%			3.71%

Note:

(1)

The above table reflects the average rates earned or paid stated on an FTE basis assuming a 21% tax rate for 2019 and 2018.  Non-GAAP interest income on a fully taxable equivalent was $439 and  $397, respectively.

(2)	Net interest margin is calculated as net interest income divided by average earning assets.
(3)	The average yields on investments are based on amortized cost.

Net interest income, on an FTE basis, increased $1.5 million (6.7%) during the first six months of 2019 over the same period in 2018 due to a $3.4 million (13.5%) increase in interest income, offset by a $2.0 million (54.3%) increase in interest expense.  The net interest margin was 3.70% for first six months of 2019 and 3.71% for the first six months of 2018.

Comparing the first six months of 2019 to the same period of 2018, the increase in interest income was due to increases of $3.3 million in interest and fees on loans and $.1 million in interest income on investments.  The increase in interest and fees on loans was due primarily to an increase in the rate earned of 27 basis points attributable to loans repricing, new loans booked at higher rates and increased balances related to the strong loan growth in 2018.  The increase in investment interest income was due primarily to an increase in the rate earned of 12 basis points related to increased rates on the CDO portfolio.

Interest expense on our interest-bearing liabilities increased by $2.0 million during the six months ended June 30, 2019 when compared to the same period of 2018, due primarily to increased rates on our deposit products in 2018 in response to the rising rate environment.

The average balance on interest-bearing deposits increased by $58.6 million when comparing the first six months of 2019 to the same period of 2018.  The average rate paid on these deposits increased by 89 basis points during the same time due to the rising interest rate environment.  The average rate paid on short-term borrowings increased by 12 basis points as pricing on overnight borrowings increased throughout 2018.  The average balance on long-term borrowings decreased by $10.7 million as a result of the repayment of two FHLB advances totaling $5.0 million at their maturity in January 2018 and the shift of $15.0 million of an FHLB advance from long-term to short-term borrowings at its maturity in April 2018.

	Three Months Ended
	June 30,
	2019			2018
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Assets
Loans	$1,007,404	$12,509	4.98%	$939,303	$10,938	4.67%
Investment Securities:
Taxable	209,319	1,450	2.79%	215,604	1,474	2.74%
Non taxable	24,425	435	7.14%	18,328	422	9.24%
Total	233,744	1,885	3.24%	233,932	1,896	3.25%
Federal funds sold	34,037	145	1.72%	10,906	15	0.55%
Interest-bearing deposits with other banks	754	4	2.14%	1,790	4	0.90%
Other interest earning assets	4,379	74	6.79%	5,167	69	5.35%
Total earning assets	1,280,318	14,617	4.58%	1,191,098	12,922	4.35%
Allowance for loan losses	(11,877)			(10,573)
Non-earning assets	146,380			134,236
Total Assets	$1,414,821			$1,314,761
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$162,527	$165	0.41%	$174,961	$42	0.10%
Interest-bearing money markets	261,682	580	0.89%	209,801	176	0.34%
Savings deposits	162,850	75	0.19%	164,096	46	0.11%
Time deposits:
Less than $100k	104,668	349	1.34%	105,028	260	0.99%
$100k or more	153,688	796	2.08%	116,873	404	1.39%
Short-term borrowings	36,832	28	0.30%	52,576	94	0.72%
Long-term borrowings	100,929	891	3.55%	105,709	834	3.16%
Total interest-bearing liabilities	983,176	2,884	1.18%	929,044	1,856	0.80%
Non-interest-bearing deposits	266,521			253,713
Other liabilities	40,177			19,280
Shareholders’ Equity	124,947			112,724
Total Liabilities and Shareholders’ Equity	$1,414,821			$1,314,761
Net interest income and spread		$11,733	3.40%		$11,066	3.55%
Net interest margin			3.68%			3.73%

Note:

(4)

The above table reflects the average rates earned or paid stated on an FTE basis assuming a 21% tax rate for 2019 and 2018.  Non-GAAP interest income on a fully taxable equivalent was $206 and $198, respectively.

(5)	Net interest margin is calculated as net interest income divided by average earning assets.
(6)	The average yields on investments are based on amortized cost.

Net interest income, on an FTE basis, increased $.7 million (6.0%) during the second quarter of 2019 over the same period in 2018 due to a $1.7 million (13.1%) increase in interest income and a $1.0 million (55.4%) increase in interest expense.  The net interest margin for the second quarter of 2019 was 3.68%, compared to 3.73% for the second quarter of 2018.

Comparing the second quarter of 2019 to the same period of 2018, the increase in interest income was primarily due to an increase of $1.6 million in interest and fees on loans.  The increase in interest and fees on loans was due primarily to an increase in the rate earned of 31 basis points attributable to loans repricing at higher rates, new loans booked at higher rates and increased balances related to the strong loan growth in 2018.

Interest expense on our interest-bearing liabilities increased by $1.0 million during the second quarter of 2019 when compared to the same period of 2018, due primarily to increased interest expense on deposits that resulted from strong deposit growth in the first quarter as well as the increased rates as we offered product specials and increased pricing on the full relationship customer.

The average balance on interest-bearing deposits increased by $74.7 million when comparing the second quarter of 2019 to the same period of 2018.  The average rate paid on these deposits increased by 45 basis points during the same time due to the rising interest rate environment.  The average rate paid on short-term borrowings decreased by 42 basis points, as the strong deposit growth enabled us to fully repay $40.0 million of overnight borrowings early in the first quarter of 2019.  The average balance on long-term borrowings decreased by $4.8 million as a result of the shift of $15.0 million of an FHLB advance from long-term to short-term borrowings at its maturity in April 2018.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense for our average interest-earning assets and average interest-bearing liabilities for the six-month periods ended June 30, 2019 and 2018:

	2019 Compared to 2018
(in thousands and tax equivalent basis)	Volume	Rate	Net
Interest Income:
Loans	$1,949	$1,332	$3,281
Taxable Investments	(145)	141	(4)
Non-taxable Investments	344	(256)	88
Federal funds sold	19	31	50
Interest-bearing deposits	(5)	5	0
Other interest earning assets	(15)	39	24
Total interest income	2,147	1,292	3,439
Interest Expense:
Interest-bearing demand deposits	(5)	228	223
Interest-bearing money markets	64	690	754
Savings deposits	(1)	59	58
Time deposits less than $100	(17)	158	141
Time deposits $100 or more	230	546	776
Short-term borrowings	(18)	25	7
Long-term borrowings	(166)	181	15
Total interest expense	87	1,887	1,974
Net interest income	$2,060	$(595)	$1,465

Note:

(1)	The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense for our average interest-earning assets and average interest-bearing liabilities for the three-month periods ended June 30, 2019 and 2018:

	2019 Compared to 2018
(in thousands and tax equivalent basis)	Volume	Rate	Net
Interest Income:
Loans	$795	$776	$1,571
Taxable Investments	(43)	19	(24)
Non-taxable Investments	141	(128)	13
Federal funds sold	32	98	130
Interest-bearing deposits	(2)	2	0
Other interest earning assets	(11)	16	5
Total interest income	912	783	1,695
Interest Expense:
Interest-bearing demand deposits	(3)	126	123
Interest-bearing money markets	44	360	404
Savings deposits	0	29	29
Time deposits less than $100	(1)	90	89
Time deposits $100 or more	128	264	392
Short-term borrowings	(28)	(38)	(66)
Long-term borrowings	(38)	95	57
Total interest expense	102	926	1,028
Net interest income	$810	$(143)	$667

Note:

(1)	The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

The provision for loan losses was $.7 million for both the six-month period ended June 30, 2019 and the six-month period ended June 30, 2018.  For the six months ended June 30, 2019, specific allocations of $1.7 million were made related to the movement of one large A&D loan totaling $7.0 million to non-accrual during the first quarter.  At December 31, 2018, it was expected that this loan would be paid off by a prospective buyer.  In the first quarter of 2019, the buyer declined to pursue the transaction and, subsequently, the Corporation entered into a forbearance agreement and placed the loan on non-accrual and established a $.7 million specific allocation.  During the second quarter of 2019, an additional specific allocation of $1.0 million was made for this loan based on the receipt of a new appraisal on the property which was offset by the effect of a decrease in loan balances and a reduction of qualitative factors related to the mortgage pool as a result of the continued improvement in the historical loss factors.

The provision for loan losses was $.3 million for both the second quarter of 2019 and 2018. During the second quarter of 2019, a specific allocation of $1.0 million was made on a non-accrual loan based on the receipt of a new appraisal on the property which was offset by the effect of a decrease in loan balances and a reduction of qualitative factors related to the mortgage pool as a result of the continued improvement in the historical loss factors.

Other Operating Income

Other operating income, exclusive of gains, increased $.2 million during the first six months of 2019 when compared to the same period of 2018.  The increase resulted from  increases in wealth management income, debit card income and income related to the dissolution of an investment in a title company.

Net gains of $44 thousand were reported in other income for the first six months of 2019, compared to net gains of $181 thousand during the same period of 2018.

Other operating income, exclusive of gains, increased $.2 million during the second quarter of 2019 when compared to the same period of 2018.  This increase was primarily attributable to increased wealth management and debit card income.

Net gains of $30 thousand were reported in other income for the second quarter of 2019, compared to net gains of $147 thousand during the same period of 2018.

The following table shows the major components of other operating income for the six- and three-month periods ended June 30, 2019 and 2018, exclusive of net gains:

	Income as % of Total Other Operating Income				Income as % of Total Other Operating Income
	Six Months Ended				Three Months Ended
	June 30,				June 30,
	2019		2018		2019		2018
Service charges on deposit accounts	$1,074	14%	$1,120	16%	$555	14%	$557	15%
Other service charges	433	6%	440	5%	225	6%	211	6%
Trust department	3,547	46%	3,305	45%	1,832	47%	1,641	44%
Debit card Income	1,276	17%	1,201	16%	676	17%	648	17%
Bank owned life insurance	591	8%	584	8%	288	8%	285	8%
Brokerage commissions	441	6%	551	7%	203	5%	306	8%
Other income	254	3%	210	3%	130	3%	87	2%
	$7,616	100%	$7,411	100%	$3,909	100%	$3,735	100%

Other Operating Expenses

Other operating expenses increased $1.1 million for the first six months of 2019 when compared to the first six months of 2018.  Salaries and benefits increased $.3 million due to new hires and merit increases in 2018 and increased life and health insurance costs related to increased claims.  Equipment, occupancy and data processing expenses increased $.7 million in the first six months of 2019. These increases were primarily attributable to increased depreciation expense as we continue to invest in our branch network and new data processing services. OREO expenses increased $.4 million due to valuation allowance write-downs on properties in the first six months of 2019 as a result of new appraisals and reduced selling prices.  These changes were offset slightly by a decrease in other miscellaneous expenses such as marketing, legal and professional, consulting, dues and licenses, contract labor, trust department expense and miscellaneous loan fees.

Other operating expenses increased for the second quarter of 2019 when compared to the second quarter of 2018.  These increases related to a $.4 million increase in equipment, occupancy and data processing expenses due to increased depreciation expense as discussed above and a $.7 million increase in OREO expenses due to valuation allowance write-downs on properties.

The composition of other operating expenses for the six- and three-month periods ended June 30, 2019 and 2018 is illustrated in the following table:

	Expense as % of Total Other Operating Expenses				Expense as % of Total Other Operating Expenses
	Six Months Ended				Three Months Ended
	June 30,				June 30,
	2019		2018		2019		2018
Salaries and employee benefits	$12,364	55%	$12,038	56%	$6,146	51%	$6,119	58%
FDIC premiums	294	1%	303	1%	183	2%	170	2%
Equipment	1,819	8%	1,436	7%	936	8%	753	7%
Occupancy	1,418	6%	1,252	6%	706	6%	614	6%
Data processing	1,995	9%	1,843	9%	1,054	9%	911	8%
Professional Services	522	2%	643	3%	318	3%	307	3%
Contract Labor	331	2%	337	2%	175	1%	161	1%
Line rentals	415	2%	430	2%	198	2%	219	2%
Other real estate owned	929	4%	493	2%	786	7%	108	1%
Other	2,344	11%	2,541	12%	1,239	11%	1,263	12%
	$22,431	100%	$21,316	100%	$11,741	100%	$10,625	100%

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

The effective tax rate for the first six months of 2019 was 22.5%, compared to an effective tax rate of 21.2% for the first six months of 2018.  The increase in the effective tax rate was due to a reduction in tax-exempt income and the low income housing tax credits nearing their maturity.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets increased by $21.1 million to $1.4 billion at June 30, 2019 when compared to assets at December 31, 2018.  During the first six months of 2019, cash and interest-bearing deposits in other banks increased $15.4 million, the investment portfolio increased $1.7 million and gross loans decreased $4.1 million.  The increase in cash was due to strong deposit growth in the first quarter of 2019, offset by the full repayment of $40.0 million in overnight borrowings at December 31, 2018.  Premises and equipment increased slightly by $.3 million due to continued investment in our branch network, offset by normal depreciation during the first six months of 2019.  OREO balances decreased $1.1 million due to $.8 million in sales of properties, $.9 million in valuation allowance write-downs as a result of new appraisals and lower selling prices, offset by additions of new properties of $.6 million.  Other assets increased by $9.3 million, primarily due to the increase in the pension asset related to the $2.0 million contribution made to the plan in the first quarter of 2019 as well as an increase in the market value of the pension assets of $3.8 million and a $2.3 million timing difference due to the delayed receipt of cash from a participation loan payoff at the end of the second quarter. Total liabilities at June 30, 2019 increased $12.0 million when compared to December 31, 2018.  This increase was attributable to the strong deposit growth of $55.6 million in the first six months of 2019, offset by a decline in short-term borrowings of $46.6 million. The deposit growth during the first quarter of 2019 enabled us to fully repay the $40.0 million in overnight borrowings with correspondent banks that was on our balance sheet at December 31, 2018.  Our Treasury Management product decreased by $6.6 million as customers utilized cash balances during the second quarter of 2019. Total shareholders’ equity increased $9.1 million due to the increase in retained earnings and the decline in accumulated other comprehensive loss.

Loan Portfolio

The following table presents the composition of our loan portfolio at the dates indicated:

(dollars in thousands)	June 30, 2019		December 31, 2018
Commercial real estate	$299,832	30%	$306,921	31%
Acquisition and development	118,726	12%	118,360	12%
Commercial and industrial	108,271	11%	111,466	11%
Residential mortgage	442,269	44%	436,907	43%
Consumer	34,518	3%	34,060	3%
Total Loans	$1,003,616	100%	$1,007,714	100%

Comparing June 30, 2019 to December 31, 2018, outstanding loans decreased by $4.1 million.   Commercial real estate (“CRE”) loans decreased $7.1 million due primarily to the payoff of balances for several large credits in the first quarter of 2019.  Acquisition and development (“A&D”) loans increased slightly by $.4 million due to new production offset by payoffs received in the second quarter. Commercial and industrial (“C&I”) loans decreased $3.2 million due to one large payoff received in the second quarter.  Residential mortgages increased $5.4 million, primarily due to new loans booked in purchase money and construction loans in our in-house adjustable rate mortgage products. The consumer portfolio increased slightly by $.5 million due to increased balances in our student loan portfolio.  Approximately 27% of the commercial loan portfolio was collateralized by real estate at both June 30, 2019 and December 31, 2018.

Risk Elements of Loan Portfolio

The following table presents the risk elements of our loan portfolio at the dates indicated.  Management is not aware of any potential problem loans other than those listed in this table or discussed below.

(dollars in thousands)	June 30, 2019	% of Applicable Portfolio	December 31, 2018	% of Applicable Portfolio
Non-accrual loans:
Commercial real estate	$3,214	1.07%	$2,141	0.70%
Acquisition and development	7,615	6.41%	147	0.10%
Commercial and industrial	27	0.02%	—	0.00%
Residential mortgage	2,255	0.51%	2,624	0.60%
Consumer	7	0.02%	10	0.00%
Total non-accrual loans	$13,118	1.31%	$4,922	0.49%
Accruing Loans Past Due 90 days or more:
Acquisition and development	34		62
Residential mortgage	276		363
Consumer	7		5
Total loans past due 90 days or more	$317		$430
Total non-accrual and accruing loans past due 90 days or more	$13,435		$5,352
Restructured Loans (TDRs):
Performing	$3,823		$4,633
Non-accrual (included above)	220		231
Total TDRs	$4,043		$4,864
Other real estate owned	$5,531		$6,598
Impaired loans without a valuation allowance	$8,443		$9,231
Impaired loans with a valuation allowance	9,300		1,344
Total impaired loans	$17,743		$10,575
Valuation allowance related to impaired loans	$1,804		$144

Performing loans considered to be impaired (including performing troubled debt restructurings, or TDRs), as defined and identified by management, amounted to $13.1 million at June 30, 2019 and $4.9 million at December 31, 2018.  Loans are identified as impaired when, based on current information and events, management determines that we will be unable to collect all amounts due according to contractual terms.  These loans consist primarily of A&D loans and CRE loans.  The increase in impaired loans with a valuation allowance at June 30, 2019 as compared to December 31, 2018 was due to the movement of a $7.0 million A&D loan to non-accrual status in the first quarter of 2019 and specific reserves of $1.7 million as previously discussed.  The fair values are generally determined based upon independent third- party appraisals of the collateral or discounted cash flows based upon the expected proceeds.  Specific allocations have been made where management believes there is insufficient collateral to repay the loan balance if liquidated and there is no secondary source of repayment available.

The following table presents the details of impaired loans that are TDRs by class at June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Performing
Commercial real estate
Non owner-occupied	2	$239	3	$356
All other CRE	1	2,324	2	2,555
Acquisition and development
1-4 family residential construction	1	304	1	230
All other A&D	1	225	1	316
Commercial and industrial	—	—	—	—
Residential mortgage
Residential mortgage – term	6	731	7	1,176
Residential mortgage – home equity	—	—	—	—
Consumer	—	—	—	—
Total performing	11	$3,823	14	$4,633
Non-accrual
Commercial real estate
Non owner-occupied	—	$—	—	$—
All other CRE	—	—	—	—
Acquisition and development
1-4 family residential construction	—	—	—	—
All other A&D	—	—	—	—
Commercial and industrial	—	—	—	—
Residential mortgage
Residential mortgage – term	2	220	2	231
Residential mortgage – home equity	—	—	—	—
Consumer	—	—	—	—
Total non-accrual	2	220	2	231
Total TDRs	13	$4,043	16	$4,864

The level of TDRs decreased $.8 million during the six months ended June 30, 2019.  Three accruing loans totaling $.7 million were repaid in the first six months of 2019.  Additionally, $.1 million in net principal payments were received during the same time period.

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

The following table presents a summary of the activity in the ALL for the six months ended June 30:

(dollars in thousands)	2019	2018
Balance, January 1	$11,047	$9,972
Charge-offs:
Commercial real estate	—	(889)
Acquisition and development	(29)	(98)
Commercial and industrial	(5)	(10)
Residential mortgage	(86)	(240)
Consumer	(136)	(175)
Total charge-offs	(256)	(1,412)
Recoveries:
Commercial real estate	30	60
Acquisition and development	111	258
Commercial and industrial	76	31
Residential mortgage	195	65
Consumer	91	79
Total recoveries	503	493
Net credit recoveries/(losses)	247	(919)
Provision for loan losses	682	716
Balance at end of period	$11,976	$9,769

Allowance for loan losses to gross loans outstanding (as %)	1.19%	1.04%
Net recoveries/charge-offs to average loans outstanding during the period, annualized (as %)	0.05%	0.20%

The ALL was $12.0 million at June 30, 2019 and $11.0 million at December 31, 2018.  The provision for loan losses was $.7 million for both the first six months of 2019 and the first six months of 2018.  Net recoveries of $.2 million were recorded for the six months ended June 30, 2019, compared to net charge offs of $.9 million for the six months ended June 30, 2018. The ratio of the ALL to loans outstanding was 1.19% at June 30, 2019, 1.10% at December 31, 2018 and 1.04% at June 30, 2018.

The ratio of net recoveries to average loans for the six months ended June 30, 2019 was an annualized .05%, compared to a net charge-off to average loans of .20% for the same period in 2018 and a net charge-off to average loans ratio of .11% for the year ended December 31, 2018.  The CRE portfolio had an annualized net recovery rate of .02% as of June 30, 2019, compared to a net charge-off rate of .33% as of December 31, 2018.  The A&D loans had an annualized net recovery rate of .14% as of June 30, 2019, compared to a net recovery rate of .15% as of December 31, 2018.  The C&I loans had a net recovery rate of .13% as of June 30, 2019, compared to .06% as of December 31, 2018.  The residential mortgage ratios were a net recovery rate of .05% as of June 30, 2019, compared to a net charge-off rate of .01% as of December 31, 2018, and the consumer loan ratios were net charge-off rates of .26% and .95% as of June 30, 2019 and December 31, 2018, respectively.

Management believes that the ALL at June 30, 2019 is adequate to provide for probable losses inherent in our loan portfolio.  Amounts that will be recorded for the provision for loan losses in future periods will depend upon trends in the loan balances, including the composition of the loan portfolio, changes in loan quality and loss experience trends, potential recoveries on previously charged-off loans and changes in other qualitative factors.  Management also applies interest rate risk, collateral value and debt service sensitivity analyses to the Commercial real estate loan portfolio and obtains new appraisals on specific loans under defined parameters to assist in the determination of the periodic provision for loan losses.

Investment Securities

At June 30, 2019, the total amortized cost basis of the available-for-sale investment portfolio was $139.3 million, compared to a fair value of $135.8 million.  Unrealized gains and losses on securities available-for-sale are reflected in accumulated other comprehensive loss, a component of shareholders’ equity.  The amortized cost basis of the held to maturity portfolio was $97.5 million, compared to a fair value of $102.5 million.

The following table presents the composition of our securities portfolio at amortized cost and fair values at the dates indicated:

	June 30, 2019			December 31, 2018
	Amortized	Fair Value	FV as %	Amortized	Fair Value	FV as %
(dollars in thousands)	Cost	(FV)	of Total	Cost	(FV)	of Total
Securities Available-for-Sale:
U.S. government agencies	$30,000	$29,833	22%	$30,000	$29,026	21%
Commercial mortgage-backed agencies	42,487	42,346	31%	39,013	37,752	27%
Collateralized mortgage obligations	34,010	34,127	25%	36,669	35,704	26%
Obligations of state and political subdivisions	14,379	14,631	11%	20,083	19,882	15%
Collateralized debt obligations	18,387	14,872	11%	18,358	15,277	11%
Total available for sale	$139,263	$135,809	100%	$144,123	$137,641	100%
Securities Held to Maturity:
U.S. government agencies	$16,090	$16,714	16%	$16,017	$16,137	17%
Residential mortgage-backed agencies	47,320	47,212	46%	46,491	45,210	48%
Commercial mortgage-backed agencies	15,672	16,101	16%	15,821	15,828	17%
Collateralized mortgage obligations	3,577	3,582	4%	3,761	3,605	4%
Obligations of state and political subdivisions	14,840	18,894	18%	11,920	12,980	14%
Total held to maturity	$97,499	$102,503	100%	$94,010	$93,760	100%

Total investment securities available-for-sale decreased by $1.8 million since December 31, 2018.  At June 30, 2019, the securities classified as available-for-sale included a net unrealized loss of $3.5 million, which represents the difference between the fair value and amortized cost of securities in the portfolio.

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

Approximately $120.9 million of the available-for-sale portfolio was valued using Level 2 pricing and had net unrealized gains of $61 thousand at June 30, 2019.  The remaining $14.9 million of the securities available-for-sale represents the entire CDO portfolio, which was valued using significant unobservable inputs (Level 3 assets).  The $3.5 million in net unrealized losses associated with this portfolio relates to 9 pooled trust preferred securities that comprise the CDO portfolio. Net unrealized losses of $2.3 million represent non-credit related OTTI charges on seven of the securities, while $1.2 million of unrealized losses relates to two securities which have had no credit related OTTI.

The following table provides a summary of the trust preferred securities in the CDO portfolio and the credit status of these securities as of June 30, 2019:

Level 3 Investment Securities Available for Sale
(Dollars in thousands)
Investment Description		First United Level 3 Investments				Security Credit Status
Deal	Class	Amortized Cost	Fair Market Value	Unrealized Gain/ (Loss)	Lower Credit Rating	Original Collateral	Deferrals/ Defaults as % of Original Collateral	Performing Collateral	Collateral Support	Collateral Support as % of Performing Collateral	Number of Performing Issuers/ Total Issuers
Preferred Term Security XVIII*	C	1,913	1,338	(575)	C	676,565	15.47%	291,560	11,635	3.99%	41 / 57
Preferred Term Security XVIII	C	2,746	2,007	(739)	C	676,565	15.47%	291,560	11,635	3.99%	41 / 57
Preferred Term Security XIX*	C	1,811	1,624	(187)	C	700,535	6.18%	490,262	27,434	5.60%	52 / 57
Preferred Term Security XIX*	C	1,079	975	(104)	C	700,535	6.18%	490,262	27,434	5.60%	52 / 57
Preferred Term Security XIX*	C	2,490	2,274	(216)	C	700,535	6.18%	490,262	27,434	5.60%	52 / 57
Preferred Term Security XIX*	C	1,080	975	(105)	C	700,535	6.18%	490,262	27,434	5.60%	52 / 57
Preferred Term Security XXII*	C-1	1,552	1,269	(283)	C	1,386,600	10.86%	679,548	60,990	8.98%	60 / 74
Preferred Term Security XXII*	C-1	3,879	3,172	(707)	C	1,386,600	10.86%	679,548	60,990	8.98%	60 / 74
Preferred Term Security XXIII	C-1	1,837	1,238	(599)	C	1,467,000	14.79%	720,108	61,624	8.56%	76 / 90

Total Level 3 Securities Available for Sale		18,387	14,872	(3,515)

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

The market for these securities as of June 30, 2019 is not active and markets for similar securities are also not active.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels.  The new issue market is also inactive, as no new CDOs have been issued since 2007.  There are currently very few market participants who are willing to effect transactions in these securities.  The market values for these securities, or any securities other than those issued or guaranteed by the U.S. Department of the Treasury (the “Treasury”), are very depressed relative to historical levels.  Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue.  Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (a) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at June 30, 2019, (b) an income valuation approach technique (i.e. present value) that maximizes the use of relevant unobservable inputs and minimizes the use of observable inputs will be equally or more representative of fair value than a market approach, and (c) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management relies on an independent third party to prepare both the evaluations of OTTI and the fair value determinations for the CDO portfolio.  Management does not believe that there were any material differences in the OTTI evaluations and pricing between December 31, 2018 and June 30, 2019.

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

Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that no securities had credit-related OTTI during the first six months of 2019.

Deposits

The following table presents the composition of our deposits at the dates indicated:

(dollars in thousands)	June 30, 2019		December 31, 2018
Non-interest bearing demand deposits:
Retail	$281,307	25%	$262,250	25%
Interest-bearing deposits:
Demand	162,182	14%	163,334	15%
Money Market:
Retail	254,949	23%	234,038	22%
Savings deposits	163,394	15%	156,236	15%
Time deposits less than $100,000:
Retail	99,522	9%	99,088	9%
Time deposits $100,000 or more:
Retail	136,727	12%	127,581	12%
Brokered	25,000	2%	25,000	2%
Total Deposits	$1,123,081	100%	$1,067,527	100%

Total deposits increased $55.6 million during the first six months of 2019 when compared to deposits at December 31, 2018.  During the first six months of 2019, non-interest bearing deposits increased $19.1 million. This growth was driven by both our retail market and our commercial market, as we continued to grow existing relationships as well as engage new relationships. Traditional savings accounts increased $7.2 million as our Prime Saver product continues to be the savings product of choice.  Total demand deposits decreased $1.2 million and total money market accounts increased $20.9 million due primarily to new balances in our Value money market account introduced in late 2018.  Time deposits less than $100,000 increased $.4 million and time deposits greater than $100,000 increased $9.1 million.  In the fourth quarter of 2018, two short-term brokered CDs were purchased to shift $25.0 million of overnight borrowings as a tool to lock in pricing and manage interest rate risk.  These brokered CDs have maturities of less than 18 months.

Borrowed Funds

The following table presents the composition of our borrowings at the dates indicated:

(in thousands)	June 30, 2019	December 31, 2018
Fed Funds Purchased	$—	$40,000
Securities sold under agreements to repurchase	31,155	37,707
Total short-term borrowings	$31,155	$77,707
FHLB advances	$70,000	$70,000
Junior subordinated debt	30,929	30,929
Total long-term borrowings	$100,929	$100,929

Total short-term borrowings decreased by $46.6 million during the first six months of 2019.  This decrease was due to a decrease in overnight borrowings of $40.0 million due to the strong deposit growth to repay the borrowings.  Long-term borrowings remained constant during the first six months of 2019.

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
4.

Brokered deposits, including CDs and money market funds, provide a method to generate deposits quickly.  These deposits are strictly rate driven but often provide the most cost-effective means of funding growth.

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

At June 30, 2019,  we were asset sensitive.

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

Based on the simulation analysis performed at June 30, 2019 and December 31, 2018, management estimated the following changes in net interest income, assuming the indicated rate changes:

(Dollars in thousands)	June 30, 2019	December 31, 2018
+400 basis points	$1,064	$(1,939)
+300 basis points	$1,018	$(1,284)
+200 basis points	$831	$(652)
+100 basis points	$498	$(163)
-100 basis points	$(1,493)	$(4,007)

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

Capital Resources

We require capital to fund loans, satisfy our obligations under the Bank’s letters of credit, meet the deposit withdrawal demands of the Bank’s customers, and satisfy our other monetary obligations.  To the extent that deposits are not adequate to fund our capital requirements, we can rely on the funding sources identified above under the heading “Liquidity Management”.  At June 30, 2019, the Bank had $115.0 million available through unsecured lines of credit with correspondent banks, $2.1 million available through a secured line of credit with the Fed Discount Window and approximately $144.0 million available through the FHLB.  Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our ability to meet our future capital requirements.

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

The following table presents our capital ratios as of the dates indicated:

	June 30, 2019	December 31, 2018	Required for Capital Adequacy Purposes	Required to be Well Capitalized
Total Capital (to risk-weighted assets)
Consolidated	16.46%	15.91%	8.00%	10.00%
First United Bank & Trust	15.79%	15.43%	8.00%	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated	15.33%	14.87%	6.00%	8.00%
First United Bank & Trust	14.63%	14.35%	6.00%	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated	12.88%	12.45%	4.50%	6.50%
First United Bank & Trust	14.63%	14.35%	4.50%	6.50%
Tier 1 Capital (to average assets)
Consolidated	11.65%	11.47%	4.00%	5.00%
First United Bank & Trust	10.87%	10.70%	4.00%	5.00%

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Contractual Obligations

The Corporation enters into contractual obligations in the normal course of business.  Among these obligations are FHLB advances and junior subordinated debentures, operating lease agreements for banking and subsidiaries’ offices and for data processing and telecommunications equipment.  Comparing June 30, 2019 to December 31, 2018, short-term borrowings decreased $46.6 million, primarily due to the full repayment of overnight borrowings that were included in the December 31, 2018 balances.

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

Commitments to extend credit in the form of consumer, commercial and business at the dates indicated were as follows:

(in thousands)	June 30, 2019	December 31, 2018
Residential Mortgage - home equity	$53,239	$49,294
Residential Mortgage - construction	5,467	6,790
Commercial	58,885	63,668
Consumer - personal credit lines	3,976	3,847
Standby letters of credit	8,579	3,391
Total	$130,146	$126,990

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

An evaluation of the effectiveness of these disclosure controls as of June 30, 2019 was carried out under the supervision and with the participation of management, including the PEO and the PFO.  Based on that evaluation, management, including the PEO and the PFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the quarter ended June 30, 2019, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FIRST UNITED CORPORATION

Date: August 8, 2019	/s/ Carissa L. Rodeheaver
Carissa L. Rodeheaver, CPA, CFP
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2019	/s/ Tonya K. Sturm
Tonya K. Sturm, Senior Vice President,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)