Form 10-Q
period 2019-09-30
FIRST UNITED CORP/MD/
filed 2019-11-07
CIK 763907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For quarterly period ended September 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,107,666 shares of common stock, par value $.01 per share, as of October 31, 2019.

INDEX TO QUARTERLY REPORT

FIRST UNITED CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

FIRST UNITED CORPORATION

Consolidated Statement of Financial Condition

(In thousands, except per share data)

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Cash and due from banks	$82,219	$22,187
Interest bearing deposits in banks	1,950	1,354
Cash and cash equivalents	84,169	23,541
Investment securities – available for sale (at fair value)	135,076	137,641
Investment securities – held to maturity (fair value $104,173 at September 30, 2019 and $93,760 at December 31, 2018)	96,604	94,010
Restricted investment in bank stock, at cost	4,415	5,394
Loans	997,284	1,007,714
Allowance for loan losses	(11,971)	(11,047)
Net loans	985,313	996,667
Premises and equipment, net	38,364	37,855
Goodwill and other intangible assets, net	11,004	11,004
Bank owned life insurance	43,162	43,317
Deferred tax assets	6,386	7,844
Other real estate owned	4,721	6,598
Operating lease right-of-use asset	2,731	—
Accrued interest receivable and other assets	29,019	20,645
Total Assets	$1,440,964	$1,384,516
Liabilities and Shareholders’ Equity
Liabilities:
Non-interest bearing deposits	$283,067	$262,250
Interest bearing deposits	853,720	805,277
Total deposits	1,136,787	1,067,527
Short-term borrowings	50,345	77,707
Long-term borrowings	100,929	100,929
Operating lease liability	3,312	—
Accrued interest payable and other liabilities	19,332	20,649
Dividends payable	920	638
Total Liabilities	1,311,625	1,267,450
Shareholders’ Equity:
Common Stock – par value $.01 per share; Authorized 25,000 shares; issued and outstanding 7,108 shares at September 30, 2019 and 7,087 at December 31, 2018	71	71
Surplus	32,237	31,921
Retained earnings	117,524	109,477
Accumulated other comprehensive loss	(20,493)	(24,403)
Total Shareholders’ Equity	129,339	117,066
Total Liabilities and Shareholders’ Equity	$1,440,964	$1,384,516

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Operations

(In thousands, except per share data)

	Nine Months Ended
	September 30,
	2019	2018
	(Unaudited)
Interest income
Interest and fees on loans	$37,215	$32,895
Interest on investment securities
Taxable	4,333	4,380
Exempt from federal income tax	771	706
Total investment income	5,104	5,086
Other	764	369
Total interest income	43,083	38,350
Interest expense
Interest on deposits	5,800	2,856
Interest on short-term borrowings	158	253
Interest on long-term borrowings	2,656	2,535
Total interest expense	8,614	5,644
Net interest income	34,469	32,706
Provision for loan losses	669	1,187
Net interest income after provision for loan losses	33,800	31,519
Other operating income
Net gains	84	190
Service charges on deposit accounts	1,652	1,707
Other service charges	707	667
Trust department	5,345	5,010
Debit card income	1,955	1,818
Bank owned life insurance	1,970	872
Brokerage commissions	646	828
Other	369	306
Total other income	12,644	11,208
Total other operating income	12,728	11,398
Other operating expenses
Salaries and employee benefits	18,644	18,308
FDIC premiums	337	474
Equipment	2,775	2,246
Occupancy	2,112	1,909
Data processing	2,979	2,844
Marketing	274	386
Professional services	776	947
Contract labor	502	522
Line rentals	641	637
Other real estate owned	1,266	682
Other	3,371	3,450
Total other operating expenses	33,677	32,405
Income before income tax expense	12,851	10,512
Provision for income tax expense	2,605	2,227
Net Income	$10,246	$8,285
Basic and diluted net income per common share	$1.44	$1.17
Weighted average number of basic and diluted shares outstanding	7,098	7,076
Dividends declared per common share	$0.31	$0.27

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Operations

(In thousands, except per share data)

	Three Months Ended
	September 30,
	2019	2018
	(Unaudited)
Interest income
Interest and fees on loans	$12,529	$11,487
Interest on investment securities
Taxable	1,416	1,459
Exempt from federal income tax	249	233
Total investment income	1,665	1,692
Other	406	85
Total interest income	14,600	13,264
Interest expense
Interest on deposits	2,064	1,072
Interest on short-term borrowings	27	129
Interest on long-term borrowings	913	807
Total interest expense	3,004	2,008
Net interest income	11,596	11,256
Provision for loan losses	(13)	471
Net interest income after provision for loan losses	11,609	10,785
Other operating income
Net gains	40	9
Service charges on deposit accounts	578	587
Other service charges	274	227
Trust department	1,798	1,705
Debit card income	679	617
Bank owned life insurance	1,379	288
Brokerage commissions	205	277
Other	115	96
Total other income	5,028	3,797
Total other operating income	5,068	3,806
Other operating expenses
Salaries and employee benefits	6,280	6,270
FDIC premiums	43	171
Equipment	956	810
Occupancy	694	657
Data processing	984	1,001
Marketing	110	153
Professional services	254	304
Contract labor	171	185
Line rentals	226	207
Other real estate owned	337	189
Other	1,191	1,142
Total other operating expenses	11,246	11,089
Income before income tax expense	5,431	3,502
Provision for income tax expense	938	739
Net Income	$4,493	$2,763
Basic and diluted net income per common share	$0.63	$0.39
Weighted average number of basic and diluted shares outstanding	7,107	7,084
Dividends declared per common share	$0.13	$0.09

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Comprehensive Income

(In thousands)

	Nine Months Ended
	September 30,
	2019	2018
Comprehensive Income (in thousands)	(Unaudited)
Net Income	$10,246	$8,285
Other comprehensive income, net of tax and reclassification adjustments:
Net unrealized (losses)/gains on investments with OTTI	(1,131)	1,851
Net unrealized gains/(losses) on all other AFS securities	2,884	(1,973)
Net unrealized gains on HTM securities	178	146
Net unrealized (losses)/gains on cash flow hedges	(1,040)	663
Net unrealized gains/(losses) on pension	2,957	(219)
Net unrealized gains on SERP	62	87
Other comprehensive income, net of tax	3,910	555
Comprehensive income	$14,156	$8,840

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Comprehensive Income

(In thousands)

	Three Months Ended
	September 30,
	2019	2018
Comprehensive Income (in thousands)	(Unaudited)
Net Income	$4,493	$2,763
Other comprehensive (loss)/income, net of tax and reclassification adjustments:
Net unrealized (losses)/gains on investments with OTTI	(857)	261
Net unrealized gains/(losses) on all other AFS securities	402	(665)
Net unrealized gains on HTM securities	60	63
Net unrealized (losses)/gains on cash flow hedges	(239)	112
Net unrealized gains on pension	121	575
Net unrealized gains on SERP	20	29
Other comprehensive (loss)/income, net of tax	(493)	375
Comprehensive income	$4,000	$3,138

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands, except per share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at January 1, 2019	$71	$31,921	$109,477	$(24,403)	$117,066
Net income			3,151		3,151
Other comprehensive income				2,715	2,715
Stock based compensation		67			67
Common stock issued		39			39
Common stock dividend declared - $.09 per share			(639)		(639)
Balance at March 31, 2019	$71	$32,027	$111,989	$(21,688)	$122,399

Net income			2,602		2,602
Other comprehensive income				1,688	1,688
Stock based compensation		67			67
Common stock issued		39			39
Common stock dividend declared - $.09 per share			(640)		(640)
Balance at June 30, 2019	$71	$32,133	$113,951	$(20,000)	$126,155

Net income			4,493		4,493
Other comprehensive loss				(493)	(493)
Stock based compensation		66			66
Common stock issued		38			38
Common stock dividend declared - $.13 per share			(920)		(920)
Balance at September 30, 2019	$71	$32,237	$117,524	$(20,493)	$129,339

FIRST UNITED CORPORATION

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands, except per share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at January 1, 2018	$71	$31,553	$101,359	$(24,593)	$108,390
Net income			2,506		2,506
Other comprehensive income				820	820
Stock based compensation		53			53
Common stock dividend declared - $.09 per share			(635)		(635)
Balance at March 31, 2018	$71	$31,606	$103,230	$(23,773)	$111,134

Net income			3,016		3,016
Other comprehensive loss				(640)	(640)
Stock based compensation		63			63
Common stock issued		40			40
Common stock dividend declared - $.09 per share			(639)		(639)
Balance at June 30, 2018	$71	$31,709	$105,607	$(24,413)	$112,974

Net income			2,763		2,763
Other comprehensive income				375	375
Stock based compensation		67			67
Common stock issued		39			39
Common stock dividend declared - $.09 per share			(637)		(637)
Balance at September 30, 2018	$71	$31,815	$107,733	$(24,038)	$115,581

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Cash Flows

(In thousands)

	Nine Months Ended
	September 30,
	2019	2018
	(Unaudited)
Operating activities
Net income	$10,246	$8,285
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	669	1,187
Depreciation	2,318	1,748
Stock compensation	200	183
Gains on sales of other real estate owned	(62)	(269)
Write-downs of other real estate owned	1,140	656
Originations of loans held for sale	(11,006)	(10,028)
Proceeds from sale of loans held for sale	11,073	9,329
Gains from sale of loans held for sale	(87)	(74)
Losses on disposal of fixed assets	4	—
Net (accretion)/amortization of investment securities discounts and premiums- AFS	(5)	36
Net amortization of investment securities discounts and premiums- HTM	53	33
Gains on sales/calls of investment securities – available-for-sale	(1)	(116)
Earnings on bank owned life insurance	(1,970)	(872)
Amortization of deferred loan fees	(611)	(565)
Amortization of operating lease right-of-use asset	206	—
Increase in accrued interest receivable and other assets	(6,652)	(3,251)
Increase in deferred tax benefit	1,481	223
Decrease in operating lease liability	(213)	—
(Decrease)/increase in accrued interest payable and other liabilities	(691)	1,100
Net cash provided by operating activities	6,092	7,605
Investing activities
Proceeds from maturities/calls of investment securities available-for-sale	7,677	9,118
Proceeds from maturities/calls of investment securities held-to-maturity	5,560	4,760
Proceeds from sales of investment securities available-for-sale	12,046	2,005
Purchases of investment securities available-for-sale	(14,744)	(3,390)
Purchases of investment securities held-to-maturity	(8,207)	(4,887)
Proceeds from sales of other real estate owned	1,415	2,815
Proceeds from BOLI death benefit	2,125	—
Net decrease/(increase) in FHLB stock	979	(190)
Net decrease/(increase) in loans	10,700	(46,415)
Purchases of loans	—	(25,168)
Purchases of premises and equipment	(2,830)	(7,761)
Net cash provided by/(used in) investing activities	14,721	(69,113)
Financing activities
Net increase/(decrease) in deposits	69,260	(14,815)
Proceeds from sale of common stock	116	79
Cash dividends on common stock	(2,199)	(1,911)
Net (decrease)/increase in short-term borrowings	(27,362)	37,960
Payments on long-term borrowings	—	(20,000)
Net cash provided by financing activities	39,815	1,313
Increase/(decrease) in cash and cash equivalents	60,628	(60,195)
Cash and cash equivalents at beginning of the year	23,541	83,752
Cash and cash equivalents at end of period	$84,169	$23,557
Supplemental information
Interest paid	$8,550	$5,549
Taxes paid	$891	$445
Non-cash investing activities:
Transfers from loans to other real estate owned	$616	$543
Initial recognition of operating lease right-of-use assets	$2,730	$—
Initial recognition of operating lease liabilities	$3,317	$—

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

NoteS to Consolidated Financial Statements (UNAUDITED)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of First United Corporation and its consolidated subsidiaries, including First United Bank & Trust (the “Bank”), have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 270, Interim Reporting, and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required for annual financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring items, have been included.  Operating results for the nine- and three-month periods ended September 30, 2019 are not necessarily indicative of the results that may be expected for the full year or for any future interim period.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018.  For purposes of comparability, certain prior period amounts have been reclassified to conform to the 2019 presentation.  Such reclassifications had no impact on net income or equity.

As used in these notes, the term “the Corporation” refers to First United Corporation and, unless the context clearly requires otherwise, its consolidated subsidiaries.

The Corporation has evaluated events and transactions occurring subsequent to the statement of financial condition date of September 30, 2019 for items that should potentially be recognized or disclosed in these financial statements.

Note 2 – Earnings Per Common Share

Basic earnings per common share is derived by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents.  Diluted earnings per share is derived by dividing net income available to common shareholders by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents.  No common stock equivalents were outstanding at September 30, 2019.

The following tables set forth the calculation of basic and diluted earnings per common share for the nine- and three-month periods ended September 30, 2019 and 2018:

	Nine months ended September 30,
	2019			2018
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Income	Shares	Amount
Basic and Diluted Earnings Per Share:
Net income	$10,246	7,098	$1.44	$8,285	7,076	$1.17

	Three months ended September 30,
	2019			2018
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Income	Shares	Amount
Basic and Diluted Earnings Per Share:
Net income	$4,493	7,107	$0.63	$2,763	7,084	$0.39

Note 3 – Net Gains

The following table summarizes the gain/(loss) activity for the nine- and three-month periods ended September 30, 2019 and 2018:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Net gains/(losses):
Available-for-sale securities:
Realized gains	$74	$151	$1	$6
Realized losses	(73)	(35)	—	(16)
Gains on sale of consumer loans	87	74	42	19
Losses on disposal of fixed assets	(4)	—	(3)	—
Net gains	$84	$190	$40	$9

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

The following table shows a comparison of amortized cost and fair values of investment securities at September 30, 2019 and December 31, 2018:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCL
September 30, 2019
Available for Sale:
U.S. government agencies	$40,000	$—	$86	$39,914	$—
Commercial mortgage-backed agencies	34,475	421	43	34,853	—
Collateralized mortgage obligations	32,121	309	100	32,330	—
Obligations of states and political subdivisions	14,139	373	—	14,512	—
Collateralized debt obligations	18,415	—	4,948	13,467	(3,517)
Total available for sale	$139,150	$1,103	$5,177	$135,076	$(3,517)
Held to Maturity:
U.S. government agencies	$16,127	$667	$—	$16,794	$—
Residential mortgage-backed agencies	45,197	454	129	45,522	—
Commercial mortgage-backed agencies	15,597	528	—	16,125	—
Collateralized mortgage obligations	3,468	51	—	3,519	—
Obligations of states and political subdivisions	16,215	5,998	—	22,213	—
Total held to maturity	$96,604	$7,698	$129	$104,173	$—
December 31, 2018
Available for Sale:
U.S. government agencies	$30,000	$—	$974	$29,026	$—
Commercial mortgage-backed agencies	39,013	—	1,261	37,752	—
Collateralized mortgage obligations	36,669	—	965	35,704	—
Obligations of states and political subdivisions	20,083	132	333	19,882	—
Collateralized debt obligations	18,358	—	3,081	15,277	(1,966)
Total available for sale	$144,123	$132	$6,614	$137,641	$(1,966)
Held to Maturity:
U.S. government agencies	$16,017	$120	$—	$16,137	$—
Residential mortgage-backed agencies	46,491	6	1,287	45,210	—
Commercial mortgage-backed agencies	15,821	75	68	15,828	—
Collateralized mortgage obligations	3,761	—	156	3,605	—
Obligations of states and political subdivisions	11,920	1,156	96	12,980	—
Total held to maturity	$94,010	$1,357	$1,607	$93,760	$—

Proceeds from sales/calls of available for sale securities and the realized gains and losses are as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Proceeds	$12,337	$2,005	$6,669	$2,005
Realized gains	74	151	1	6
Realized losses	73	35	—	16

The following table shows the Corporation’s investment securities with gross unrealized losses and fair values at September 30, 2019 and December 31, 2018, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrealized Losses	Number of Investments	Fair Value	Unrealized Losses	Number of Investments
September 30, 2019
Available for Sale:
U.S. government agencies	$9,971	$29	1	$29,943	$57	5
Commercial mortgage-backed agencies	—	—	—	6,370	43	3
Collateralized mortgage obligations	28	1	1	7,389	99	1
Collateralized debt obligations	5,266	1,226	4	8,201	3,722	5
Total available for sale	$15,265	$1,256	6	$51,903	$3,921	14
Held to Maturity:
Residential mortgage-backed agencies	$4,745	$2	2	$10,626	$127	12
Total held to maturity	$4,745	$2	2	$10,626	$127	12
December 31, 2018
Available for Sale:
U.S. government agencies	$—	$—	—	$29,026	$974	5
Commercial mortgage-backed agencies	—	—	—	37,752	1,261	8
Collateralized mortgage obligations	232	1	1	35,472	964	8
Obligations of states and political subdivisions	3,310	48	5	11,068	285	8
Collateralized debt obligations	5,987	438	4	9,290	2,643	5
Total available for sale	$9,529	$487	10	$122,608	$6,127	34
Held to Maturity:
Residential mortgage-backed agencies	$3,605	$51	2	$41,448	$1,236	29
Commercial mortgage-backed agencies	—	—	—	7,656	68	1
Collateralized mortgage obligations	—	—	—	3,605	156	1
Obligations of states and political subdivisions	—	—	—	2,199	96	1
Total held to maturity	$3,605	$51	2	$54,908	$1,556	32

Management systematically evaluates securities for impairment on a quarterly basis.  Based upon application of accounting guidance for subsequent measurement in ASC Topic 320 (ASC Section 320-10-35), management assesses whether (a) the Corporation has the intent to sell a security being evaluated and (b) it is more likely than not that the Corporation will be required to sell the security prior to the anticipated recovery of any decline in fair value.  If neither applies, then any decline in the fair value below the security’s cost that is considered an other-than-temporary decline is split into two components.  The first component is the loss attributable to declining credit quality.  Credit losses are recognized in earnings as realized losses in the period in which the impairment determination is made.  The second component consists of all other losses, which are recognized in other comprehensive loss.  In estimating other than temporary impairment (“OTTI”) losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) adverse conditions specifically related to the security, an industry, or a geographic area, (3) the historic and implied volatility of the fair value of the security, (4) changes in the rating of the security by a rating agency, (5) recoveries or additional declines in fair value subsequent to the balance sheet date, (6) failure of the issuer of the security to make scheduled interest or principal payments, and (7) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future.  Management also monitors cash flow projections for securities that are considered beneficial interests under the guidance of ASC Subtopic 325-40, Investments – Other – Beneficial Interests in Securitized Financial Assets, (ASC Section 325-40-35).  Further discussion about the evaluation of securities for impairment can be found in the section of Item 2 of Part I of this report entitled “FINANCIAL CONDITION” under the heading “Investment Securities”.

Management believes that the valuation of certain securities is a critical accounting policy that requires significant estimates in preparation of the Corporation’s consolidated financial statements.  Management utilizes an independent third party to prepare both the impairment valuations and fair value determinations for the Corporation’s collateralized debt obligation (“CDO”) portfolio consisting of pooled trust preferred securities.  See Note 7 for a discussion of the methodology used by management to determine the fair values of these securities.  Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that there were no securities that had credit-related non-cash OTTI charges during the first nine months of 2019.

The Corporation does not believe that the investment securities that were in an unrealized loss position at September 30, 2019 represent other-than-temporary impairment.  The Corporation does not intend to sell nor is it anticipated that it would be required to sell any of its impaired investment securities at a loss.

The following tables present a cumulative roll-forward of the amount of non-cash OTTI charges related to credit losses which have been recognized in earnings for the trust preferred securities in the CDO portfolio held and not intended to be sold for the nine- and three-month periods ended September 30, 2019 and 2018:

	Nine Months Ended
	September 30,
(in thousands)	2019	2018
Balance of credit-related OTTI at January 1	$2,646	$2,958
Reduction for increases in cash flows expected to be collected	(149)	(160)
Balance of credit-related OTTI at September 30	$2,497	$2,798

	Three Months Ended
	September 30,
(in thousands)	2019	2018
Balance of credit-related OTTI at July 1	$2,547	$2,851
Reduction for increases in cash flows expected to be collected	(50)	(53)
Balance of credit-related OTTI at September 30	$2,497	$2,798

The amortized cost and estimated fair value of securities by contractual maturity at September 30, 2019 are shown in the following table.  Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2019
(in thousands)	Amortized Cost	Fair Value
Contractual Maturity
Available for Sale:
Due after one year through five years	34,464	34,449
Due after five years through ten years	10,259	10,235
Due after ten years	27,831	23,209
	72,554	67,893
Commercial mortgage-backed agencies	34,475	34,853
Collateralized mortgage obligations	32,121	32,330
Total available for sale	$139,150	$135,076
Held to Maturity:
Due after one year through five years	$16,127	$16,794
Due after ten years	16,215	22,213
	32,342	39,007
Residential mortgage-backed agencies	45,197	45,522
Commercial mortgage-backed agencies	15,597	16,125
Collateralized mortgage obligations	3,468	3,519
Total held to maturity	$96,604	$104,173

Note 5 – Loans and Related Allowance for Loan Losses

The following table summarizes the primary segments of the loan portfolio at September 30, 2019 and December 31, 2018:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
September 30, 2019
Individually evaluated for impairment	$4,171	$8,329	$27	$3,472	$6	$16,005
Collectively evaluated for impairment	$291,084	$105,461	$111,264	$437,612	$35,858	$981,279
Total loans	$295,255	$113,790	$111,291	$441,084	$35,864	$997,284
December 31, 2018
Individually evaluated for impairment	$5,239	$693	$17	$4,616	$10	$10,575
Collectively evaluated for impairment	$301,682	$117,667	$111,449	$432,291	$34,050	$997,139
Total loans	$306,921	$118,360	$111,466	$436,907	$34,060	$1,007,714

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention and Substandard within the internal risk rating system at September 30, 2019 and December 31, 2018:

(in thousands)	Pass	Special Mention	Substandard	Total
September 30, 2019
Commercial real estate
Non owner-occupied	$131,700	$7,471	$1,889	$141,060
All other CRE	147,029	2,963	4,203	154,195
Acquisition and development
1-4 family residential construction	11,355	—	—	11,355
All other A&D	94,390	19	8,026	102,435
Commercial and industrial	107,694	128	3,469	111,291
Residential mortgage
Residential mortgage - term	367,933	60	3,973	371,966
Residential mortgage - home equity	67,667	140	1,311	69,118
Consumer	35,745	3	116	35,864
Total	$963,513	$10,784	$22,987	$997,284
December 31, 2018
Commercial real estate
Non owner-occupied	$145,260	$2,904	$2,348	$150,512
All other CRE	149,076	1,752	5,581	156,409
Acquisition and development
1-4 family residential construction	16,003	—	—	16,003
All other A&D	94,428	7,378	551	102,357
Commercial and industrial	107,174	3,703	589	111,466
Residential mortgage
Residential mortgage - term	359,305	—	4,703	364,008
Residential mortgage - home equity	71,666	143	1,090	72,899
Consumer	33,952	4	104	34,060
Total	$976,864	$15,884	$14,966	$1,007,714

The increase of $8.0 million in the substandard category from December 31, 2018 to September 30, 2019 was primarily due to one large A&D loan that moved to non-accrual in the first nine months of 2019.  The loan is a participation development loan originally booked in 2013, which entered into a forbearance agreement in the first quarter 2019.

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

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans at September 30, 2019 and December 31, 2018:

(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due and Accruing	Non- Accrual	Total Loans
September 30, 2019
Commercial real estate
Non owner-occupied	$141,027	$—	$—	$—	$—	$33	$141,060
All other CRE	151,227	898	465	—	1,363	1,605	154,195
Acquisition and development
1-4 family residential construction	11,355	—	—	—	—	—	11,355
All other A&D	94,617	10	—	—	10	7,808	102,435
Commercial and industrial	109,022	1,212	1,030	—	2,242	27	111,291
Residential mortgage
Residential mortgage - term	368,325	306	2,021	10	2,337	1,304	371,966
Residential mortgage - home equity	67,642	292	254	—	546	930	69,118
Consumer	35,653	138	55	12	205	6	35,864
Total	$978,868	$2,856	$3,825	$22	$6,703	$11,713	$997,284
December 31, 2018
Commercial real estate
Non owner-occupied	$150,339	$—	$—	$—	$—	$173	$150,512
All other CRE	153,977	464	—	—	464	1,968	156,409
Acquisition and development
1-4 family residential construction	16,003	—	—	—	—	—	16,003
All other A&D	94,540	197	7,411	62	7,670	147	102,357
Commercial and industrial	111,436	29	1	—	30	—	111,466
Residential mortgage
Residential mortgage - term	360,073	302	1,359	363	2,024	1,911	364,008
Residential mortgage - home equity	71,611	461	114	—	575	713	72,899
Consumer	33,832	140	73	5	218	10	34,060
Total	$991,811	$1,593	$8,958	$430	$10,981	$4,922	$1,007,714

Non-accrual loans totaled $11.7 million at September 30, 2019, compared to $4.9 million at December 31, 2018.  The increase in non-accrual balances at September 30, 2019 was primarily due to one large A&D loan totaling $7.7 million.  This loan is a participation development loan originally booked in 2013, which entered into a forbearance agreement in the first quarter 2019.  Management believes that the specific allocation of $1.9 million at September 30, 2019 is adequate based upon an appraisal obtained in the second quarter of 2019.

Non-accrual loans that have been subject to partial charge-offs totaled $.1 million at September 30, 2019, compared to $.3 million at December 31, 2018.  Loans secured by 1-4 family residential real estate properties in the process of foreclosure were $.3 million at September 30, 2019 and December 31, 2018.

Accruing loans past due 30 days or more decreased to .67% of the loan portfolio at September 30, 2019, compared to 1.09% at December 31, 2018.  The decrease for the first nine months of 2019 was primarily related to one large relationship in the commercial A&D portfolio that moved to non-accrual in the first quarter of 2019.

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

The Bank’s methodology for determining the ALL is based on the requirements of ASC Section 310-10-35, Receivables-Overall-Subsequent Measurement, for loans individually evaluated for impairment and ASC Subtopic 450-20, Contingencies-Loss Contingencies, for loans collectively evaluated for impairment, as well as the Interagency Policy Statement on the Allowance for Loan and Lease Losses and other bank regulatory guidance.   The total of the two components represents the allocated portion of the Bank’s ALL.  Beginning in the second quarter of 2015, management determined that it would be prudent to establish an unallocated portion of the ALL to protect the Bank from other risks associated with the loan portfolio that may not be specifically identifiable.

The following table summarizes the primary segments of the ALL at September 30, 2019 and December 31, 2018, segregated by the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
September 30, 2019
Individually evaluated for impairment	$10	$1,894	$—	$22	$—	$—	$1,926
Collectively evaluated for impairment	$2,675	$1,486	$1,195	$3,877	$312	$500	$10,045
Total ALL	$2,685	$3,380	$1,195	$3,899	$312	$500	$11,971
December 31, 2018
Individually evaluated for impairment	$13	$25	$—	$106	$—	$—	$144
Collectively evaluated for impairment	$2,767	$1,696	$1,187	$4,438	$315	$500	$10,903
Total ALL	$2,780	$1,721	$1,187	$4,544	$315	$500	$11,047

The evaluation of the need and amount of a specific allocation of the ALL and whether a loan can be removed from impairment status is made on a quarterly basis.

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required at September 30, 2019 and December 31, 2018:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
(in thousands)	Recorded Investment	Related Allowances	Recorded Investment	Recorded Investment	Unpaid Principal Balance
September 30, 2019
Commercial real estate
Non owner-occupied	$118	$10	$33	$151	$8,308
All other CRE	—	—	4,020	4,020	4,020
Acquisition and development
All other A&D	7,970	1,894	359	8,329	8,392
Commercial and industrial	—	—	27	27	2,241
Residential mortgage
Residential mortgage – term	779	22	1,763	2,542	2,739
Residential mortgage – home equity	—	—	930	930	944
Consumer	—	—	6	6	6
Total impaired loans	$8,867	$1,926	$7,138	$16,005	$26,650
December 31, 2018
Commercial real estate
Non owner-occupied	$121	$13	$173	$294	$8,488
All other CRE	—	—	4,945	4,945	4,945
Acquisition and development
1-4 family residential construction	—	—	316	316	316
All other A&D	230	25	147	377	525
Commercial and industrial	—	—	17	17	2,231
Residential mortgage
Residential mortgage – term	993	106	2,910	3,903	4,130
Residential mortgage – home equity	—	—	713	713	726
Consumer	—	—	10	10	10
Total impaired loans	$1,344	$144	$9,231	$10,575	$21,371

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

The following tables present the activity in the ALL for the nine- and three-month periods ended September 30, 2019 and 2018:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
ALL balance at January 1, 2019	$2,780	$1,721	$1,187	$4,544	$315	$500	$11,047
Charge-offs	—	(29)	(75)	(86)	(212)	—	(402)
Recoveries	67	132	77	259	122	—	657
Provision	(162)	1,556	6	(818)	87	—	669
ALL balance at September 30, 2019	$2,685	$3,380	$1,195	$3,899	$312	$500	$11,971
ALL balance at January 1, 2018	$3,699	$1,257	$869	$3,444	$203	$500	$9,972
Charge-offs	(889)	(98)	(32)	(353)	(297)	—	(1,669)
Recoveries	60	290	44	323	116	—	833
Provision	(57)	46	120	804	274	—	1,187
ALL balance at September 30, 2018	$2,813	$1,495	$1,001	$4,218	$296	$500	$10,323

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
ALL balance at July 1, 2019	$2,735	$3,294	$1,147	$3,981	$319	$500	$11,976
Charge-offs	—	—	(70)	—	(76)	—	(146)
Recoveries	37	21	1	64	31	—	154
Provision	(87)	65	117	(146)	38	—	(13)
ALL balance at September 30, 2019	$2,685	$3,380	$1,195	$3,899	$312	$500	$11,971
ALL balance at July 1, 2018	$3,303	$1,172	$786	$3,744	$264	$500	$9,769
Charge-offs	—	—	(22)	(113)	(122)	—	(257)
Recoveries	—	32	13	258	37	—	340
Provision	(490)	291	224	329	117	—	471
ALL balance at September 30, 2018	$2,813	$1,495	$1,001	$4,218	$296	$500	$10,323

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

The following table presents the average recorded investment in impaired loans by class and related interest income recognized for the periods indicated:

	Nine months ended			Nine months ended
	September 30, 2019			September 30, 2018
(in thousands)	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis
Commercial real estate
Non owner-occupied	$241	$9	$—	$1,716	$9	$66
All other CRE	4,644	113	68	5,495	153	56
Acquisition and development
1-4 family residential construction	232	10	—	475	18	—
All other A&D	6,062	12	—	350	9	—
Commercial and industrial	25	—	—	327	13	—
Residential mortgage
Residential mortgage – term	3,082	75	10	3,566	92	2
Residential mortgage – home equity	873	—	4	585	—	7
Consumer	12	—	—	25	—	—
Total	$15,171	$219	$82	$12,539	$294	$131

	Three months ended			Three months ended
	September 30, 2019			September 30, 2018
(in thousands)	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis
Commercial real estate
Non owner-occupied	$201	$3	$—	$772	$2	$—
All other CRE	4,773	37	68	5,848	54	—
Acquisition and development
1-4 family residential construction	152	1	—	422	6	—
All other A&D	8,085	6	—	274	3	—
Commercial and industrial	27	—	—	161	3	—
Residential mortgage
Residential mortgage – term	2,701	22	—	3,537	30	2
Residential mortgage – home equity	928	—	2	544	—	—
Consumer	7	—	—	22	—	—
Total	$16,874	$69	$70	$11,580	$98	$2

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

There were 14 loans totaling $4.1 million and 16 loans totaling $4.9 million that were classified as TDRs at September 30, 2019 and December 31, 2018, respectively.  The following tables present the volume and recorded investment in TDR’s at the times they were modified, by class and type of modification that occurred during the periods indicated:

	Temporary Rate Modification		Extension of Maturity		Modification of Payment and Other Terms
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Nine months ended September 30, 2019
Commercial real estate
Non owner-occupied	—	$—	—	$—	—	$—
All other CRE	—	—	—	—	—	—
Acquisition and development
1-4 family residential construction	—	—	—	—	—	—
All other A&D	—	—	—	—	1	227
Commercial and industrial	—	—	—	—	—	—
Residential mortgage
Residential mortgage – term	1	149	—	—	1	243
Residential mortgage – home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	1	$149	—	$—	2	$470

	Temporary Rate Modification		Extension of Maturity		Modification of Payment and Other Terms
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Nine months ended September 30, 2018
Commercial real estate
Non owner-occupied	—	$—	—	$—	1	$126
All other CRE	—	—	1	179	—	—
Acquisition and development
1-4 family residential construction	—	—	1	387	—	—
All other A&D	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Residential mortgage
Residential mortgage – term	—	—	—	—	—	—
Residential mortgage – home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	—	$—	2	$566	1	$126

During the nine months ended September 30, 2019, there was one new TDR due to a mortgage hardship and two existing TDRs that had reached their modification maturity dates were re-modified.  There was no impact to the ALL from the new TDR or the re-modifications.  During the nine months ended September 30, 2019, there were no payment defaults.

During the nine months ended September 30, 2018, there were no new TDRs but three existing TDRs that had reached their original modification maturity dates were re-modified.  These re-modifications did not impact the ALL.  During the nine months ended September 30, 2018, there were no payment defaults.

	Temporary Rate Modification		Extension of Maturity		Modification of Payment and Other Terms
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Three months ended September 30, 2019
Commercial real estate
Non owner-occupied	—	$—	—	$—	—	$—
All other CRE	—	—	—	—	—	—
Acquisition and development
1-4 family residential construction	—	—	—	—	—	—
All other A&D	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Residential mortgage
Residential mortgage – term	1	149	—	—	—	—
Residential mortgage – home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	1	$149	—	$—	—	$—

	Temporary Rate Modification		Extension of Maturity		Modification of Payment and Other Terms
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Three months ended September 30, 2018
Commercial real estate
Non owner-occupied	—	$—	—	$—	—	$—
All other CRE	—	—	—	—	—	—
Acquisition and development
1-4 family residential construction	—	—	1	387	—	—
All other A&D	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Residential mortgage
Residential mortgage – term	—	—	—	—	—	—
Residential mortgage – home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	—	$—	1	$387	—	$—

During the three months ended September 30, 2019, there was one new TDR, no modifications to existing TDRs and no payment defaults.  There was no impact to the ALL from the new TDR.

During the three months ended September 30, 2018, there were no new TDRs but one existing TDR that had reached its original   modification maturity was re-modified.  This re-modification did not impact the ALL.  During the third quarter of 2018, there were no payment defaults.

Note 6 - Other Real Estate Owned

The following table presents the components of other real estate owned (“OREO”) at September 30, 2019 and December 31, 2018:

(in thousands)	September 30, 2019	December 31, 2018
Commercial real estate	$1,311	$2,599
Acquisition and development	2,690	3,218
Commercial and industrial	—	24
Residential mortgage	720	757
Total OREO	$4,721	$6,598

The following table presents the activity in the OREO valuation allowance for the nine- and three-month periods ended September 30, 2019 and 2018:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Balance beginning of period	$1,988	$2,740	$2,013	$2,947
Fair value write-down	1,140	656	312	179
Sales of OREO	(1,159)	(651)	(356)	(381)
Balance at end of period	$1,969	$2,745	$1,969	$2,745

The following table presents the components of OREO expenses, net, for the nine- and three-month periods ended September 30, 2019 and 2018:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Gains on real estate, net	$(62)	$(269)	$(51)	$(86)
Fair value write-down, net	1,140	656	312	179
Expenses, net	260	396	94	123
Rental and other income	(72)	(101)	(18)	(27)
Total OREO expense, net	$1,266	$682	$337	$189

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

Management believes that the Corporation’s valuation techniques are appropriate and consistent with the techniques used by other market participants.  However, the use of different methodologies and assumptions could result in a different estimate of fair values at the reporting date.  The valuation techniques used by the Corporation to measure, on a recurring and non-recurring basis, the fair value of assets as of September 30, 2019 are discussed in the paragraphs that follow.

Investments – The investment portfolio is classified and accounted for based on the guidance of ASC Topic 320, Investments – Debt and Equity Securities.

The fair value of investments is determined using a market approach.  As of September 30, 2019, the U.S. Government agencies, residential and commercial mortgage-backed securities, collateralized mortgage obligations, and state and political subdivisions bonds, excluding the TIF bonds, segments are classified as Level 2 within the valuation hierarchy.  Their fair values were determined based upon market-corroborated inputs and valuation matrices, which were obtained through third party data service providers or securities brokers through which the Corporation has historically transacted both purchases and sales of investment securities.  The TIF bonds are classified as Level 3 within the valuation hierarchy as they are not openly traded.

The CDO segment, which consists of pooled trust preferred securities issued by banks, thrifts and insurance companies, is classified as Level 3 within the valuation hierarchy.  At September 30, 2019, the Corporation owned nine pooled trust preferred securities with an amortized cost of $18.4 million and a fair value of $13.5 million. As of September 30, 2019, the market for these securities is not active and the markets for similar securities are also not active.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels.  The new issue market is also inactive, as few CDOs have been issued since 2007.  There are currently very few market participants who are willing to effect transactions in these securities.  The market values for these securities or any securities other than those issued or guaranteed by the U.S. Department of the Treasury (the “Treasury”) are depressed relative to historical levels.  Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue.  Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (a) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at September 30, 2019, (b) an income valuation approach technique (i.e. present value) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than a market approach, and (c) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management relies on an independent third party to prepare both the evaluations of OTTI as well as the fair value determinations for its CDO portfolio. Management believes that the valuations are adequately reflected at September 30, 2019.

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

For Level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2019 and December 31, 2018, the significant unobservable inputs used in the fair value measurements were as follows:

(in thousands)	Fair Value at September 30, 2019	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:
Investment Securities – available for sale	$13,467	Discounted Cash Flow	Discount Rate	Range of LIBOR+ 5.25%
Non-recurring:
Impaired Loans	$6,797	Market Comparable Properties	Marketability Discount	10.0% - 15.0% (1) (weighted avg 13.1%)
Other Real Estate Owned	$3,114	Market Comparable Properties	Marketability Discount	10.0% - 15.0% (1) (weighted avg 12.2%)

(in thousands)	Fair Value at December 31, 2018	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:
Investment Securities – available for sale	$15,277	Discounted Cash Flow	Discount Rate	Range of LIBOR+ 4.50%
Non-recurring:
Impaired Loans	$1,316	Market Comparable Properties	Marketability Discount	10.0% - 15.0% (1) (weighted avg 12.8%)
Other Real Estate Owned	$2,707	Market Comparable Properties	Marketability Discount	10.0% - 15.0% (1) (weighted avg 13.5%)

NOTE:

(1)	Range would include discounts taken since appraisal and estimated values

For assets measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2019 and December 31, 2018 are as follows:

		Fair Value Measurements at September 30, 2019 Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	09/30/19	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$39,914		$39,914
Commercial mortgage-backed agencies	$34,853		$34,853
Collateralized mortgage obligations	$32,330		$32,330
Obligations of states and political subdivisions	$14,512		$14,512
Collateralized debt obligations	$13,467			$13,467
Financial Derivatives	$(383)		$(383)
Non-recurring:
Impaired loans	$6,797			$6,797
Other real estate owned	$3,114			$3,114

		Fair Value Measurements at December 31, 2018 Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	12/31/18	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$29,026		$29,026
Commercial mortgage-backed agencies	$37,752		$37,752
Collateralized mortgage obligations	$35,704		$35,704
Obligations of states and political subdivisions	$19,882		$19,882
Collateralized debt obligations	$15,277			$15,277
Financial Derivative	$1,043		$1,043
Non-recurring:
Impaired loans	$1,316			$1,316
Other real estate owned	$2,707			$2,707

There were no transfers of assets between any of the fair value hierarchy for the nine-month periods ended September 30, 2019 or 2018.

The following tables show a reconciliation of the beginning and ending balances for fair valued assets measured on a recurring basis using Level 3 significant unobservable inputs for the nine- and three-month periods ended September 30, 2019 and 2018:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale
Beginning balance January 1, 2019	$15,277
Total losses realized/unrealized:
Included in other comprehensive income	(1,810)
Ending balance September 30, 2019	$13,467

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale
Beginning balance January 1, 2018	$14,920
Total gains realized/unrealized:
Included in other comprehensive income	1,648
Ending balance September 30, 2018	$16,568

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale
Beginning balance July 1, 2019	$14,872
Total losses realized/unrealized:
Included in other comprehensive loss	(1,405)
Ending balance September 30, 2019	$13,467

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale
Beginning balance July 1, 2018	$16,147
Total gains realized/unrealized:
Included in other comprehensive income	421
Ending balance September 30, 2018	$16,568

Gains/losses (realized and unrealized) included in earnings for the periods identified above are reported in the Consolidated Statement of Operations in Other Operating Income.  There were no gains or losses included in earnings attributable to the change in realized/unrealized gains or losses related to the assets for the nine- and three-month periods ended September 30, 2019 and 2018.

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

The following tables present fair value information about financial instruments, whether or not recognized in the Consolidated Statement of Financial Condition, for which it is practicable to estimate that value. The actual carrying amounts and estimated fair values of the Corporation’s financial instruments that are included in the Consolidated Statement of Financial Condition are as follows:

	September 30, 2019		Fair Value Measurements
	Carrying	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$82,219	$82,219	$82,219
Interest bearing deposits in banks	1,950	1,950	1,950
Investment securities - AFS	135,076	135,076		$121,609	$13,467
Investment securities - HTM	96,604	104,173		81,960	22,213
Restricted bank stock	4,415	4,415		4,415
Loans, net	985,313	974,145			974,145
Accrued interest receivable	4,088	4,088		4,088
Financial Liabilities:
Deposits - non-maturity	864,973	864,973		864,973
Deposits - time deposits	271,814	273,544		273,544
Financial derivatives	383	383		383
Short-term borrowed funds	50,345	50,345		50,345
Long-term borrowed funds	100,929	103,306		103,306
Accrued interest payable	519	519		519

	December 31, 2018		Fair Value Measurements
	Carrying	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$22,187	$22,187	$22,187
Interest bearing deposits in banks	1,354	1,354	1,354
Investment securities - AFS	137,641	137,641		$122,364	$15,277
Investment securities - HTM	94,010	93,760		80,780	12,980
Restricted bank stock	5,394	5,394		5,394
Loans, net	996,667	967,198			967,198
Financial derivative	1,043	1,043		1,043
Accrued interest receivable	4,175	4,175		4,175
Financial Liabilities:
Deposits - non-maturity	815,858	815,858		815,858
Deposits - time deposits	251,669	252,146		252,146
Short-term borrowed funds	77,707	77,707		77,707
Long-term borrowed funds	100,929	102,590		102,590
Accrued interest payable	455	455		455

Note 8 – Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive loss for the 12 months ended December 31, 2018 and the three-month periods ended March 31, 2019,  June 30, 2019 and September 30, 2019:

(in thousands)	Investment securities- with OTTI AFS	Investment securities- all other AFS	Investment securities- HTM	Cash Flow Hedge	Pension Plan	SERP	Total
Accumulated OCL, net:
Balance – January 1, 2018	$(2,939)	$(2,979)	$(1,347)	$582	$(17,066)	$(844)	$(24,593)
Other comprehensive income/(loss) before reclassifications	1,194	(540)	—	191	(1,833)	202	(786)
Amounts reclassified from accumulated other comprehensive loss	(154)	(82)	216	—	882	114	976
Balance – December 31, 2018	$(1,899)	$(3,601)	$(1,131)	$773	$(18,017)	$(528)	$(24,403)
Other comprehensive income/(loss) before reclassifications	(44)	901	—	(315)	1,933	—	2,475
Amounts reclassified from accumulated other comprehensive loss	(36)	4	55	—	196	21	240
Balance - March 31, 2019	$(1,979)	$(2,696)	$(1,076)	$458	$(15,888)	$(507)	$(21,688)
Other comprehensive income/(loss) before reclassifications	(157)	1,581	—	(486)	511	—	1,449
Amounts reclassified from accumulated other comprehensive loss	(37)	(4)	63	—	196	21	239
Balance - June 30, 2019	$(2,173)	$(1,119)	$(1,013)	$(28)	$(15,181)	$(486)	$(20,000)
Other comprehensive income/(loss) before reclassifications	(820)	403	—	(239)	(75)	—	(731)
Amounts reclassified from accumulated other comprehensive loss	(37)	(1)	60	—	196	20	238
Balance - September 30, 2019	$(3,030)	$(717)	$(953)	$(267)	$(15,060)	$(466)	$(20,493)

The following tables present the components of other comprehensive income/(loss) for the nine- and three-month periods ended September 30, 2019 and 2018:

Components of Other Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the nine months ended September 30, 2019
Available for sale (AFS) securities with OTTI:
Unrealized holding losses	$(1,401)	$380	$(1,021)
Less: accretable yield recognized in income	149	(39)	110
Net unrealized losses on investments with OTTI	(1,550)	419	(1,131)
Available for sale securities – all other:
Unrealized holding gains	3,957	(1,072)	2,885
Less: gains recognized in income	1	—	1
Net unrealized gains on all other AFS securities	3,956	(1,072)	2,884
Held to maturity securities:
Unrealized holding gains	—	—	—
Less: amortization recognized in income	(243)	65	(178)
Net unrealized gains on HTM securities	243	(65)	178
Cash flow hedges:
Unrealized holding losses	(1,427)	387	(1,040)
Pension Plan:
Unrealized net actuarial gain	3,250	(881)	2,369
Less: amortization of unrecognized loss	(807)	219	(588)
Net pension plan liability adjustment	4,057	(1,100)	2,957
SERP:
Unrealized net actuarial loss	—	—	—
Less: amortization of unrecognized loss	(87)	23	(64)
Less: amortization of prior service costs	2	—	2
Net SERP liability adjustment	85	(23)	62
Other comprehensive income	$5,364	$(1,454)	$3,910

Components of Other Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the nine months ended September 30, 2018
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$2,842	$(768)	$2,074
Less: gains recognized in income	145	(39)	106
Less: accretable yield recognized in income	160	(43)	117
Net unrealized gains on investments with OTTI	2,537	(686)	1,851
Available for sale securities – all other:
Unrealized holding losses	(2,733)	739	(1,994)
Less: losses recognized in income	(29)	8	(21)
Net unrealized losses on all other AFS securities	(2,704)	731	(1,973)
Held to maturity securities:
Unrealized holding gains	—	—	—
Less: amortization recognized in income	(200)	54	(146)
Net unrealized gains on HTM securities	200	(54)	146
Cash flow hedges:
Unrealized holding gains	908	(245)	663
Pension Plan:
Unrealized net actuarial loss	(1,206)	326	(880)
Less: amortization of unrecognized loss	(900)	244	(656)
Less: amortization of prior service costs	(6)	2	(4)
Net pension plan liability adjustment	(300)	80	(220)
SERP:
Less: amortization of unrecognized loss	(121)	33	(88)
Less: amortization of prior service costs	2	(1)	1
Net SERP liability adjustment	119	(32)	87
Other comprehensive income	$760	$(206)	$554

Components of Other Comprehensive Loss (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the three months ended September 30, 2019
Available for sale (AFS) securities with OTTI:
Unrealized holding losses	$(1,126)	$306	$(820)
Less: accretable yield recognized in income	50	(13)	37
Net unrealized losses on investments with OTTI	(1,176)	319	(857)
Available for sale securities – all other:
Unrealized holding gains	552	(149)	403
Less: gains recognized in income	1	—	1
Net unrealized gains on all other AFS securities	551	(149)	402
Held to maturity securities:
Unrealized holding gains	—	—	—
Less: amortization recognized in income	(82)	22	(60)
Net unrealized gains on HTM securities	82	(22)	60
Cash flow hedges:
Unrealized holding losses	(329)	90	(239)
Pension Plan:
Unrealized net actuarial loss	(103)	28	(75)
Less: amortization of unrecognized loss	(269)	73	(196)
Net pension plan liability adjustment	166	(45)	121
SERP:
Unrealized net actuarial loss	—	—	—
Less: amortization of unrecognized loss	(29)	8	(21)
Less: amortization of prior service costs	1	—	1
Net SERP liability adjustment	28	(8)	20
Other comprehensive loss	$(678)	$185	$(493)

Components of Other Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the three months ended September 30, 2018
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$410	$(110)	$300
Less: accretable yield recognized in income	53	(14)	39
Net unrealized gains on investments with OTTI	357	(96)	261
Available for sale securities – all other:
Unrealized holding losses	(921)	249	(672)
Less: losses recognized in income	(10)	3	(7)
Net unrealized losses on all other AFS securities	(911)	246	(665)
Held to maturity securities:
Unrealized holding gains	—	—	—
Less: amortization recognized in income	(86)	23	(63)
Net unrealized gains on HTM securities	86	(23)	63
Cash flow hedges:
Unrealized holding gains	153	(41)	112
Pension Plan:
Unrealized net actuarial gain	486	(132)	354
Less: amortization of unrecognized loss	(300)	82	(218)
Less: amortization of prior service costs	(2)	—	(2)
Net pension plan liability adjustment	788	(214)	574
SERP:
Less: amortization of unrecognized loss	(40)	11	(29)
Less: amortization of prior service costs	1	(1)	—
Net SERP liability adjustment	39	(10)	29
Other comprehensive income	$512	$(138)	$374

The following table presents the details of amounts reclassified from accumulated other comprehensive loss for the nine- and three-month periods ended September 30, 2019 and 2018:

Amounts Reclassified from	Nine Months Ended
Accumulated Other Comprehensive Loss	September 30,		Affected Line Item in the Statement
(in thousands)	2019	2018	Where Net Income is Presented
Net unrealized gains on available for sale investment securities with OTTI:
Gains on calls	$—	$145	Net gains
Accretable yield	149	160	Interest income on taxable investment securities
Taxes	(39)	(82)	Provision for income tax expense
	$110	$223	Net of tax
Net unrealized gains/(losses) on available for sale investment securities - all others:
Gains/(losses) on sales	$1	$(29)	Net gains
Taxes	—	8	Provision for income tax expense
	$1	$(21)	Net of tax
Net unrealized losses on held to maturity securities:
Amortization	$(243)	$(200)	Interest income on taxable investment securities
Taxes	65	54	Provision for income tax expense
	$(178)	$(146)	Net of tax
Net pension plan liability adjustment:
Amortization of unrecognized loss	$(807)	$(900)	Other Expense
Amortization of prior service costs	—	(6)	Salaries and employee benefits
Taxes	219	246	Provision for income tax expense
	$(588)	$(660)	Net of tax
Net SERP liability adjustment:
Amortization of unrecognized loss	$(87)	$(121)	Other Expense
Amortization of prior service costs	2	2	Salaries and employee benefits
Taxes	23	32	Provision for income tax expense
	$(62)	$(87)	Net of tax
Total reclassifications for the period	$(717)	$(691)	Net of tax

Amounts Reclassified from	Three Months Ended
Accumulated Other Comprehensive Loss	September 30,		Affected Line Item in the Statement
(in thousands)	2019	2018	Where Net Income is Presented
Net unrealized gains on available for sale investment securities with OTTI:
Accretable Yield	$50	$53	Interest income on taxable investment securities
Taxes	(13)	(14)	Provision for Income Tax Expense
	$37	$39	Net of tax
Net unrealized gains/(losses) on available for sale investment securities - all others:
Gains/(losses) on sales	$1	$(10)	Net gains
Taxes	—	3	Provision for Income Tax Expense
	$1	$(7)	Net of tax
Net unrealized losses on held to maturity securities:
Amortization	$(82)	$(86)	Interest income on taxable investment securities
Taxes	22	23	Provision for Income Tax Expense
	$(60)	$(63)	Net of tax
Net pension plan liability adjustment:
Amortization of unrecognized loss	$(269)	$(300)	Salaries and employee benefits
Amortization of prior service costs	—	(2)	Salaries and employee benefits
Taxes	73	82	Provision for Income Tax Expense
	$(196)	$(220)	Net of tax
Net SERP liability adjustment:
Amortization of unrecognized loss	$(29)	$(40)	Salaries and employee benefits
Amortization of prior service costs	1	1	Salaries and employee benefits
Taxes	8	10	Provision for Income Tax Expense
	$(20)	$(29)	Net of tax
Total reclassifications for the period	$(238)	$(280)	Net of tax

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

(in thousands)	September 30, 2019
Lease Right-of Use Assets
Operating lease right-of-use assets	$2,731
Lease Liabilities
Operating lease liabilities	$3,312

In calculating the present value of the lease payments, the Corporation has utilized its incremental borrowing rate based on electing the original lease term to account for each lease component.

The following table presents the weighted-average lease term and discount rate for operating leases at September 30, 2019:

September 30, 2019
Weighted-average remaining lease term
Operating leases	8.86 years
Weighted-average discount rate
Operating leases	5.08%

The Corporation elected, for all classes of underlying assets, to separate lease and non-lease components.  Total operating lease expense for the nine months ended September 30, 2019 was $.4 million.  Short-term lease expense was $42 thousand for the nine months ended September 30, 2019.  Total operating lease expense for the third quarter of 2019 was $.1 million.  Short-term lease expense was $5 thousand for the third quarter of 2019.

Future minimum payments for operating leases with initial or remaining terms of one year or more at September 30, 2019 were as follows:

(in thousands)	Operating Leases
2019 (remainder of year)	$115
2020	467
2021	485
2022	492
2023	426
Thereafter	2,176
Total future minimum lease payments	4,161
Amounts representing interest	(849)
Present value of net future minimum lease payments	$3,312

Note 10 – Borrowed Funds

The following is a summary of short-term borrowings with original maturities of less than one year:

(Dollars in thousands)	Nine Months Ended September 30, 2019	Year Ended December 31, 2018
Short-term Correspondent Bank Advance:
Overnight borrowings, weighted average interest rate of 2.70% at December 31, 2018	$—	$40,000
Securities sold under agreements to repurchase:
Outstanding at end of period	$50,345	$37,707
Weighted average interest rate at end of period	0.21%	0.24%
Maximum amount outstanding as of any month end	$50,345	$55,648
Average amount outstanding	$37,451	$44,045
Approximate weighted average rate during the period	0.29%	0.20%

At September 30, 2019, the repurchase agreements were secured by $58.4 million in investment securities issued by government related agencies.  A minimum of 102% of fair value is pledged against account balances.

At September 30, 2019, the long-term FHLB advances were secured by $209.7 million in loans.

Note 11 – Employee Benefit Plans

The following tables present the components of the net periodic pension plan cost for First United Corporation’s noncontributory Defined Benefit Pension Plan (the “Pension Plan”) and the Bank’s Defined Benefit Supplemental Executive Retirement Plan (“Defined Benefit SERP”) for the periods indicated:

Pension	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Service cost	$199	$243	$66	$81
Interest cost	1,311	1,190	437	397
Expected return on assets	(2,292)	(2,430)	(764)	(810)
Amortization of net actuarial loss	807	900	269	300
Amortization of prior service cost	—	6	—	2
Net pension expense/(credit) included in employee benefits and other expense	$25	$(91)	$8	$(30)

Defined Benefit SERP	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Service cost	$71	$84	$24	$28
Interest cost	247	226	82	76
Amortization of recognized loss	87	121	29	40
Amortization of prior service cost	(2)	(2)	(1)	(1)
Net Defined Benefit SERP expense included in employee benefits and other expense	$403	$429	$134	$143

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

The Corporation will assess the need for future annual contributions to the pension plan based upon its funded status and an evaluation of the future benefits to be provided thereunder.  A contribution of $2.0 million was made to the Pension Plan during the first nine months of 2019.  The Corporation expects to fund the annual projected benefit payments for the Defined Benefit SERP from operations.

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

In January 2017, the Board of Directors approved discretionary contributions to four participants totaling $112,780.  The contributions had a two-year vesting period that ended on December 31, 2018.  In January 2018, the Board approved discretionary contributions to four participants totaling $119,252.  The contributions have a two-year vesting period.   The Corporation recorded $44,719 of the related compensation for the first nine months of 2019 and 2018.  The Corporation recorded $14,906 of the related compensation for the third quarters of 2019 and 2018. In January 2019, the Board of Directors of First United Corporation approved discretionary contributions to four participants totaling $123,179.  The contributions also have a two-year vesting period.  The Corporation recorded $56,364 of related compensation expense for the first nine months of 2019.  The Corporation recorded $18,788 of related compensation for the third quarter of 2019.

In September 2019, the Corporation introduced a Voluntary Separation Program (“VSP”) which was available to all associates, excluding executive management.  Approximately thirty associates signed separation agreements with separation dates occurring throughout the fourth quarter of 2019. It is projected that $.2 million of severance expense, offset by salaries and benefit savings of $.1 million will be realized in the fourth quarter of 2019. We expect the annual salaries and benefit cost savings, beginning in 2020, will be approximately $1.4 million taking into consideration savings from the VSP offset by the introduction of executive equity compensation plans.

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

Stock-based awards were made to non-employee directors in May 2019 pursuant to First United Corporation’s director compensation policy.  Each director receives an annual retainer of 1,000 shares of First United Corporation common stock, plus $10,000 to be paid, at the director’s election, in cash or additional shares of common stock.  In 2019, a total of 14,641 fully-vested shares of common stock were issued to directors, which had a grant date fair market value of $18.30 per share.  Director stock compensation expense was $200,594 for the nine months ended September 30, 2019 and $182,606 for the nine months ended September 30, 2018. Director stock compensation expense was $66,893 for the third quarter of 2019 and $66,717 for the same period of 2018.

Note 13 – Letters of Credit and Off Balance Sheet Liabilities

The Corporation does not issue any guarantees that would require liability recognition or disclosure other than the standby letters of credit issued by the Bank.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, the Bank’s letters of credit are issued with expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting these commitments.  The Bank had $9.5 million of outstanding standby letters of credit at September 30, 2019 and $3.4 million at December 31, 2018.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required by the letters of credit.  Management does not believe that the amount of the liability associated with guarantees under standby letters of credit outstanding at September 30, 2019 and December 31, 2018 is material.

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

The fair value of the interest rate swap contracts was $(383) thousand and $1.0 million at September 30, 2019 and December 31, 2018, respectively.

For the nine months ended September 30, 2019, the Corporation recorded a decrease in the value of the derivatives of $1.4 million and the related deferred tax of $387 thousand in net accumulated other comprehensive loss to reflect the effective portion of cash flow hedges.  ASC Subtopic 815-30 requires this amount to be reclassified to earnings if the hedge becomes ineffective or is terminated.  There was no hedge ineffectiveness recorded for the nine months ended September 30, 2019.  The Corporation does not expect any losses relating to these hedges to be reclassified into earnings within the next 12 months.

Interest rate swap agreements are entered into with counterparties that meet established credit standards and the Corporation believes that the credit risk inherent in these contracts is not significant as of September 30, 2019.

The table below discloses the impact of derivative financial instruments on the Corporation’s Consolidated Financial Statements for the nine- and three-months ended September 30, 2019 and 2018.

Derivative in Cash Flow Hedging Relationships
(in thousands)	Amount of gain or (loss) recognized in OCI on derivative (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion) (a)	Amount of gain or (loss) recognized in income or derivative (ineffective portion and amount excluded from effectiveness testing) (b)
Interest rate contracts:
Nine months ended:
September 30, 2019	$(1,040)	$—	$—
September 30, 2018	663	—	—
Three months ended:
September 30, 2019	$(239)	$—	$—
September 30, 2018	112	—	—

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

The following table presents the assets and liabilities subject to an enforceable master netting arrangement or repurchase agreements at September 30, 2019 and December 31, 2018.

				Gross Amounts Not Offset in the Statement of Condition
(in thousands)	Gross Amounts of Recognized (Assets)/ Liabilities	Gross Amounts Offset in the Statement of Condition	Net Amounts of (Assets)/ Liabilities Presented in the Statement of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
September 30, 2019
Interest Rate Swap Agreements	$383	$—	$383	$(383)	$—	$—
Repurchase Agreements	$50,345	$—	$50,345	$(50,345)	$—	$—
December 31, 2018
Interest Rate Swap Agreements	$(1,043)	$—	$(1,043)	$1,043	$—	$—
Repurchase Agreements	$37,707	$—	$37,707	$(37,707)	$—	$—

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  ASU 2016-13 introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments.  It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchases financial assets with credit deterioration since their origination.  The new model referred to as current expected credit losses (“CECL”) model, will apply to: (a) financial assets subject to credit losses and measured at amortized cost; and (b) certain off-balance sheet credit exposures.  This includes loans, held to maturity debt securities, loan commitments, financial guarantees and net investments in leases as well as reinsurance and trade receivables.  The estimate of expected credit losses should consider historical information, current information, and supportable forecasts, including estimates of prepayments.    ASU 2016-13 is effective for the SEC filers for annual periods beginning after December 15, 2019, and interim periods within those annual periods.  In October 2019, the FASB moved to defer the effective date of ASU No. 2016-13 for smaller reporting companies, as defined by the SEC, and other non-SEC reporting entities. The proposal would delay the effective date to fiscal years beginning after December 15, 2022, including interim periods within those fiscal periods. The FASB is expected to finalize a revised ASU in mid-November.

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

At September 30, 2019, the Corporation’s total assets were $1.4 billion, net loans were $985.3 million, and deposits were $1.1 billion.  Shareholders’ equity at September 30, 2019 was $129.3 million.

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

Goodwill and Other Intangible Assets

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles - Goodwill and Other, establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill.  The $11.0 million recorded as goodwill at September 30, 2019 is primarily related to the Bank’s 2003 acquisition of Huntington National Bank branches and is not subject to periodic amortization.

Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment testing requires that the fair value of each of the Corporation’s reporting units be compared to the carrying amount of its net assets, including goodwill.  If the estimated current fair value of the reporting unit exceeds the carrying value, no additional testing is required and an impairment loss is not recorded. Otherwise, additional testing is performed, and to the extent such additional testing results in a conclusion that the carrying value of goodwill exceeds its implied fair value, an impairment loss is recognized.

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

Other-Than-Temporary Impairment of Investment Securities

Management systematically evaluates securities for impairment on a quarterly basis.  Based upon application of accounting guidance for subsequent measurement in ASC Topic 320, Investments – Debt and Equity Securities (Section 320-10-35), management assesses whether (a) the Corporation has the intent to sell a security being evaluated and (b) it is more likely than not that the Corporation will be required to sell the security prior to the anticipated recovery of any decline in fair value.  If neither applies, then any decline in the fair value below the security’s cost that is considered an other-than-temporary decline is split into two components.  The first is the loss attributable to declining credit quality.  Credit losses are recognized in earnings as realized losses in the period in which the impairment determination is made.  The second component consists of all other losses, which are recognized in other comprehensive loss.  In estimating OTTI losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) adverse conditions specifically related to the security, an industry, or a geographic area, (3) the historic and implied volatility of the fair value of the security, (4) changes in the rating of the security by a rating agency, (5) recoveries or additional declines in fair value subsequent to the balance sheet date, (6) failure of the issuer of the security to make scheduled interest or principal payments, and (7) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future.  Management also monitors cash flow projections for securities that are considered beneficial interests under the guidance of ASC Subtopic 325-40, Investments – Other – Beneficial Interests in Securitized Financial Assets, (ASC Section 325-40-35).  This process is described more fully in the Investment Securities section of the Consolidated Balance Sheet Review.

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

SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data for the nine-month periods ended September 30, 2019 and 2018 and is qualified in its entirety by the detailed information and unaudited financial statements, including the notes thereto, included elsewhere in this quarterly report.

	As of or for the nine months ended
	September 30,
	2019	2018
Per Share Data
Basic and diluted net income per common share	$1.44	$1.17
Basic and diluted book value per common share	$18.20	$16.32
Significant Ratios
Return on Average Assets (a)	0.97%	0.84%
Return on Average Equity (a)	10.96%	9.83%
Average Equity to Average Assets	8.82%	8.54%

Note: (a) Annualized

RESULTS OF OPERATIONS

Overview

Consolidated net income was $10.2 million for the first nine months of 2019, compared to $8.3 million for the same period of 2018.  Basic and diluted net income per common share for the first nine months of 2019 were both $1.44, compared to basic and diluted net income per common share of $1.17 for the same period of 2018.  The increase in earnings was primarily due to an increase in net interest income of $1.8 million, a decrease in provision expense due to net loan loss recoveries and a decline in loan balances, and an increase of $1.3 million in other operating income, including gains, for the first nine months of 2019 when compared to the same time period of 2018.  The increase in other operating income was primarily attributable to the receipt of $2.1 million in BOLI cash proceeds, inclusive of a $1.1 million death benefit proceeds under a policy of Bank Owned Life Insurance (“BOLI”) in the third quarter.  Excluding the impact of the BOLI death benefit proceeds, basic and diluted net income per common share for the nine months ended September 30, 2019 were both $1.29.  Trust department and debit card income also slightly increased.  These changes were offset by a slight decline in service charge income, particularly non-sufficient funds (“NSF”) income and service charges on personal demand deposit accounts as a result of our continued focus on growing commercial deposits.  Other operating expenses increased $1.3 million for the first nine months of 2019 as compared to the first nine months of 2018.  Salaries and benefits increased $.3 million due to merit increases effective in April 2019 and increased life and health insurance costs related to increased claims.  These increases were partially offset by decreases in incentives, pension and 401(k) plan expenses.  FDIC premiums decreased $.1 million due to a credit received on our quarterly assessment in the third quarter.  Equipment, occupancy and data processing expenses increased $.9 million in the first nine months of 2019 when compared to the first nine months of 2018. The increase in equipment expense was primarily attributable to increased depreciation expense related to the on-going branch modernization projects as well as an increase in technology maintenance agreements.  The increase in data processing expenses was related to new services implemented in late 2018 and early 2019.  Other real estate owned (“OREO”) expenses increased $.6 million in the first nine months of 2019 due to valuation allowance write-downs on properties as a result of new appraisals.  These changes were offset by a $.4 million decrease in other miscellaneous expenses such as marketing, legal and professional, consulting, dues and licenses, contract labor, trust department expense and miscellaneous loan fees.  The net interest margin for the first nine months of 2019 and the first nine months of 2018, on a fully tax equivalent (“FTE”) basis, was 3.67% and 3.73%, respectively.

The provision for loan losses was $.7 million for the nine-month period ended September 30, 2019 and $1.2 million for the nine-month period ended September 30, 2018.  Specific allocations have been made for impaired loans where management has determined that the collateral supporting the loans is not adequate to cover the loan balance, and the qualitative factors affecting the ALL have been adjusted based on the current economic environment and the characteristics of the loan portfolio.

Net interest income increased $1.8 million during the first nine months of 2019 over the same period in 2018 due to a $4.7 million increase in interest income, offset by a $3.0 million increase in interest expense.  The increase in interest income was due to increases of $4.3 million in interest and fees on loans and $.4 million in interest income on investments and other interest income.  The increase in interest and fees on loans was due primarily to an increase in the rate earned attributable to loans repricing, new loans booked at higher rates and increased balances related to the strong loan growth in 2018.

Interest expense on our interest-bearing liabilities increased by $3.0 million during the nine months ended September 30, 2019 when compared to the same period of 2018, due primarily to increased rates on our deposit products, primarily our money market, in 2018 in response to the rising rate environment.

Total other operating income, including gains, increased $1.3 million for the first nine months of 2019 when compared to the same time period of 2018.  The primary driver of this increase was the $1.1 million in BOLI death benefit during the third quarter 2019.  Increases in trust department and debit card income were offset slightly by decreases in service charge income, brokerage commission income and a reduction in gains.

Other operating expenses increased $1.3 million for the first nine months of 2019 as compared to the first nine months of 2018.  Salaries and benefits increased $.3 million due to merit increases effective in April 2019 and increased life and health insurance costs related to increased claims.  These increases were partially offset by decreases in incentives, pension and 401(k) plan expenses.  FDIC premiums decreased $.1 million due to a credit received on our quarterly assessment in the third quarter.  Equipment, occupancy and data processing expenses increased $.9 million in the first nine months of 2019. The increase in equipment expense was primarily attributable to increased depreciation expense related to the branch modernization projects as well as an increase in technology maintenance agreements.  The increase in data processing expenses were related to new services implemented in late 2018 and early 2019.  OREO expenses increased $.6 million in the first nine months of 2019 due to valuation allowance write-downs on properties as a result of new appraisals.  These changes were offset by a $.4 million decrease in other miscellaneous expenses such as marketing, legal and professional, consulting, dues and licenses, contract labor, trust department expense and miscellaneous loan fees.

In September 2019, the Corporation introduced a Voluntary Separation Program (“VSP”) which was available to all associates, excluding executive management.  Approximately thirty associates signed separation agreements with separation dates occurring throughout the fourth quarter of 2019. It is projected that $.2 million of severance expense, offset by salaries and benefit savings of $.1 million will be realized in the fourth quarter of 2019. We expect the annual salaries and benefit cost savings, beginning in 2020, will be approximately $1.4 million taking into consideration savings from the VSP offset by the introduction of executive equity compensation plans.

Consolidated net income was $4.5 million for the third quarter of 2019, compared to $2.8 million for the same period of 2018.  Basic and diluted net income per common share for the third quarter of 2019 were both $.63, compared to basic and diluted net income per common share of $.39 for the same period of 2018. The increase in earnings was primarily attributable to the above-mentioned BOLI death benefit and the reduction of provision expense in the third quarter of 2019 as compared to the third quarter of 2018.  Excluding the impact of the BOLI death benefit proceeds, basic and diluted net income per common share for the three months ended September 30, 2019 were both $.48.  There was no provision expense in the third quarter of 2019 due to the decline in loan balances related to increased payoffs of large commercial loans and disciplined underwriting, which offset the new loan production booked during the quarter. Additionally, no qualitative adjustments were necessary due to the high credit quality of the portfolio.  Net interest income increased $.3 million for the third quarter of 2019 as compared to the third quarter of 2018.  Salaries and benefits were flat when comparing the third quarter periods due to our continued focus on efficiencies.  Other operating expenses increased due to a $.2 million increase in equipment, occupancy and data processing expenses and a $.1 million increase in OREO expenses, due primarily to valuation allowance write-downs on properties as a result of new appraisals and to lower selling prices.  The net interest margin for the third quarter of 2019 and the third quarter of 2018, on an FTE basis, was 3.62% and 3.79%, respectively.

The provision for loan losses was $(13) thousand for the third quarter of 2019 and $.5 million for the third quarter of 2018.  Specific allocations have been made for impaired loans where management has determined that the collateral supporting the loans is not adequate to cover the loan balance, and the qualitative factors affecting the ALL have been adjusted based on the current economic environment and the characteristics of the loan portfolio.  As mentioned above, there was no provision expense for the third quarter due to a decline in loan balances related to increased payoffs of large commercial loans and no qualitative adjustments due to the high credit quality of the portfolio.

Net interest income increased $.3 million during the third quarter of 2019 over the same period in 2018 due to a $1.3 million increase in interest income, offset by a $1.0 million increase in interest expense.  The increase in interest income was due to increases of $1.0 million in interest and fees on loans and $.3 million in interest income on investments and other interest income.  The increase in interest and fees on loans was due primarily to an increase in the rate earned attributable to loans repricing, new loans booked at higher rates and increased balances related to the strong loan growth in 2018.

Interest expense on our interest-bearing liabilities increased by $1.0 million during the third quarter of 2019 when compared to the same period of 2018, due primarily to increased interest expense on deposits due to the strong deposit growth as well as the increased rates as we offered product specials and increased pricing on the full relationship customer.

Total other operating income, including gains, increased $1.3 million during the third quarter of 2019 when compared to the same period of 2018.  This increase was primarily attributable to the above-mentioned receipt of BOLI death benefit proceeds.

Other operating expenses increased slightly by $.2 million for the third quarter of 2019 when compared to the third quarter of 2018. This increase was a result of a $.2 million increase in equipment, occupancy and data processing expenses and a $.1 million increase in OREO expenses due primarily to valuation allowance write-downs on properties as a result of new appraisals and lower selling prices.  Salaries and benefits were flat when comparing the third quarter periods.

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

The following table sets forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the nine-month periods ended September 30, 2019 and 2018:

	Nine Months Ended
	September 30,
	2019			2018
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Assets
Loans	$999,851	$37,255	4.98%	$932,312	$32,930	4.73%
Investment Securities:
Taxable	207,261	4,333	2.79%	216,518	4,380	2.71%
Non taxable	25,540	1,380	7.22%	18,176	1,263	9.29%
Total	232,801	5,713	3.28%	234,694	5,643	3.22%
Federal funds sold	40,977	522	1.70%	18,287	148	1.09%
Interest-bearing deposits with other banks	1,111	16	1.92%	2,091	13	0.84%
Other interest earning assets	4,511	226	6.70%	4,965	208	5.61%
Total earning assets	1,279,251	43,732	4.57%	1,192,349	38,942	4.37%
Allowance for loan losses	(11,835)			(10,414)
Non-earning assets	145,426			133,907
Total Assets	$1,412,842			$1,315,842
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$160,975	$466	0.39%	$172,620	$113	0.09%
Interest-bearing money markets	254,638	1,666	0.87%	215,077	577	0.36%
Savings deposits	161,148	225	0.19%	162,137	136	0.12%
Time deposits:
Less than $100k	106,006	1,066	1.34%	106,465	791	1.00%
$100k or more	154,457	2,377	2.06%	117,434	1,239	1.41%
Short-term borrowings	41,195	158	0.51%	54,112	253	0.63%
Long-term borrowings	100,929	2,656	3.52%	107,999	2,535	3.14%
Total interest-bearing liabilities	979,348	8,614	1.18%	935,844	5,644	0.81%
Non-interest-bearing deposits	268,637			248,609
Other liabilities	40,212			18,955
Shareholders’ Equity	124,645			112,434
Total Liabilities and Shareholders’ Equity	$1,412,842			$1,315,842
Net interest income and spread		$35,118	3.39%		$33,298	3.56%
Net interest margin			3.67%			3.73%

Note:

(1)

The above table reflects the average rates earned or paid stated on an FTE basis assuming a 21% tax rate for 2019 and 2018.  Non-GAAP interest income on a fully taxable equivalent was $649 and $592, respectively.

(2)	Net interest margin is calculated as net interest income divided by average earning assets.
(3)	The average yields on investments are based on amortized cost.

Net interest income, on an FTE basis, increased $1.8 million (5.5%) during the first nine months of 2019 over the same period in 2018 due to a $4.8 million (12.3%) increase in interest income, offset by a $3.0 million (52.6%) increase in interest expense.  The net interest margin was 3.67% for first nine months of 2019 and 3.73% for the first nine months of 2018.

Comparing the first nine months of 2019 to the same period of 2018, the increase in interest income was due to a $4.3 million increase in interest and fees on loans.  The increase in interest and fees on loans was due primarily to an increase in average balances of $67.5 million related to the strong loan growth in 2018 and an increase in the rate earned of 25 basis points attributable to loans repricing early in 2019 and new loans booked at higher rates.  Excess cash balances invested at the lower Fed Funds rate negatively impacted interest income for the nine months ended September 30, 2019 as higher cash balances were maintained due to the robust loan pipeline.

Interest expense on our interest-bearing liabilities increased by $3.0 million during the nine months ended September 30, 2019 when compared to the same period of 2018, due primarily to increased rates on our deposit products, primarily our money market, in 2018 in response to the rising rate environment.

The average balance on interest-bearing deposits increased by $63.5 million when comparing the first nine months of 2019 to the same period of 2018.  The rate paid on these deposits increased by 44 basis points during the same time due to increased rates on a special money market product in response to the rising interest rate environment early in 2019.  The rate paid on short-term borrowings decreased by 12 basis points as a result of the repayment of $40.0 million of overnight borrowings in the first quarter of 2019 at higher rates.  The average balance on long-term borrowings decreased by $7.1 million as a result of the repayment of two FHLB advances totaling $5.0 million at their maturity in January 2018 and the shift of $15.0 million of an FHLB advance from long-term to short-term borrowings at its maturity in April 2018.  It is anticipated that a  $15.0 million brokered CD will be fully repaid at its maturity in November 2019.

The following table sets forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the three-month periods ended September 30, 2019 and 2018:

	Three Months Ended
	September 30,
	2019			2018
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Assets
Loans	$985,767	$12,543	5.05%	$949,206	$11,499	4.81%
Investment Securities:
Taxable	208,418	1,416	2.70%	214,806	1,459	2.70%
Non taxable	24,575	445	7.18%	17,411	416	9.48%
Total	232,993	1,861	3.17%	232,217	1,875	3.21%
Federal funds sold	71,230	332	1.85%	9,840	8	0.33%
Interest-bearing deposits with other banks	1,103	7	2.52%	1,838	4	0.87%
Other interest earning assets	4,415	67	6.02%	4,683	73	6.19%
Total earning assets	1,295,508	14,810	4.54%	1,197,784	13,459	4.46%
Allowance for loan losses	(12,302)			(10,108)
Non-earning assets	150,789			132,834
Total Assets	$1,433,995			$1,320,510
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$160,309	$172	0.43%	$169,781	$42	0.10%
Interest-bearing money markets	256,551	581	0.90%	213,371	246	0.46%
Savings deposits	162,088	77	0.19%	162,088	46	0.12%
Time deposits:
Less than $100k	109,493	402	1.46%	104,151	268	1.02%
$100k or more	159,390	832	2.07%	118,091	470	1.58%
Short-term borrowings	37,910	27	0.28%	61,870	129	0.83%
Long-term borrowings	100,929	913	3.59%	100,929	807	3.18%
Total interest-bearing liabilities	986,670	3,004	1.21%	930,281	2,008	0.86%
Non-interest-bearing deposits	274,538			256,704
Other liabilities	43,957			18,765
Shareholders’ Equity	128,830			114,760
Total Liabilities and Shareholders’ Equity	$1,433,995			$1,320,510
Net interest income and spread		$11,806	3.33%		$11,451	3.60%
Net interest margin			3.62%			3.79%

Note:

(4)

The above table reflects the average rates earned or paid stated on an FTE basis assuming a 21% tax rate for 2019 and 2018.  Non-GAAP interest income on a fully taxable equivalent was $210 and $195, respectively.

(5)	Net interest margin is calculated as net interest income divided by average earning assets.
(6)	The average yields on investments are based on amortized cost.

Net interest income, on an FTE basis, increased $0.4 million (3.1%) during the third quarter of 2019 over the same period in 2018 due to a $1.4 million (10.0%) increase in interest income offset by a $1.0 million (49.6%) increase in interest expense.  The net interest margin for the third quarter of 2019 was 3.62%, compared to 3.79% for the third quarter of 2018.

Comparing the third quarter of 2019 to the same period of 2018, the increase in interest income was primarily due to a $1.0 million increase in interest and fees on loans.  The increase in interest and fees on loans was due primarily to an increase in average balances of $36.6 million related to the strong loan growth in 2018 and an increase in the rate earned of 24 basis points attributable to loans repricing at higher rates early in 2019 and new loans booked at higher rates. Excess cash balances related to deposit growth and loan payoffs during the third quarter negatively impacted interest income as it was invested at a lower Fed Funds rate.  Higher cash balances were maintained due to the robust loan pipeline.

Interest expense on our interest-bearing liabilities increased by $1.0 million during the third quarter of 2019 when compared to the same period of 2018, due primarily to increased interest expense on deposits due to the strong deposit growth as well as the increased rates as we offered product specials and increased pricing on the full relationship customer.

The average balance on interest-bearing deposits increased by $80.3 million when comparing the third quarter of 2019 to the same period of 2018.  The average rate paid on these deposits increased by 42 basis points during the same time due to the rising interest rate environment.  The average rate paid on short-term borrowings decreased by 55 basis points, as the strong deposit growth enabled us to fully repay all overnight borrowings.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense for our average interest-earning assets and average interest-bearing liabilities for the nine-month periods ended September 30, 2019 and 2018:

	2019 Compared to 2018
(in thousands and tax equivalent basis)	Volume	Rate	Net
Interest Income:
Loans	$2,397	$1,928	$4,325
Taxable Investments	(188)	141	(47)
Non-taxable Investments	513	(396)	117
Federal funds sold	185	189	374
Interest-bearing deposits	(6)	9	3
Other interest earning assets	(19)	37	18
Total interest income	2,882	1,908	4,790
Interest Expense:
Interest-bearing demand deposits	(8)	361	353
Interest-bearing money markets	106	983	1,089
Savings deposits	(1)	90	89
Time deposits less than $100	(3)	278	275
Time deposits $100 or more	392	746	1,138
Short-term borrowings	(62)	(33)	(95)
Long-term borrowings	(166)	287	121
Total interest expense	258	2,712	2,970
Net interest income	$2,624	$(804)	$1,820

Note:

(1)	The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense for our average interest-earning assets and average interest-bearing liabilities for the three-month periods ended September 30, 2019 and 2018:

	2019 Compared to 2018
(in thousands and tax equivalent basis)	Volume	Rate	Net
Interest Income:
Loans	$439	$605	$1,044
Taxable Investments	(43)	0	(43)
Non-taxable Investments	170	(141)	29
Federal funds sold	51	273	324
Interest-bearing deposits	(2)	5	3
Other interest earning assets	(4)	(2)	(6)
Total interest income	611	740	1,351
Interest Expense:
Interest-bearing demand deposits	(2)	132	130
Interest-bearing money markets	49	286	335
Savings deposits	0	31	31
Time deposits less than $100	14	120	134
Time deposits $100 or more	163	199	362
Short-term borrowings	(50)	(52)	(102)
Long-term borrowings	0	106	106
Total interest expense	174	822	996
Net interest income	$437	$(82)	$355

Note:

(1)	The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

The provision for loan losses was $.7 million for the nine-month period ended September 30, 2019 and $1.2 million for the nine-month period ended September 30, 2018.  For the nine months ended September 30, 2019, specific allocations of $1.9 million were made related to the movement of one large acquisition and development (“A&D”) loan totaling $7.0 million to non-accrual during the first quarter.  At December 31, 2018, it was expected that this loan would be paid off by a prospective buyer.  In the first quarter of 2019, the buyer declined to pursue the transaction and, subsequently, the Corporation entered into a forbearance agreement and placed the loan on non-accrual and established a $.7 million specific allocation.  During the second quarter of 2019, an additional specific allocation of $1.0 million was made for this loan based on the receipt of a new appraisal on the property.

The provision for loan losses was $(13) thousand for the third quarter of 2019 and $.5 million for the third quarter of 2018. There was no provision expense for the third quarter due to the decline in loan balances, continued improvement in the historical loss factors as well as no qualitative adjustments on the portfolio.

Other Operating Income

Other operating income, exclusive of gains, increased $1.4 million during the first nine months of 2019 when compared to the same period of 2018.  The increase resulted from increases in wealth management income, debit card income and the $1.1 million BOLI death benefit during the third quarter 2019.

Net gains of $84 thousand were reported in other income for the first nine months of 2019, compared to net gains of $190 thousand during the same period of 2018.

Other operating income, exclusive of gains, increased $1.2 million during the third quarter of 2019 when compared to the same period of 2018.  This increase was primarily attributable to income related to the $1.1 million BOLI death benefit during the third quarter 2019.

Net gains of $40 thousand were reported in other income for the third quarter of 2019, compared to net gains of $9 thousand during the same period of 2018.

The following table shows the major components of other operating income for the nine- and three-month periods ended September 30, 2019 and 2018, exclusive of net gains:

	Income as % of Total Other Operating Income				Income as % of Total Other Operating Income
	Nine Months Ended				Three Months Ended
	September 30,				September 30,
	2019		2018		2019		2018
Service charges on deposit accounts	$1,652	13%	$1,707	15%	$578	12%	$587	15%
Other service charges	707	6%	667	6%	274	5%	227	6%
Trust department	5,345	42%	5,010	45%	1,798	36%	1,705	45%
Debit card Income	1,955	15%	1,818	16%	679	14%	617	16%
Bank owned life insurance	1,970	16%	872	8%	1,379	27%	288	8%
Brokerage commissions	646	5%	828	7%	205	4%	277	7%
Other income	369	3%	306	3%	115	2%	96	3%
	$12,644	100%	$11,208	100%	$5,028	100%	$3,797	100%

Other Operating Expenses

Other operating expenses increased $1.3 million for the first nine months of 2019 as compared to the first nine months of 2018.  Salaries and benefits increased $.3 million due to merit increases effective in April 2019 and increased life and health insurance costs related to increased claims.  These increases were partially offset by decreases in incentives, pension and 401(k) plan expenses.  FDIC premiums decreased $.1 million due to a credit received on our quarterly assessment in the third quarter.  Equipment, occupancy and data processing expenses increased $.9 million in the first nine months of 2019. The increase in equipment expense was primarily attributable to increased depreciation expense related to the branch modernization projects as well as an increase in technology maintenance agreements.  The increase in data processing expenses were related to new services implemented in late 2018 and early 2019.  OREO expenses increased $.6 million in the first nine months of 2019 due to valuation allowance write-downs on properties as a result of new appraisals.  These changes were offset by a $.4 million decrease in other miscellaneous expenses such as marketing, legal and professional, consulting, dues and licenses, contract labor, trust department expense and miscellaneous loan fees.

In September 2019, the Corporation introduced a Voluntary Separation Program (“VSP”) which was available to all associates, excluding executive management.  Approximately thirty associates signed separation agreements with separation dates occurring throughout the fourth quarter of 2019. It is projected that $.2 million of severance expense, offset by salaries and benefit savings of $.1 million will be realized in the fourth quarter of 2019. We expect the annual salaries and benefit cost savings, beginning in 2020, will be approximately $1.4 million taking into consideration savings from the VSP offset by the introduction of executive equity compensation plans.

Other operating expenses increased slightly by $.2 million for the third quarter of 2019 when compared to the third quarter of 2018. This increase was a result of a $.2 million increase in equipment, occupancy and data processing expenses and a $.1 million increase in OREO expenses due primarily to valuation allowance write-downs on properties as a result of new appraisals and to lower selling prices.  Salaries and benefits were flat when comparing the third quarter periods.

The composition of other operating expenses for the nine- and three-month periods ended September 30, 2019 and 2018 is illustrated in the following table:

	Expense as % of Total Other Operating Expenses				Expense as % of Total Other Operating Expenses
	Nine Months Ended				Three Months Ended
	September 30,				September 30,
	2019		2018		2019		2018
Salaries and employee benefits	$18,644	56%	$18,308	56%	$6,280	56%	$6,270	56%
FDIC premiums	337	1%	474	1%	43	0%	171	2%
Equipment	2,775	8%	2,246	7%	956	8%	810	7%
Occupancy	2,112	6%	1,909	6%	694	6%	657	6%
Data processing	2,979	9%	2,844	9%	984	9%	1,001	9%
Marketing	274	1%	386	1%	110	1%	153	1%
Professional Services	776	2%	947	3%	254	2%	304	3%
Contract Labor	502	1%	522	2%	171	2%	185	2%
Line rentals	641	2%	637	2%	226	2%	207	2%
Other real estate owned	1,266	4%	682	2%	337	3%	189	2%
Other	3,371	10%	3,450	11%	1,191	11%	1,142	10%
	$33,677	100%	$32,405	100%	$11,246	100%	$11,089	100%

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

The effective tax rate for the first nine months of 2019 was 20.3%, compared to an effective tax rate of 21.2% for the first nine months of 2018.  The decrease in the effective tax rate was due to the receipt of $1.1 million in tax exempt BOLI death benefit proceeds during the third quarter of 2019.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets at September 30, 2019 remained stable at $1.4 billion, with a slight increase of $56.4 million from December 31, 2018.  During the first nine months of 2019, liquidity increased as cash and interest-bearing deposits in other banks increased $60.6 million, the investment portfolio remained flat and gross loans decreased $10.4 million.  The increase in cash was due to strong deposit growth and commercial loan payoffs received in the third quarter.  Premises and equipment increased slightly by $.5 million due to modernization of our branch network, offset by normal depreciation during the first nine months of 2019.  OREO balances decreased $1.9 million due to $1.4 million in sales of properties and $1.2 million in valuation allowance write-downs as a result of appraisals and lower selling prices, offset by additions of new properties of $.7 million.  Other assets increased by $8.4 million, primarily due to an increase in the pension asset related to the $2.0 million contribution made to the plan in the first quarter of 2019 as well as an increase in the market value of the pension assets of $4.0 million. Total liabilities increased $44.2 million.  This increase was attributable to the strong deposit growth of $69.3 million in the first nine months of 2019, offset by a decline in short-term borrowings of $27.4 million. The deposit growth during the first nine months of 2019 enabled the full repayment of the $40.0 million in overnight borrowings with correspondent banks that was on our balance sheet at December 31, 2018.  Our Treasury Management product increased $12.6 million as existing customers, particularly municipalities, grew their balances during the third quarter. Total shareholders’ equity increased $12.3 million due to the increase in retained earnings and the decline in accumulated other comprehensive loss.

Loan Portfolio

The following table presents the composition of our loan portfolio at the dates indicated:

(dollars in thousands)	September 30, 2019		December 31, 2018
Commercial real estate	$295,255	30%	$306,921	31%
Acquisition and development	113,790	11%	118,360	12%
Commercial and industrial	111,291	11%	111,466	11%
Residential mortgage	441,084	44%	436,907	43%
Consumer	35,864	4%	34,060	3%
Total Loans	$997,284	100%	$1,007,714	100%

Comparing September 30, 2019 to December 31, 2018, outstanding loans decreased by $10.4 million.   Commercial real estate (“CRE”) loans decreased $11.7 million due primarily to the payoff of approximately $27.6 million related to the loans refinancing as a result of our strict adherence to our underwriting and pricing standards during the third quarter of 2019.  A&D loans decreased by $4.6 million due to new production, offset by payoffs received in the third quarter on $9.5 million that had reached the end of the construction period and permanent financing moved to the United States Department of Agriculture (“USDA”). Commercial and industrial (“C&I”) loans remained stable as new production offset amortization and the $3.2 million payoff received in the second quarter.  Residential mortgage loans increased $4.2 million, primarily due to new loans booked in our in-house adjustable rate mortgage products as well as our 15/1 fixed rate loan special. The consumer loan portfolio increased by $1.8 million, primarily due to increased balances in our student loan portfolio during the third quarter.  Approximately 27% of the commercial loan portfolio was collateralized by real estate at both September 30, 2019 and December 31, 2018.

Risk Elements of Loan Portfolio

The following table presents the risk elements of our loan portfolio at the dates indicated.  Management is not aware of any potential problem loans other than those listed in this table or discussed below.

(dollars in thousands)	September 30, 2019	% of Applicable Portfolio	December 31, 2018	% of Applicable Portfolio
Non-accrual loans:
Commercial real estate	$1,638	0.55%	$2,141	0.70%
Acquisition and development	7,808	6.86%	147	0.10%
Commercial and industrial	27	0.02%	—	0.00%
Residential mortgage	2,234	0.51%	2,624	0.60%
Consumer	6	0.02%	10	0.00%
Total non-accrual loans	$11,713	1.17%	$4,922	0.49%
Accruing Loans Past Due 90 days or more:
Acquisition and development	—		62
Residential mortgage	10		363
Consumer	12		5
Total loans past due 90 days or more	$22		$430
Total non-accrual and accruing loans past due 90 days or more	$11,735		$5,352
Restructured Loans (TDRs):
Performing	$3,803		$4,633
Non-accrual (included above)	331		231
Total TDRs	$4,134		$4,864
Other real estate owned	$4,721		$6,598
Impaired loans without a valuation allowance	$7,138		$9,231
Impaired loans with a valuation allowance	8,867		1,344
Total impaired loans	$16,005		$10,575
Valuation allowance related to impaired loans	$1,926		$144

Performing loans considered to be impaired (including performing troubled debt restructurings, or TDRs), as defined and identified by management, amounted to $11.7 million at September 30, 2019 and $4.9 million at December 31, 2018.  Loans are identified as impaired when, based on current information and events, management determines that we will be unable to collect all amounts due according to contractual terms.  These loans consist primarily of A&D loans and CRE loans.  The increase in impaired loans with a valuation allowance at September 30, 2019 as compared to December 31, 2018 was due to the movement of a $7.0 million A&D loan to non-accrual status in the first quarter of 2019 and specific reserves of $1.9 million as previously discussed.  The fair values are generally determined based upon independent third-party appraisals of the collateral or discounted cash flows based upon the expected proceeds.  Specific allocations have been made where management believes there is insufficient collateral to repay the loan balance if liquidated and there is no secondary source of repayment available.

The following table presents the details of impaired loans that are TDRs by class at September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Performing
Commercial real estate
Non owner-occupied	2	$238	3	$356
All other CRE	1	2,295	2	2,555
Acquisition and development
1-4 family residential construction	1	297	1	230
All other A&D	1	223	1	316
Commercial and industrial	—	—	—	—
Residential mortgage
Residential mortgage – term	7	750	7	1,176
Residential mortgage – home equity	—	—	—	—
Consumer	—	—	—	—
Total performing	12	$3,803	14	$4,633
Non-accrual
Commercial real estate
Non owner-occupied	—	$—	—	$—
All other CRE	—	—	—	—
Acquisition and development
1-4 family residential construction	—	—	—	—
All other A&D	—	—	—	—
Commercial and industrial	—	—	—	—
Residential mortgage
Residential mortgage – term	2	331	2	231
Residential mortgage – home equity	—	—	—	—
Consumer	—	—	—	—
Total non-accrual	2	331	2	231
Total TDRs	14	$4,134	16	$4,864

The level of TDRs decreased $.7 million during the nine months ended September 30, 2019.  Three accruing TDRs totaling $.7 million were repaid and $.2 million in net principal payments were received in the first nine months of 2019.  This decrease was offset by one new TDR totaling $.2 million recorded during the first nine months of 2019.

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

The following table presents a summary of the activity in the ALL for the nine months ended September 30:

(dollars in thousands)	2019	2018
Balance, January 1	$11,047	$9,972
Charge-offs:
Commercial real estate	—	(889)
Acquisition and development	(29)	(98)
Commercial and industrial	(75)	(32)
Residential mortgage	(86)	(353)
Consumer	(212)	(297)
Total charge-offs	(402)	(1,669)
Recoveries:
Commercial real estate	67	60
Acquisition and development	132	290
Commercial and industrial	77	44
Residential mortgage	259	323
Consumer	122	116
Total recoveries	657	833
Net credit recoveries/(losses)	255	(836)
Provision for loan losses	669	1,187
Balance at end of period	$11,971	$10,323

Allowance for loan losses to gross loans outstanding (as %)	1.20%	1.07%
Net recoveries/charge-offs to average loans outstanding during the period, annualized (as %)	0.03%	0.12%

The ALL was $12.0 million at September 30, 2019 and $11.0 million at December 31, 2018.  The provision for loan losses was $.7 million for the first nine months of 2019 and $1.2 million for the first nine months of 2018.  Net recoveries of $.3 million were recorded for the nine months ended September 30, 2019, compared to net credit losses of $.8 million for the nine months ended September 30, 2018. The ratio of the ALL to loans outstanding was 1.20% at September 30, 2019, 1.10% at December 31, 2018 and 1.07% at September 30, 2018.

The ratio of net recoveries to average loans for the nine months ended September 30, 2019 was an annualized .03%, compared to net charge offs of .12% for the same period in 2018 and a net charge-off to average loans of .11% for the year ended December 31, 2018.  The CRE portfolio had an annualized net recovery rate of .03% as of September 30, 2019, compared to a net charge-off rate of .33% as of December 31, 2018.  The A&D loans had an annualized net recovery rate of .12% as of September 30, 2019, compared to a net recovery rate of .15% as of December 31, 2018.  The C&I portfolio had net recoveries of $2 thousand as of September 30, 2019, compared to a net recovery rate of .06% as of December 31, 2018.  The residential mortgage ratios were a net recovery rate of .05% as of September 30, 2019, compared to a net charge-off rate of .01% as of December 31, 2018, and the consumer loan ratios were net charge-off rates of .34% and .95% as of September 30, 2019 and December 31, 2018, respectively.  Our special assets team continues to aggressively collect on charged off loans.

Management believes that the ALL at September 30, 2019 is adequate to provide for probable losses inherent in our loan portfolio.  Amounts that will be recorded for the provision for loan losses in future periods will depend upon trends in the loan balances, including the composition of the loan portfolio, changes in loan quality and loss experience trends, potential recoveries on previously charged-off loans and changes in other qualitative factors.  Management also applies interest rate risk, collateral value and debt service sensitivity analyses to the Commercial real estate loan portfolio and obtains new appraisals on specific loans under defined parameters to assist in the determination of the periodic provision for loan losses.

Investment Securities

At September 30, 2019, the total amortized cost basis of the available-for-sale investment portfolio was $139.2 million, compared to a fair value of $135.1 million.  Unrealized gains and losses on securities available-for-sale are reflected in accumulated other comprehensive loss, a component of shareholders’ equity.  The amortized cost basis of the held to maturity portfolio was $96.6 million, compared to a fair value of $104.2 million.

The following table presents the composition of our securities portfolio at amortized cost and fair values at the dates indicated:

	September 30, 2019			December 31, 2018
	Amortized	Fair Value	FV as %	Amortized	Fair Value	FV as %
(dollars in thousands)	Cost	(FV)	of Total	Cost	(FV)	of Total
Securities Available-for-Sale:
U.S. government agencies	$40,000	$39,914	29%	$30,000	$29,026	21%
Commercial mortgage-backed agencies	34,475	34,853	26%	39,013	37,752	27%
Collateralized mortgage obligations	32,121	32,330	24%	36,669	35,704	26%
Obligations of state and political subdivisions	14,139	14,512	11%	20,083	19,882	15%
Collateralized debt obligations	18,415	13,467	10%	18,358	15,277	11%
Total available for sale	$139,150	$135,076	100%	$144,123	$137,641	100%
Securities Held to Maturity:
U.S. government agencies	$16,127	$16,794	16%	$16,017	$16,137	17%
Residential mortgage-backed agencies	45,197	45,522	44%	46,491	45,210	48%
Commercial mortgage-backed agencies	15,597	16,125	15%	15,821	15,828	17%
Collateralized mortgage obligations	3,468	3,519	4%	3,761	3,605	4%
Obligations of state and political subdivisions	16,215	22,213	21%	11,920	12,980	14%
Total held to maturity	$96,604	$104,173	100%	$94,010	$93,760	100%

Total investment securities available-for-sale decreased by $2.6 million since December 31, 2018.  At September 30, 2019, the securities classified as available-for-sale included a net unrealized loss of $4.1 million, which represents the difference between the fair value and amortized cost of securities in the portfolio.

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

Approximately $121.6 million of the available-for-sale portfolio was valued using Level 2 pricing and had net unrealized gains of $.9 million at September 30, 2019.  The remaining $13.5 million of the securities available-for-sale represents the entire CDO portfolio, which was valued using significant unobservable inputs (Level 3 assets).  The $4.9 million in net unrealized losses associated with this portfolio relates to 9 pooled trust preferred securities that comprise the CDO portfolio. Net unrealized losses of $3.5 million represent non-credit related OTTI charges on seven of the securities, while $1.4 million of unrealized losses relates to two securities which have had no credit related OTTI.

The following table provides a summary of the trust preferred securities in the CDO portfolio and the credit status of these securities as of September 30, 2019:

Level 3 Investment Securities Available for Sale
(Dollars in thousands)
Investment Description		First United Level 3 Investments				Security Credit Status
Deal	Class	Amortized Cost	Fair Market Value	Unrealized Gain/ (Loss)	Lower Credit Rating	Original Collateral	Deferrals/ Defaults as % of Original Collateral	Performing Collateral	Collateral Support	Collateral Support as % of Performing Collateral	Number of Performing Issuers/ Total Issuers
Preferred Term Security XVIII*	C	1,907	1,199	(708)	C	676,565	15.07%	291,560	15,271	5.24%	41 / 57
Preferred Term Security XVIII	C	2,736	1,799	(937)	C	676,565	15.07%	291,560	15,271	5.24%	41 / 57
Preferred Term Security XIX*	C	1,820	1,463	(357)	C	700,535	5.76%	469,962	29,610	6.30%	51 / 56
Preferred Term Security XIX*	C	1,084	878	(206)	C	700,535	5.76%	469,962	29,610	6.30%	51 / 56
Preferred Term Security XIX*	C	2,503	2,048	(455)	C	700,535	5.76%	469,962	29,610	6.30%	51 / 56
Preferred Term Security XIX*	C	1,086	878	(208)	C	700,535	5.76%	469,962	29,610	6.30%	51 / 56
Preferred Term Security XXII*	C-1	1,557	1,170	(387)	C	1,386,600	10.52%	679,548	65,774	9.68%	60 / 74
Preferred Term Security XXII*	C-1	3,892	2,925	(967)	C	1,386,600	10.52%	679,548	65,774	9.68%	60 / 74
Preferred Term Security XXIII	C-1	1,830	1,107	(723)	C	1,467,000	14.79%	720,108	64,004	8.89%	76 / 90

Total Level 3 Securities Available for Sale		18,415	13,467	(4,948)

The terms of the debentures underlying trust preferred securities allow the issuer of the debentures to defer interest payments for up to 20 quarters, and, in such case, the terms of the related trust preferred securities allow their issuers to defer dividend payments for up to 20 quarters.  Some of the issuers of the trust preferred securities in our investment portfolio have defaulted and/or deferred payments ranging from 5.76% to 15.07% of the total collateral balances underlying the securities.  The securities were designed to include structural features that provide investors with credit enhancement or support to provide default protection by subordinated tranches.  These features include over-collateralization of the notes or subordination, excess interest or spread which will redirect funds in situations where collateral is insufficient, and a specified order of principal payments.  There are securities in our portfolio that are under-collateralized, which does represent additional stress on our tranche.  However, in these cases, the terms of the securities require excess interest to be redirected from subordinate tranches as credit support, which provides additional support to our investment.

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

The market for these securities as of September 30, 2019 is not active and markets for similar securities are also not active.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels.  The new issue market is also inactive, as no new CDOs have been issued since 2007.  There are currently very few market participants who are willing to effect transactions in these securities.  The market values for these securities, or any securities other than those issued or guaranteed by the U.S. Department of the Treasury (the “Treasury”), are very depressed relative to historical levels.  Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue.  Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (a) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at September 30, 2019, (b) an income valuation approach technique (i.e. present value) that maximizes the use of relevant unobservable inputs and minimizes the use of observable inputs will be equally or more representative of fair value than a market approach, and (c) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management relies on an independent third party to prepare both the evaluations of OTTI and the fair value determinations for the CDO portfolio.  Management does not believe that there were any material differences in the OTTI evaluations and pricing between December 31, 2018 and September 30, 2019.

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

Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that no securities had credit-related OTTI during the first nine months of 2019.

Deposits

The following table presents the composition of our deposits at the dates indicated:

(dollars in thousands)	September 30, 2019		December 31, 2018
Non-interest bearing demand deposits:
Retail	$283,067	25%	$262,250	25%
Interest-bearing deposits:
Demand	159,236	14%	163,334	15%
Money Market:
Retail	262,014	23%	234,038	22%
Savings deposits	160,656	14%	156,236	15%
Time deposits less than $100,000:
Retail	98,049	9%	99,088	9%
Time deposits $100,000 or more:
Retail	148,765	13%	127,581	12%
Brokered	25,000	2%	25,000	2%
Total Deposits	$1,136,787	100%	$1,067,527	100%

Total deposits increased $69.3 million during the first nine months of 2019 when compared to deposits at December 31, 2018.  During the first nine months of 2019, non-interest bearing deposits increased $20.8 million. This growth was driven by both our retail market and our commercial market, as we continue to grow existing relationships as well as engage new relationships. Traditional savings accounts increased $4.4 million as our Prime Saver product continues to be the savings product of choice.  Total demand deposits decreased $4.1 million and total money market accounts increased $28.0 million due primarily to new balances in our Value money market account introduced in late 2018.  Time deposits less than $100,000 decreased $1.0 million and time deposits greater than $100,000 increased $21.2 million.  Growth in time deposits greater than $100,000 was related to new deposits for a local municipality as well as new deposits in CDARs for a local hospital.  In the fourth quarter of 2018, two short-term brokered CDs were purchased to shift $25.0 million of overnight borrowings as a tool to lock in pricing prior to future rate increases by the Federal Reserve and manage interest rate risk.  These brokered CDs have maturities of less than 18 months.  It is anticipated that a  $15.0 million brokered CD will be fully repaid in November 2019 at maturity.

Borrowed Funds

The following table presents the composition of our borrowings at the dates indicated:

(in thousands)	September 30, 2019	December 31, 2018
Fed Funds Purchased	$—	$40,000
Securities sold under agreements to repurchase	50,345	37,707
Total short-term borrowings	$50,345	$77,707
FHLB advances	$70,000	$70,000
Junior subordinated debt	30,929	30,929
Total long-term borrowings	$100,929	$100,929

Total short-term borrowings decreased by $27.4 million during the first nine months of 2019.  This decrease was due to a decrease in overnight borrowings of $40.0 million due to the strong deposit growth to repay the borrowings, partially offset by an increase in the Treasury Management product related to deposits of municipalities.  Long-term borrowings remained constant during the first nine months of 2019.

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

At September 30, 2019,  we were asset sensitive.

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

Based on the simulation analysis performed at September 30, 2019 and December 31, 2018, management estimated the following changes in net interest income, assuming the indicated rate changes:

(Dollars in thousands)	September 30, 2019	December 31, 2018
+400 basis points	$3,002	$(1,939)
+300 basis points	$2,484	$(1,284)
+200 basis points	$1,782	$(652)
+100 basis points	$970	$(163)
-100 basis points	$(2,425)	$(4,007)

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

Capital Resources

We require capital to fund loans, satisfy our obligations under the Bank’s letters of credit, meet the deposit withdrawal demands of the Bank’s customers, and satisfy our other monetary obligations.  To the extent that deposits are not adequate to fund our capital requirements, we can rely on the funding sources identified above under the heading “Liquidity Management”.  At September 30, 2019, the Bank had $115.0 million available through unsecured lines of credit with correspondent banks, $2.1 million available through a secured line of credit with the Fed Discount Window and approximately $139.7 million available through the FHLB.  Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our ability to meet our future capital requirements.

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

The Basel III capital rules include new risk-based capital and leverage ratios, which will be phased in from 2015 to 2019, and which refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Corporation under the final rules are: (a) a new common equity Tier 1 capital ratio of 4.5%; (b) a Tier 1 capital ratio of 6% (increased from 4%); (c) a total capital ratio of 8% (unchanged from current rules); and (d) a Tier 1 leverage ratio of 4% for all institutions. The final rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital. The capital conservation buffer will be phased-in over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: (1) a common equity Tier 1 capital ratio of 7.0%, (2) a Tier 1 capital ratio of 8.5%; and (3) a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

The following table presents our capital ratios as of the dates indicated:

	September 30, 2019	December 31, 2018	Required for Capital Adequacy Purposes	Required to be Well Capitalized
Total Capital (to risk-weighted assets)
Consolidated	16.95%	15.91%	8.00%	10.00%
First United Bank & Trust	16.25%	15.43%	8.00%	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated	15.82%	14.87%	6.00%	8.00%
First United Bank & Trust	15.08%	14.35%	6.00%	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated	13.32%	12.45%	4.50%	6.50%
First United Bank & Trust	15.08%	14.35%	4.50%	6.50%
Tier 1 Capital (to average assets)
Consolidated	11.68%	11.47%	4.00%	5.00%
First United Bank & Trust	10.91%	10.70%	4.00%	5.00%

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Contractual Obligations

The Corporation enters into contractual obligations in the normal course of business.  Among these obligations are FHLB advances and junior subordinated debentures, operating lease agreements for banking and subsidiaries’ offices and for data processing and telecommunications equipment.  Comparing September 30, 2019 to December 31, 2018, short-term borrowings decreased $27.4 million, primarily due to the full repayment of overnight borrowings that were included in the December 31, 2018 balances.

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

Commitments to extend credit in the form of consumer, commercial and business at the dates indicated were as follows:

(in thousands)	September 30, 2019	December 31, 2018
Residential Mortgage - home equity	$53,742	$49,294
Residential Mortgage - construction	5,529	6,790
Commercial	66,615	63,668
Consumer - personal credit lines	3,971	3,847
Standby letters of credit	9,486	3,391
Total	$139,343	$126,990

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

An evaluation of the effectiveness of these disclosure controls as of September 30, 2019 was carried out under the supervision and with the participation of management, including the PEO and the PFO.  Based on that evaluation, management, including the PEO and the PFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the quarter ended September 30, 2019, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FIRST UNITED CORPORATION

Date: November 7, 2019	/s/ Carissa L. Rodeheaver
Carissa L. Rodeheaver, CPA, CFP
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2019	/s/ Tonya K. Sturm
Tonya K. Sturm, Senior Vice President,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)