Form 10-K
period 2019-12-31
FIRST UNITED CORP/MD/
filed 2020-03-13
CIK 763907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

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

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “accelerated filer”, “large accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act). :

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☑

The aggregate market value of the registrant’s outstanding voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $129,336,923.

The number of shares of the registrant’s common stock outstanding as of February 29, 2020:  7,112,189.

Documents Incorporated by Reference

None

First United Corporation

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

At December 31, 2019, we had total assets of $1.4 billion, net loans of $1.0 billion, and deposits of $1.1 billion.  Shareholders’ equity at December 31, 2019 was $125.9 million.

The Corporation maintains an Internet website at www.mybank.com on which it makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC.

Banking Products and Services

The Bank operates 25 banking offices, one customer care center and 32 Automated Teller Machines (“ATMs”) in Allegany County, Frederick County, Garrett County, and Washington County in Maryland, and in Mineral County, Berkeley County, Monongalia County and Harrison County in West Virginia.  The Bank is an independent community bank providing a complete range of retail and commercial banking services to businesses and individuals in its market areas.  Services offered are essentially the same as those offered by the regional institutions that compete with the Bank and include checking, savings, money market deposit accounts, and certificates of deposit, business loans, personal loans, mortgage loans, lines of credit, and consumer-oriented retirement accounts including individual retirement accounts (“IRAs”) and employee benefit accounts. In addition, the Bank provides full brokerage services through a networking arrangement with Cetera Investment Services, LLC., a full-service broker-dealer.  The Bank also provides safe deposit and night depository facilities, insurance products and trust services.  The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”).

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

At December 31, 2019 and 2018, the total market value of assets under the supervision of the Bank’s Trust Department was approximately $902.2 million and $810.0 million, respectively.  Trust Department revenues for these years may be found in the Consolidated Statements of Income under the heading “Other operating income”, which is contained in Item 8 of Part II of this annual report.

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

The following table sets forth deposit data for the Maryland and West Virginia Counties in which the Bank maintains offices as of June 30, 2019, the most recent date for which comparative information is available.

	Offices	Deposits	Market
	(in Market)	(in thousands)	Share
Allegany County, Maryland:
Branch Banking and Trust Company	6	$270,973	39.82%
Manufacturers & Traders Trust Company	5	175,028	25.72%
First United Bank & Trust	3	156,452	22.99%
Standard Bank, PaSB	2	78,090	11.47%
Source: FDIC Deposit Market Share Report

Frederick County, Maryland:
PNC Bank NA	15	$1,302,885	25.81%
Branch Banking & Trust Co.	10	806,671	15.98%
Bank Of America NA	5	554,221	10.98%
Frederick County Bank	5	385,455	7.64%
Manufacturers & Traders Trust Company	6	321,484	6.37%
Capital One NA	2	309,171	6.12%
Woodsboro Bank	7	234,591	4.65%
Middletown Valley Bank	4	220,455	4.37%
Sandy Spring Bank	4	210,466	4.17%
SunTrust Bank	2	205,751	4.08%
First United Bank & Trust	4	176,174	3.49%
Revere Bank	1	146,505	2.90%
Wells Fargo Bank NA	1	86,164	1.71%
The Columbia Bank	2	50,736	1.01%
Old Line Bank	2	35,513	0.70%
Woodforest National Bank	1	1,702	0.03%
Source: FDIC Deposit Market Share Report

Garrett County, Maryland:
First United Bank & Trust	5	$373,529	61.85%
Manufacturers & Traders Trust Company	2	86,389	14.30%
Branch Banking and Trust Company	2	65,632	10.87%
Clear Mountain Bank	1	53,138	8.80%
Somerset Trust Company	1	19,256	3.19%
Miners & Merchants Bank	1	5,987	0.99%
Source: FDIC Deposit Market Share Report

Washington County, Maryland:
Branch Banking & Trust Company	8	$598,407	25.41%
Fulton Financial Corp	9	506,424	21.50%
Manufacturers & Traders Trust Company	10	452,123	19.20%
PNC Bank NA	3	265,924	11.29%
Middletown Valley Bank	3	203,490	8.64%
First United Bank & Trust	4	99,593	4.23%
CNB Bank, Inc.	4	90,453	3.84%
United Bank	2	67,581	2.87%
Orrstown Bank	1	37,792	1.60%
Potomac Bancshares Inc	1	20,203	0.86%
Jefferson Security Bank	1	7,875	0.33%
Ameriserv Financial Bank	1	5,398	0.23%
Source: FDIC Deposit Market Share Report

Berkeley County, West Virginia:
Branch Banking & Trust Company	5	$363,788	26.49%
United Bank	4	271,572	19.77%
City National Bank of West Virginia	4	181,794	13.24%
MVB Bank Inc.	3	149,960	10.92%
First United Bank & Trust	3	129,971	9.46%
Jefferson Security Bank	2	92,272	6.72%
CNB Bank, Inc.	3	84,089	6.12%
Bank of Charles Town	2	81,282	5.92%
Summit Community Bank	1	17,026	1.24%
Woodforest National Bank	1	1,652	0.12%
Source: FDIC Deposit Market Share Report

Harrison County, West Virginia:
Branch Banking and Trust Company	3	$268,553	18.09%
MVB Bank, Inc	2	253,874	17.10%
The Huntington National Bank	3	240,754	16.22%
WesBanco Bank, Inc.	6	238,726	16.08%
JP Morgan Chase Bank, NA	1	187,457	12.63%
Harrison County Bank	4	100,792	6.79%
City National Bank of West Virginia	2	49,581	3.34%
Tri-County Bancorp Inc	2	43,962	2.96%
Premier Bank, Inc.	1	29,396	1.98%
BC Bank, Inc.	1	14,758	0.99%
Cornerstone Bank, Inc	1	14,603	0.98%
United Bank	1	14,060	0.95%
Freedom Bank, Inc	1	12,324	0.83%
Clear Mountain Bank	1	12,204	0.82%
First United Bank & Trust	1	3,406	0.23%
Source: FDIC Deposit Market Share Report

Mineral County, West Virginia:
First United Bank & Trust	2	$88,512	35.93%
Branch Banking & Trust Company	1	64,329	26.11%
Manufacturers & Traders Trust Company	2	53,279	21.63%
Grant County Bank	1	30,943	12.56%
FNB Bank, Inc.	1	9,274	3.76%
Source: FDIC Deposit Market Share Report

Monongalia County, West Virginia:
United Bank	6	$822,783	31.16%
Huntington National Bank	7	476,738	18.06%
Branch Banking & Trust Company	4	434,769	16.47%
MVB Bank, Inc.	3	247,215	9.36%
Clear Mountain Bank	6	237,234	8.99%
Wesbanco Bank, Inc.	3	158,782	6.01%
PNC Bank NA	3	105,128	3.98%
First United Bank & Trust	3	98,976	3.75%
First Exchange Bank	1	29,409	1.11%
Citizens Bank of Morgantown, Inc.	1	26,312	1.00%
City National Bank of West Virginia	1	2,816	0.11%
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

Capital Requirements

We require capital to fund loans, satisfy our obligations under the Bank’s letters of credit, meet the deposit withdrawal demands of the Bank’s customers, and satisfy our other monetary obligations.  To the extent that deposits are not adequate to fund our capital requirements, we can rely on the funding sources identified below under the heading “Liquidity Management”.  At December 31, 2019, the Bank had $115.0 million available through unsecured lines of credit with correspondent banks, $2.1 million available through a secured line of credit with the Fed Discount Window and approximately $143.7 million available through the Federal Home Loan Bank of Atlanta (“FHLB”).  Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our ability to meet our future capital requirements.

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

The Basel III capital rules include new risk-based capital and leverage ratios that were phased in between 2015 to 2019, and these rules also refine the definition of what constitutes “capital” for purposes of calculating those ratios. The minimum capital level requirements applicable to the Corporation under the final rules are: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4% for all institutions. The final rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital. The capital conservation buffer was phased in over four years beginning on January 1, 2016.  The maximum buffer was 1.25% of risk-weighted assets for 2017, 1.875% of risk-weighted assets for 2018, and 2.5% of risk-weighted assets for and after 2019. These changes resulted in the following minimum ratios beginning in 2019: (a) a common equity Tier 1 capital ratio of 7.0%, (b) a Tier 1 capital ratio of 8.5% and (c) a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

The Basel III capital rules revised the prompt corrective action framework, which is designed to place restrictions on insured depository institutions if their capital levels begin to show signs of weakness. These revisions were effective January 1, 2015. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are required to meet the following capital level requirements in order to qualify as “well capitalized”: (i) a new common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8%; (iii) a total capital ratio of 10%; and (iv) a Tier 1 leverage ratio of 5%.

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

At December 31, 2019, we were in compliance with the applicable requirements.

In July 2019, the federal banking agencies adopted a final rule that simplifies compliance with certain aspects of the capital rules.  A majority of the simplifications apply solely to banking organizations that are not subject to the advanced approaches capital rule.  The rule simplified the application of regulatory capital treatment for mortgage servicing assets, certain deferred tax assets arising from temporary differences, investments in the capital of unconsolidated financial institutions, and capital issued by a consolidated subsidiary of a banking organization and held by third parties (minority interest).  In addition, the rule revised the treatment of certain acquisition, development, or construction exposures.

Additional information about our capital ratios is contained in “Consolidated Balance Sheet Review” section of Item 7 of Part II of this annual report under the heading “Capital Resources”.

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

At December 31, 2019, the Bank and the Corporation were “well capitalized” based on the aforementioned ratios.

Liquidity Requirements

Historically, the regulation and monitoring of bank liquidity has been addressed as a supervisory matter, without required formulaic measures. The Basel III liquidity framework requires banks to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward would be required by regulation. One test, referred to as the liquidity coverage ratio, is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio, is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will incent banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source.

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

On September 30, 2018, the Deposit Insurance Fund Reserve Ratio reached 1.36 percent.  As a result, small banks will receive assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from 1.15 percent to 1.35 percent, to be applied when the reserve ratio is at least 1.38 percent.  In 2019, the Bank received $.3 million in assessment credits and expects to receive final credits of approximately $.1 million by May 2020.

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

Mortgage Lending and Servicing

The Bank’s mortgage lending and servicing activities are subject to various laws and regulations that are enforced by the federal banking regulators and the CFPB, such as the Truth in Lending Act, the Real Estate Settlement Procedures Act, and various rules adopted thereunder, including those relating to consumer disclosures, appraisal requirements, mortgage originator compensation, prohibitions on mandatory arbitration provisions under certain circumstances, and the obligation to credit payments and provide payoff statements within certain time periods and provide certain notices prior to interest rate and payment adjustments.

The Bank is required to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms.  Qualified mortgages that that are not “higher-priced” are afforded a safe harbor presumption of compliance with the ability to repay rules, while qualified mortgages that are “higher-priced” garner a rebuttable presumption of compliance with the ability to repay rules.  In general, a “qualified mortgage” is a mortgage loan without negative amortization, interest-only payments, balloon payments, or a term exceeding 30 years, where the lender determines that the borrower has the ability to repay, and where the borrower’s points and fees do not exceed 3% of the total loan amount.  “Higher-priced” mortgages must have escrow accounts for taxes and insurance and similar recurring expenses.

On November 20, 2013, the CFPB issued a final rule on integrated mortgage disclosures under the Truth-in-Lending Act and the Real Estate Settlement Procedures Act, for which compliance was required by October 3, 2015.  At December 31, 2019, we believe that we are in compliance.

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

EMPLOYEES

At December 31, 2019, we employed 319 individuals, of whom 285 were full-time employees.

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

The outbreak of the recent coronavirus (“COVID-19”), or an outbreak of another highly infectious or contagious disease, could adversely affect the Corporation’s business, financial condition and results of operations.

The Corporation’s business is dependent upon the willingness and ability of its customers to conduct banking and other financial transactions. The spread of a highly infectious or contagious disease, such as COVID-19, could cause severe disruptions in the U.S. economy, which could in turn disrupt the business, activities, and operations of the Corporation’s customers, as well the business and operations of the Corporation. Moreover, since the beginning of January 2020, the coronavirus outbreak has caused significant disruption in the financial markets both globally and in the United States. The spread of COVID-19, or an outbreak of another highly infectious or contagious disease, may result in a significant decrease in business and/or cause the Corporation’s customers to be unable to meet existing payment or other obligations to the Corporation, particularly in the event of a spread of COVID-19 or an outbreak of an infectious disease in the Corporation’s market area. A spread of COVID-19, or an outbreak of another contagious disease, could also negatively impact the availability of key personnel of the Corporation necessary to conduct the business of the Corporation. Such a spread or outbreak could also negatively impact the business and operations of third-party service providers who perform critical services for the Corporation’s business. If COVID-19, or another highly infectious or contagious disease, spreads or the response to contain COVID-19 is unsuccessful, the Corporation could experience a material adverse effect on its business, financial condition, and results of operations.

The majority of our business is concentrated in Maryland and West Virginia, much of which involves real estate lending, so a decline in the real estate and credit markets could materially and adversely impact our financial condition and results of operations.

Most of the Bank’s loans are made to borrowers located in Western Maryland and Northeastern West Virginia, and many of these loans, including construction and land development loans, are secured by real estate.  At December 31, 2019, approximately 12%, or $117.9 million, of our total loans were real estate acquisition, construction and development loans that were secured by real estate.  Accordingly, a decline in local economic conditions would likely have an adverse impact on our financial condition and results of operations, and the impact on us would likely be greater than the impact felt by larger financial institutions whose loan portfolios are geographically diverse.  We cannot guarantee that any risk management practices we implement to address our geographic and loan concentrations will be effective to prevent losses relating to our loan portfolio.

The Bank’s concentrations of commercial real estate loans could subject it to increased regulatory scrutiny and directives, which could force us to preserve or raise capital and/or limit future commercial lending activities.

The federal banking regulators believe that institutions that have particularly high concentrations of CRE loans within their lending portfolios face a heightened risk of financial difficulties in the event of adverse changes in the economy and CRE markets.  Accordingly, through published guidance, these regulators have directed institutions whose concentrations exceed certain percentages of capital to implement heightened risk management practices appropriate to their concentration risk.  The guidance provides that banking regulators may require such institutions to reduce their concentrations and/or maintain higher capital ratios than institutions with lower concentrations in CRE.  At December 31, 2019, our CRE concentrations were below the heightened risk management thresholds set forth in this guidance.

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

The FASB has adopted a new accounting standard that was originally effective for the Corporation and the Bank beginning with our first full fiscal year after December 15, 2019. In November 2019, the FASB approved a delay of the required implementation date of ASU No. 2016-13 for smaller reporting companies, as defined by the SEC, and other non-SEC reporting entities, including the Corporation, resulting in a required implementation date for the Corporation of January 1, 2023.  This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses.  This standard will change the current method of providing allowances for loan losses that are probable, which would likely require us to increase our allowance for loan losses, and to greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses. Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations.

The market value of our investments could decline.

At December 31, 2019, investment securities in our investment portfolio having a cost basis of $135.0 million and a market value of $131.3 million were classified as available-for-sale pursuant to FASB Accounting Standards Codification (“ASC”) Topic 320, Investments – Debt and Equity Securities, relating to accounting for investments.  Topic 320 requires that unrealized gains and losses in the estimated value of the available-for-sale portfolio be “marked to market” and reflected as a separate item in shareholders’ equity (net of tax) as accumulated other comprehensive loss.  There can be no assurance that future market performance of our investment portfolio will enable us to realize income from sales of securities.  Shareholders’ equity will continue to reflect the unrealized gains and losses (net of tax) of these investments.  Moreover, there can be no assurance that the market value of our investment portfolio will not decline, causing a corresponding decline in shareholders’ equity.

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

Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount.  A decline in the price of the Corporation’s common stock or occurrence of a triggering event following any of our quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period which was not reflected in such earnings release.  In the event that we conclude that all or a portion of our goodwill may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings.  Such a charge would have no impact on tangible capital.  At December 31, 2019, we had recorded goodwill of $11.0 million, representing approximately 8.7% of shareholders’ equity.  See the discussion under the heading “Estimates and Critical Accounting Policies – Goodwill” in Item 7 of Part II of this annual report for further information.

At December 31, 2019, our net deferred tax assets were valued at $7.4 million.  Included in that total is $2.6 million of state net operating loss carryforwards associated with separate company tax filings of the Corporation, which we do not expect to use and, thus, we have established a $2.6 million valuation allowance.  The federal net operating loss (“NOL”) carryforward was fully utilized in 2018.  A deferred tax asset is reduced by a valuation allowance if, based on the weight of the evidence available, both negative and positive, including the recent trend of quarterly earnings, management believes that it is more likely than not that some portion or all of the total deferred tax asset will not be realized.  Moreover, our ability to utilize our net operating loss carryforwards to offset future taxable income may be significantly limited if we experience an “ownership change,” as determined under Section 382 of the Code. If an ownership change were to occur, the limitations imposed by Section 382 of the Code could result in a portion of our net operating loss carryforwards expiring unused, thereby impairing their value. Section 382’s provisions are complex, and we cannot predict any circumstances surrounding the future ownership of the common stock.  Accordingly, we cannot provide any assurance that we will not experience an ownership change in the future.

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

The CFPB has broad rulemaking authority to administer and carry out the provisions of the Dodd-Frank Act with respect to financial institutions that offer covered financial products and services to consumers.  The CFPB has also been directed to adopt rules identifying practices or acts that are unfair, deceptive or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service.  The concept of what may be considered to be an “abusive” practice is new under the law.  We have been required to dedicate significant personnel resources to address the compliance burdens imposed by the CFBP’s adoption of various rules, and the adoption of additional rules in the future would likely require us to dedicate even more resources.

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

Risks Relating to First United Corporation’s Securities

We are subject to risks from a proxy contest and/or the actions of activist shareholders.

On December 3, 2019, Driver Management Company LLC, Driver Opportunity Partners I LP, and J. Abbott R. Cooper (collectively, “Driver”), notified the Corporation of Driver’s intent to nominate three candidates for election to the Corporation’s Board of Directors at the 2020 annual meeting of shareholders.  A proxy contest or related activities on the part of Driver or other activist shareholders could adversely affect our business for a number of reasons, including, without limitation, the following:

"	Responding to proxy contests and other actions by activist stockholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees;
"

Perceived uncertainties as to our future direction may result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel, business partners, customers and others important to our success, any of which could negatively affect our business and our results of operations and financial condition; and

"

If nominees advanced by activist shareholders are elected or appointed to our Board of Directors with a specific agenda, it may adversely affect our ability to effectively and timely implement our strategic plans or to realize long-term value from our assets, and this could in turn have an adverse effect on our business and on our results of operations and financial condition.

Proxy contests may cause our stock price to experience periods of volatility.  Further, if a proxy contest results in a change in control of our Board of Directors, such an event could subject us to risks relating to certain third parties’ rights under our existing contractual obligations, which could adversely affect our business.

The shares of common stock are not insured.

The shares of the Corporation’s common stock are not deposits and are not insured against loss by the FDIC or any other governmental or private agency.

The common stock is not heavily traded.

The Corporation’s common stock is listed on the NASDAQ Global Select Market, but shares of the common stock are not heavily traded.  Securities that are not heavily traded can be more volatile than stock trading in an active public market.  Factors such as our financial results, the introduction of new products and services by us or our competitors, various factors affecting the banking industry generally, and investor speculation as to our future plans and strategies could have a significant impact on the market price and trading volume of the shares of our common stock.  Likewise, events that are unrelated to the Corporation but that affect the equity markets generally, such as international health crises, wars, political instability and similar factors, could also have a significant impact on the market price and trading volume of the shares of common stock.  Management cannot predict the extent to which an active public market for the common stock will develop or be sustained in the future.  Accordingly, shareholders may not be able to sell their shares at the volumes, prices, or times that they desire.

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

The Corporation’s Amended and Restated Articles of Incorporation (the “Charter”) and its Amended and Restated Bylaws, as amended (the “Bylaws”), contain certain provisions designed to enhance the ability of the Corporation’s Board of Directors to deal with attempts to acquire control of the Corporation.  First, the Board of Directors is classified into three classes.  Directors of each class serve for staggered three-year periods, and no director may be removed except for cause, and then only by the affirmative vote of either a majority of the entire Board of Directors or a majority of the outstanding voting stock.  Second, the board has the authority to classify and reclassify unissued shares of stock of any class or series of stock by setting, fixing, eliminating, or altering in any one or more respects the preferences, rights, voting powers, restrictions and qualifications of, dividends on, and redemption, conversion, exchange, and other rights of, such securities.  The board could use this authority, along with its authority to authorize the issuance of securities of any class or series, to issue shares having terms favorable to management or to a person or persons affiliated with or otherwise friendly to management.  In addition, the Bylaws require any shareholder who desires to nominate a director to abide by strict notice requirements.

Maryland corporation laws include provisions that could discourage a sale or takeover of the Corporation.  The Maryland Business Combination Act generally prohibits, subject to certain limited exceptions, corporations from being involved in any “business combination” (defined as a variety of transactions, including a merger, consolidation, share exchange, asset transfer or issuance or reclassification of equity securities) with any “interested shareholder” for a period of five years following the most recent date on which the interested shareholder became an interested shareholder.  An interested shareholder is defined generally as a person who is the beneficial owner of 10% or more of the voting power of the outstanding voting stock of the corporation after the date on which the corporation had 100 or more beneficial owners of its stock or who is an affiliate or associate of the corporation and was the beneficial owner, directly or indirectly, of 10% percent or more of the voting power of the then outstanding stock of the corporation at any time within the two-year period immediately prior to the date in question and after the date on which the corporation had 100 or more beneficial owners of its stock.  The Maryland Control Share Acquisition Act applies to acquisitions of “control shares”, which, subject to certain exceptions, are shares the acquisition of which entitle the holder, directly or indirectly, to exercise or direct the exercise of the voting power of shares of stock of the corporation in the election of directors within any of the following ranges of voting power:  one-tenth or more, but less than one-third of all voting power; one-third or more, but less than a majority of all voting power or a majority or more of all voting power.  Control shares have limited voting rights.  Maryland banking laws provide that the Maryland Commissioner must approve certain acquisitions of the common stock of the Corporation and the Bank, and impose penalties on persons who effect such an acquisition without approval.

Although these provisions do not preclude a sale or takeover, they may have the effect of discouraging, delaying or deferring a sale, tender offer, or takeover attempt that a shareholder might consider in his or her best interest, including those attempts that might result in a premium over the market price for the common stock.  Such provisions will also render the removal of the Board of Directors and of management more difficult and, therefore, may serve to perpetuate current management.  These provisions could potentially adversely affect the market prices of the Corporation’s securities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The headquarters of the Corporation and the Bank occupies approximately 29,000 square feet at 19 South Second Street, Oakland, Maryland, and a 30,000 square feet operations center located at 12892 Garrett Highway, Oakland Maryland.  These premises are owned by the Corporation. The Bank owns 19 of its banking offices and leases six.  The Bank also leases one office that is used for disaster recovery purposes.  Total rent expense on the leased offices and properties was $.4 million in 2019.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of the Corporation’s common stock are listed on the NASDAQ Global Select Market under the symbol “FUNC”.  As of February 29, 2020, the Corporation had 1,263 shareholders of record.

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

Issuer Repurchases

Neither the Corporation nor any of its affiliates (as defined by Exchange Act Rule 10b-18) repurchased any shares of the Corporation’s common stock during 2019.

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

(Dollars in thousands, except for share data)	2019	2018	2017	2016	2015
Balance Sheet Data
Total Assets	$1,442,027	$1,383,760	$1,335,867	$1,317,675	$1,322,988
Net Loans	1,038,894	996,103	882,117	881,670	866,801
Investment Securities	225,284	231,651	240,102	237,169	275,792
Deposits	1,142,031	1,067,527	1,039,390	1,014,229	998,794
Long-term Borrowings	100,929	100,929	120,929	131,737	147,537
Shareholders’ Equity	125,940	117,066	108,390	113,698	120,771
Operating Data
Interest Income	$57,920	$52,294	$46,949	$45,863	$45,032
Interest Expense	11,529	8,112	7,371	8,223	9,407
Net Interest Income	46,391	44,182	39,578	37,640	35,625
Provision for Loan Losses	1,320	2,111	2,534	3,122	1,054
Other Operating Income	16,636	15,041	14,311	14,127	24,992
Net Gains	147	127	29	526	1,016
Other Operating Expense	45,389	43,808	39,170	39,107	41,115
Income Before Taxes	16,465	13,431	12,214	10,064	19,464
Income Tax expense (1)	3,336	2,764	6,945	2,783	6,473
Net Income	$13,129	$10,667	$5,269	$7,281	$12,991
Accumulated preferred stock dividends and discount accretion	—	—	(1,215)	(2,025)	(2,700)
Net income available to common shareholders	$13,129	$10,667	$4,054	$5,256	$10,291
Per Share Data
Basic and diluted net income per common share	$1.85	$1.51	$0.58	$0.84	$1.65
Dividends Paid	0.40	0.27	—	—	—
Book Value	17.71	16.52	15.34	14.95	14.51
Significant Ratios
Return on Average Assets	0.93%	0.81%	0.40%	0.55%	0.98%
Return on Average Equity	10.44%	9.39%	4.52%	6.38%	11.40%
Average Equity to Average Assets	8.86%	8.66%	8.82%	8.62%	8.69%
Dividend Payout Ratio	21.70%	17.88%	0.00%	0.00%	0.00%
Total Risk-based Capital Ratio	16.29%	15.91%	15.98%	16.71%	17.21%
Tier I Capital to Risk Weighted Assets	15.17%	14.87%	14.97%	14.76%	15.24%
Tier I Capital to Average Assets	11.77%	11.47%	11.00%	10.95%	11.64%
Common Equity Tier I to Risk Weighted Assets	12.79%	12.45%	12.54%	10.74%	9.99%

(1)	2017 includes $3,226 from tax reform impact

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto for the years ended December 31, 2019 and 2018, which are included in Item 8 of Part II of this annual report.

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

Consolidated net income was $13.1 million for the year ended December 31, 2019, compared to $10.7 million for 2018.  Basic and diluted net income per share for 2019 were both $1.85, compared to basic and diluted net income per share of $1.51 for 2018, a 23% increase. The increase in earnings was primarily due to an increase in net interest income of $2.2 million, a decrease in the provision for loan losses of $.8 million, an increase of $1.6 million in other operating income and gains, offset by a $1.6 million increase in other operating expenses and an increase of $.6 million in income taxes.  The net interest margins, on a GAAP and fully tax equivalent (“FTE”) basis, for the years ended December 31, 2019 and 2018 were 3.61% and 3.68% and 3.67% and 3.74%, respectively.

The provision for loan losses decreased to $1.3 million for the year ended December 31, 2019, compared to $2.1 million for the year ended December 31, 2018.  The decrease was driven primarily by decreased loan growth and net recoveries during 2019.  Specific allocations have been made for impaired loans where management has determined that the collateral supporting the loans is not adequate to cover the loan balance, and the qualitative factors affecting the allowance for loan losses (the “ALL”) have been adjusted based on the current economic environment and the characteristics of the loan portfolio.

Other operating income, including gains, increased $1.6 million for the year ended December 31, 2019 when compared to 2018.  The increase was primarily attributable to the $1.1 million gain from bank owned life insurance (“BOLI”) death benefit proceeds that were received in the third quarter of 2019.  When comparing 2019 to 2018, trust and brokerage income increased $.3 million due to expansion of customer relationships and favorable market returns, and debit card income increased $.2 million due to increased usage resulting from our new technology and marketing promotions.  Service charge income remained flat for the year ended December 31, 2019 when compared to 2018.

Other operating expenses increased $1.6 million for the year ended December 31, 2019 when compared to 2018.  Salaries and benefits increased $.5 million due to annual merit increases, increased life and health insurance costs related to increased claims, and severance expenses related to a voluntary employee separation program that became effective in the fourth quarter of 2019.  These increases were partially offset by decreases in incentives and pension and 401(k) plan expenses.  The voluntary employee separation program resulted in the recognition of $.2 million in net severance expense in the fourth quarter of 2019 and is projected to provide salary and benefit savings in 2020 of approximately $1.4 million.  FDIC premiums decreased $.2 million due to credits received on our quarterly assessments. Equipment, occupancy and technology expenses increased $1.1 million when compared to 2018, due to the upgrade of technology equipment and services and the associated maintenance costs, as well as the implementation of the final stages of branch modernization.  Other real estate owned (“OREO”) expenses remained consistent with 2018 and were primarily due to valuation allowances from updated appraisals and reduced prices to encourage quicker sales.  Other miscellaneous expenses remained flat when compared to 2018 due to heightened focus on expense control.  Increased legal and professional, fraud expenses, Visa processing fees, employee benefits expense and investor relations expense were offset by reductions in marketing, directors’ fees, consulting, dues and licenses, postage, office supplies, contract labor, trust department expenses and miscellaneous loan fees.

Total loans increased by $44.4 million to $1.1 billion at December 31, 2019 when compared to December 31, 2018.  Commercial real estate (“CRE”) loans increased $28.6 million, acquisition and development (“A&D”) loans remained stable, commercial and industrial (“C&I”) loans increased $10.9 million, residential mortgage loans increased $3.3 million, and the consumer loan portfolio increased by $2.1 million.  The commercial loan pipeline at December 31, 2019 remains strong at $61.0 million.  Approximately 29% and 27% of the commercial loan portfolio was collateralized by real estate at December 31, 2019 and 2018, respectively.

Net interest income, on an FTE basis, increased $2.3 million (5.1%) during the year ended December 31, 2019 when compared to the year ended December 31, 2018 due to a $5.7 million (10.7%) increase in interest income, offset by a $3.4 million (42.1%) increase in interest expense.  The net interest margin for the year ended December 31, 2019 was 3.68%, compared to 3.74% for the year ended December 31, 2018, declining only 6 basis points despite a 75 basis point reduction in the Fed rates.

Comparing 2019 to 2018, the increase in interest income was due to a $5.1 million increase in interest and fees on loans.  The increase in interest and fees on loans was due primarily to an increase in average balances of $57.0 million related to the strong loan growth in 2018 and an increase in the rate earned of 24 basis points attributable to loans repricing early in 2019, prior to the start of the declining interest rate environment.  Excess cash balances due to deposit growth early in the year were invested at the lower Fed Funds rate until deployed in the fourth quarter for loan growth.  This negatively impacted interest income for the year ended December 31, 2019.  Additional information on the composition of interest income is available in Table 1 that appears on page 30 of this report.

Total deposits at December 31, 2019 increased $74.5 million when compared to deposits at December 31, 2018.  During 2019, non-interest bearing deposits increased $32.4 million. This growth was driven by both our retail market and our commercial market, as we continued to grow existing relationships as well as cultivate new relationships. Traditional savings accounts increased $2.7 million, as our Prime Saver product continued to be the savings product of choice.  Total demand deposits decreased $3.8 million and total money market accounts increased $41.0 million, due primarily to growth in our variable rate Value money market account introduced in late 2018.  Time deposits less than $100,000 decreased $2.9 million and time deposits greater than $100,000 increased $5.1 million.  Growth in time deposits greater than $100,000 was primarily related to new deposits for a local municipality as well as new deposits in CDARs for a local hospital.  In the fourth quarter of 2018, two brokered certificates of deposit (“CD”) were purchased to shift $25.0 million of overnight borrowings as a tool to manage interest rate risk.  A $15.0 million brokered CD was fully repaid in November 2019 at its maturity, and the remaining $10.0 million brokered CD matures in May 2020.

Interest expense on our interest-bearing liabilities increased $3.4 million during the year ended December 31, 2019 when compared to 2018, due primarily to increased rates implemented during 2018 and the first two quarters of 2019.  Additionally, we experienced growth in our deposit products, primarily our money market and special rate certificates of deposit.  In the latter half of 2019, deposit rates were reduced as a result of the Fed rate cuts and sales of a higher cost CD product was discontinued.  Average growth of $31.0 million in our non-interest bearing accounts offset the higher interest expense and allowed us to effectively control our cost of deposits.

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

Goodwill

Accounting Standards Codification (“ASC”) Topic 350, Intangibles - Goodwill and Other, establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill.  The $11.0 million in recorded goodwill at December 31, 2019 is related to the Bank’s 2003 acquisition of Huntington National Bank branches and is not subject to periodic amortization.

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

At December 31, 2019, the date of the Corporation’s annual impairment test, the fair value of the Corporation as determined by the price of its common stock exceeded the carrying amount of the Corporation’s common equity.

Based on the results of the evaluation, management concluded that the recorded value of goodwill at December 31, 2019 was not impaired.   However, future changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances.  Management will continue to evaluate goodwill for impairment on an annual basis and as events occur or circumstances change.

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

Other than as discussed above, management does not believe that any material changes in our critical accounting policies have occurred since December 31, 2019.

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

The table below summarizes net interest income for 2019 and 2018.

	GAAP		Non-GAAP - FTE
(Dollars in thousands)	2019	2018	2019	2018
Interest income	$57,920	$52,294	$58,788	$53,090
Interest expense	11,529	8,112	11,529	8,112
Net interest income	$46,391	$44,182	$47,259	$44,978
Net interest margin %	3.61%	3.67%	3.68%	3.74%

Net interest income, on a non-GAAP, FTE basis, increased $2.3 million (5.1%) during the year ended December 31, 2019 when compared to the year ended December 31, 2018 due to a $5.7 million (10.7%) increase in interest income, offset by a $3.4 million

(42.1%) increase in interest expense.  The net interest margin for the year ended December 31, 2019 was 3.68%, compared to 3.74% for the year ended December 31, 2018, declining only 6 basis points despite a 75 basis point reduction in the Fed rates.

Comparing 2019 to 2018, the increase in interest income was due to a $5.1 million increase in interest and fees on loans.  The increase in interest and fees on loans was due primarily to an increase in average balances of $57.0 million related to the strong loan growth in 2018 and an increase in the rate earned of 24 basis points attributable to loans repricing early in 2019, prior to the start of the declining interest rate environment.  Excess cash balances due to deposit growth early in the year were invested at the lower Fed Funds rate until deployed in the fourth quarter for loan growth.  This negatively impacted interest income for the year ended December 31, 2019.

Interest expense on our interest-bearing liabilities increased $3.4 million during the year ended December 31, 2019 when compared to 2018, due primarily to increased rates implemented during 2018 and the first two quarters of 2019.  Additionally, we experienced growth in our deposit products, primarily our money market and special rate certificates of deposit.  In the latter half of 2019, deposit rates were reduced as a result of the Fed rate cuts and sales of a higher cost CD product was discontinued.  Average growth of $31.0 million in our non-interest bearing accounts offset the higher interest expense and allowed us to effectively control our cost of deposits.

As shown below, the composition of total interest income between 2019 and 2018 remained relatively stable.

	% of Total Interest Income
	2019	2018
Interest and fees on loans	87%	86%
Interest on investment securities	12%	13%
Other	1%	1%

The following table sets forth the average balances, net interest income and expense, and average yields and rates for our interest-earning assets and interest-bearing liabilities for 2019, 2018 and 2017.

Distribution of Assets, Liabilities and Shareholders’ Equity

Interest Rates and Interest Differential – Tax Equivalent Basis

	For the Years Ended December 31
	2019			2018			2017
(Dollars in thousands)	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Assets
Loans	$1,003,379	$50,254	5.01%	$946,376	$45,119	4.77%	$889,880	$39,670	4.46%
Investment Securities:
Taxable	205,209	5,648	2.75	215,944	5,820	2.70	220,107	5,554	2.52
Non taxable	25,512	1,846	7.24	17,838	1,699	9.52	17,602	1,527	8.68
Total	230,721	7,494	3.25	233,782	7,519	3.22	237,709	7,081	3.01
Federal funds sold	45,152	727	1.61	16,594	155	0.93	59,275	574	0.97
Interest-bearing deposits with other banks	1,279	23	1.79	2,024	17	0.84	1,879	9	0.48
Other interest earning assets	4,487	290	6.48	5,037	280	5.56	5,206	252	4.84
Total earning assets	1,285,018	58,788	4.57%	1,203,813	53,090	4.41%	1,193,949	47,586	3.99%
Allowance for loan losses	(11,961)			(10,428)			(10,854)
Non-earning assets	145,870			118,517			138,918
Total Assets	$1,418,927			$1,311,902			$1,322,013
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$160,776	$594	0.37%	$170,642	$180	0.11%	$171,697	$113	0.07%
Interest-bearing money markets	253,737	2,254	0.89	211,969	937	0.44	221,325	467	0.21
Savings deposits	160,751	299	0.19	160,968	199	0.12	156,538	176	0.11
Time deposits:
Less than $100k	107,215	1,486	1.39	104,289	1,054	1.01	114,503	1,123	0.98
$100k or more	153,727	3,158	2.05	123,170	1,876	1.52	120,190	1,412	1.17
Short-term borrowings	42,579	188	0.44	61,774	525	0.85	37,376	73	0.2
Long-term borrowings	100,929	3,550	3.52	106,217	3,341	3.15	123,356	4,007	3.25
Total interest-bearing liabilities	979,714	11,529	1.18%	939,029	8,112	0.86%	944,985	7,371	0.78%
Non-interest-bearing deposits	270,945			239,838			237,578
Other liabilities	42,496			19,376			22,867
Shareholders’ Equity	125,774			113,659			116,583
Total Liabilities and Shareholders’ Equity	$1,418,929			$1,311,902			$1,322,013
Net interest income and spread		$47,259	3.40%		$44,978	3.55%		$40,215	3.21%
Net interest margin			3.68%			3.74%			3.37%

Notes:

(1)

The above table reflects the average rates earned or paid stated on a FTE basis assuming a tax rate of 21% for 2019, and 21% for 2018 and 35% for 2017.  Non-GAAP interest income on a fully taxable equivalent basis for the years ended December 31, 2019, 2018 and 2017 were $868, $796 and $637, respectively.

(2)

The average balances of non-accrual loans for the years ended December 31, 2019, 2018 and 2017, which were reported in the average loan balances for these years, were $11,455, $5,023 and $10,872, respectively.

(3)	Net interest margin is calculated as net interest income divided by average earning assets.
(4)	The average yields on investments are based on amortized cost.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense of our average interest-earning assets and average interest-bearing liabilities for 2019, 2018 and 2017.  This table distinguishes between the changes related to average outstanding balances (changes in volume created by holding the interest rate constant) and the changes related to average interest rates (changes in interest income or expense attributed to average rates created by holding the outstanding balance constant).

Interest Variance Analysis (1)

	2019 Compared to 2018			2018 Compared to 2017
(In thousands and tax equivalent basis)	Volume	Rate	Net	Volume	Rate	Net
Interest Income:
Loans	$2,718	$2,417	$5,135	$2,520	$2,929	$5,449
Taxable Investments	(289)	117	(172)	(105)	371	266
Non-taxable Investments	731	(584)	147	20	152	172
Federal funds sold	265	307	572	(414)	(5)	(419)
Interest-bearing deposits	(6)	12	6	1	7	8
Other interest earning assets	(31)	41	10	(8)	36	28
Total interest income	3,388	2,310	5,698	2,014	3,490	5,504
Interest Expense:
Interest-bearing demand deposits	(10)	424	414	(1)	68	67
Interest-bearing money markets	185	1,132	1,317	(20)	490	470
Savings deposits	—	100	100	5	18	23
Time deposits less than $100k	30	402	432	(100)	31	(69)
Time deposits $100k or more	465	817	1,282	35	429	464
Short-term borrowings	(163)	(174)	(337)	49	403	452
Long-term borrowings	(166)	375	209	(557)	(109)	(666)
Total interest expense	341	3,076	3,417	(589)	1,330	741
Net interest income	$3,047	$(766)	$2,281	$2,603	$2,160	$4,763

Note:

(1)	The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

The provision for loan losses was $1.3 million for the year ended December 31, 2019, compared to $2.1 million for the year ended December 31, 2018.  For the year ended December 31, 2019, specific allocations of $2.1 million were made due to the movement of one large acquisition and development (“A&D”) loan totaling $8.0 million to non-accrual during the first quarter.  At December 31, 2018, it was expected that this loan would be paid off by a prospective buyer.  In the first quarter of 2019, the buyer declined to pursue the transaction and, subsequently, the Corporation entered into a forbearance agreement and placed the loan on non-accrual.  Management believes that the ALL reflects a level commensurate with the risk inherent in our loan portfolio.

Other Operating Income

The following table shows the major components of other operating income for the past two years, exclusive of net gains, and the percentage changes during these years:

(Dollars in thousands)	2019	2018	% Change
Service charges on deposit accounts	$2,192	$2,275	-3.65%
Other service charge income	966	877	10.15%
Debit card income	2,706	2,534	6.79%
Trust department income	7,148	6,692	6.81%
Bank owned life insurance (BOLI) income	2,257	1,162	94.23%
Brokerage commissions	919	1,078	-14.75%
Other income	448	423	5.91%
Total other operating income	$16,636	$15,041	10.60%

Other operating income, exclusive of gains, increased $1.6 million during the year ended December 31, 2019 when compared to the same period of 2018.  The increase resulted from increases in wealth management income, debit card income and the $1.1 million BOLI death benefit proceeds received during the third quarter 2019.

Net gains of $.1 million were reported through other income for the years ended December 31, 2019 and 2018.

Other Operating Expense

The following table compares the major components of other operating expense for 2019 and 2018:

(Dollars in thousands)	2019	2018	% Change
Salaries and employee benefits	$24,641	$24,170	1.95%
Other expenses	4,698	4,625	1.58%
FDIC premiums	405	639	-36.62%
Equipment	3,807	3,160	20.47%
Occupancy	2,884	2,551	13.05%
Data processing	4,004	3,858	3.78%
Marketing	418	530	-21.13%
Professional services	1,480	1,255	17.93%
Other real estate owned expense	1,542	1,456	5.91%
Contract labor	654	723	-9.54%
Telephony expense	856	841	1.78%
Total other operating expense	$45,389	$43,808	3.61%

Other operating expenses increased $1.6 million for the year ended December 31, 2019 when compared to 2018.  Salaries and benefits increased $.5 million due to annual merit increases, increased life and health insurance costs related to increased claims, and severance expenses related to a voluntary employee separation program that became effective in the fourth quarter of 2019.  These increases were partially offset by decreases in incentives and pension and 401(k) plan expenses.  The voluntary employee separation program resulted in the recognition of $.2 million in net severance expense in the fourth quarter of 2019 and is projected to provide salary and benefit savings in 2020 of approximately $1.4 million.  FDIC premiums decreased $.2 million due to credits received on our quarterly assessments. Equipment, occupancy and technology expenses increased $1.1 million when compared to 2018, due to the upgrade of technology equipment and services and the associated maintenance costs, as well as the implementation of the final stages of branch modernization.  OREO expenses remained consistent with 2018 and were primarily due to valuation allowances from updated appraisals and reduced prices to encourage quicker sales.  Other miscellaneous expenses remained flat when compared to 2018 due to heightened focus on expense control.  Increased legal and professional, fraud expenses, Visa processing fees, employee benefits expense and investor relations expense were offset by reductions in marketing, directors’ fees, consulting, dues and licenses, postage, office supplies, contract labor, trust department expenses and miscellaneous loan fees.

Applicable Income Taxes

We recognized a tax expense of $3.3 million in 2019, compared to a tax expense of $2.8 million in 2018.  See the discussion under “Income Taxes” in Note 17 to the Consolidated Financial Statements presented elsewhere in this annual report for a detailed analysis of our deferred tax assets and liabilities.  Our effective tax rate was 20.3% in 2019 and 20.6% in 2018.

At December 31, 2019, the Corporation had Maryland NOLs of $39.2 million for which a deferred tax asset of $2.6 million has been recorded.  There has been and continues to be a full valuation allowance on these NOLs based on management’s belief that it is more likely than not that these NOLs will not be realized prior to the expiration of their carry-forward periods because the Corporation will not generate sufficient taxable income in the future to fully utilize the NOLs.  The valuation allowance was $2.6 million at December 31, 2019 and $2.4 million at December 31, 2018.

We have concluded that no valuation allowance is deemed necessary for our remaining federal and state deferred tax assets at December 31, 2019, as it is more likely than not that they will be realized based on the expected reversal of deferred tax liabilities, the generation of future income sufficient to realize the deferred tax assets as they reverse, and the ability to implement tax planning strategies to prevent the expiration of any carry-forward periods.

CONSOLIDATED BALANCE SHEET REVIEW

Overview

At December 31, 2019, total assets were $1.4 billion, representing an increase of $58.3 million from December 31, 2018.  During the year ended December 31, 2019, cash and interest-bearing deposits in other banks increased $26.4 million, the investment portfolio decreased $6.4 million and gross loans increased $44.4 million.  The increase in cash was due to strong deposit growth, calls on the investment portfolio and commercial loan payoffs.  Premises and equipment increased slightly by $.9 million due to modernization of our branch network, offset by normal depreciation during the year ended December 31, 2019.  OREO balances decreased $2.5 million due to $2.6 million in sales of properties and $1.5 million in write-downs as a result of appraisals and lower selling prices, offset by additions of new properties of $1.6 million.  Other assets decreased by $4.4 million, primarily due to a valuation adjustment in the pension asset as a result of the reduction in the pension plan’s discount rate. Total liabilities increased $49.4 million.  This increase was attributable to the strong deposit growth of $74.5 million in 2019, offset by a decline in short-term borrowings of $29.0 million. The deposit growth during 2019 enabled the full repayment of the $40.0 million in overnight borrowings with correspondent banks that were on our balance sheet at December 31, 2018.  Our Treasury Management overnight investment sweep increased $11.0 million as existing and new customers, particularly municipalities, grew their balances during the fourth quarter of 2019. Total shareholders’ equity increased $9.0 million in 2019 due to the increase in retained earnings.

As indicated below, the total interest-earning asset mix remained constant at December 31, 2019 as compared to December 31, 2018.  The mix for each year is illustrated below:

	Year End Percentage of Total Assets
	2019	2018
Cash and cash equivalents	3%	2%
Net loans	72%	72%
Investments	16%	17%

The year-end total liability mix has remained consistent during the two-year period as illustrated below.

	Year End Percentage of Total Liabilities
	2019	2018
Total deposits	87%	84%
Total borrowings	11%	14%

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

The following table sets forth the composition of our loan portfolio.  Historically, our policy has been to make the majority of our loan commitments in our market areas.  We had no foreign loans in our portfolio as of December 31 for any of the years presented.

Summary of Loan Portfolio

The following table presents the composition of our loan portfolio as of December 31 for the past five years:

(In millions)	2019	2018	2017	2016	2015
Commercial real estate	$335.5	$306.9	$283.2	$298.0	$280.5
Acquisition and development	117.9	118.4	110.5	104.3	111.0
Commercial and industrial	122.3	111.4	76.7	72.3	73.9
Residential mortgage	440.2	436.9	398.6	393.4	388.7
Consumer	36.2	34.1	23.5	23.9	24.9
Total Loans	$1,052.1	$1,007.7	$892.5	$891.9	$879.0

Total loans increased by $44.4 million to $1.1 billion at December 31, 2019 when compared to December 31, 2018.  Included in the gross loans are mortgage loans held for sale.  These loans are longer term, fixed rate loans, sold to the secondary market with Fannie Mae.  The balance of these loans was $1.7 million at December 31, 2019 and $.4 million at December 31, 2018.  CRE loans increased $28.6 million due to expansion of customer relationships as well as an increase in small business loans, primarily in the fourth quarter of 2019, despite large payoffs during the first nine months of 2019.  Acquisition and development A&D loans remained stable as new production offset amortization and payoffs.  C&I loans increased $10.9 million, as new production of $22.8 million in the fourth quarter of 2019 offset amortization and payoffs received during the year.  Residential mortgage loans increased $3.3 million, as construction loans converted into term loans. The consumer loan portfolio increased by $2.1 million due to new originations in our student loan portfolio.  2019 was a record year for commercial loan production at approximately $177.0 million.  The production was offset by amortization and higher than normal payoffs, resulting in commercial and small business growth of approximately $39.0 million.  Some of the larger loan payoffs from competitors resulted from borrowers refinancing as we maintained our underwriting and pricing standards.  In addition, a portion of the production was in the commercial construction portfolio of which approximately $16.0 million remains to be funded during 2020.  The commercial loan pipeline at December 31, 2019 remains strong at $61.0 million.

Comparing December 31, 2018 to December 31, 2017, total loans increased by $115.2 million.  CRE loans increased by $23.7 million due primarily to several new large relationships in 2018.  A&D loans increased $7.9 million.  C&I loans increased by $34.7 million due to several new relationships as well as new balances for several large existing relationships.  Residential mortgage loans increased by $38.3 million due to the purchase of a $15.0 million mortgage pool in the first quarter of 2018 as well as production in the professional’s program.  Growth continued in both fixed and adjustable products.  The consumer loan portfolio increased by $10.6 million due primarily to the purchase of a $10.0 million student loan pool in the first quarter of 2018.  At December 31, 2018 and 2017, 27% and 28%, respectively, of the commercial loan portfolio was collateralized by real estate.  Adjustable interest rate loans made up 52% of total loans at December 31, 2018 and 58% at December 31, 2017, with the balance being fixed–interest rate loans as customer preference shifted to fixed rate products in the rising rate environment.

The following table sets forth the maturities, based upon contractual dates, for selected loan categories as of December 31, 2019:

Maturities of Loan Portfolio at December 31, 2019

(In thousands)	Maturing Within One Year	Maturing After One Year But Within Five Years	Maturing After Five Years	Total
Commercial Real Estate	$38,311	$157,186	$140,007	$335,504
Acquisition and Development	61,921	34,131	21,838	117,890
Commercial and Industrial	31,579	60,641	30,132	122,352
Residential Mortgage	4,478	18,542	417,153	440,173
Consumer	3,953	18,212	14,034	36,199
Total Loans	$140,242	$288,712	$623,164	$1,052,118
Classified by Sensitivity to Change in Interest Rates
Fixed-Interest Rate Loans	100,440	234,938	184,975	520,353
Adjustable-Interest Rate Loans	39,802	53,774	438,189	531,765
Total Loans	$140,242	$288,712	$623,164	$1,052,118

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

The following sets forth the amounts of non-accrual, past-due and restructured loans for the past five years:

Risk Elements of Loan Portfolio

	At December 31,
(In thousands)	2019	2018	2017	2016	2015
Non-accrual loans:
Commercial real estate	$680	$2,141	$4,453	$12,211	$11,282
Acquisition and development	8,058	147	211	45	1,817
Commercial and industrial	30	—	378	—	185
Residential mortgage	2,077	2,624	2,046	1,690	2,214
Consumer	4	10	30	—	—
Total non-accrual loans	$10,849	$4,922	$7,118	$13,946	$15,498
Accruing Loans Past Due 90 days or more:
Acquisition and development	135	62	144	—	—
Commercial and industrial	—	—	6	11	—
Residential mortgage	536	363	430	382	998
Consumer	54	5	15	27	27
Total accruing loans past due 90 days or more	$725	$430	$595	$420	$1,025
Total non-accrual and past due 90 days or more	$11,574	$5,352	$7,713	$14,366	$16,523
Restructured Loans (TDRs):
Performing	$3,842	$4,633	$5,121	$7,336	$8,168
Non-accrual (included above)	324	231	834	1,987	5,851
Total TDRs	$4,166	$4,864	$5,955	$9,323	$14,019
Other Real Estate Owned	$4,127	$6,598	$10,141	$10,910	$6,883
Impaired loans without a valuation allowance	$5,974	$9,231	$12,317	$23,131	$20,940
Impaired loans with a valuation allowance	9,200	1,344	2,634	869	3,868
Total impaired loans	$15,174	$10,575	$14,951	$24,000	$24,808
Valuation allowance related to impaired loans	$2,174	$144	$362	$260	$1,157

Non-Accrual Loans as a % of Applicable Portfolio

	2019	2018	2017	2016	2015
Commercial real estate	0.2%	0.7%	1.6%	4.1%	4.0%
Acquisition and development	6.8%	0.1%	0.2%	0.1%	1.6%
Commercial and industrial	0.0%	0.0%	0.5%	0.0%	0.3%
Residential mortgage	0.5%	0.6%	0.5%	0.4%	0.6%
Consumer	0.0%	0.0%	0.1%	0.0%	0.0%

We would have recognized $.9 million in interest income for the year ended December 31, 2019 had our non-accrual loans been current and performing in accordance with their terms.  During 2019, we recognized, on a cash basis, $.1 million of interest income on non-accrual loans that paid off.

Performing loans considered to be impaired (including performing troubled debt restructurings, or TDRs), as defined and identified by management, amounted to $4.6 million at December 31, 2019 and $5.7 million at December 31, 2018.  Loans are identified as impaired when, based on current information and events, management determines that we will be unable to collect all amounts due according to contractual terms.  These loans consist primarily of A&D loans and CRE loans.  The fair values are generally determined based upon independent third-party appraisals of the collateral or discounted cash flows based upon the expected proceeds.  Specific allocations have been made where management believes there is insufficient collateral to repay the loan balance if liquidated and there is no secondary source of repayment available.

The level of performing impaired loans (other than performing TDRs) decreased by $.2 million during the year ended December 31, 2019.

A troubled debt restructuring is the restructuring of a loan in which one or more concessions are granted to a borrower who is experiencing financial difficulties.  A loan will be classified as a TDR if the Bank restructures the loan’s terms (i.e., interest rate, payment amount, amortization period and/or maturity date) after determining that the borrower is experiencing financial difficulties.  A modified loan is considered to be a TDR when the Bank has determined that the borrower is experiencing financial difficulties. The Bank evaluates the probability that the borrower will be in payment default on any of its debt in the foreseeable future without modification. To make this determination, the Bank performs a global financial review of the borrower and loan guarantors to assess their current ability to meet their financial obligations.  The following table presents the details of TDRs by loan class at December 31, 2019 and December 31, 2018:

	December 31, 2019		December 31, 2018
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Performing
Commercial real estate
Non owner-occupied	2	$235	3	$356
All other CRE	1	2,265	2	2,555
Acquisition and development
1-4 family residential construction	1	291	1	230
All other A&D	1	220	1	316
Commercial and industrial	0	—	0	—
Residential mortgage
Residential mortgage – term	8	831	7	1,176
Residential mortgage – home equity	0	—	0	—
Consumer	0	—	0	—
Total performing	13	$3,842	14	$4,633
Non-accrual
Commercial real estate
Non owner-occupied	0	$—	0	$—
All other CRE	0	—	0	—
Acquisition and development
1-4 family residential construction	0	—	0	—
All other A&D	0	—	0	—
Commercial and industrial	0	—	0	—
Residential mortgage
Residential mortgage – term	2	324	2	231
Residential mortgage – home equity	0	—	0	—
Consumer	0	—	0	—
Total non-accrual	2	324	2	231
Total TDRs	15	$4,166	16	$4,864

The level of TDRs decreased by $.7 million during the year ended December 31, 2019.  Two new loans totaling $.2 million were added to TDRs and two loans already in performing TDRs were re-modified.  During the year ended December 31, 2019, three loans totaling $.7 million paid off.   Net principal payments totaling $.2 million were received during the same time period.

At December 31, 2019, there were no additional funds committed to be advanced in connection with TDRs.  Interest income not recognized due to rate modifications of TDRs was $31 thousand and interest income recognized on all TDRs was $.3 million in 2019.

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

The ALL was $12.5 million at December 31, 2019 and $11.0 million at December 31, 2018.  The provision for loan losses was $1.3 million for the year ended December 31, 2019 and $2.1 million for year ended December 31, 2018.  Net recoveries of $.2 million were recorded for 2019, compared to net charge offs of $1.0 million for 2018. The ratio of the ALL to total loans was 1.19% at December 31, 2019 and 1.10% at December 31, 2018.

The ratio of net recoveries to average loans for the year ended December 31, 2019 was an annualized .02%, compared to a net charge-off to average loans of .11% for the year ended December 31, 2018.  The CRE portfolio had an annualized net recovery rate of .03% as of December 31, 2019, compared to a net charge-off rate of .33% as of December 31, 2018.  The A&D loans had an annualized net recovery rate of .12% as of December 31, 2019, compared to a net recovery rate of .15% as of December 31, 2018.  The C&I portfolio had net charge-offs to average loans of .04% as of December 31, 2019, compared to a net recovery rate of .06% as of December 31, 2018.  The residential mortgage ratios were a net recovery rate of .03% as of December 31, 2019, compared to a net charge-off rate of .01% as of December 31, 2018, and the consumer loan ratios were net charge-off rates of .49% and .95% as of December 31, 2019 and December 31, 2018, respectively.  Our special assets team continues to aggressively collect on charged-off loans.

Accruing loans past due 30 days or more decreased to .33% of the loan portfolio at December 31, 2019, compared to 1.10% at December 31, 2018.  Non-accrual loans totaled $10.8 million at December 31, 2019, compared to $4.9 million at December 31, 2018.  The increase in non-accrual loans was primarily due to one large A&D loan totaling $8.0 million.  This loan is a participation development loan originally booked in 2013, which entered into a forbearance agreement in the first quarter 2019.  Non-accrual loans which have been subject to partial charge-offs totaled $.1 million at December 31, 2019, compared to $.3 million at December 31, 2018.

Management believes that the ALL at December 31, 2019 is adequate to provide for probable losses inherent in our loan portfolio.  Amounts that will be recorded for the provision for loan losses in future periods will depend upon trends in the loan balances, including the composition of the loan portfolio, changes in loan quality and loss experience trends, potential recoveries on previously charged-off loans and changes in other qualitative factors.  Management also applies interest rate risk, collateral value and debt service sensitivity analyses to the CRE loan portfolio and obtains new appraisals on specific loans under defined parameters to assist in the determination of the periodic provision for loan losses.

The ALL increased to $11.0 million at December 31, 2018, compared to $10.0 million at December 31, 2017.  The provision for loan losses for the year ended December 31, 2018 decreased to $2.1 million from $2.5 million for the year ended December 31, 2017.  The decreased provision expense was primarily due to decreased net charge-offs of $1.0 million in 2018, compared to net charge-offs of $2.5 million in 2017.  The ratio of the ALL to total loans at December 31, 2018 was 1.10%, compared to 1.12% at December 31, 2017.

The following table presents the activity in the allowance for loan losses by major loan category for the past five years.

Analysis of Activity in the Allowance for Loan Losses

	For the Years Ended December 31,
(In thousands)	2019	2018	2017	2016	2015
Balance, January 1	$11,047	$9,972	$9,918	$11,922	$12,065
Charge-offs:
Commercial real estate	(41)	(1,298)	(4,605)	(5,301)	(420)
Acquisition and development	(29)	(170)	(133)	(248)	(1,261)
Commercial and industrial	(126)	(32)	(37)	(558)	(26)
Residential mortgage	(200)	(368)	(361)	(737)	(300)
Consumer	(320)	(422)	(336)	(333)	(307)
Total charge-offs	(716)	(2,290)	(5,472)	(7,177)	(2,314)
Recoveries:
Commercial real estate	150	319	452	90	283
Acquisition and development	165	344	255	1,303	382
Commercial and industrial	77	89	1,683	52	26
Residential mortgage	347	353	392	461	217
Consumer	147	149	210	145	209
Total recoveries	886	1,254	2,992	2,051	1,117
Net credit recoveries/(losses)	170	(1,036)	(2,480)	(5,126)	(1,197)
Provision for loan losses	1,320	2,111	2,534	3,122	1,054
Balance at end of period	$12,537	$11,047	$9,972	$9,918	$11,922

Allowance for loan losses to total loans (as %)	1.19%	1.10%	1.12%	1.11%	1.36%
Net (recoveries)/charge-offs to average total loans during the period (as %)	-0.02%	0.11%	0.28%	0.57%	0.14%

The following presents management’s allocation of the ALL by major loan category in comparison to that loan category’s percentage of total loans. Changes in the allocation over time reflect changes in the composition of the loan portfolio risk profile and refinements to the methodology of determining the ALL.  Specific allocations in any particular category may be reallocated in the future as needed to reflect current conditions.  Accordingly, the entire ALL is considered available to absorb losses in any category.

Allocation of the Allowance for Loan Losses

	For the Years Ended December 31,
(In thousands)	2019	% of Total Loans	2018	% of Total Loans	2017	% of Total Loans	2016	% of Total Loans	2015	% of Total Loans
Commercial real estate	$2,882	32%	$2,780	31%	$3,699	32%	$3,913	33%	$2,580	32%
Acquisition and development	3,674	11%	1,721	12%	1,257	12%	871	12%	4,129	13%
Commercial and industrial	1,341	12%	1,187	11%	869	8%	858	8%	722	8%
Residential mortgage	3,828	42%	4,544	43%	3,444	45%	3,588	44%	3,785	44%
Consumer	312	3%	315	3%	203	3%	188	3%	206	3%
Unallocated	500	0%	500	0%	500	0%	500	0%	500	0%
Total	$12,537	100%	$11,047	100%	$9,972	100%	$9,918	100%	$11,922	100%

Investment Securities

The following table sets forth the composition of our securities portfolio by major category as of the indicated dates:

	At December 31,
	2019			2018			2017
(In thousands)	Amortized Cost	Fair Value (FV)	FV As % of Total	Amortized Cost	Fair Value (FV)	FV As % of Total	Amortized Cost	Fair Value (FV)	FV As % of Total
Securities Available-for-Sale:
U.S. government agencies	$39,987	$39,894	30%	$30,000	$29,026	21%	$30,000	$29,256	20%
Residential mortgage-backed agencies	4,917	4,900	4%	—	—	0%	—	—	0%
Commercial mortgage-backed agencies	27,634	27,764	21%	39,013	37,752	27%	41,771	40,891	28%
Collateralized mortgage obligations	29,903	29,923	23%	36,669	35,704	26%	41,298	40,384	28%
Obligations of states and political subdivisions	14,124	14,470	11%	20,083	19,882	15%	20,772	21,019	14%
Collateralized debt obligations	18,443	14,354	11%	18,358	15,277	11%	19,711	14,920	10%
Total available for sale	$135,008	$131,305	100%	$144,123	$137,641	100%	$153,552	$146,470	100%
Securities Held to Maturity:
U.S. government agencies	$16,164	$16,823	17%	$16,017	$16,137	17%	$15,876	$16,323	17%
Residential mortgage-backed agencies	42,939	43,253	43%	46,491	45,210	48%	47,771	47,442	50%
Commercial mortgage-backed agencies	15,521	15,865	16%	15,821	15,828	17%	17,288	17,518	18%
Collateralized mortgage obligations	3,140	3,143	3%	3,761	3,605	4%	4,187	4,118	4%
Obligations of states and political subdivisions	16,215	21,572	21%	11,920	12,980	14%	8,510	9,945	11%
Total held to maturity	$93,979	$100,656	100%	$94,010	$93,760	100%	$93,632	$95,346	100%

Total fair value of investment securities available-for-sale at December 31, 2019 decreased by $6.3 million when compared to December 31, 2018.  At December 31, 2019, the securities classified as available-for-sale included a net unrealized loss of $3.7 million, compared to a net unrealized loss of $6.5 million at December 31, 2018.  These unrealized losses represent the difference between the fair value and amortized cost of securities in the portfolio.  On June 1, 2014, management reclassified an amortized cost basis of $107.6 million of available-for-sale securities to held to maturity.  The unrealized loss of approximately $4.0 million, at the date of transfer, will continue to be reported in a separate component of shareholders’ equity as accumulated other comprehensive income and will be amortized over the remaining life of the securities as an adjustment of yield in a manner consistent with the amortization of any premium or discount.

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

Approximately $117.0 million of the available-for-sale portfolio was valued using Level 2 pricing and had net unrealized gains of $.4 million at December 31, 2019.  The remaining $14.3 million of the securities available-for-sale represents the entire CDO portfolio, which was valued using significant unobservable inputs, or Level 3 pricing.  The $4.1 million in net unrealized losses associated with the collateralized debt obligation (“CDO”) portfolio relates to nine pooled trust preferred securities. Unrealized losses of $2.8 million represent non-credit related OTTI charges on seven of the securities, while $1.3 million of unrealized losses relates to two securities which have no credit related OTTI.  The unrealized losses on these securities are primarily attributable to continued depression in the marketability and liquidity associated with CDOs.

The following table provides a summary of the trust preferred securities in the CDO portfolio and the credit status of the securities as of December 31, 2019.

Investment Description		First United Level 3 Investments				Security Credit Status
Deal	Class	Amortized Cost	Fair Market Value	Unrealized Gain/(Loss)	Lowest Credit Rating	Original Collateral	Deferrals/ Defaults as % of Original Collateral	Performing Collateral	Collateral Support	Collateral Support as % of Performing Collateral	Number of Performing Issuers/ Total Issuers
Preferred Term Security XVIII*	C	1,901	1,280	(621)	C	676,565	15.07%	290,437	16,212	5.58%	41 / 57
Preferred Term Security XVIII	C	2,727	1,920	(807)	C	676,565	15.07%	290,437	16,212	5.58%	41 / 57
Preferred Term Security XIX*	C	1,828	1,573	(255)	C	700,535	5.76%	469,762	29,623	6.31%	51 / 56
Preferred Term Security XIX*	C	1,089	944	(145)	C	700,535	5.76%	469,762	29,623	6.31%	51 / 56
Preferred Term Security XIX*	C	2,516	2,202	(314)	C	700,535	5.76%	469,762	29,623	6.31%	51 / 56
Preferred Term Security XIX*	C	1,091	944	(147)	C	700,535	5.76%	469,762	29,623	6.31%	51 / 56
Preferred Term Security XXII*	C-1	1,563	1,229	(334)	C	1,386,600	10.52%	679,548	65,774	9.68%	60 / 74
Preferred Term Security XXII*	C-1	3,905	3,073	(832)	C	1,386,600	10.52%	679,548	65,774	9.68%	60 / 74
Preferred Term Security XXIII	C-1	1,823	1,189	(634)	C	1,467,000	14.79%	720,108	64,069	8.90%	76 / 90
Total Level 3 Securities Available for Sale		18,443	14,354	(4,089)

* Security has been deemed other-than-temporarily impaired and loss has been recognized in accordance with ASC Section 320-10-35.

The terms of the debentures underlying trust preferred securities allow the issuer of the debentures to defer interest payments for up to 20 quarters, and, in such case, the terms of the related trust preferred securities require their issuers to contemporaneously defer dividend payments.  The issuers of the trust preferred securities in our investment portfolio have defaulted and/or deferred payments, ranging from 5.76% to 15.07% of the total collateral balances underlying the securities.  The securities were designed to include structural features that provide investors with credit enhancement or support to provide default protection by subordinated tranches.  These features include over-collateralization of the notes or subordination, excess interest or spread which will redirect funds in situations where collateral is insufficient, and a specified order of principal payments.  There are securities in our portfolio that are under-collateralized, which does represent additional stress on our tranche.  However, in these cases, the terms of the securities require excess interest to be redirected from subordinate tranches as credit support, which provides additional support to our investment.

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

The market for these securities as of December 31, 2019 is not active and markets for similar securities are also not active.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels.  The new issue market is also inactive, as no new CDOs have been issued since 2007.  There are currently very few market participants who are willing to effect transactions in these securities.  The market values for these securities, or any securities other than those issued or guaranteed by the U.S. Department of the Treasury (the “Treasury”), are very depressed relative to historical levels.  Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue.  Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (i) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at December 31, 2019, (ii) an income valuation approach technique (i.e. present value) that maximizes the use of relevant unobservable inputs and minimizes the use of observable inputs will be equally or more representative of fair value than a market approach, and (c) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management relies on an independent third party to prepare both the evaluations of OTTI and the fair value determinations for the CDO portfolio.  Management does not believe that there were any material differences in the OTTI evaluations and pricing between December 31, 2019 and December 31, 2018.

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

Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that no additional credit-related OTTI was required during 2019.

The following table sets forth the contractual or estimated maturities of the components of our securities portfolio as of December 31, 2019 and the weighted average yields on a tax-equivalent basis.

Investment Security Maturities, Yields, and Fair Values at December 31, 2019

(In thousands)	Within 1 Year	1 Year To 5 Years	5 Years To 10 Years	Over 10 Years	Total Fair Value
Securities Available-for-Sale:
U.S. government agencies	$—	$14,987	$24,907	$—	$39,894
Residential mortgage-backed agencies	—	—	4,900	—	4,900
Commercial mortgage-backed agencies	—	23,141	4,623	—	27,764
Collateralized mortgage obligations	—	29,923	—	—	29,923
Obligations of states and political subdivisions	—	4,498	263	9,709	14,470
Collateralized debt obligations	—	—	—	14,354	14,354
Total available for sale	$—	$72,549	$34,693	$24,063	$131,305
Percentage of total	0.00%	51.98%	28.64%	19.04%	100.00%
Weighted average yield	0.00%	2.38%	2.61%	5.08%	2.96%
Held to Maturity:
U.S. government agencies	$—	$16,823	$—	$—	$16,823
Residential mortgage-backed agencies	2,061	18,773	3,703	18,716	43,253
Commercial mortgage-backed agencies	—	13,978	1,887	—	15,865
Collateralized mortgage obligations	—	3,143	—	—	3,143
Obligations of states and political subdivisions	—	—	—	21,572	21,572
Total held to maturity	$2,061	$52,717	$5,590	$40,288	$100,656
Percentage of total	0.23%	29.39%	31.55%	38.83%	100.00%
Weighted average yield	-3.63%	1.70%	3.12%	3.80%	2.95%

The weighted average yield was calculated using historical cost balances and does not give effect to changes in fair value.  The negative weighted average yield was due to increased paydowns on mortgage-backed securities which impacted their factors and three-month conditional prepayment rate (“CPR”).  At December 31, 2019, one Tax Increment Funding (“TIF”) bond totaling $14.0 million exceeded 10% of shareholders’ equity.

Deposits

The following table sets forth the actual and average deposit balances by major category for 2019, 2018 and 2017:

Deposit Balances

	2019			2018			2017
(In thousands)	Actual Balance	Average Balance	Average Yield	Actual Balance	Average Balance	Average Yield	Actual Balance	Average Balance	Average Yield
Non-interest-bearing demand deposits	$294,649	$270,945	0.00%	$262,250	$239,838	0.00%	$252,049	$253,980	0.00%
Interest-bearing deposits:
Demand	159,567	160,776	0.37%	163,334	170,642	0.11%	171,741	169,289	0.07%
Money Market:
Retail	275,007	253,737	0.89%	234,038	211,969	0.44%	165,277	165,982	0.21%
Brokered/ICS	—	—	0.00%	—	—	0.00%	58,413	59,287	0.21%
Savings deposits	158,918	160,751	0.19%	156,236	160,968	0.12%	157,783	156,538	0.11%
Time deposits less than $100K:
Retail	96,198	107,215	1.39%	99,088	104,289	1.01%	107,238	114,078	0.98%
Brokered	—	—	0.00%	—	—	0.00%	358	425	0.28%
Time deposits $100K or more:
Retail	147,692	130,700	2.05%	127,581	120,019	1.52%	124,488	117,460	1.17%
Brokered	10,000	23,027	2.68%	25,000	3,151	1.88%	2,043	2,730	0.64%
Total Deposits	$1,142,031	$1,107,151		$1,067,527	$1,010,876		$1,039,390	$1,039,769

Total deposits at December 31, 2019 increased $74.5 million when compared to deposits at December 31, 2018.  During 2019, non-interest bearing deposits increased $32.4 million. This growth was driven by both our retail market and our commercial market, as we continued to grow existing relationships as well as cultivate new relationships. Traditional savings accounts increased $2.7 million, as our Prime Saver product continued to be the savings product of choice.  Total demand deposits decreased $3.8 million and total money market accounts increased $41.0 million, due primarily to growth in our variable rate Value money market account introduced in late 2018.  Time deposits less than $100,000 decreased $2.9 million and time deposits greater than $100,000 increased $5.1 million.  Growth in time deposits greater than $100,000 was primarily related to new deposits for a local municipality as well as new deposits in CDARs for a local hospital.  In the fourth quarter of 2018, two brokered certificates of deposit (“CD”) were purchased to shift $25.0 million of overnight borrowings as a tool to manage interest rate risk.  A $15.0 million brokered CD was fully repaid in November 2019 at its maturity, and the remaining $10.0 million brokered CD matures in May 2020.

On May 22, 2018, the Economic Growth Regulatory Relief and Consumer Protection Act was signed into law.  As a result of this act, most reciprocal deposits are no longer considered brokered deposits.  At December 31, 2019 and 2018, the ICS/CDARs balances were all considered reciprocal deposits.

The following table sets forth the maturities of time deposits of $100,000 or more:

Maturity of Time Deposits of $100,000 or More

(In thousands)	December 31, 2019
Maturities
3 Months or Less	$9,204
3-6 Months	32,878
6-12 Months	44,226
Over 1 Year	71,384
Total	$157,692

Borrowed Funds

The following shows the composition of our borrowings at December 31:

(In thousands)	2019	2018	2017
Overnight borrowings, weighted average interest rate of 2.70% at December 31, 2018	$—	$40,000	$—
Securities sold under agreements to repurchase	48,728	37,707	48,845
Total short-term borrowings	$48,728	$77,707	$48,845
Long-term FHLB advances	$70,000	$70,000	$90,000
Junior subordinated debentures	30,929	30,929	30,929
Total long-term borrowings	$100,929	$100,929	$120,929
Total borrowings	$149,657	$178,636	$169,774
Average balance (from Table 1)	$143,508	$167,991	$160,732

The following is a summary of short-term borrowings at December 31 with original maturities of less than one year:

(Dollars in thousands)	2019	2018	2017
Overnight borrowings, weighted average interest rate of 2.70% at December 31, 2018	$—	$40,000	$—
Securities sold under agreements to repurchase:
Outstanding at end of year	$48,728	$37,707	$48,845
Weighted average interest rate at year end	0.23%	0.24%	0.15%
Maximum amount outstanding as of any month end	$50,345	$55,648	$58,438
Average amount outstanding	39,778	44,045	37,326
Approximate weighted average rate during the year	0.28%	0.20%	0.19%

Total borrowings decreased by $29.0 million, or 16.2%, in 2019 when compared to 2018.  The decrease in short-term borrowings was due to the repayment of $40.0 million in overnight borrowings, offset by an increase of $11.0 million in the balances of municipal accounts established through our Treasury Management product.

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

At December 31, 2019, we had additional borrowing capacity with the FHLB totaling $143.7 million, an additional $115.0 million of unused lines of credit with various financial institutions, $2.1 million of an unused secured line of credit with the Federal Reserve Bank and approximately $113.2 million available through wholesale money market funds.  See Note 12 to the Consolidated Financial Statements presented elsewhere in this annual report for further details about our borrowings and additional borrowing capacity, which is incorporated herein by reference.

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

Loan commitments and letters of credit totaled $147.8 million and $9.1 million, respectively, at December 31, 2019. Management does not believe that any of the foregoing arrangements have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.  We are not a party to any other off-balance sheet arrangements.  See Note 22 to the Consolidated Financial Statements presented elsewhere in this annual report for additional information on these arrangements.

Capital Resources

We require capital to fund loans, satisfy our obligations under the Bank’s letters of credit, meet the deposit withdraw demands of the Bank’s customers, and satisfy our other monetary obligations.  To the extent that deposits are not adequate to fund our capital requirements, we can rely on the funding sources identified below under the heading “Liquidity Management”.  At December 31, 2019, the Bank had $115.0 million available through unsecured lines of credit with correspondent banks, $2.1 million available through a secured line of credit with the Fed Discount Window and approximately $143.7 million available through the FHLB.  Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our ability to meet our future capital requirements.

In addition to operational requirements, the Bank and the Corporation are subject to risk-based capital regulations, which were adopted and are monitored by federal banking regulators.  These regulations are used to evaluate capital adequacy and require an analysis of an institution’s asset risk profile and off-balance sheet exposures, such as unused loan commitments and stand-by letters of credit.  Detailed information about these capital regulations and their requirements is set forth in the “Supervision and Regulation” section of Item 1 of Part I of this annual report under the heading “Capital Requirements”.

At December 31, 2019, the Corporation’s total risk-based capital ratio was 16.29% and the Bank’s total risk-based capital ratio was 15.60%, both of which were well above the regulatory minimum of 8%.  The total risk-based capital ratios of the Corporation and the Bank at December 31, 2018 were 15.91% and 15.43%, respectively.  The increases for the Corporation and the Bank in 2019 were primarily due to the increased earnings.

At December 31, 2019, the most recent notification from the regulators categorizes the Corporation and the Bank as “well capitalized” under the regulatory framework for prompt corrective action.  See Note 4 to the Consolidated Financial Statements presented elsewhere in this annual report for additional information regarding regulatory capital ratios.

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

At December 31, 2019, we were asset sensitive.

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

Based on the simulation analysis performed at December 31, 2019 and 2018, management estimated the following changes in net interest income, assuming the indicated rate changes:

(Dollars in thousands)	2019	2018
+400 basis points	$1,500	$(1,939)
+300 basis points	$1,381	$(1,284)
+200 basis points	$1,075	$(652)
+100 basis points	$645	$(163)
-100 basis points	$(2,477)	$(4,007)

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

First United Corporation and Subsidiaries

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of First United Corporation and Subsidiaries (the "Company") as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We have served as the Company’s auditor since 2006.

Pittsburgh, Pennsylvania

March 12, 2020

First United Corporation and Subsidiaries

Consolidated Statement of Financial Condition

(In thousands, except per share amounts)

	December 31,
	2019	2018
Assets
Cash and due from banks	$48,512	$22,187
Interest bearing deposits in banks	1,467	1,354
Cash and cash equivalents	49,979	23,541
Investment securities – available-for-sale (at fair value)	131,305	137,641
Investment securities – held to maturity (fair value of $100,656 at December 31, 2019 and $93,760 at December 31, 2018)	93,979	94,010
Restricted investment in bank stock, at cost	4,415	5,394
Loans	1,052,118	1,007,714
Unearned fees	(687)	(564)
Allowance for loan losses	(12,537)	(11,047)
Net loans	1,038,894	996,103
Premises and equipment, net	38,710	37,855
Goodwill	11,004	11,004
Bank owned life insurance	43,449	43,317
Deferred tax assets	7,441	7,844
Other real estate owned	4,127	6,598
Operating lease asset	2,661	—
Accrued interest receivable and other assets	16,063	20,453
Total Assets	$1,442,027	$1,383,760
Liabilities and Shareholders’ Equity
Liabilities:
Non-interest bearing deposits	$294,649	$262,250
Interest bearing deposits	847,382	805,277
Total deposits	1,142,031	1,067,527
Short-term borrowings	48,728	77,707
Long-term borrowings	100,929	100,929
Operating lease liability	3,239	—
Accrued interest payable and other liabilities	20,235	19,893
Dividends Payable	925	638
Total Liabilities	1,316,087	1,266,694
Shareholders’ Equity:
Common Stock – par value $.01 per share; Authorized 25,000,000 shares; issued and outstanding 7,110,022 shares at December 31, 2019 and 7,086,632 shares at December 31, 2018	71	71
Surplus	32,359	31,921
Retained earnings	119,481	109,477
Accumulated other comprehensive loss	(25,971)	(24,403)
Total Shareholders’ Equity	125,940	117,066
Total Liabilities and Shareholders’ Equity	$1,442,027	$1,383,760

See notes to consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statement of Income

(In thousands, except per share data)

	Year Ended
	December 31,
	2019	2018
Interest income
Interest and fees on loans	$50,201	$45,073
Interest on investment securities
Taxable	5,648	5,820
Exempt from federal income tax	1,031	949
Total investment income	6,679	6,769
Other	1,040	452
Total interest income	57,920	52,294
Interest expense
Interest on deposits	7,791	4,246
Interest on short-term borrowings	188	525
Interest on long-term borrowings	3,550	3,341
Total interest expense	11,529	8,112
Net interest income	46,391	44,182
Provision for loan losses	1,320	2,111
Net interest income after provision for loan losses	45,071	42,071
Other operating income
Net gains	147	127
Service charges on deposit accounts	2,192	2,275
Other service charges	966	877
Trust department	7,148	6,692
Debit card income	2,706	2,534
Bank owned life insurance	2,257	1,162
Brokerage commissions	919	1,078
Other	448	423
Total other income	16,636	15,041
Total other operating income	16,783	15,168
Other operating expenses
Salaries and employee benefits	24,641	24,170
FDIC premiums	405	639
Equipment	3,807	3,160
Occupancy	2,884	2,551
Data processing	4,004	3,858
Marketing	418	530
Professional services	1,480	1,255
Other real estate owned expenses	1,542	1,456
Contract labor	654	723
Telephony Expense	856	841
Other	4,698	4,625
Total other operating expenses	45,389	43,808
Income before income tax expense	16,465	13,431
Provision for income tax expense	3,336	2,764
Net Income	$13,129	$10,667
Basic and diluted net income per common share	$1.85	$1.51
Weighted average number of basic and diluted shares outstanding	7,101	7,079

See notes to consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statement of Comprehensive Income

(In thousands)

	Year Ended
	December 31,
Comprehensive Income	2019	2018
Net Income	$13,129	$10,667
Other comprehensive (loss)/income, net of tax and reclassification adjustments:
Net unrealized (losses)/gains on investments with OTTI	(643)	1,040
Net unrealized gains/(losses) on all other AFS securities	2,748	(622)
Net unrealized gains on HTM securities	232	216
Net unrealized (losses)/gains on cash flow hedges	(858)	191
Net unrealized losses on pension plan liability	(2,400)	(951)
Net unrealized (losses)/gains on SERP liability	(647)	316
Other comprehensive (loss)/income, net of tax	(1,568)	190
Comprehensive Income	$11,561	$10,857

See notes to consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Total Shareholders' Equity
Balance at January 1, 2018	$71	$31,553	$101,359	$(24,593)	$108,390
Net income			10,667		10,667
Other comprehensive income, net of tax				190	190
Common stock issued		119			119
Common stock dividend declared - $.27 per share			(2,549)		(2,549)
Stock based compensation		249			249
Balance at December 31, 2018	71	31,921	109,477	(24,403)	117,066
Net income			13,129		13,129
Other comprehensive loss, net of tax				(1,568)	(1,568)
Common stock issued		170			170
Common stock dividend declared - $.44 per share			(3,125)		(3,125)
Stock based compensation		268			268
Balance at December 31, 2019	$71	$32,359	$119,481	$(25,971)	$125,940

See notes to consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statement of Cash Flows

(In thousands)

	Year Ended
	December 31,
	2019	2018
Operating activities
Net income	$13,129	$10,667
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,320	2,111
Depreciation	3,115	2,435
Stock compensation	268	249
Gains on sales of other real estate owned	(160)	(260)
Write-downs of other real estate owned	1,459	1,356
Origination of loans held for sale	(20,668)	(10,866)
Proceeds from sales of loans held for sale	19,502	11,021
Gains on sales of loans held for sale	(150)	(88)
Loss on disposal of fixed assets	3	74
Net (accretion)/amortization of investment securities discounts and premiums- AFS	(3)	39
Net amortization of investment securities discounts and premiums- HTM	114	57
Net gain on sales of investment securities – available-for-sale	—	(113)
Amortization of deferred loan fees	(935)	(745)
Deferred tax expense	953	1,338
Earnings on bank owned life insurance	(2,257)	(1,162)
Amortization of operating lease right of use asset	277	—
Operating lease liability	(287)	—
(Increase)/decrease in accrued interest receivable and other assets	(190)	367
Increase in accrued interest payable and other liabilities	900	1,814
Net cash provided by operating activities	16,390	18,294
Investing activities
Proceeds from maturities/calls of investment securities available-for-sale	26,553	10,888
Proceeds from maturities/calls of investment securities held-to-maturity	8,124	6,741
Proceeds from sales of investment securities available-for-sale	21,872	2,005
Purchases of investment securities available-for-sale	(39,307)	(3,390)
Purchases of investment securities held-to-maturity	(8,207)	(7,176)
Proceeds from sales of other real estate owned	2,777	2,981
Proceeds from BOLI	2,125	—
Net decrease/(increase)in FHLB stock	979	(190)
Net increase in loans	(43,465)	(116,088)
Purchases of premises and equipment	(3,973)	(9,483)
Net cash used in investing activities	(32,522)	(113,712)
Financing activities
Net increase in deposits	74,504	28,137
Proceeds from issuance of common stock	170	119
Cash dividends paid on common stock	(3,125)	(1,911)
Net (decrease)/increase in short-term borrowings	(28,979)	28,862
Payments on long-term borrowings	—	(20,000)
Net cash provided by financing activities	42,570	35,207
Increase/(decrease) in cash and cash equivalents	26,438	(60,211)
Cash and cash equivalents at beginning of the year	23,541	83,752
Cash and cash equivalents at end of period	$49,979	$23,541
Supplemental information
Interest paid	$11,485	$8,110
Taxes paid	$1,011	$530
Non-cash investing activities:
Transfers from loans to other real estate owned	$1,605	$534

Initial recognition of operating lease right of use assets at adoption	$2,730	$—
Initial recognition of operating lease liabilities at adoption	$3,317	$—
Operating lease right of use assets recognized	$208	$—
Operating lease liabilities recognized	$208	$—

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

The Corporation has evaluated events and transactions occurring subsequent to the statement of financial condition date of December 31, 2019 for items that should potentially be recognized or disclosed in these consolidated financial statements as prescribed by ASC Topic 855, Subsequent Events.

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

Significant Concentrations of Credit Risk

Most of the Corporation’s relationships are with customers located in Western Maryland and Northeastern West Virginia.  At December 31, 2019, approximately 12%, or $117.9 million, of total loans were secured by real estate acquisition, construction and development projects, with $109.3 million performing according to their contractual terms and $8.6 million considered to be impaired based on management’s concerns about the borrowers’ ability to comply with present repayment terms. Of the $8.6 million in impaired loans, $.5 million were classified as troubled debt restructurings (“TDRs”) performing in accordance with their modified terms, and $8.1 million were classified as non-performing loans at December 31, 2019.  Additionally, loans collateralized by commercial rental properties represented 16% of the total loan portfolio as of December 31, 2019.  Note 6 discusses the types of securities in which the Corporation invests and Note 7 discusses the Corporation’s lending activities.

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

Management evaluates the restricted stock for impairment in accordance with ASC Industry Topic 942, Financial Services – Depository and Lending, (942-325-35).  Management’s evaluation of potential impairment is based on its assessment of the ultimate recoverability of the cost of the restricted stock rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability is influenced by criteria such as (i) the significance of the decline in net assets of the issuing bank as compared to the capital stock amount for that bank and the length of time this situation has persisted, (ii) commitments by the issuing bank to make payments required by law or regulation and the level of such payments in relation to the operating performance of that bank, and (iii) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the issuing bank. Management has evaluated the restricted stock for impairment and believes that no impairment charge is necessary as of December 31, 2019 or 2018.

The Corporation recognizes dividends on a cash basis.  For the years ended December 31, 2019 and December 31, 2018, dividends of $290,415 and $279,762, respectively, were recorded in other operating income.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or full repayment by the borrower are reported at their unpaid principal balance outstanding, adjusted for any deferred fees or costs pertaining to origination.

Loans that management has the intent to sell are reported at the lower of cost or fair value determined on an individual basis.  Loans held for sale were $1.7 million at December 31, 2019 and $.4 million at December 31, 2018.

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

The Corporation maintains an ALL on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements.  The allowance is determined utilizing a methodology that is similar to that used to determine the ALL, modified to take into account the probability of a draw down on the commitment.  This allowance is reported as a liability on the balance sheet within accrued interest payable and other liabilities.  The balance in the liability account was $78,463 at December 31, 2019 and $63,230 at December 31, 2018.

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

The Corporation measures and records compensation expenses for share-based payments based on the instruments fair value on the date of grant.  The fair value of stock awards is based on the Corporation’s stock price.  Share-based compensation expense is recognized over the service period, generally defined as the vesting period.

Stock-based awards were made to non-employee directors in May 2019 pursuant to First United Corporation’s director compensation policy.  Each director receives an annual retainer of 1,000 shares of First United Corporation common stock, plus $10,000 to be paid, at the director’s election, in cash or additional shares of common stock.  In 2019, a total of 14,641 fully-vested shares of common stock were issued to directors, which had a grant date fair market value of $18.30 per share.  Director stock compensation expense was $267,577 for the year ended December 31, 2019 and $249,324 for the year ended December 31, 2018.

Stock Repurchases

Under the Maryland General Corporation Law, shares of capital stock that are repurchased are cancelled and treated as authorized but unissued shares.  When a share of capital stock is repurchased, the payment of the repurchase price reduces stated capital by the par value of that share (currently, $0.01 for common stock and $0.00 for preferred stock), and any excess over par value reduces capital surplus.  There were no stock repurchases in 2019 and 2018.

Adoption of New Accounting Standards and Effects of New Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  ASU 2016-02 is intended to improve financial reporting about leasing transactions by requiring organizations that lease assets – referred to as “lessees” – to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases.  From the lessee’s perspective, the new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for lessees. The guidance also eliminates the current real estate-specific provision and changes the guidance on sale-leaseback transactions, initial direct costs and lease executory costs. With respect to lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. All entities will classify leases to determine how to recognize lease-related revenue and expense. In applying this guidance, entities will also need to determine whether an arrangement contains a lease or service agreement. Disclosures are required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.  The amendments will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases.  ASU 2016-02 is effective for the Corporation for annual and interim periods after December 15, 2018.  The Corporation adopted ASU 2016-02 effective January 1, 2019.  See Note 10 for additional details.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation, Improvements to Nonemployee Share-Based Payment Accounting.  ASU 2018-07 was issued to require share-based payment transactions for acquiring goods and services from nonemployees be accounted for under the same guidance as those issued to employees.  Among other things, the guidance requires non-employee share-based payments be measured at grant-date fair value of the equity instrument received.  The Corporation adopted this guidance effective January 1, 2019.  There was no effect on the consolidated financial statements upon adoption.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  ASU 2016-13 introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments.  It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchases financial assets with credit deterioration since their origination.  The new model referred to as current expected credit losses (“CECL”) model, will apply to: (a) financial assets subject to credit losses and measured at amortized cost; and (b) certain off-balance sheet credit exposures.  This includes loans, held to maturity debt securities, loan commitments, financial guarantees and net investments in leases as well as reinsurance and trade receivables.  The estimate of expected credit losses should consider historical information, current information, and supportable forecasts, including estimates of prepayments.  ASU 2016-13 was originally effective for the SEC filers for annual periods beginning after December 15, 2019, and interim periods within those annual periods.  In November 2019, the FASB approved a delay of the required implementation date of ASU No. 2016-13 for smaller reporting companies, as defined by the SEC, and other non-SEC reporting entities, including the Corporation, resulting in a required implementation date for the Corporation of January 1, 2023.

In January 2017, the FASB issued ASU 2017-04, Intangibles- Goodwill and Other (Topic 350):  Simplifying the Test for Goodwill Impairment.  ASU 2017-04 simplifies the accounting for goodwill impairments by eliminating step 2 from the goodwill impairment test.  Instead, if “the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.”  The ASU does not change the qualitative assessment, however, it removes the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform step 2 of the goodwill impairment test.  ASU 2017-04 is effective for the Corporation for annual periods beginning after December 15, 2019, and interim periods within those annual periods.  The Corporation early adopted the provisions of ASU 2017-04 effective December 31, 2019.  This adoption did not have an impact on the Corporation's financial condition or results of operations.

2. Earnings Per Common Share

Basic earnings per common share is derived by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents.  Diluted earnings per share is derived by dividing net income available to common shareholders by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents.  There were no common stock equivalents at December 31, 2019 or December 31, 2018.

The following table sets forth the calculation of basic and diluted earnings per common share for the years ended December 31, 2019 and 2018:

	2019			2018
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Income	Shares	Amount
Basic and Diluted Earnings Per Share:

Net income	$13,129	7,101	$1.85	$10,667	7,079	$1.51

3. Net Gains

The following table summarizes the gain/(loss) activity for the years ended December 31, 2019 and 2018:

(in thousands)	2019	2018
Net gains/(losses):
Available-for-sale securities:
Realized gains	$75	$151
Realized losses	(75)	(38)
Gain on sale of consumer loans	150	88
Loss on disposal of fixed assets	(3)	(74)
Net gains	$147	$127

4. Regulatory Capital Requirements

We require capital to fund loans, satisfy our obligations under the Bank’s letters of credit, meet the deposit withdrawal demands of the Bank’s customers, and satisfy our other monetary obligations.  To the extent that deposits are not adequate to fund our capital requirements, we can rely on a number of funding sources, including an unsecured Fed Funds lines of credit with upstream correspondent banks; secured advances with the FHLB of Atlanta, which are collateralized by eligible one to four family residential mortgage loans, home equity lines of credit, commercial real estate loans, and various securities.  Cash may also be pledged as collateral.  In addition, First United Corporation has a secured line of credit with the Fed Discount Window for use in borrowing funds up to 90 days, using municipal securities as collateral; brokered deposits, including CDs and money market funds; and One Way Buy CDARS/ ICS funding, which is a form of brokered deposits that has become a viable supplement to brokered deposits obtained directly. At December 31, 2019, the Bank had $115.0 million available through unsecured lines of credit with correspondent banks, $2.1 million through a secured line of credit with the Fed Discount Window and approximately $143.7 million at the FHLB.  Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our ability to meet our future capital requirements.

The following table presents our capital ratios for years ended December 31, 2019 and 2018:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
Total Capital (to risk-weighted assets)
Consolidated	$182,941	16.29%	$89,837	8.00%	$112,296	10.00%
First United Bank & Trust	169,943	15.60%	87,159	8.00%	108,948	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated	170,326	15.17%	67,378	6.00%	89,837	8.00%
First United Bank & Trust	157,328	14.44%	65,369	6.00%	87,159	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated	143,614	12.79%	50,533	4.50%	72,992	6.50%
First United Bank & Trust	157,328	14.44%	49,027	4.50%	70,817	6.50%
Tier 1 Capital (to average assets)
Consolidated	170,326	11.77%	57,491	4.00%	71,864	5.00%
First United Bank & Trust	157,328	10.99%	56,729	4.00%	70,912	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018
Total Capital (to risk-weighted assets)
Consolidated	$169,905	15.91%	$85,431	8.00%	$106,789	10.00%
First United Bank & Trust	157,631	15.43%	81,729	8.00%	102,162	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated	158,795	14.87%	64,073	6.00%	85,431	8.00%
First United Bank & Trust	146,521	14.35%	61,297	6.00%	81,729	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated	132,938	12.45%	48,055	4.50%	69,413	6.50%
First United Bank & Trust	146,521	14.35%	45,973	4.50%	66,405	6.50%
Tier 1 Capital (to average assets)
Consolidated	158,795	11.47%	55,136	4.00%	68,920	5.00%
First United Bank & Trust	146,521	10.70%	54,338	4.00%	67,922	5.00%

As of December 31, 2019 and 2018, the most recent notifications from the regulators categorized First United Corporation and the Bank as “well capitalized” under the regulatory framework for prompt corrective action.  The consolidated total risk-based capital ratios include $30.9 million of First United Corporation’s junior subordinated debentures (“TPS Debentures”) which qualified as Tier 1 capital at December 31, 2019 under guidance issued by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).

At the Bank level, the ratios increased when comparing December 31, 2019 to December 31, 2018.  At December 31, 2019, we were in compliance with the requirements.

5. Cash and Cash Equivalents

Cash and due from banks, which represents vault cash in the retail offices and invested cash balances at the Federal Reserve, is carried at fair value.

(in thousands)	December 31, 2019	December 31, 2018
Cash and due from banks, weighted average interest rate of 2.45% (at December 31, 2019)	$48,512	$22,187

Interest bearing deposits in banks, which represent funds invested at a correspondent bank, are carried at fair value and, as of December 31, 2019 and 2018, consisted of daily funds invested at the FHLB of Atlanta, and M&T Bank (“M&T”).  In addition, at December 31, 2019, cash was pledged at Raymond James for the interest rate swap.

(in thousands)	December 31, 2019	December 31, 2018
FHLB daily investments, interest rate of 1.43% (at December 31, 2019)	$467	$338
M&T daily investments, interest rate of 0.15% (at December 31, 2018)	—	1,016
Raymond James pledged cash, interest rate of 1.55% (at December 31, 2019)	1,000	—
	$1,467	$1,354

6. Investment Securities

The following table shows a comparison of amortized cost and fair values of investment securities at December 31, 2019 and 2018:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCL
December 31, 2019
Available for Sale:
U.S. government agencies	$39,987	$—	$93	$39,894	$—
Residential mortgage-backed agencies	4,917	—	17	4,900	—
Commercial mortgage-backed agencies	27,634	222	92	27,764	—
Collateralized mortgage obligations	29,903	129	109	29,923	—
Obligations of states and political subdivisions	14,124	346	—	14,470	—
Collateralized debt obligations	18,443	—	4,089	14,354	(2,835)
Total available for sale	$135,008	$697	$4,400	$131,305	$(2,835)
Held to Maturity:
U.S. government agencies	$16,164	$659	$—	$16,823	$—
Residential mortgage-backed agencies	42,939	469	155	43,253	—
Commercial mortgage-backed agencies	15,521	344	—	15,865	—
Collateralized mortgage obligations	3,140	3	—	3,143	—
Obligations of states and political subdivisions	16,215	5,357	—	21,572	—
Total held to maturity	$93,979	$6,832	$155	$100,656	$—

December 31, 2018
Available for Sale:
U.S. government agencies	$30,000	$—	$974	$29,026	$—
Commercial mortgage-backed agencies	39,013	—	1,261	37,752	—
Collateralized mortgage obligations	36,669	—	965	35,704	—
Obligations of states and political subdivisions	20,083	132	333	19,882	—
Collateralized debt obligations	18,358	—	3,081	15,277	(1,966)
Total available for sale	$144,123	$132	$6,614	$137,641	(1,966)
Held to Maturity:
U.S. government agencies	$16,017	$120	$—	$16,137	$—
Residential mortgage-backed agencies	46,491	6	1,287	45,210	—
Commercial mortgage-backed agencies	15,821	75	68	15,828	—
Collateralized mortgage obligations	3,761	—	156	3,605	—
Obligations of states and political subdivisions	11,920	1,156	96	12,980	—
Total held to maturity	$94,010	$1,357	$1,607	$93,760	$—

Proceeds from sales of available-for-sale securities and the realized gains and losses for the years ended December 31, 2019 and 2018 are as follows:

(in thousands)	2019	2018
Proceeds	$21,872	$2,005
Realized gains	75	151
Realized losses	75	38

The following table shows the Corporation’s securities with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized position, at December 31, 2019 and 2018:

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrealized Losses	Number of Investments	Fair Value	Unrealized Losses	Number of Investments
December 31, 2019
Available for Sale:
U.S. government agencies	$24,907	$80	3	$14,987	$13	3
Residential mortgage-backed agencies	4,900	17	1	—	—	—
Commercial mortgage-backed agencies	4,623	37	2	5,793	55	3
Collateralized mortgage obligations	—	—	—	35,472	109	1
Collateralized debt obligations	—	—	—	14,353	4,089	9
Total available for sale	$34,430	$134	6	$70,605	$4,266	16
Held to Maturity:
Residential mortgage-backed agencies	$2,722	$6	3	$9,486	$149	12
Total held to maturity	$2,722	$6	3	$9,486	$149	12
December 31, 2018
Available for Sale:
U.S. government agencies	$—	$—	—	$29,026	$974	5
Commercial mortgage-backed agencies	—	—	—	37,752	1,261	8
Collateralized mortgage obligations	232	1	1	35,472	964	8
Obligations of states and political subdivisions	3,310	48	5	11,068	285	8
Collateralized debt obligations	5,987	438	4	9,290	2,643	5
Total available for sale	$9,529	$487	10	$122,608	$6,127	34
Held to Maturity:
Residential mortgage-backed agencies	$3,605	$51	2	$41,448	$1,236	29
Commercial mortgage-backed agencies	—	—	—	7,656	68	1
Collateralized mortgage obligations	—	—	—	3,605	156	1
Obligations of states and political subdivisions	—	—	—	2,199	96	1
Total held to maturity	$3,605	$51	2	$54,908	$1,556	32

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

Management believes that the valuation of certain securities is a critical accounting policy that requires significant estimates in preparation of its consolidated financial statements.  Management utilizes an independent third party to prepare both the impairment valuations and fair value determinations for its collateralized debt obligation (“CDO“) portfolio consisting of pooled trust preferred securities.  Management performs due diligence on the third-party processes and believes that it has an adequate understanding of the analysis, assumptions and methodology used by the third party to prepare the fair value determination and the OTTI evaluation. Management reviews the qualifications of the third party and believes they are qualified to provide the analysis and pricing determinations. Quarterly, management reviews the third party’s detailed assumptions and analyzes its projected discounted present value results for reasonableness and consistency with the trend of prior projections. Annually, management performs stress tests of the assumptions used in the third party models and performs back tests of the assumptions and prepayment projections to validate the impairment model results. As a result of its due diligence process, management believes that the fair value presented and the OTTI recognized are appropriate.  A total of $3.0 million in impairment losses was realized during the time period 2009 through 2011 on the CDO portfolio remaining at December 31, 2019.  Due to the prior credit impairment, the securities in this portfolio have continued to be evaluated to determine whether any additional OTTI has occurred.  Based on management’s review of the third-party evaluations, management believes that there were no material differences in the relative valuations between December 31, 2019 and December 31, 2018.

Due to the duration and market value decline in the pooled trust preferred securities held in our portfolio, we performed more extensive testing on these securities for purposes of evaluating whether or not OTTI has occurred.

The market for these securities as of December 31, 2019 as well as the market for similar securities saw limited activity.  The inactivity was evidenced by a decrease in the volume of trades relative to historical levels due to limited supply. In addition, the securities that traded were typically more senior in the capital structure. The new issue market is also inactive, as no new CDOs have been issued since 2007. There are currently very few market participants who are willing to effect transactions in these securities.  The market values for these securities, or any securities other than those issued or guaranteed by the Treasury, are depressed relative to historical levels.  In the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue.  Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (i) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at either December 31, 2018 or 2019, (ii) an income valuation approach technique (i.e. present value) that maximizes the use of relevant unobservable inputs and minimizes the use of observable inputs will be equally or more representative of fair value than a market approach, and (iii) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management utilizes an independent third party to prepare both the evaluations of OTTI and the fair value determinations for the CDO portfolio.  Management does not believe that there were any material differences in the OTTI evaluations and pricing between December 31, 2018 and December 31, 2019.

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

On December 10, 2013, to implement Section 619 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Treasury, the federal banking regulators including FDIC, and the SEC adopted the Volcker Rule.  The Volcker Rule prohibits a banking institution from acquiring or retaining an “ownership interest” in a “covered fund”.  A “covered fund” is (i) an entity that would be an investment company under the Investment Company Act of 1940, as amended, but for the exemptions contained in Section 3(c)(1) or Section 3(c)(7) of that Act, (ii) a commodity pool with certain characteristics, and/or (iii) a non-US entity with certain characteristics that is sponsored or owned by a banking entity located or organized in the US.  The term “ownership interest” is defined as “any equity, partnership, or other similar interest.”  On January 14, 2014, the federal banking agencies adopted a final interim rule that exempts CDOs from the scope of the Volcker Rule if they were issued in offerings in which, among other things, the proceeds were used primarily to purchase securities issued by depository institutions and their affiliates.  In connection with that final interim rule, the agencies published a non-exclusive list of exempt offerings.  All of the CDOs included in the Corporation’s investment portfolio at December 31, 2019 were exempt.

The following table presents a cumulative roll-forward of the amount of non-cash OTTI charges related to credit losses which have been recognized in earnings for the trust preferred securities in the CDO portfolio held and not intended to be sold for the years ended December 31, 2019 and 2018:

(in thousands)	2019	2018
Balance of credit-related OTTI at January 1	$2,646	$2,958
Reduction for increases in cash flows expected to be collected	(200)	(312)
Balance of credit-related OTTI at December 31	$2,446	$2,646

The amortized cost and estimated fair value of securities by contractual maturity at December 31, 2019 are shown in the following table.  Actual maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(in thousands)	Amortized Cost	Fair Value
Contractual Maturity
Available for sale:
Due after one year through five years	19,457	19,485
Due after five years through ten years	25,245	25,170
Due after ten years	27,852	24,063
	72,554	68,718
Residential mortgage-backed agencies	4,917	4,900
Commercial mortgage-backed agencies	27,634	27,764
Collateralized mortgage obligations	29,903	29,923
Total available for sale	$135,008	$131,305
Held to Maturity:
Due after one year through five years	$16,164	$16,823
Due after ten years	16,215	21,572
	32,379	38,395
Residential mortgage-backed agencies	42,939	43,253
Commercial mortgage-backed agencies	15,521	15,865
Collateralized mortgage obligations	3,140	3,143
Total held to maturity	$93,979	$100,656

At December 31, 2019 and 2018, investment securities with a value of $136.6 million and $123.2 million, respectively, were pledged as permitted or required to secure public deposits, for securities sold under agreements to repurchase as required or permitted by law and as collateral for borrowing capacity.

7. Loans and Related Allowance for Loan Losses

The following table summarizes the primary segments of the loan portfolio as of December 31, 2019 and December 31, 2018:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
December 31, 2019
Individually evaluated for impairment	$3,179	$8,570	$30	$3,391	$4	$15,174
Collectively evaluated for impairment	$332,325	$109,320	$122,322	$436,782	$36,195	$1,036,944
Total loans	$335,504	$117,890	$122,352	$440,173	$36,199	$1,052,118
December 31, 2018
Individually evaluated for impairment	$5,239	$693	$17	$4,616	$10	$10,575
Collectively evaluated for impairment	$301,682	$117,667	$111,449	$432,291	$34,050	$997,139
Total loans	$306,921	$118,360	$111,466	$436,907	$34,060	$1,007,714

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

(in thousands)	2019
Balance at January 1	$8,949
Loans or advances	5,046
Repayments	(4,518)
Balance at December 31	$9,477

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention and Substandard.  There were no loans classified as Doubtful within the internal risk rating system as of December 31, 2019 and 2018:

(in thousands)	Pass	Special Mention	Substandard	Total
December 31, 2019
Commercial real estate
Non owner-occupied	$164,584	$2,765	$1,864	$169,213
All other CRE	157,407	6,556	2,328	166,291
Acquisition and development
1-4 family residential construction	10,781	—	—	10,781
All other A&D	98,823	18	8,268	107,109
Commercial and industrial	116,221	2,896	3,235	122,352
Residential mortgage
Residential mortgage - term	365,899	59	5,597	371,555
Residential mortgage – home equity	67,143	139	1,336	68,618
Consumer	36,047	4	148	36,199
Total	$1,016,905	$12,437	$22,776	$1,052,118
December 31, 2018
Commercial real estate
Non owner-occupied	$145,260	$2,904	$2,348	$150,512
All other CRE	149,076	1,752	5,581	156,409
Acquisition and development
1-4 family residential construction	16,003	—	—	16,003
All other A&D	94,428	7,378	551	102,357
Commercial and industrial	107,174	3,703	589	111,466
Residential mortgage
Residential mortgage - term	359,305	—	4,703	364,008
Residential mortgage – home equity	71,666	143	1,090	72,899
Consumer	33,952	4	104	34,060
Total	$976,864	$15,884	$14,966	$1,007,714

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

The increase in substandard loans was primarily due to one large A&D loan totaling $8.0 million.  This loan is a participation development loan originally booked in 2013, which entered into a forbearance agreement in the first quarter 2019.

The following table presents the classes of the loan portfolio at December 31, 2019 and December 31, 2018, summarized by the aging categories of performing loans and non-accrual loans:

(in thousands)	Current	30-59 Day Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due and still accruing	Non- Accrual	Total Loans
December 31, 2019
Commercial real estate
Non owner-occupied	$169,180	$—	$—	$—	$—	$33	$169,213
All other CRE	165,289	—	355	—	355	647	166,291
Acquisition and development
1-4 family residential construction	10,781	—	—	—	—	—	10,781
All other A&D	98,916	—	—	135	135	8,058	107,109
Commercial and industrial	122,050	272	—	—	272	30	122,352
Residential mortgage
Residential mortgage - term	368,631	267	967	471	1,705	1,219	371,555
Residential mortgage – home equity	67,121	288	286	65	639	858	68,618
Consumer	35,834	261	46	54	361	4	36,199
Total	$1,037,802	$1,088	$1,654	$725	$3,467	$10,849	$1,052,118
December 31, 2018
Commercial real estate
Non owner-occupied	$150,339	$—	$—	$—	$—	$173	$150,512
All other CRE	153,977	464	—	—	464	1,968	156,409
Acquisition and development
1-4 family residential construction	16,003	—	—	—	—	—	16,003
All other A&D	94,540	197	7,411	62	7,670	147	102,357
Commercial and industrial	111,436	29	1	—	30	—	111,466
Residential mortgage
Residential mortgage - term	360,073	302	1,359	363	2,024	1,911	364,008
Residential mortgage – home equity	71,611	461	114	—	575	713	72,899
Consumer	33,832	140	73	5	218	10	34,060
Total	$991,811	$1,593	$8,958	$430	$10,981	$4,922	$1,007,714

Non-accrual loans which have been subject to a partial charge-off totaled $.1 million at December 31, 2019, compared to $.3 million at December 31, 2018.  The amount of loans secured by 1-4 family residential real estate properties in the process of foreclosure was $.1 million at December 31, 2019 and $.3 million at December 31, 2018.

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

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
December 31, 2019
Individually evaluated for impairment	$9	$2,142	$—	$22	$—	$—	$2,173
Collectively evaluated for impairment	$2,873	$1,532	$1,341	$3,806	$312	$500	$10,364
Total ALL	$2,882	$3,674	$1,341	$3,828	$312	$500	$12,537
December 31, 2018
Individually evaluated for impairment	$13	$25	$—	$106	$—	$—	$144
Collectively evaluated for impairment	$2,767	$1,696	$1,187	$4,438	$315	$500	$10,903
Total ALL	$2,780	$1,721	$1,187	$4,544	$315	$500	$11,047

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

The following table presents impaired loans by class, at December 31, 2019 and December 31, 2018, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
(in thousands)	Recorded Investment	Related Allowances	Recorded Investment	Recorded Investment	Unpaid Principal Balance
December 31, 2019
Commercial real estate
Non owner-occupied	$116	$9	$33	$149	$8,224
All other CRE	—	—	3,030	3,030	3,030
Acquisition and development
1-4 family residential construction	—	—	291	291	291
All other A&D	8,219	2,142	60	8,279	8,340
Commercial and industrial	—	—	30	30	2,266
Residential mortgage
Residential mortgage - term	865	22	1,668	2,533	2,724
Residential mortgage – home equity	—	—	858	858	986
Consumer	—	—	4	4	4
Total impaired loans	$9,200	$2,173	$5,974	$15,174	$25,865
December 31, 2018
Commercial real estate
Non owner-occupied	$121	$13	$173	$294	$8,488
All other CRE	—	—	4,945	4,945	4,945
Acquisition and development
1-4 family residential construction	—	—	316	316	316
All other A&D	230	25	147	377	525
Commercial and industrial	—	—	17	17	2,231
Residential mortgage
Residential mortgage - term	993	106	2,910	3,903	4,130
Residential mortgage – home equity	—	—	713	713	726
Consumer	—	—	10	10	10
Total impaired loans	$1,344	$144	$9,231	$10,575	$21,371

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

Activity in the ALL is presented for the years ended December 31, 2019 and December 31, 2018:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
ALL balance at January 1, 2019	$2,780	$1,721	$1,187	$4,544	$315	$500	$11,047
Charge-offs	(41)	(29)	(126)	(200)	(320)	—	(716)
Recoveries	150	165	77	347	147	—	886
Provision	(7)	1,817	203	(863)	170	—	1,320
ALL balance at December 31, 2019	$2,882	$3,674	$1,341	$3,828	$312	$500	$12,537
ALL balance at January 1, 2018	$3,699	$1,257	$869	$3,444	$203	$500	$9,972
Charge-offs	(1,298)	(170)	(32)	(368)	(422)	—	(2,290)
Recoveries	319	344	89	353	149	—	1,254
Provision	60	290	261	1,115	385	—	2,111
ALL balance at December 31, 2018	$2,780	$1,721	$1,187	$4,544	$315	$500	$11,047

The ALL is based on estimates, and actual losses will vary from current estimates.   Management believes that the granularity of the homogeneous pools and the related historical loss ratios and other qualitative factors, as well as the consistency in the application of assumptions, result in an ALL that is representative of the risk found in the components of the portfolio at any given date.

The following table presents the average recorded investment in impaired loans and related interest income recognized for the years ended December 31, 2019 and 2018:

	2019			2018
(in thousands)	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis
Commercial real estate
Non owner-occupied	$222	$12	$—	$1,432	$12	$66
All other CRE	4,322	149	73	5,385	195	59
Acquisition and development
1-4 family residential construction	244	11	—	443	24	—
All other A&D	6,505	19	—	355	12	—
Commercial and industrial	26	—	—	265	13	—
Residential mortgage
Residential mortgage - term	2,971	96	10	3,632	124	2
Residential mortgage – home equity	870	—	4	611	—	7
Consumer	10	—	—	22	—	—
Total	$15,170	$287	$87	$12,145	$380	$134

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

There were 15 loans totaling $4.2 million and 16 loans totaling $4.9 million that were classified as TDRs at December 31, 2019 and December 31, 2018, respectively.  The following table presents the volume and recorded investment at the time of modification of TDRs by class and type of modification that occurred during the periods indicated:

	Temporary Rate Modification		Extension of Maturity		Modification of Payment and Other Terms
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
For the year ended December 31, 2019
Commercial real estate
Non owner-occupied	—	$—	—	$—	—	$—
All other CRE	—	—	—	—	—	—
Acquisition and development
1-4 family residential construction	—	—	—	—	—	—
All other A&D	—	—	—	—	1	227
Commercial and industrial	—	—	—	—	—	—
Residential mortgage
Residential mortgage – term	2	244	—	—	1	243
Residential mortgage – home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	2	$244	—	$—	2	$470
For the year ended December 31, 2018
Commercial real estate
Non owner-occupied	—	$—	—	$—	3	$358
All other CRE	—	—	1	179	—	—
Acquisition and development
1-4 family residential construction	—	—	1	387	—	—
All other A&D	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Residential mortgage
Residential mortgage – term	—	—	—	—	1	435
Residential mortgage – home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	—	$—	2	$566	4	$793

During the year ended December 31, 2019, there were two new TDRs totaling $.2 million, and two existing TDRs that had reached their original modification maturity were re-modified.  These re-modifications did not impact the ALL.

During the year ended December 31, 2019, there were no payment defaults.  There were no additional funds committed to be advanced in connection with TDRs at December 31, 2019 or 2018.

8. Other Real Estate Owned

The following table presents the components of OREO, net of related valuation allowance, as of December 31, 2019 and 2018:

(in thousands)	2019	2018
Commercial real estate	$2,256	$2,599
Acquisition and development	1,780	3,218
Commercial & Industrial	—	24
Residential mortgage	91	757
Total OREO	$4,127	$6,598

The following table presents the activity in the OREO valuation allowance for the years ended December 31, 2019 and 2018:

(in thousands)	2019	2018
Balance January 1	$1,988	$2,740
Fair value write-down	1,459	1,356
Sales of OREO	(1,657)	(2,108)
Balance December 31	$1,790	$1,988

The following table presents the components of OREO expenses, net, for the years ended December 31, 2019 and 2018:

(in thousands)	2019	2018
Gains on real estate, net	$(160)	$(260)
Fair value write-down	1,459	1,356
Expenses, net	319	486
Rental and other income	(76)	(126)
Total OREO expenses, net	$1,542	$1,456

9.  Premises and Equipment

The following table presents the components of premises and equipment at December 31, 2019 and 2018:

(in thousands)	2019	2018
Land	$7,035	$7,035
Land Improvements	1,389	1,343
Premises	33,996	30,848
Furniture and Equipment	18,443	20,702
Capital Lease	—	534
	60,863	60,462
Less accumulated depreciation	(22,153)	(22,607)
Total	$38,710	$37,855

The Corporation recorded depreciation expense of $3.1 million in 2019 and $2.4 million in 2018.

10. Leases

On January 1, 2019, the Corporation adopted ASU 2016-02, “Leases” (Topic 842) and all subsequent ASUs that modified Topic 842. The adoption of Topic 842 affected the accounting treatment for operating lease agreements in which the Corporation is the lessee.

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

(in thousands)	December 31, 2019
Lease Right-of Use Assets
Operating lease right-of-use assets	$2,661
Lease Liabilities
Operating lease liabilities	$3,239

In calculating the present value of the lease payments, the Corporation has utilized its incremental borrowing rate based on electing the original lease term to account for each lease component.

The following table presents the weighted-average lease term and discount rate for operating leases at December 31, 2019:

December 31, 2019
Weighted-average remaining lease term
Operating leases	8.65 years
Weighted-average discount rate

Operating leases	5.08%

The Corporation elected, for all classes of underlying assets, to separate lease and non-lease components.  Total operating lease expense for the year ended December 31, 2019 was $.5 million.  Short-term lease expense was $46 thousand for the year ended December 31, 2019.

Future minimum payments for operating leases with initial or remaining terms of one year or more at December 31, 2019 were as follows:

(in thousands)
2020	$467
2021	485
2022	492
2023	426
2024	398
Thereafter	1,778
Total future minimum lease payments	4,046
Amounts representing interest	(807)
Present value of net future minimum lease payments	$3,239

11. Deposits

The aggregate amount of time deposits in denomination of $250,000 or more was $93.6 million at December 31, 2019 and $99.1 million at December 31, 2018.  The aggregate amount of time deposits with a minimum denomination of $100,000 was $157.7 million and $152.3 million at December 31, 2019 and 2018, respectively.  At December 31, 2019, $.3 million of deposit overdrafts were re-classified as loans.

The following is a summary of the scheduled maturities of all time deposits as of December 31, 2019 (in thousands):

2020	$114,234
2021	81,279
2022	47,811
2023	7,214
2024	3,352
Thereafter	—
Total	$253,890

In the ordinary course of business, executive officers and directors of the Corporation, including their families and companies in which certain directors are principal owners, were deposit customers of the Bank.  Pursuant to the Bank’s policies, such deposits are on the same terms as those prevailing at the time for comparable deposits with persons who are not related to the Corporation.   At December 31, 2019, executive officers and directors had approximately $7.8 million in deposits with the Bank compared to $6.2 million at December 31, 2018.

12. Borrowed Funds

The following is a summary of short-term borrowings at December 31, 2019 and 2018 with original maturities of less than one year:

(Dollars in thousands)	2019	2018
Overnight borrowings, weighted average interest rate of 2.70% at December 31, 2018	$—	$40,000
Securities sold under agreements to repurchase:
Outstanding at end of year	$48,728	$37,707
Weighted average interest rate at year end	0.23%	0.24%
Maximum amount outstanding as of any month end	$50,345	$55,648
Average amount outstanding	$39,778	$44,045
Approximate weighted average rate during the year	0.28%	0.20%

At December 31, 2019, the repurchase agreements were secured by $58.3 million in investment securities.

The following is a summary of long-term borrowings at December 31, 2019 and 2018 with original maturities exceeding one year:

(In thousands)	2019	2018
FHLB advances, bearing fixed interest rates ranging from 2.17% to 3.34% at December 31, 2019	$70,000	$70,000
Junior subordinated debt, bearing variable interest rate of 4.65% at December 31, 2019	30,929	30,929
Total long-term debt	$100,929	$100,929

At December 31, 2019, the long-term FHLB advances were secured by $213.7 million in loans.

The contractual maturities of long-term borrowings at December 31, 2019 and 2018 are as follows:

	2019			2018
	Fixed	Floating
(in thousands)	Rate	Rate	Total	Total
Due in 2020	$—	$—	$—	$20,000
Due in 2021	20,000	—	20,000	30,000
Due in 2022	—	—	—	20,000
Due in 2023	30,000	—	30,000	—
Due in 2024	20,000	—	20,000	—
Thereafter	—	30,929	30,929	30,929
Total long-term debt	$70,000	$30,929	$100,929	$100,929

The Bank has a borrowing capacity agreement with the FHLB in an amount equal to 30% of the Bank’s assets.  At December 31, 2019, the available line of credit equaled $427.0 million.  This line of credit, which can be used for both short and long-term funding, can only be utilized to the extent of available collateral.  The line is secured by certain qualified mortgage, commercial and home equity loans and investment securities as follows (in thousands):

1-4 family mortgage loans	$154,300
Commercial loans	31,735
Multi-family loans	4,434
Home equity loans	23,278
$213,747

At December 31, 2019, $143.7 million was available for additional borrowings.

The Bank also has various unsecured lines of credit totaling $115.0 million with various financial institutions and a $ 2.1 million secured line with the Federal Reserve to meet daily liquidity requirements.  At December 31, 2019, there were no borrowings under these credit facilities.  In addition, there was approximately $113.2 million of available funding through brokered money market funds at December 31, 2019.

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

$20.6 million—floating rate payable quarterly based on three-month LIBOR plus 275 basis points (4.65% at December 31, 2019), maturing in 2034, became redeemable five years after issuance at First United Corporation’s option.

$10.3 million--floating rate payable quarterly based on three-month LIBOR plus 275 basis points (4.65% at December 31, 2019) maturing in 2034, became redeemable five years after issuance at First United Corporation’s option.

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

14. Goodwill

ASC Topic 350, Intangibles - Goodwill and Other, establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill.  The $11.0 million in recorded goodwill at December 31, 2019 is related to the Bank’s 2003 acquisition of Huntington National Bank branches and is not subject to periodic amortization, but evaluated annually for impairment.

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

At December 31, 2019, the date of the Corporation’s annual impairment evaluation, the estimated fair value of the Corporation, as determined by the price of its common stock, exceeded the carrying amount of the Corporation’s common equity.  Based on this analysis, management concluded that the recorded value of goodwill at December 31, 2019 was not impaired.   However, future changes in strategy and/or market conditions could significantly impact this conclusion and require adjustments to recorded asset balances.  Management will continue to evaluate goodwill for impairment on an annual basis and as events occur or circumstances change.

15. Variable Interest Entities

As noted in Note 13, First United Corporation created the Trusts for the purposes of raising regulatory capital through the sale of mandatorily redeemable preferred capital securities to third party investors and common equity interests to First United Corporation.  The Trusts are considered VIEs, but are not consolidated because First United Corporation is not the primary beneficiary of the Trusts.  At December 31, 2019, the Corporation reported all of the $30.9 million of TPS Debentures issued in connection with these offerings as long-term borrowings, and it reported its $.9 million equity interest in the Trusts as “Other Assets”.

In November 2009, the Bank became a 99.99% limited partner in Liberty Mews.  Liberty Mews was financed with a total of $10.6 million of funding, including a $6.1 million equity contribution from the Bank as the limited partner. Liberty Mews used the proceeds from these sources to purchase land and construct thereon a 36-unit low income housing rental complex at a total cost of $10.6 million.  The total assets of Liberty Mews were $8.0 million at December 31, 2019 and $8.2 million at December 31, 2018.

Through December 31, 2019, the Bank had made contributions to Liberty Mews totaling $6.1 million.  The project for which Liberty Mews was formed was completed in June 2011, and the Bank is entitled to $8.4 million in federal investment tax credits over a 10-year period as long as certain qualifying hurdles are maintained.  The Bank will also receive the benefit of tax operating losses from

Liberty Mews the extent of its capital contribution. The investment in Liberty Mews assists the Bank in achieving its community reinvestment initiatives.

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

The Corporation’s tax expense for the year ended December 31, 2019 was approximately $.8 million lower than for 2018 as a result of the impact of the tax credits and the tax losses relating to the partnership.

At December 31, 2019 and December 31, 2018, the Corporation included the Bank’s total investment in Liberty Mews in “Other Assets” in its Consolidated Statements of Financial Condition.  As of December 31, 2019, the Corporation’s commitment in Liberty Mews is fully funded.  The following table presents details of the Bank’s involvement with Liberty Mews at the dates indicated:

(In thousands)	2019	2018
Investment in LIHTC Partnership
Carrying amount on Balance Sheet of:
Investment (Other Assets)	$1,115	$1,860
Maximum exposure to loss	1,115	1,860

16. Accumulated Other Comprehensive Loss (“AOCL”)

The following table presents the changes in each component of accumulated other comprehensive loss for the years ended December 31, 2019 and 2018:

(in thousands)	Investment securities- with OTTI AFS	Investment securities- all other AFS	Investment securities- HTM	Cash Flow Hedge	Pension Plan	SERP	Total
Accumulated OCL, net:
Balance - January 1, 2018	$(2,939)	$(2,979)	$(1,347)	$582	$(17,066)	$(844)	$(24,593)
Other comprehensive income/(loss) before reclassifications	1,194	(540)	—	191	(1,833)	202	(786)
Amounts reclassified from accumulated other comprehensive loss	(154)	(82)	216	—	882	114	976
Balance - December 31, 2018	$(1,899)	$(3,601)	$(1,131)	$773	$(18,017)	$(528)	$(24,403)
Other comprehensive income/(loss) before reclassifications	(497)	2,748	—	(858)	(3,189)	(730)	(2,526)
Amounts reclassified from accumulated other comprehensive loss	(146)	—	232	—	789	83	958
Balance - December 31, 2019	$(2,542)	$(853)	$(899)	$(85)	$(20,417)	$(1,175)	$(25,971)

The following tables present the components of other comprehensive income/(loss) for the years ended December 31, 2019 and 2018:

Components of Other Comprehensive Loss (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the year ended December 31, 2019
Available for sale (AFS) securities with OTTI:
Unrealized holding losses	$(679)	$182	$(497)
Less: accretable yield recognized in income	200	(54)	146
Net unrealized losses on investments with OTTI	(879)	236	(643)
Available for sale securities – all other:
Unrealized holding gains	3,753	(1,005)	2,748
Net unrealized gains on all other AFS securities	3,753	(1,005)	2,748
Held to maturity securities:
Unrealized holding gains	—	—	—
Less: amortization recognized in income	(317)	85	(232)
Net unrealized gains on HTM securities	317	(85)	232
Cash flow hedges:
Unrealized holding losses	(1,172)	314	(858)
Net unrealized losses on cash flow hedges	(1,172)	314	(858)
Pension Plan:
Unrealized net actuarial loss	(4,355)	1,166	(3,189)
Less: amortization of unrecognized loss	(1,077)	288	(789)
Net pension plan liability adjustment	(3,278)	878	(2,400)
SERP:
Unrealized net actuarial loss	(997)	267	(730)
Less: amortization of unrecognized loss	(116)	31	(85)
Less: amortization of prior service costs	3	(1)	2
Net SERP liability adjustment	(884)	237	(647)
Other comprehensive loss	$(2,143)	$575	$(1,568)

Components of Other Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the year ended December 31, 2018
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$1,638	$(444)	$1,194
Less: accretable yield recognized in income	211	(57)	154
Net unrealized gains on investments with OTTI	1,427	(387)	1,040
Available for sale securities – all other:
Unrealized holding losses	(741)	201	(540)
Less: gains recognized in income	113	(31)	82
Net unrealized losses on all other AFS securities	(854)	232	(622)
Held to maturity securities:
Unrealized holding gains	—	—	—
Less: amortization recognized in income	(296)	80	(216)
Net unrealized gains on HTM securities	296	(80)	216
Cash flow hedges:
Unrealized holding gains	262	(71)	191
Net unrealized gains on cash flow hedges	262	(71)	191
Pension Plan:
Unrealized net actuarial loss	(2,514)	681	(1,833)
Less: amortization of unrecognized loss	(1,200)	325	(875)
Less: amortization of prior service costs	(9)	2	(7)
Net pension plan liability adjustment	(1,305)	354	(951)
SERP:
Unrealized net actuarial gain	277	(75)	202
Less: amortization of unrecognized loss	(159)	43	(116)
Less: amortization of prior service costs	3	(1)	2
Net SERP liability adjustment	433	(117)	316
Other comprehensive income	$259	$(69)	$190

The following tables present the details of accumulated other comprehensive loss components for the years ended December 31, 2019 and 2018:

Details of Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement
(in thousands)	2019	Where Net Income is Presented
Net unrealized losses on investment securities with OTTI:
Accretable Yield	$200	Interest income on taxable investment securities
Taxes	(54)	Provision for Income Tax Expense
	$146	Net of tax
Net unrealized gains on held to maturity investment securities:
Amortization	$(317)	Interest income on taxable investment securities
Taxes	85	Provision for Income Tax Expense
	$(232)	Net of tax
Net pension plan liability adjustment:
Amortization of unrecognized loss	$(1,077)	Other expense
Taxes	288	Provision for Income Tax Expense
	$(789)	Net of tax
Net SERP liability adjustment:
Amortization of unrecognized loss	$(116)	Other expense
Amortization of prior service costs	3	Other expense
Taxes	30	Provision for Income Tax Expense
	$(83)	Net of tax
Total reclassifications for the period	$(958)	Net of tax

Details of Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement
(in thousands)	2018	Where Net Income is Presented
Net unrealized gains on investment securities with OTTI:
Accretable Yield	$211	Interest income on taxable investment securities
Taxes	(57)	Provision for Income Tax Expense
	$154	Net of tax
Net unrealized losses on available for sale investment securities - all other:
Gains on sales	$113	Net gains
Taxes	(31)	Provision for Income Tax Expense
	$82	Net of tax
Net unrealized gains on held to maturity investment securities:
Amortization	$(296)	Interest income on taxable investment securities
Taxes	80	Provision for Income Tax Expense
	$(216)	Net of tax
Net pension plan liability adjustment:
Amortization of unrecognized loss	$(1,200)	Other expense
Amortization of prior service costs	(9)	Other expense
Taxes	327	Provision for Income Tax Expense
	$(882)	Net of tax
Net SERP liability adjustment:
Amortization of unrecognized loss	$(159)	Other expense
Amortization of prior service costs	3	Other expense
Taxes	42	Provision for Income Tax Expense
	$(114)	Net of tax
Total reclassifications for the period	$(976)	Net of tax

17. Income Taxes

The provision for income taxes consists of the following for the years ended December 31, 2019 and 2018:

(In thousands)	2019	2018
Current Tax expense:
Federal	$1,547	$675
State	836	751
	$2,383	$1,426
Deferred tax expense:
Federal	$818	$1,278
State	135	60
	$953	$1,338
Income tax expense for the year	$3,336	$2,764

The reconciliation between the statutory federal income tax rate and effective income tax rate for the years ended December 31, 2019 and 2018 is as follows:

	2019	2018
Federal statutory rate	21.0%	21.0%
Tax-exempt income on securities and loans	(1.4)	(1.6)
Tax-exempt BOLI income	(2.9)	(1.8)
State income tax, net of federal tax benefit	4.8	4.9
Tax credits	(1.5)	(2.1)
Other	0.3	0.2
	20.3%	20.6%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation’s temporary differences as of December 31, 2019 and 2018 are as follows:

(In thousands)	2019	2018
Deferred tax assets:
Allowance for loan losses	$3,357	$2,994
Deferred loan fees	193	163
Deferred compensation	852	740
Federal and state tax loss carry forwards	2,617	2,537
Tax credit carry forwards	1,853	2,606
Unrealized loss on investment securities	1,336	2,193
Pension/SERP	2,412	1,811
Lease liability	840	—
Other than temporary impairment on investment securities	655	717
Other real estate owned	479	539
Other	194	(97)
Total deferred tax assets	14,788	14,203
Valuation allowance	(2,617)	(2,449)
Total deferred tax assets less valuation allowance	12,171	11,754
Deferred tax liabilities:
Amortization of goodwill	(2,315)	(2,537)
Lease right-of-use asset	(720)	—
Pension/SERP	—	—
Depreciation	(1,528)	(1,244)
Other	(167)	(129)
Total deferred tax liabilities	(4,730)	(3,910)
Net deferred tax assets	$7,441	$7,844

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

At December 31, 2019, the Corporation had Maryland net operating losses (“NOL”) of $39.2 million for which a deferred tax asset of $2.6 million has been recorded.  There has been and continues to be a full valuation allowance on these NOLs based on management’s belief that it is more likely than not that these NOLs will not be realized prior to the expiration of their carry-forward periods because the Corporation will not generate sufficient taxable income in the future to fully utilize the NOLs.  The valuation allowance was $2.6 million at December 31, 2019 and $2.4 million at December 31, 2018.

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

In January 2018, the Board approved discretionary contributions to four participants totaling $119,252.  The contributions had a two-year vesting period that ended on December 31, 2019.   The Corporation recorded $59,626 of the related compensation for the years ended December 31, 2019 and 2018. In January 2019, the Board of Directors of First United Corporation approved discretionary contributions to four participants totaling $123,179.  The Corporation recorded $75,152 of related compensation expense for the year ended December 31, 2019.  In January 2020, the Board of Directors approved discretionary contributions to four participants totaling $126,058.  Each discretionary contribution has a two-year vesting period.

The following tables summarize benefit obligation and funded status, plan asset activity, components of net pension cost, and weighted average assumptions for the Pension Plan and the Defined Benefit SERP:

	Pension		Defined Benefit SERP
(in thousands)	2019	2018	2019	2018
Change in Benefit Obligation
Obligation at the beginning of the year	$42,022	$44,975	$7,544	$7,613
Service cost	265	324	120	112
Interest cost	1,748	1,586	272	321
Change in discount rate and mortality assumptions	7,981	—	—	—
Actuarial losses/(gains)	979	(3,049)	994	(276)
Benefits paid	(2,000)	(1,814)	(283)	(226)
Obligation at the end of the year	50,995	42,022	8,647	7,544
Change in Plan Assets
Fair value at the beginning of the year	43,056	47,216	—	—
Actual return on plan assets	7,773	(2,346)	—	—
Employer contribution	2,000	—	283	226
Benefits paid	(2,000)	(1,814)	(283)	(226)
Fair value at the end of the year	50,829	43,056	—	—
(Unfunded)/Funded Status	$(166)	$1,034	$(8,647)	$(7,544)

	Pension		Defined Benefit SERP
(in thousands)	2019	2018	2019	2018
Components of Net Pension Cost
Service cost	$265	$324	$120	$112
Interest cost	1,748	1,586	272	321
Expected return on assets	(3,055)	(3,240)	—	—
Amortization of recognized loss	1,077	1,200	116	159
Amortization of prior service cost	—	9	(3)	(3)
Net pension (income)/expense in employee benefits	$35	$(121)	$505	$589
Weighted Average Assumptions used to determine benefit obligations:
Discount rate for benefit obligations	3.25%	4.25%	3.14%	4.45%
Discount rate for net pension cost	4.25%	3.60%	—	—
Expected long-term return on assets	7.00%	7.00%	—	—
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%
Mortality tables	PRI-2012 White Collar	RP-2014	N/A	N/A

The accumulated benefit obligation for the Pension Plan was $48.9 million and $39.8 million at December 31, 2019 and 2018, respectively.  The accumulated benefit obligation for the Defined Benefit SERP was $7.7 million and $7.5 million at December 31, 2019 and 2018, respectively.

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

As of December 31, 2019 and 2018, the value of Pension Plan investments was as follows:

December 31, 2019			Fair Value Hierarchy
(Dollars in thousands)	Assets at Fair Value	% of Portfolio	Level 1	Level 2
Cash and cash equivalents	$247	0.5%	$247	$—
Fixed income securities:
U.S. Government and Agencies	1,904	3.7%	—	1,904
Taxable municipal bonds and notes	4,555	8.9%	—	4,555
Corporate bonds and notes	9,588	18.9%	—	9,588
Preferred stock	657	1.3%	—	657
Fixed income mutual funds	6,441	12.7%	6,441	—
Total fixed income	23,145	45.5%	6,441	16,704
Equities:
Large Cap	21,460	42.2%	21,460	—
Mid Cap	1,660	3.3%	1,660	—
Small Cap	1,009	2.0%	1,009	—
International	3,308	6.5%	3,308	—
Total equities	27,437	54.0%	27,437	—
Total market value	$50,829	100.0%	$34,125	$16,704

December 31, 2018			Fair Value Hierarchy
(Dollars in thousands)	Assets at Fair Value	% of Portfolio	Level 1	Level 2
Cash and cash equivalents	$1,834	4.3%	1,834	$—
Fixed income securities:
U.S. Government and Agencies	1,394	3.2%	—	1,394
Taxable municipal bonds and notes	4,363	10.1%	—	4,363
Corporate bonds and notes	9,931	23.1%	—	9,931
Preferred stock	476	1.1%	—	476
Fixed income mutual funds	2,498	5.8%	2,498	—
Total fixed income	18,662	43.3%	2,498	16,164
Equities:
Large Cap	17,454	40.5%	17,454	—
Mid Cap	1,342	3.1%	1,342	—
Small Cap	884	2.1%	884	—
International	2,880	6.7%	2,880	—
Total equities	22,560	52.4%	22,560	—
Total market value	$43,056	100.0%	$26,892	$16,164

The expected rate of return on Pension Plan assets is based on a combination of the following:

•	Historical returns of the portfolio of assets;
•	Monte Carlo simulations of expected returns for a portfolio with strategic asset targets similar to the normalized targets; and
•	Market impact adjustments to reflect expected future investment environment considerations.

At December 31, 2019, the 25-year average return on pension portfolio assets was 7.15%,  which exceeded the expected long-term return of 7.00% utilized for 2019.  Considering that future equity returns are partially a function of current starting valuations and the general level of interest rates is near a historically low point, one could start to build a case for lower expected returns going forward. However, according to a recent Vanguard Global Economics Team white paper, over half of the volatility in expected returns is not explained by current valuations. As potential returns remain widely dispersed and expected returns are based on a time horizon that will likely exceed the timing of current concerns, it is considered appropriate to maintain the forward expected long-term rate of return of 7.00%.

The Pension Plan did not hold any shares of First United Corporation common stock at December 31, 2019 or 2018.

Estimated cash flows related to expected future benefit payments from the Pension Plan and Defined Benefit SERP are as follows:

(In thousands)	Pension Plan	Defined Benefit SERP
2020	$2,051	$266
2021	2,136	330
2022	2,211	332
2023	2,360	332
2024	2,506	332
2025-2029	13,540	2,472

First United Corporation made a $2.0 million contribution to the Pension Plan in 2019.  First United Corporation will continue to evaluate future annual contributions to the Pension Plan based upon its funded status and an evaluation of the future benefits to be provided thereunder.  The Bank expects to fund the annual projected benefit payments for the Defined Benefit SERP from operations.

Amounts included in accumulated other comprehensive loss as of December 31, 2019 and 2018, net of tax, are as follows:

	2019		2018
(In thousands)	Pension	Defined Benefit SERP	Pension	Defined Benefit SERP
Unrecognized net actuarial loss	$21,241	$1,186	$18,841	$742
Unrecognized prior service costs	—	(3)	—	(7)
	$21,241	$1,183	$18,841	$735

The estimated costs that will be amortized from accumulated other comprehensive loss into net periodic pension cost during the next fiscal year are as follows:

(In thousands)	Pension	Defined Benefit SERP
Prior service costs	$—	$(3)
Net actuarial loss	1,434	188
	$1,434	$185

19. 401(k) Profit Sharing Plan

In furtherance of First United Corporation’s belief that every employee should have the ability to accrue retirement benefits, it adopted the 401(k) Profit Sharing Plan, which is available to all employees, including executive officers.  Employees are automatically entered in the plan on the first of the month following completion of 30 days of service to First United Corporation and/or its subsidiaries.  Employees have the opportunity to opt out of participation or change their deferral amounts under the plan at any time. In addition to contributions by participants, the plan contemplates employer matching and the potential of discretionary contributions to the accounts of participants.  First United Corporation believes that matching contributions encourage employees to participate and thereby plan for their post-retirement financial future.  Beginning with the 2008 plan year, First United Corporation enhanced the match formula to 100% on the first 1% of salary reduction and 50% on the next 5% of salary reduction.  This match is accrued for all participants, including executive officers, immediately upon entering the plan on the first day of the month following the completion of 30 days of employment.  The employee must be a plan participant and be actively employed on the last day of the plan year to share in the employer matching contribution, except in the case of death, disability or retirement of the participant.  Additionally, First United Corporation accrued a non-elective employer contribution during 2019 for all employees other than employees who participate in the Defined Benefit SERP and Defined Contribution SERP and those employees meeting the age plus service requirement in the Pension Plan equal to 4.0% of each employee’s salary, and .5% of each employee’s salary hired before January 1, 2010, which will be paid in the first quarter of 2020.  Expense charged to operations for the 401(k) Plan was $1.2 million in 2019 and 2018.

20. Federal Reserve Requirements

The Bank is required to maintain cash reserves with the Federal Reserve Bank of Richmond based on specified deposit liabilities.  During 2019, the daily average amount of these required reserves was approximately $6.9 million.

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

22. Contractual Obligations, Commitments and Contingent Liabilities

Contractual Obligations

The Corporation enters into contractual obligations in the normal course of business. Among these obligations are FHLB advances and junior subordinated debentures, operating lease agreements for banking and subsidiaries’ offices, and for data processing and telecommunications equipment.  Payments required under these obligations are set forth in the table following as of December 31, 2019:

(In thousands)	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Short-term borrowings	$48,728	$—	$—	$—	$48,728
Long-term borrowings	—	50,000	20,000	30,929	100,929
Certificates of deposit	114,234	129,090	10,566	—	253,890
Data processing obligations	2,900	3,867	—	—	6,767
Operating lease obligations	467	977	824	1,778	4,046
Total	$166,329	$183,934	$31,390	$32,707	$414,360

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

Commitments to extend credit in the form of consumer, commercial and business as of December 31, 2019 and December 31, 2018 are as follows:

(In thousands)	2019	2018
Residential Mortgage - home equity	$53,827	$49,294
Residential Mortgage - construction	4,995	6,790
Commercial	85,089	63,668
Consumer - personal credit lines	3,903	3,847
Standby letters of credit	9,112	3,391
Total	$156,926	$126,990

We do not issue any guarantees that would require liability recognition or disclosure other than the standby letters of credit issued by the Bank.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party to support contractual obligations and to ensure job performance.  Generally, the Bank’s letters of credit are issued with expiration dates within one year.  Historically, most letters of credit expire unfunded, and therefore, cash requirements are substantially less than the total commitment. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting letters of credit.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required by the letters of credit.  Management does not believe that the amount of the liability associated with guarantees under standby letters of credit outstanding at December 31, 2019 and December 31, 2018 is material.

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

Management believes that the Corporation’s valuation techniques are appropriate and consistent with the techniques used by other market participants.  However, the use of different methodologies and assumptions could result in a different estimate of fair values at the reporting date.  The following valuation techniques were used to measure the fair value of assets in the table below which are measured on a recurring and non-recurring basis as of December 31, 2019.

Investments – The investment portfolio is classified and accounted for based on the guidance of ASC Topic 320, Investments – Debt and Equity Securities.

The fair value of investments available-for-sale is determined using a market approach.  At December 31, 2019, the U.S. Government agencies and treasuries, residential and commercial mortgage-backed securities, and municipal bonds segments are classified as Level 2 within the valuation hierarchy.  Their fair values were determined based upon market-corroborated inputs and valuation matrices, which were obtained through third party data service providers or securities brokers through which we have historically transacted both purchases and sales of investment securities.

The CDO segment, which consists of pooled trust preferred securities issued by banks, thrifts and insurance companies, is classified as Level 3 within the valuation hierarchy.  At December 31, 2019, the Corporation owned 9 pooled trust preferred securities with an amortized cost of $18.4 million and a fair value of $14.4 million. The market for these securities at December 31, 2019 was not active and markets for similar securities are also not active.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels.  The new issue market is also inactive, as few CDOs have been issued since 2007.  There are currently very few market participants who are willing to effect transactions in these securities.  The market values for these securities or any securities other than those issued or guaranteed by the Treasury are depressed relative to historical levels.  Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue.  Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (i) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at December 31, 2019, (ii) an income valuation approach technique (i.e. present value) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than a market approach, and (iii) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management believes that the valuation of certain securities is a critical accounting policy that requires significant estimates in preparation of its consolidated financial statements.  Management utilizes an independent third party to prepare both the impairment valuations and fair value determinations for its CDO portfolio consisting of pooled trust preferred securities.  Management performs due diligence on the third-party processes and believes that it has an adequate understanding of the analysis, assumptions and methodology used by the third party to prepare the fair value determination and the OTTI evaluation. Management reviews the qualifications of the third party and believes they are qualified to provide the analysis and pricing determinations. Quarterly, management reviews the third party’s detailed assumptions and analyzes its projected discounted present value results for reasonableness and consistency with the trend of prior projections. Annually, management performs stress tests of the assumptions used in the third party models and performs back tests of the assumptions and prepayment projections to validate the impairment model results. As a result of its due diligence process, management believes that the fair value presented and the OTTI recognized are appropriate.  A total of $3.0 million in impairment losses were realized during the time period 2009 through 2011 on the CDO portfolio remaining at December 31, 2019.  Due to the prior credit impairment, the securities in this portfolio have continued to be evaluated to determine whether any additional OTTI has occurred.  Based on management’s review of the third-party evaluations, management believes that there were no material differences in the valuations between December 31, 2019 and December 31, 2018.

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

For Level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2019 and 2018, the significant unobservable inputs used in the fair value measurements were as follows:

(in thousands)	Fair Value at December 31, 2019	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:
Investment Securities – available for sale - CDO	$14,354	Discounted Cash Flow	Discount Rate	Libor+ 4.75%
Non-recurring:
Impaired Loans	$6,995	Market Comparable Properties	Marketability Discount	10.0% to 15.0% (1) (weighted avg 12.9%)
Other Real Estate Owned	$2,571	Market Comparable Properties	Marketability Discount	10.0% to 15.0% (1) (weighted avg 12.5%)

(in thousands)	Fair Value at December 31, 2018	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:
Investment Securities – available for sale - CDO	$15,277	Discounted Cash Flow	Discount Rate	Libor+ 4.5%
Non-recurring:
Impaired Loans	$1,316	Market Comparable Properties	Marketability Discount	10.0% to 15.0% (1) (weighted avg 12.8%)
Other Real Estate Owned	$2,707	Market Comparable Properties	Marketability Discount	10.0% to 15.0% (1) (weighted avg 13.5%)

(1)	Range would include discounts taken since appraisal and estimated values

For assets and liabilities measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2019 and 2018 are as follows:

		Fair Value Measurements at
		December 31, 2019 Using
		(In Thousands)
	Assets & Liabilities Measured at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	12/31/19	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$39,894		$39,894
Residential mortgage-backed agencies	$4,900		$4,900
Commercial mortgage-backed agencies	$27,764		$27,764
Collateralized mortgage obligations	$29,923		$29,923
Obligations of states and political subdivisions	$14,470		$14,470
Collateralized debt obligations	$14,354			$14,354
Financial derivative	$(133)		$(133)
Non-recurring:
Impaired loans	$6,995			$6,995
Other real estate owned	$2,571			$2,571

		Fair Value Measurements at
		December 31, 2018 Using
		(In Thousands)
	Assets & Liabilities Measured at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	12/31/18	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$29,026		$29,026
Commercial mortgage-backed agencies	$37,752		$37,752
Collateralized mortgage obligations	$35,704		$35,704
Obligations of states and political subdivisions	$19,882		$19,882
Collateralized debt obligations	$15,277			$15,277
Financial derivative	$1,043		$1,043
Non-recurring:
Impaired loans	$1,316			$1,316
Other real estate owned	$2,707			$2,707

There were no transfers of assets between any of the levels of the fair value hierarchy for the years ended December 31, 2019 or December 31, 2018.

The following tables show a reconciliation of the beginning and ending balances for fair valued assets measured using Level 3 significant unobservable inputs for the years ended December 31, 2019 and 2018:

Fair Value Measurements Using Significant
Unobservable Inputs
(Level 3)
(In Thousands)
Investment Securities Available for Sale
Beginning balance January 1, 2019	$15,277
Total gains/(losses) realized/unrealized:
Included in other comprehensive loss	(923)
Ending balance December 31, 2019	$14,354

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

The following table presents fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value. The actual carrying amounts and estimated fair values of the Corporation’s financial instruments that are included in the statement of financial condition are as follows:

	December 31, 2019		Fair Value Measurements
	Carrying	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$48,512	$48,512	$48,512
Interest bearing deposits in banks	1,467	1,467	1,467
Investment securities - AFS	131,305	131,305		$116,951	$14,354
Investment securities - HTM	93,979	100,656		79,084	21,572
Restricted bank stock	4,415	4,415		4,415
Loans, net	1,038,894	1,024,495			1,024,495
Accrued interest receivable	4,116	4,116		4,116
Financial Liabilities:
Deposits – non-maturity	888,141	888,141		888,141
Deposits – time deposits	253,890	256,227		256,227
Financial derivative	133	133		133
Short-term borrowed funds	48,728	48,728		48,728
Long-term borrowed funds	100,929	100,848		100,848
Accrued interest payable	499	499		499
Off balance sheet financial instruments	—	—	—

	December 31, 2018		Fair Value Measurements
	Carrying	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$22,187	$22,187	$22,187
Interest bearing deposits in banks	1,354	1,354	1,354
Investment securities - AFS	137,641	137,641		$122,364	$15,277
Investment securities - HTM	94,010	93,760		80,780	12,980
Restricted bank stock	5,394	5,394		5,394
Loans, net	996,103	967,198			967,198
Financial derivative	1,043	1,043		1,043
Accrued interest receivable	4,175	4,175		4,175
Financial Liabilities:
Deposits – non-maturity	815,858	815,858		815,858
Deposits – time deposits	251,669	252,146		252,146
Short-term borrowed funds	77,707	77,707		77,707
Long-term borrowed funds	100,929	102,590		102,590
Accrued interest payable	455	455		455
Off balance sheet financial instruments	—	—	—

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

In March 2016, the Corporation entered into four interest rate swap contracts totaling $30.0 million notional amount, hedging future cash flows associated with floating rate trust preferred debt.  These contracts included a three-year $5.0 million contract that matured on June 17, 2019, a five-year $5.0 million contract that will mature on March 17, 2021, a seven-year $5.0 million contract that will mature on March 17, 2023 and a 10-year $15.0 million contract that will mature on March 17, 2026.

The fair value of the interest rate swap contracts was $(.1) million and $1.0 million at December 31, 2019 and 2018, respectively, and was reported in Other Assets on the Consolidated Statement of Financial Condition.

For the year ended December 31, 2019, the Corporation recorded a decrease in the value of the derivatives of $1.2 million and the related deferred tax of $.3 million in accumulated other comprehensive loss to reflect the effective portion of cash flow hedges.  ASC Subtopic 815-30 requires this amount to be reclassified to earnings if the hedge becomes ineffective or is terminated.  There was no hedge ineffectiveness recorded for the twelve months ending December 31, 2019.  The Corporation does not expect any losses relating to these hedges to be reclassified into earnings within the next 12 months.

Interest rate swap agreements are entered into with counterparties that meet established credit standards and the Corporation believes that the credit risk inherent in these contracts is not significant at December 31, 2019.

The table below discloses the impact of derivative financial instruments on the Corporation’s Consolidated Financial Statements for the years ended December 31, 2019 and December 31, 2018.

Derivative in Cash Flow Hedging Relationships

(In thousands)	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion) (1)	Amount of gain or (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing) (2)
Interest rate contracts:
December 31, 2019	$(858)	$—	$—
December 31, 2018	$191	$—	$—

Notes:

(1)	Reported as interest expense
(2)	Reported as other income

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2019 and 2018.

	Year Ended
	December 31,
(in thousands)	2019	2018
Noninterest income
In-scope of Topic 660:
Service charges	$2,192	$2,275
Trust department	7,148	6,692
Debit card income	2,706	2,534
Brokerage commissions	919	1,078
Noninterest income (in-scope of Topic 660)	12,965	12,579
Noninterest income (out-of-scope of Topic 660)	3,671	2,462
Total Noninterest Income	$16,636	$15,041

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

The following table presents the liabilities subject to an enforceable master netting arrangement or repurchase agreements at December 31, 2019 and December 31, 2018.

				Gross Amounts Not Offset in the Statement of Condition
(In thousands)	Gross Amounts of Recognized (Assets)/ Liabilities	Gross Amounts Offset in the Statement of Condition	Net Amounts of (Assets)/Liabilities Presented in the Statement of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
December 31, 2019
Interest Rate Swap Agreements	$133	$—	$133	$(133)	$—	$—
Repurchase Agreements	$48,728	$—	$48,728	$(48,728)	$—	$—
December 31, 2018
Interest Rate Swap Agreements	$(1,043)	$—	$(1,043)	$1,043	$—	$—
Repurchase Agreements	$37,707	$—	$37,707	$(37,707)	$—	$—

27. Parent Company Only Financial Information

Condensed Statement of Financial Condition

	December 31,
(In thousands)	2019	2018
Assets
Cash	$234	$236
Investment securities- Available for Sale (at fair value)	13,164	13,992
Investment in bank subsidiary	142,290	131,816
Investment in non-bank subsidiaries	929	929
Other assets	5,427	4,801
Total Assets	$162,044	$151,774
Liabilities and Shareholders' Equity
Accrued interest and other liabilities	$4,250	$3,141
Dividends payable	925	638
Junior subordinated debt	30,929	30,929
Shareholders' equity	125,940	117,066
Total Liabilities and Shareholders' Equity	$162,044	$151,774

Condensed Statement of Income

	Year Ended
	December 31,
(In thousands)	2019	2018
Income:
Dividend income from bank subsidiary	$3,141	$1,988
Interest income on investments	948	895
Other income	99	70
Total other income	1,047	965
Total Income	4,188	2,953
Expenses:
Interest expense	1,418	1,387
Other expenses	276	263
Total Expenses	1,694	1,650
Income before income taxes and equity in undistributed net income of subsidiaries	2,494	1,303
Applicable income tax benefit/(expense)	130	(828)
Net income before equity in undistributed net income of subsidiaries	2,624	475
Equity in undistributed net income of subsidiaries:
Bank	10,505	10,192
Net Income	$13,129	$10,667

Condensed Statement of Comprehensive Income

	Year Ended
	December 31,
Components of Comprehensive Income (in thousands)	2019	2018
Net Income	$13,129	$10,667
Unrealized (losses)/gains on AFS Securities, net of tax	(685)	877
Unrealized (losses)/gains on cash flow hedges, net of tax	(858)	191
Other comprehensive (loss)/income, net of tax	(1,543)	1,068
Comprehensive income	$11,586	$11,735

Condensed Statement of Cash Flows

	Year Ended
	December 31,
(In thousands)	2019	2018
Operating Activities
Net Income	$13,129	$10,667
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(10,505)	(10,192)
(Increase)/decrease in other assets	(478)	2,566
Increase/(decrease) in accrued interest payable and other liabilities	539	(653)
Stock compensation	268	249
Net cash provided by operating activities	2,953	2,637
Financing Activities
Proceeds from issuance of common stock	170	119
Cash dividends on common stock	(3,125)	(2,549)
Net cash used in financing activities	(2,955)	(2,430)
(Decrease)/increase in cash and cash equivalents	(2)	207
Cash and cash equivalents at beginning of year	236	29
Cash and cash equivalents at end of year	$234	$236

Accumulated Other Comprehensive Income

Components of Other Comprehensive Income/(Loss) (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the year ended December 31, 2019
Available for Sale Securities:
Unrealized holding losses	$(936)	$251	$(685)
Cash flow hedges:
Unrealized holding losses	(1,172)	314	(858)
Other comprehensive loss	$(2,108)	$565	$(1,543)
For the year ended December 31, 2018
Available for Sale Securities:
Unrealized holding gains	$1,203	$(326)	$877
Cash flow hedges:
Unrealized holding gains	262	(71)	191
Other comprehensive income	$1,465	$(397)	$1,068

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

An evaluation of the effectiveness of these disclosure controls and procedures as of December 31, 2019 was carried out under the supervision and with the participation of the Corporation’s management, including the PEO and the PFO.  Based on that evaluation, the Corporation’s management, including the PEO and the PFO, has concluded that the Corporation’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of the Corporation’s internal control over financial reporting as of December 31, 2019.  Management’s report on the Corporation’s internal control over financial reporting are included on the following pages.

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

Management assessed the effectiveness of First United Corporation’s internal control over financial reporting as of December 31, 2019, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework (2013 Framework).  Based on this assessment and on the foregoing criteria, management has concluded that, as of December 31, 2019, First United Corporation’s internal control over financial reporting is effective.

Baker Tilly Virchow Krause, LLP, an independent registered public accounting firm, has audited the consolidated statement of financial condition of First United Corporation and Subsidiaries as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended, appearing elsewhere in this annual report, and has issued an attestation report on the effectiveness of First United Corporation’s internal control over financial reporting as of December 31, 2019, as stated in their report, which is included herein.

Dated:  March 13, 2020

/s/ Carissa L. Rodeheaver	/s/ Tonya K. Sturm
Carissa L. Rodeheaver, CPA, CFP	Tonya K. Sturm
Chairman of the Board, President	Senior Vice President and
And Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

 ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The number of directors constituting the Corporation’s Board of Directors is currently set at 11.  The Board of Directors, by resolution approved a majority vote thereof, may alter the number of directors from time to time.  All current directors also serve on the board of directors of the Bank.  In addition to bringing extensive knowledge of the communities served by the Corporation through their involvement with their communities, as business partners and volunteers, the Nominating and Governance Committee believes that all director possess a diverse balance of skills, business experience and expertise necessary to provide leadership to the Corporation.  The following discussion sets forth the directors’ names, ages, and principal occupations and business experience during the last five years, as well as the specific experience, qualifications, other attributes and skills of the directors that led the Nominating and Governance Committee to determine that they should serve on the Board of Directors.

John F. Barr served as a member of the Corporation’s Advisory Council for five years before being elected to the Board in 2014.  Mr. Barr brings valuable business experience as the President and sole stockholder of Ellsworth Electric, Inc. which provides comprehensive electrical contractor and insulation services for residential, industrial and commercial customers throughout Maryland, Pennsylvania, Virginia, and West Virginia.   He is very active in the Washington County, Maryland community.  He is a former 3-term Washington County Commissioner.  He also served on the Maryland Association of Counties during the years 2010 - 2019, and the MACO board from 2014 – 2019 where he served as President in 2016.  Mr. Barr is currently evaluating other community involvement having just stepped out of the political realm.

Brian R. Boal served as a member of the Corporation’s Advisory Council for four years prior to his election to the Board in 2014.  He has a vast amount of accounting and business experience through his education, his certification as a Certified Public Accountant, and his ownership and operation for the past 17 years of Boal and Associates, PC, Certified Public Accountants.  Mr. Boal serves as a member of the American Institute of Certified Public Accountants and the Maryland Association of Certified Public Accountants.  He serves as the Treasurer of many local organizations in his community of Garrett County.

M. Kathryn Burkey possesses substantial accounting and business experience gained through her education, her certification as a Certified Public Accountant, and her ownership and operation for the past 31 years of M. Kathryn Burkey, CPA, an accounting firm.  She is also the owner of  The Burkey Television and Appliance Co., Inc. trading as Burkey’s Furniture and Carpeting.  She has gained director experience through her service as past Chairman of the Board of Western Maryland Health System, where she also served on its Compensation Committee, Audit Committee, and Finance Committee, and through her service as a director of the Corporation and the Bank since 2005.  Mrs. Burkey serves as a member of the American Institute of Certified Public Accountants and the Maryland Association of Certified Public Accountants.  She is also the past president of Maryland Association of Certified Public Accountants.

Robert W. Kurtz has 37 years of banking experience through his service as past President, Chief Risk Officer, and Chief Financial Officer of the Corporation and its affiliates, as well as through his service as a director of the Corporation and the Bank since 1990.

John W. McCullough, a retired partner of Ernst & Young, LLP, possesses substantial accounting and auditing experience.  He possesses public company M&A advisory experience, particularly with financial institutions.  He is a Certified Public Accountant and obtained his B.S. degree in accounting from the University of Maryland.  Mr. McCullough has served as a director of the Corporation and the Bank since 2004 and Lead Director of the Corporation and the Bank since 2014.

Elaine L. McDonald brings valuable knowledge of the local real estate industry to the Board that she gained as a realtor with Long and Foster and Taylor-Made Realtors.  She retired from Taylor-Made Realtors in December 2019.  She also possesses substantial business experience gained through her ownership and operation for 25 years of Alpine Village, Inc., a successful motel and restaurant.  Founder and past Board member of Garrett County Memorial Hospital Foundation serving in various positions as chair and vice chair and capital campaign manager.  Past board member of Garrett County Chamber of Commerce.  She also has knowledge with fundraising activities for national and community based non-profits.  Named Honorary Golden Ambassador by Garrett County Chamber of Commerce for promotion of tourismMrs. McDonald has served as a director of the Corporation and the Bank since 1995.

Carissa L. Rodeheaver is the Chairman of the Board, President and CEO of the Corporation and the Bank.  She has served as President since November 2012 and as Chairman and CEO since January 1, 2016 upon the retirement of William B. Grant from those positions.  Prior to these appointments, Mrs. Rodeheaver served as the Chief Financial Officer (the “CFO”) of the Corporation and the Bank starting in January 2006 until May 2015 and as Secretary and Treasurer of the Corporation and the Bank starting in December 2009.  She has been employed by the Corporation since 2004 and by the Bank since 1992.  During her tenure at First United and prior to her current appointments, she has served as Trust Officer of the Bank, Assistant Vice President and Trust Officer of the Bank, Vice President and Trust Sales Officer of the Bank, Vice President and Trust Department Sales Manager of the Bank, Vice President and Assistant Chief Financial Officer of the Corporation and the Bank and Executive Vice President and Chief Financial Officer of the Corporation and the Bank.  She has served as a director of the Corporation and the Bank since November 2012.  Mrs. Rodeheaver is a Certified Public Accountant and a member of the Maryland Association of Certified Public Accountants, and she is a graduate of the Cannon Trust School, the Northwestern University Graduate Trust School, the Executive Development Institute for Community Banks and the Maryland Bankers School. She is currently serving in her second term on the board of directors of the Maryland Bankers Association, where she currently serves as Chairman of the Board. In addition, she serves as a director for the American Bankers Association and as Vice Chair on the American Bankers Association BankPAC Committee.  Locally, Mrs. Rodeheaver serves as Vice Chair on the Board of the Garrett College Foundation, the Treasurer for the Board of the Garrett Development Corporation, on the Finance Committee forWestern Maryland Health Systems, and she attends the Oak Grove Church of the Brethren.  She continues her education and professional development by attending various conferences and workshops focused on strategic planning, regulations and management for the banking industry.  In addition to her service with the Corporation and the Bank, Mrs. Rodeheaver owns and operates Rodeheaver Rentals with her spouse, an unincorporated entity that owns and leases commercial and residential property, and several residential apartments that they lease to tenants.

Gary R. Ruddell obtained a B.A. degree in marketing from the University of Maryland and has also attended a multitude of Maryland Banking sessions.  His business experience includes service as the president and chief executive officer of Total Biz Fulfillment, a successful logistical and back-office support services business.  Mr. Ruddell is involved in his community and holds director positions with various community organizations.  He has served as a director of the Corporation and the Bank since 2004.

I. Robert Rudy has served as a director of the Corporation and the Bank since 1992.  His education includes a Bachelor of Business Administration degree from Ohio University.  His vast business experience has been gained through his ownership and operation of I. R. Rudy’s, Inc., a retail apparel and sporting goods store.  His director experience includes Chairman of the Board of Sports Specialists, Ltd, a national retail buying group, and as trustee of The Ohio University Foundation.  He holds the office of Vice Chairman of the Foundation and is a member of the Executive Committee.  He chairs the Foundation’s Real Estate Committee and the Vice Chair of the Finance Committee. January 2020, Mr. Rudy represented the Ohio University Foundation at the association of governing boards’ National Leadership Conference.  Other boards associated with Ohio University include: Russ Holdings LLC, Russ North Valley Road LLC, Russ Research Center LLC all located in Dayton, Ohio and Housing for Ohio/Courtyard Apartments, Athens, Ohio.  Mr. Rudy is President of the Board of The Ohio University Inn and Conference Center located in Athens, Ohio.  He also has leadership experience gained from and involvement with various societies, boards and commissions, including the Ohio University College of Business Society of Alumni and Friends from 2003 to 2006, Ohio University College of Business Executive Advisory Board since 2006, Ohio University College of Business Global Competitive Program during 2008 through 2010 in Hungary and 2013 in Greece, Ohio University President’s CEO Roundtable, Maryland Fire Prevention Commission – Commissioner, Certified Level II Instructor for the Maryland Fire and Rescue Institute from 1978 to 1990, and Chairman of Oakland Planning and Zoning Commission since 1989.  Mr. Rudy is also a retired Chief of the Oakland Volunteer Fire Department with 35 years of service.  Although he is retired from the department, he continues to serve the OVFD as an apparatus driver.

Marisa A. Shockley served as a member of the Corporation’s Advisory Council for two years before she was elected to the Board in 2014.  She has significant business experience through her service as the owner of Shockley, Inc. in Frederick, MD, an automobile dealership.  She has served as the President of the Maryland School for the Deaf Foundation from 2004 to 2015 and was the Chairman for the Maryland Auto Dealers’ Association from 2011 to 2013.  She was also recognized as a TIME Quality Award regional finalist.

H. Andrew Walls, III has significant business experience gained as the owner and operator of MPB Print and Sign Super Store, a large printing company, for 25 years.  He is active in the Monongalia County, West Virginia community, one of the Corporation’s market areas.  In addition to serving as a director of the Corporation and the Bank since 2006, Mr. Walls has acquired director experience through his service on the boards of directors of the United Way, the Public Theatre, the Red Cross, and the Salvation Army.

Family Relationships

Director Brian R. Boal is the nephew of director Robert W. Kurtz.

Audit Committee

The Board of Directors has a separately-designated standing Audit Committee established pursuant to Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and consists of Brian R. Boal (Chairman), M. Kathryn Burkey, Robert W. Kurtz, John W. McCullough, Elaine L. McDonald.  The Board has determined that all audit committee members are financially literate and that Mrs. Burkey and Messrs. Boal, Kurtz and McCullough each qualify as an “audit committee financial expert” as that term is defined by Item 407 of the SEC’s Regulation S-K.

Executive Officers and Significant Employees

Information about the Corporation’s executive officers is set forth below.  All officers are elected annually by the Corporation’s Board of Directors and hold office at its pleasure.

Carissa L. Rodeheaver, age 54, serves as the Chairman of the Board, President and CEO of both the Corporation and the Bank.  She has served as President since November 2012 and as Chairman and CEO since January 1, 2016 upon the retirement of William B. Grant from those positions.  Prior to these appointments, Mrs. Rodeheaver served as the CFO of the Corporation and the Bank starting in January 2006 and as Secretary and Treasurer of the Corporation and the Bank starting in December 2009.  Between March 19, 2008 and her appointment as President, Mrs. Rodeheaver served as Executive Vice President of the Bank.  Prior to these times, Mrs. Rodeheaver served as Trust Officer of the Bank from 1992 to 2000, as Vice President and Trust Department Sales Manager of the Bank from 2000 to 2004, and as Vice President and Assistant CFO of the Corporation from 2004 to December 31, 2005.  She is a Certified Public Accountant.

Tonya K. Sturm, age 52, serves as Senior Vice President and CFO of both the Corporation and the Bank.  She has served as CFO since May 2015 and as Senior Vice President since June 2016.  In May 2016, she was appointed Secretary and Treasurer of the Corporation and the Bank.  Prior to the appointment of Senior Vice President, she served as Vice President since September 2008.  Prior to her appointment as CFO and Vice President, Mrs. Sturm served as Controller of the Corporation and the Bank starting in September 2008, as a Staff Auditor of the Bank from July 1996 to June 1998, as a Credit Analyst of the Bank from June 1998 to March 1999, as Staff Accountant of the Bank from April 1999 to May 2002, as a Senior Staff Accountant of the Bank June 2002 to December 2003, as the Finance Manager of the Bank from January 2004 to May 2006, and as Vice President and Director of Finance of the Bank from June 2006 to August 2008.

Information about the Bank’s executive officers, other than Mrs. Rodeheaver and Mrs. Sturm, is set forth below.  All officers are elected annually by the Bank’s Board of Directors and hold office at its pleasure.

Robert L. Fisher, II, age 51, serves as Senior Vice President and Chief Lending Officer.  Mr. Fisher has been employed by the Corporation since September 2013.  Mr. Fisher has over 20 years of experience in the banking industry with the majority of his experience based in commercial banking.  Most recently, Mr. Fisher held the position of Regional President at a bank in the Mid-Atlantic region.

Jason B. Rush, age 49, serves as a Senior Vice President and Chief Operating Officer.  Mr. Rush was appointed Senior Vice President and Chief Operating Officer in January 2017.  Prior to this appointment, he served as Senior Vice President and Chief Risk Officer and Director of Operations and Support.  Mr. Rush has been employed by the First United organization since October 1993.  Prior to his current position, Mr. Rush served as Vice President, Director of Operations & Support since March 2006, and before that as Vice President and Regional Manager/Community Office Manager from January 2005 to February 2006; Vice President and Community Office Manager/Manager of Cash Management from May 2004 to December 2004; Assistant Vice President and Community Office Manager from April 2001 to April 2004; Community Office Manager from August 1998 to April 2001; Customer Service Officer from March 1997 to July 1998; Assistant Compliance Officer from July 1995 to February 1997; and Management Trainee from October 1993 to July 1995.  Mr. Rush also serves as the Treasurer of Rush Services, Inc., a family-owned business in which he has a fifty percent ownership interest.  He also participates with his brother in farming and land investment.

Keith R. Sanders, age 50, serves as Senior Vice President and Senior Trust Officer.  Mr. Sanders has been employed by the Corporation since August 2002.  He served as Senior Trust Sales Officer from August 2002 until December 2005, and as Senior Trust/Investment Sales Manager from January 2006 until October 2011.  He was named First Vice President and Senior Trust Officer on November 1, 2011 and Senior Vice President and Senior Trust Officer on May 22, 2013.

Code of Ethics

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

Delinquent Section 16(a) Reports

Pursuant to Section 16(a) of the Exchange Act and the rules promulgated thereunder, the Corporation’s executive officers and directors, and persons who beneficially own more than 10% of the Corporation’s common stock, are required to file certain reports regarding their ownership of common stock with the SEC.  Based solely on a review of copies of such reports and amendments thereto filed electronically with the SEC during the year ended December 31, 2019, or written representations that no reports were required, the Corporation believes that (i) Robert W. Kurtz filed one late Form 4 relating to a purchase of shares under a dividend reinvestment feature of a brokerage account), (ii) Carissa L. Rodeheaver filed two late Form 4s, each relating to a purchase of shares under a dividend reinvestment feature of a brokerage account, (iii) Gary R. Ruddell filed two late Form 4s, each relating to a purchase of shares under a dividend reinvestment feature of a brokerage account, (iv) I. Robert Rudy filed two late Form 4s, each relating to a purchase of shares under a dividend reinvestment feature of a brokerage account, and (v) Marisa A, Shockley filed two late Form 4s, each relating to a purchase of shares under a dividend reinvestment feature of a brokerage account.

ITEM 11. EXECUTIVE COMPENSATION

Director Compensation

The following table provides information about compensation paid to or earned by the Corporation’s directors during 2019 who are not also “named executive officers” (as defined in the “Executive Compensation” section of this Item 11 under the heading “Remuneration of Named Executive Officers in 2019”.  The amounts set forth below include the compensation paid by both the Corporation and the Bank for service on their respective boards of directors.

Name	Fees earned or paid in cash ($)	Stock awards ($) (1)	All other compensation ($)	Total ($)
John F. Barr	23,908	28,292	-	52,200
Brian R. Boal	26,608	28,292	-	54,900
M. Kathryn Burkey	26,408	28,292	-	54,700
Robert W. Kurtz	34,350	18,300	-	52,650
John W. McCullough	23,308	28,292	-	51,600
Elaine L. McDonald	20,808	28,292	-	49,100
Gary R. Ruddell	23,908	28,292	-	52,200
I. Robert Rudy	30,354	23,296		53,650
Marisa A. Shockley	21,308	28,292	-	49,600
H. Andrew Walls, III	25,358	28,292	-	53,650

Notes:

(1)

Amounts in this column represent the grant date fair value of fully-vested shares of Common Stock granted in 2019, computed in accordance with Financial Standards Accounting Board Accounting Standards Codification Topic 718.

The Compensation Committee of the Board of Directors is responsible for evaluating and recommending director compensation to the Board for approval.  In evaluating director compensation, the Compensation Committee considers the legal responsibilities that directors owe to the Corporation and its shareholders in connection with their service on the Board and/or a committee of the Board, and the risks to the directors associated with their service, and reviews the fees and benefits paid to directors of similar institutions in and around the Corporation’s market areas.  The Compensation Committee’s current director compensation arrangement contemplates a mix of cash and equity awards, as discussed below.

For 2019, each director who was not an employee of the Corporation or the Bank (a “Non-Employee Director”) received a cash retainer of $10,000, a grant of 1,000 fully-vested shares of Common Stock, having a grant date fair value of $18,300, and a cash fee of $1,000 for each meeting of the Corporation’s and/or Bank’s Board of Directors that he or she attended. The cash fee is reduced to $200 when special meetings are called and the meeting lasts less than two hours or is related to regulatory matters.  Directors do not receive more than one cash fee when the boards of the Corporation and the Bank meet together.  Directors who served on committees of the Corporation also received a cash fee of $500 for each committee meeting that they attended.  The Chairperson of each of the Audit Committee (Mr.

Boal), Compensation Committee (Mrs. Burkey) and Nominating & Governance Committee (Mr. McCullough) received an additional annual cash retainer of $2,500.  All directors of the Corporation also served on the board of directors of the Bank and received cash in the amount of $500 for attending each meeting of a committee of the Bank board on which they served.

Non-Employee Directors may elect to receive some or all of their cash retainers in shares of Common Stock.  The number of shares paid in lieu of cash retainers is determined by dividing the portion of the cash retainer to be paid in stock by the mean between the high and low sales price of a share of Common Stock on the trading day immediately preceding the payment date, as reported on The NASDAQ Stock Market.  In 2019, each of Messrs. Barr, Boal, McCullough, Ruddell and Walls and Mmes. Burkey, McDonald and Shockley elected to receive 546 shares of Common Stock, having an aggregate grant date fair value of $9,991.80, in lieu of that amount of their annual cash retainer.  Mr. Rudy elected to receive 273 shares of Common Stock, having an aggregate grant date fair value of $4,995.90, in lieu of that amount of his annual cash retainer.

All directors are permitted to participate in the Corporation’s Amended and Restated Executive and Director Deferred Compensation Plan (the “Deferred Compensation Plan”). The material terms of the Deferred Compensation Plan are discussed below under the heading, “Remuneration of Executive Officers”.

Executive Compensation

Overview of Compensation Philosophy and Objectives

The Compensation Committee of the Corporation’s Board of Directors is responsible for overseeing and administering the Corporation’s employee benefit plans and policies, and for annually reviewing and approving all compensation decisions relating to the executive officers, including the named executive officers.  The Compensation Committee of the Bank’s Board of Directors has identical responsibilities with respect to executive officers of the Bank.  Both Compensation Committees are made of the same directors.  The Compensation Committee submits its decisions regarding compensation to the independent directors of the Board.  The Compensation Committee has the authority and resources to obtain, independent of management, advice and assistance from internal and external legal, human resource, accounting or other experts, advisors, or consultants as it deems desirable or appropriate.

The Compensation Committee is composed of at least three directors who are determined to be “independent directors” as that term is defined by NASDAQ Rule 5605(a)(2).  The members of the Compensation Committee are appointed each year by the Board of Directors, after considering the recommendations and views of the CEO.  Five members of the Corporation’s Board of Directors serve on the Compensation Committee, each of whom is an “independent director”.  The Chair of the Compensation Committee reports to the Corporation’s Board regarding all committee actions.

The Compensation Committee recognizes the importance of balancing the need to attract and retain qualified executive officers with the need to maintain sound principles for the development and administration of compensation and benefit programs.  The Compensation Committee has taken steps to enhance the Compensation Committee’s ability to effectively carry out its responsibilities as well as ensure that the Corporation maintains strong links between executive pay and performance.  Examples of procedures and actions that the Compensation Committee utilized in 2019 include:

•	Incorporating executive sessions (without management present) into all Compensation Committee meetings;
•	Using an independent compensation consultant to advise on executive compensation issues;
•	Reviewing elements and amounts of executive compensation paid by competitors, including peer group performance and the impact of such performance on executive compensation;
•	When it deems appropriate, realigning the Corporation’s compensation structure in light of its peer group reviews;
•	Reviewing and approving annual performance reviews for all executive officers; and
•	Conducting annual reviews of all compensation and incentive plans for appropriate corporate strategic alignment and avoidance of excessive or unnecessary risk-taking by executive officers.

The Compensation Committee believes that the compensation paid to executive officers should be closely tied to the Corporation’s performance on both a short-term basis and a long-term basis.  Overall, the Compensation Committee believes that a performance-based compensation program can assist the Corporation in attracting, motivating and retaining the quality executives critical to long-term success.  Accordingly, when and to the extent permitted by law, the Compensation Committee generally seeks to structure executive compensation programs so that they are focused on enhancing overall financial performance.

In setting the CEO’s compensation, the Compensation Committee meets with the CEO to discuss her performance and compensation package.  Decisions regarding her package are based upon the Compensation Committee’s independent deliberations and input from the Committee’s compensation consultant, if one is engaged for that purpose.  In setting compensation for other executive officers, the Compensation Committee considers the CEO’s recommendations, as well as any requested input and data from the Chief Financial Officer, Human Resources Department and outside consultants and advisors.  The Compensation Committee occasionally requests one or more members of senior management to be present at Compensation Committee meetings where executive compensation and corporate or individual performance are discussed and evaluated.  Only Compensation Committee members are allowed to vote on decisions regarding executive compensation, and only during its executive sessions.

In addition to reviewing competitive market values, the Compensation Committee also examines the total compensation mix, pay-for-performance relationship, and how all elements, in the aggregate, comprise each executive’s total compensation package.  The Compensation Committee also examines all incentive compensation plans at least annually to ensure that such plans do not encourage employees to take unnecessary or excessive risks that threaten the Corporation’s value.  All incentive plans contain “claw-back” provisions that require, in the event the Corporation is required to prepare an accounting restatement due to its material noncompliance with any financial reporting requirement under applicable securities laws or applicable accounting principles, each participant who received an award to return it to the extent the accounting restatement shows that a smaller award should have been paid.  Further, all incentive plans contain ethics provisions that require a participant to repay an award in the event that the Corporation determines that the award was paid in a plan year in which the participant willfully engaged in any activity that was or is injurious to the Corporation and its affiliates.  In general, the Board of Directors and/or its Compensation Committee may terminate, suspend or amend an incentive plan at any time.

For 2019, executive compensation consisted primarily of base salary, which is targeted to recognize each executive officer’s performance and contributions to success considering salary standards in the marketplace.  No incentive awards were granted in 2019.  For 2018, the Compensation Committee approved a one-time incentive award of $5,000 to each executive officer.

Remuneration of Named Executive Officers in 2019

All of the Corporation’s executive officers are also executive officers of the Bank.  Both the Corporation and the Bank maintain various compensation plans and arrangements for their respective executive officers, but, where appropriate, most of these plans and arrangements are structured to apply to executive officers of the consolidated group.

The following table sets forth, for each of the last two calendar years (which were also the Corporation’s last two fiscal years), the total remuneration awarded to, earned by, or paid to (i) each person who served as the Corporation’s principal executive officer at any time during 2019, (ii) the Corporation’s two most highly compensated executive officers other than the principal executive officer who were serving as such as of December 31, 2019 and whose total compensation (excluding above-market and preferential earnings on nonqualified deferred compensation) exceeded $100,000 during 2019, and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to the foregoing item (ii) had they been serving as executive officers of the Corporation as of December 31, 2019 (all such persons are referred to as the “named executive officers”).  For this purpose, the term “executive officer” includes any executive officers of the Bank who performs a policy making function for the Corporation.  The Corporation has determined that the named executive officers for purposes of this Proxy Statement include Carissa L. Rodeheaver, Robert L. Fisher, II and Jason B. Rush.  In calendar years 2019 and 2018, executive compensation included annual base salary, a discretionary cash bonus (2018), and income related to certain employee benefit plans, and the table that follows reflects compensation paid by both the Corporation and the Bank.

Summary Compensation Table
Name and principal position	Year	Salary ($)	Bonus ($) (2)	All other compensation ($) (3)	Total ($)
Carissa L. Rodeheaver, Chairman, President & CEO	2019	388,907	-	11,077	399,984
	2018	377,580	5,000	10,925	393,505
Robert L. Fisher, II, Senior Vice President, Chief Revenue Officer	2019	268,876	-	10,453	279,329
	2018	261,045	5,000	11,107	277,152
Jason B. Rush, Senior Vice President, Chief Operating Officer	2019	203,138	-	8,113	211,251
	2018	195,387	5,000	7,975	208,362

Notes:

(1)	Mrs. Rodeheaver also serves as a director of the Corporation and of the Bank but does not receive any separate remuneration for such service.
(2)	Each of the named executive officers received a $5,000 discretionary cash bonus in 2018. No cash bonuses were paid in 2019.

(3)Amounts include premiums related to bank-owned life insurance policies (see “Split Dollar Life Insurance Arrangements” below), group term life insurance and long term disability insurance available to all employees and matching contributions under the 401(k) Profit Sharing Plan.  The aggregate dollar value of premiums related to the bank-owned life insurance policies, the group life insurance program and long-term disability insurance was as follows:  Mrs. Rodeheaver, $1,277 for 2019 and $1,300 for 2018; Mr. Fisher, $928 for 2019 and $1,666 for 2018; and Mr. Rush, $998 for 2019 and $957 for 2018. Matching contributions made by the Corporation for the named executive officers under the 401(k) Profit Sharing Plan were as follows:  Mrs. Rodeheaver, $9,800 for 2019 and $9,625 for 2018; Mr. Fisher, $9,525 for 2019 and $9,441 for 2018; and Mr. Rush, $7,115 for 2019 and $7,018 for 2018.

Employment Arrangements

All of the named executive officers are employed on an at-will basis and are not parties to any written employment agreement with the Corporation or the Bank.

In addition to base salaries paid in 2019, the named executive officers’ employment arrangements make them eligible to receive benefits under and/or participate in the 401(k) Profit Sharing Plan, the Pension Plan, the Split Dollar Life Insurance arrangements, the Deferred Compensation Plan, and, except for Mr. Fisher, the Defined Benefit Supplemental Executive Retirement Plan, described below.  Mr. Fisher participates in the Defined Contribution Agreement, described below. The material terms of these plans and arrangements and the compensation and benefits available thereunder are discussed below.  In addition, all executive officers are entitled to employee benefits that the Corporation makes available to all eligible employees generally, including health, dental and vision insurance, long-term disability insurance, and group term life insurance.  Mrs. Rodeheaver and Mr. Fisher are also provided with the use of employer-owned automobiles.

In 2007, the Corporation adopted a plan that provides for cash payments and employee benefits continuation to executive officers if they experience a separation from service in connection with a change in control of the Corporation, known as the Change in

Control Severance Plan (the “Severance Plan”), and it has entered into change in control severance agreements under the Severance Plan (a “Severance Agreement”) with certain executive officers, including Mrs. Rodeheaver and Messrs. Fisher and Rush.

401(k) Profit Sharing Plan

In furtherance of the Corporation’s belief that every employee should have the ability to accrue retirement benefits, the Corporation adopted the 401(k) Profit Sharing Plan, which is available to all employees, including executive officers.  Employees are automatically entered in the plan on the first of the month following completion of 30 days of service to the Corporation and its subsidiaries.  Employees have the opportunity to opt out of participation or change their deferral amounts under the plan at any time. In addition to contributions by participants, the plan contemplates employer matching and the potential of discretionary contributions to the accounts of participants.  The Corporation believes that matching contributions encourage employees to participate and thereby plan for their post-retirement financial future.  Beginning with the 2008 plan year, the Corporation enhanced the match formula to 100% on the first 1% of salary reduction and 50% on the next 5% of salary reduction.  This match is accrued for all Participants, including executive officers, immediately upon entering the plan on the first day of the month following the completion of 30 days of employment.  Additionally, the Corporation accrued a non-elective employer contribution during 2019 for all employees (other than employees who participate in the Defined Benefit SERP or the Defined Contribution Agreement Plans and those employees meeting the age plus service requirement in the Pension Plan), equal to 4% of each employee’s salary for those hired after January1, 2010 and 4.5% of each employee’s salary for those hired before January 1, 2010, which will be paid into the plan in the first quarter of 2020.

Pension Plan

Prior to 2010, all employees were eligible to participate in the Pension Plan, which is a qualified defined benefit plan, upon completion of one year of service and the attainment of the age of 21.  Retirement benefits are determined using an actuarial formula that takes into account years of service and average compensation.  Normal retirement age for the defined benefit pension plan is 65 years of age with the availability of early retirement at age 55.  Pension benefits are fully vested after five years of service.  A year of service is defined as working at least 1,000 hours in a plan year.  Effective April 30, 2010, the plan was amended, resulting in a “soft freeze”, the effect of which prohibits new entrants into the plan and ceases crediting of additional years of service after that date.  Effective January 1, 2013, the plan was amended to unfreeze the plan for those employees for whom the sum of (i) their ages, at their closest birthday, plus (ii) years of service for vesting purposes equal 80 or greater.  The “soft freeze” continues to apply to all other plan participants.

Defined Benefit Supplemental Executive Retirement Plan

The Bank adopted the First United Bank & Trust Defined Benefit Supplemental Executive Retirement Plan (the “Defined Benefit SERP”) so that executives could reach a targeted retirement income.  The SERP is available only to a select group of management or highly compensated employees, including Mrs. Rodeheaver and Mr. Rush.  Mr. Fisher does not participate in the Defined Benefit SERP.  The Defined Benefit SERP was created to overcome qualified plan regulatory limits or the “reverse discrimination” imposed on highly compensated executives due to IRS contribution and compensation limits.  In connection with the adoption of the Severance Plan, the Compensation Committee decided to credit participants with 24 years of service, regardless of actual years of service, to minimize certain income taxes that could be imposed under Section 280G of the Internal Revenue Code upon a separation from service.  In the event a participant voluntarily terminates employment without good reason, his or her credited years of service will revert to actual years of service as of the date of termination.  Future participants in the plan, if any, will be credited with actual years of service.

The Defined Benefit SERP benefit is equal to 2.5% of the executive’s Final Pay for each year of service through age 60 (up to a maximum of 24 years) plus 1% of Final Pay for each year of service after age 60 (up to a maximum of 5 years), for a total benefit equal to 65% of Final Pay.  The Compensation Committee chose this plan design to provide competitive retirement benefits and to encourage service.  The Defined Benefit SERP was designed primarily to supplement benefits payable under the Pension Plan and, as such, it would be appropriate to measure Defined Benefit SERP benefits using an actuarial formula (i.e., years of service and final pay) similar to that used under the Pension Plan.  Accordingly, the Defined Benefit SERP benefits are offset by any accrued benefits payable under the Pension Plan and 50% of the social security benefits received by the participant.  For purposes of the Defined Benefit SERP, “Final Pay” means an amount equal to the participant’s annual base salary rate in effect immediately prior to his or her Separation from Service.

The normal retirement Defined Benefit SERP benefit is paid following Normal Retirement, which is defined as a Separation from Service (as defined in the Defined Benefit SERP) after attaining age 60 and providing at least 10 years of service.  Each participant is entitled to elect, upon initial participation, whether to receive the benefit in a single lump sum or in the form of a single life annuity, a level payment single life annuity, a level payment single life annuity with 120 months of guaranteed payments, a 50% joint and survivor level payment annuity, a 75% joint and survivor level payment annuity, or a 100% joint and survivor level payment annuity.  Annuity payments will be made on a monthly basis and are subject to actuarial adjustments.  Payments under a life annuity will be determined based on the expected remaining number of years of life for the annuitant and actuarial tables as of the time the annuity begins.  Payments under any form of annuity other than a single life annuity will be determined using the same actuarial equivalent assumptions used for the Pension Plan.  If a participant fails to make an election, he or she will receive the benefit as a level payment single life annuity.

Participant vests in his or her accrued normal retirement Defined Benefit SERP benefit upon 10 years of service, upon Normal Retirement, upon a Separation from Service due to Disability (as defined in the Defined Benefit SERP), and upon the participant’s death.  Upon a Separation from Service following a Change in Control (as defined in the Defined Benefit SERP) and a subsequent Triggering Event (as defined in the Defined Benefit SERP), a participant will vest in the greater of (i) 60% of Final Pay or (ii) his or her accrued normal retirement Defined Benefit SERP benefit through the date of the Separation from Service.

Generally, the distribution of a participant’s Defined Benefit SERP benefit will begin following the participant’s Normal Retirement.  If the participant suffers a Separation from Service due to death or following a Disability, then the participant or his or her designated beneficiaries will receive a lump sum payment equal to the actuarial equivalent of his or her accrued Defined Benefit SERP benefit.  If the participant suffers a Separation from Service other than due to “Cause” (as defined in the Defined Benefit SERP) after 10 years of service but prior to Normal Retirement, then he or she will receive the normal retirement Defined Benefit SERP benefit that has accrued through the date of the Separation from Service at age 60, in the form elected.  If the participant suffers a Separation from Service following a Change in Control and subsequent Triggering Event, then the distribution of his or her normal retirement Defined Benefit SERP benefit that has accrued through the date of the Separation from Service will begin, in the form elected, once the participant reaches age 60.  If the participant dies following the commencement of distributions but prior to the complete distribution of his or her vested and accrued SERP benefit, then distributions will be paid to his or her beneficiaries only if he or she chose a joint and survivor annuity form of distribution or a 10-year guaranteed payment lifetime annuity (and then only until the guaranteed payments have been made).

A participant will lose all Defined Benefit SERP benefits if he or she is terminated for Cause (as defined in the Defined Benefit SERP).  In addition, each participant has agreed that the receipt of any Defined Benefit SERP benefits is conditioned upon his or her (i) refraining from competing with the Corporation and its subsidiaries in their market areas for a period of three years following his or her Separation from Service, (ii) refraining from disclosing the Corporation’s confidential information following a Separation from Service, and (iii) remaining available to provide up to six hours of consultative services per month for twelve months after his or her Separation from Service.  Items (i) and (iii) do not apply, however, if the Separation from Service results from a Change in Control and subsequent Triggering Event.  If a participant breaches any of these conditions, then he or she is obligated to return all SERP benefits paid to date plus interest on such benefits at the rate of 10% per year.

The amounts that could be paid to Mrs. Rodeheaver and Mr. Rush under the Defined Benefit SERP upon a separation from service is shown below in the table contained in the section entitled “Benefits Upon a Separation from Service”.

Split Dollar Life Insurance Arrangements

The Bank purchased policies of bank owned life insurance (“BOLI”) in the aggregate amounts of $18 million in 2001, $2.3 million in 2004, $2.8 million in 2006, $10 million in 2009 and $5.5 million in 2015 to help offset the costs of providing benefits under all benefit plans and arrangements.  The Bank is the sole owner of these BOLI policies, has all rights with respect to the cash surrender values of these BOLI policies, and is the sole death beneficiary under these BOLI policies.

Because the Compensation Committee believes that it is important to reward officers for their loyalty and service, the Corporation has agreed, pursuant to Endorsement Split Dollar Agreements, to assign a portion of the cash benefits payable under these BOLI policies to the executive officers’ named beneficiaries in the event they die while employed.  Participation under the Split-Dollar Life Insurance arrangements can be terminated for any reason, at any time, by either the Bank or the covered officer.  The Bank terminates each covered officer’s participation when his or her employment is terminated.  The current death benefits payable to the beneficiaries of the named executive officers under these arrangements are shown below in the table contained in the section entitled “Benefits Upon a Separation from Service”.

Deferred Compensation Plan and Defined Contribution Agreement

The Corporation’s directors and those executives selected by the Compensation Committee are permitted to participate in the Deferred Compensation Plan.  Each of the named executive officers is entitled to participate.  The Deferred Compensation Plan permits directors and executives to elect, each year, to defer receipt of up to 100% of their directors’ fees, salaries and bonuses, as applicable, to be earned in the following year.  The deferred amounts are credited to an account maintained on behalf of the participant (a “Deferral Account”) and are deemed to be invested in certain investment options established from time to time by the Investment Committee of the Bank’s Trust Department.  Additionally, the Corporation may make discretionary contributions for the benefit of a participant to an

Employer Contribution Credit Account (the “Employer Account”), which will be deemed to be invested in the same manner as funds credited to the Deferral Account.  Each Deferral Account and Employer Account is credited with the gain or loss generated on the investments in which the funds in those accounts are deemed to be invested, less any applicable expenses and taxes.

A participant is always 100% vested in his or her Deferral Account.  The Corporation is permitted to set a vesting date or event for the Employer Account, and such date may be based on the performance by the participant of a specified number of completed years of service with the Corporation, may be based on the participant’s performance of specified service goals with respect to the Corporation, may be limited to only certain termination of employment events (e.g., involuntary termination, those following a change of control, etc.), or may be based on any other standard, at the Corporation’s sole and absolute discretion.  Notwithstanding the foregoing, a participant will become 100% vested in his or her Employer Account if he or she terminates employment (or, in the case of a participant who is a non-employee director, terminates membership on the Board of Directors) because of death or Total and Permanent Disability (as defined in the Deferred Compensation Plan).   Each participant will also become 100% vested in his or her Employer Account in the event of a Change in Control (as defined in the Plan).

Generally, a participant is entitled to choose, pursuant to an election form, the date on which his or her account balances are to be distributed, subject to any restrictions imposed by the Corporation and the trustee under the First United Corporation Executive and Director Deferred Compensation Plan in their sole and absolute discretion and applicable law.  If a participant fails to select a distribution date, then distributions will begin on or about the date of the participant’s termination of employment or director status with the Corporation.  The participant may choose whether his or her account balances are to be distributed in one lump sum or in equal annual installments selected by the participant between 2 and 10 installments.  If a participant fails to elect a payment date or the method of payment, then the account balances will be distributed in one lump sum following termination of employment.  If distributions are made in installments, then the undistributed balance will continue to be deemed invested in the chosen investment options, and the accounts will be credited or debited accordingly, until all amounts are distributed.

If a participant dies or experiences a Total and Permanent Disability before terminating his or her employment or director status with the Corporation and before the commencement of payments, then the entire balance of the participant’s accounts will be paid to the participant or to his or her named beneficiaries, as applicable, as soon as practicable following death or Total and Permanent Disability.  If a participant dies after the commencement of payments but before he or she has received all payments to which he or she is entitled, then the remaining payments will be paid to his or her designated beneficiaries in the manner in which such benefits were payable to the participant.  Upon a Change in Control, the entire balance of a participant’s accounts will be paid in a single lump sum payment.

The Deferred Compensation Plan provides for limited distributions in the event of certain financial hardships.

On January 9, 2015, the Corporation entered into a participation agreement under the Deferred Compensation Plan, styled as the First United Corporation Defined Contribution Agreement (the “Defined Contribution Agreement”), with Mr. Fisher pursuant to which the Corporation agreed, for each Plan Year (as defined in the Deferred Compensation Plan) in which it determines that it has been Profitable (as defined in the Defined Contribution Agreement), to make a discretionary contribution to the Employer Account of Mr. Fisher in an amount equal to 15% of his base salary for such Plan Year, with the first Plan Year being the year ending December 31, 2015.  Mr. Fisher received Employer Contribution Credits of $39,157 for the 2018 Plan Year.  For the 2019 Plan Year, Mr. Fisher received Employer Contribution Credits of $40,331.  The Defined Contribution Agreement provides that Mr. Fisher will become 100% vested in the amount maintained in his Employer Account upon the earliest to occur of the following events: (i) his Normal Retirement (as defined in the Defined Contribution Agreement); (ii) his Separation from Service (as defined in the Defined Contribution Agreement) following a Change of Control (as defined in the Deferred Compensation Plan) and subsequent Triggering Event (as defined in the Defined Contribution Agreement); (iii) his Separation from Service due to a Disability (as defined in the Defined Contribution Agreement); (iv) with respect to a particular award of Employer Contribution Credits, his completion of two consecutive Years of Service (as defined in the Defined Contribution Agreement) immediately following the Plan Year for which such award was made; or (v) his death.  Notwithstanding the foregoing, however, Mr. Fisher will lose his entitlement to the amount credited to his Employer Account if he is terminated for Cause (as defined in the Defined Contribution Agreement).  In addition, the Defined Contribution Agreement conditions his entitlement to the amounts credited to his Employer Account on his (a) refraining from engaging in Competitive Employment (as defined in the Defined Contribution Agreement) for three years following his Separation from Service, (b) refraining from injurious disclosure of confidential information concerning the Corporation, and (c) remaining available, at the Corporation’s reasonable request, to provide at least six hours of transition services per month for 12 months following his Separation from Service (except in the case of death or Disability), except that only item (b) will apply in the event of a Separation from Service following a Change of Control and subsequent Triggering Event.  In the event that Mr. Fisher violates any of those conditions, then he will forfeit all then-unpaid amounts in his Employer Account and be obligated to reimburse the Corporation for all amounts theretofore paid to him, plus interest thereon at the rate of 10% per year.

Benefits upon a Separation from Service

As noted above, the Corporation has entered into Severance Agreements with Mrs. Rodeheaver, Mr. Fisher and Mr. Rush; however, the Corporation has not made any payments under the Severance Agreements to date.

The Corporation’s obligations under the Severance Agreements would be triggered if the participating executive officer’s employment were to be terminated by the Corporation without Cause (as defined in the Severance Agreement) or by the executive for Good Reason (as defined in the Severance Agreement) during the period commencing on the date that is 90 days before a Change in Control (as defined in the Severance Plan) and ending on the first anniversary of a Change in Control (the “Protection Period”).  In such case, the executive officer would be entitled to receive a lump sum cash payment equal to two times his or her Final Pay (as defined in the Severance Agreement), the immediate vesting of all equity-based compensation awards that have been granted to the executive, continued coverage for 24 months under the Corporation’s group health and dental plan (or, if the executive is not eligible for such coverage, a monthly cash payment equal to the monthly premium for a similar policy), and outplacement services for up to 12 months.

Each of the Severance Agreements provides that the amount of all severance benefits described above, plus the amount of all benefits under any other plan or arrangement, the payment of which is deemed to be contingent upon a change in the ownership or effective control of the Corporation (as determined under Section 280G of the Code), may not exceed 2.99 times the participant’s “annualized includable compensation for the base period” (i.e., the average annual compensation that was includable in his or her gross income for the last five taxable years ending before the date on which the Change in Control occurs.

Each Severance Agreement has a one-year term, which automatically renews for additional one-year terms unless the Corporation provides the participant with six months’ prior notice of its intention not to renew the Severance Agreement, except that the Severance Agreement will automatically terminate at the expiration of the Protection Period.

The table that follows shows the estimated present value of benefits that could have been paid to the named executive officers as of December 31, 2019 under the Severance Plan, the SERP and the Split Dollar Life Insurance Arrangements upon a separation from service.  As discussed above, subject to certain conditions, participants in the SERP are entitled to receive their vested benefits (offset by Pension Plan benefits, 50% of social security benefits and, in the case of death, benefits paid under the Split Dollar Life Insurance arrangements described above) if they suffer a separation from service other than for cause.  No SERP benefits are payable if a participant’s separation from service was for cause.  Except in the cases of a separation from service due to death or disability, the payment of SERP benefits does not commence until the later of normal retirement or attainment of age 60 for the SERP Plan.

Benefits Payable Upon a Termination of Employment
Name	Reason for Termination	Severance Plan Cash Benefit ($)	Severance Plan Benefit Continuation ($)(1)(1)	Estimated SERP Benefit ($)(2)(3)	Estimated Split-Dollar Benefit ($)	Total ($)
Mrs. Rodeheaver	Change in control, disability, involuntary termination other than for cause, or voluntary termination for good reason	777,814	33,515	1,898,825	-	2,710,154

	Death	-	-	1,873,825	25,000	1,898,825
	Voluntary termination without good reason	-	-	1,898,825	-	1,898,825
Mr. Fisher	Change in control, disability, involuntary termination other than for cause, or voluntary termination for good reason	537,752	33,515	111,645	-	682,912
	Death	-	-	111,645	25,000	136,646
	Voluntary termination without good reason	-	-	111,645	-	111,645

Mr. Rush	Change in control, disability, involuntary termination other than for cause, or voluntary termination for good reason	406,276	2,633	479,197	-	888,106
	Death	-	-	454,197	25,000	479,197
	Voluntary termination without good reason	-	-	479,197	-	479,197

Notes:

(1)

Amounts reflect the value of two years’ continued coverage under the Corporation’s benefit plans.  Such amounts are calculated at current rates and current cost sharing formulas, as future costs are unknown.

(2)

The Defined Benefit SERP benefit payable to any named executive officer who terminates his or her employment without good reason is based on actual years of service rather than 24 years of credited service.  Both Mrs. Rodeheaver and Mr. Rush have over 24 actual years of service. Mr. Fisher does not participate in the Defined Benefit SERP Plan.

(3)	The amount reported for Mr. Fisher is the portion of the Employer Contribution Credits that have accrued under the Defined Defined Contribution Agreement and become vested as of December 31, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Information

At the 2018 Annual Meeting of Shareholders, the Corporation’s shareholders approved the First United Corporation 2018 Equity Compensation Plan (“the Equity Plan”), which authorizes the grant of stock options, stock appreciation rights, stock awards, dividend equivalents and other stock-based awards.  The following table contains information about the Equity Plan as of December 31, 2019:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	N/A	297,423	(1)
Equity compensation plans not approved by security holders	—	N/A	N/A
Total	—	N/A	297,423

Note:

(1)

The Equity Plan permits the grant of both stock options, restricted stock awards, and other stock-based awards.  Subject to the anti-dilution provisions of the Equity Plan, the maximum number of shares for which awards may be granted to any one participant in any calendar year is 20,000, without regard to whether an award is paid in cash or shares.

Beneficial Ownership of Common Stock by Principal Shareholders and Management

The following table sets forth information as of February 29, 2020 relating to the beneficial ownership of the Common Stock by (i) each person or group known by the Corporation to beneficially own more than five percent (5%) of the outstanding shares of Common Stock; (ii) each of the Corporation’s directors, director nominees and named executive officers; and (iii) all directors, director nominees and executive officers of the Corporation as a group.  Generally, a person “beneficially owns” shares if he or she has, or shares with others, the right to vote those shares or to invest (or dispose of) those shares, or if he or she has the right to acquire such voting or investment rights, within 60 days of the Record Date (such as by exercising stock options or similar rights).  The percentages shown for 2020 were calculated based on 7,112,189 issued and outstanding shares of Common Stock, plus, for each named person, any shares that such person may acquire within 60 days of the Record Date.  Except as otherwise noted, the address of each person named below is the address of the Corporation.

	Common Stock Beneficially Owned		Percent of Outstanding Common Stock
Directors and Named Executive Officers:
John F. Barr	18,093		*
Brian R. Boal	8,337		*
M. Kathryn Burkey	42,775		*
Robert L. Fisher, II	4,963	(1)	*
Robert W. Kurtz	10,521	(2)	*
John W. McCullough	35,742		*
Elaine L. McDonald	36,422		*
Carissa L. Rodeheaver	15,563	(3)	*
Gary R. Ruddell	17,403	(4)	*
I. Robert Rudy	40,368	(5)	*
Jason B. Rush	11,083	(6)	*
Marisa A. Shockley	16,213		*
H. Andrew Walls	57,106	(7)	*

Directors & Executive Officers as a group (13 persons)	314,589		4.4%

Driver Opportunity Partners I LP	365,212	(8)	5.1%

Total	679,801		9.5%

Notes:

*Less than 1.0%.

(1)

Includes 1,793 shares of phantom stock held in a deferred compensation plan account (“Phantom Stock”). Each share of Phantom Stock represents a deemed investment of deferred compensation funds in one share of Common Stock and gives the officer the right to receive one share of Common Stock or the cash value thereof following the officer’s separation from service with the Corporation.  The officer may transfer the funds held in the plan account into an alternative deemed investment option at any time.

(2)	Includes 3,027 shares owned jointly with spouse.
(3)	Includes 283 shares held jointly with spouse, 69 shares held by spouse for benefit of a minor child, and 790 shares held in a 401(k) plan account.
(4)	Includes 520 shares owned by Ruddell, LLC of which Mr. Ruddell is owner.
(5)	Includes 1,033 shares owned jointly with spouse, 6,837 shares owned by spouse, and 4,500 shares of Phantom Stock in a deferred compensation plan account.
(6)	Includes 125 shares owned jointly with spouse.
(7)	Includes 14,854 shares owned by Morgantown Printing and Binding, Inc. of which Mr. Walls is owner.
(8)

The information is based on the Schedule 13D/A filed with the SEC on January 10, 2020 by Driver Opportunity Partners I LP (“Partners”), Driver Management Company LLC (“Driver Management”), J. Abbott R. Cooper, Michael J. Driscoll, Lisa Narrell-Mead and Ethan C. Elzen.  The principal address of each of Partners, Driver Management and Mr. Cooper is 250 Park Avenue, 7th Floor, New York, NY 10177.  The principal address of Mr. Driscoll is 35 E. All Saints Street, #216, Frederick, MD 21701. The principal business address of Ms. Narrell-Mead is 1635 Woodridge Place, Birmingham, AL 35216. The principal business address of Mr. Elzen is 4309 Esteswood Dr Nashville, TN 37215.  Partners beneficially owns 360,637 shares of Common Stock.  Driver Management is the controlling person of Partners, and Mr. Cooper is the controlling person of Driver Management.  Mr. Driscoll, Ms. Narrell-Mead and Mr. Elzen beneficially own 3,200 shares of Common Stock, 650 shares of Common Stock, and 425 shares of Common Stock, respectively.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

During the last two fiscal years, the Bank has had banking transactions in the ordinary course of its business with certain directors and officers of the Corporation and with their affiliates.  These transactions were on substantially the same terms, including interest rates, collateral, and repayment terms on loans, as those prevailing at the same time for comparable transactions with person who are not related to the Bank.

In addition to the foregoing, Morgantown Printing & Binding (“MP&B”), a corporation owned by H. Andrew Walls and a trust established for the benefit of his minor children, provides various printing services (marketing materials, account statements, and other routine items), document storage and warehouse services, and related services to the Corporation.  Total fees paid by the Corporation to MP&B in 2019 and 2018 were $186,334 and $206,887, respectively, which did not exceed 5% of MP&B’s consolidated gross revenues for those years.  The Corporation has again retained MP&B to provide these services in 2020, for which it expects to pay approximately $250,000.  Management believes that all of the foregoing transactions with MP&B are or will be on terms that are substantially similar to those that would be available if a person unrelated to the Corporation were to provide these services.

During 2017, the Bank hired a general contractor for the completion of renovation projects in the Bank’s branch office locations.  The general contractor is not affiliated with the Corporation, the Bank or any of their directors or executive officers.  On its own initiative and without input from the Bank, the general contractor hired Rush Services as a subcontractor to provide electrical, HVAC and other services.  Jason Rush, the Chief Operating Officer of the Corporation and the Bank, serves as the Secretary of, and is a 50% owner of Rush Services.  Total fees paid by the Bank directly to Rush Services in 2019 and 2018 were $51,879 and $99,364, respectively.  The general contractor paid Rush Services $0 and $6,239, in 2019 and 2018, respectively, for such services.

The Corporation and the Bank have adopted written policies and procedures to help ensure that the Corporation and the Bank comply with all legal requirements applicable to related party transactions.  Among other policies and procedures, the Audit Committee of the Board of Directors must review and approve transactions with directors, executive officers and/or their respective related interests and submit such transactions to the full Board of Directors for approval.  This review is intended to ensure compliance with Regulation O, which imposes requirements for extensions of credit to directors and executive officers, Sections 23A and 23B of the Federal Reserve Act, which governs transactions between the Bank and its affiliates, and Section 5-512 of the Financial Institutions Article of the Annotated Code of Maryland, which limits, and requires periodic review and approval of, extensions of credit to directors and executive officers.

Director Independence

Pursuant to Rule 5605(b)(1) of The NASDAQ Stock Market Rules (the “NASDAQ Rules”), a majority of the Corporation’s directors must be “independent directors” as that term is defined by NASDAQ Rule 5605(a)(2).  The Corporation’s Board of Directors has determined that each of John F. Barr, Brian R. Boal, M. Kathryn Burkey, Robert W. Kurtz, John W. McCullough, Elaine L. McDonald, I. Robert Rudy, Gary R. Ruddell, Marisa A. Shockley, and H. Andrew Walls, III is an “independent director”, and these independent directors constitute a majority of the Corporation’s Board of Directors.  Each of the members of the Compensation Committee and of the Nominating Committee is an “independent director”.  Each member of the Audit Committee satisfies the independence requirements of NASDAQ Rule 5605(c)(2)(A).  In making these independence determinations, the Board, in addition to the transactions described above under “Certain Relationships and Related Transactions”, considered the fact that Mr. Kurtz previously served as an executive officer of the Corporation and the Bank and the fact that Mr. Boal is Mr. Kurtz’s nephew.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid or accrued by the Corporation in 2019 and 2018 for the audit and other services provided in those years by Baker Tilly Virchow Krause, LLP, the Corporation’s independent registered public accounting firm:

	FY 2019	FY 2018
Audit Fees	$321,050	$302,000
Audit Related Fees	3,300	3,875
Tax Fees	0	0
All Other Fees	0	0
Total	$324,350	$305,875

Audit Fees for 2019 and 2018 include fees associated with the annual audits, the reviews of the Corporation’s quarterly reports on Form 10-Q, and the attestation of management’s reports on internal control over financial reporting contained in the Annual Reports on

Form 10-K for those years. Audit Related Fees for 2018 include fees associated with reviews of registration statements filed with the SEC by the Corporation, while 2019 is in regards to the potential sale of trust preferred securities.

It is the Audit Committee’s policy to pre-approve all audit services and permitted non-audit services (including the fees and terms thereof) to be performed for the Corporation by its independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(l)(B) of the Exchange Act, which, when needed, are approved by the Audit Committee prior to the completion of the independent registered public accounting firm’s audit.  All of the 2019 and 2018 services described above were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1), (2) and (c)  Financial Statements.

Report of Independent Registered Public Accounting Firm

Consolidated Statement of Financial Condition as of December 31, 2019 and 2018

Consolidated Statement of Income for the years ended December 31, 2019 and 2018

Consolidated Statement of Comprehensive Income for the years ended December 31, 2019 and 2018

Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2019 and 2018

Consolidated Statement of Cash Flows for the years ended December 31, 2019 and 2018

Notes to Consolidated Financial Statements for the years ended December 31, 2019 and 2018

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
10.1

First United Bank & Trust Amended and Restated Defined Benefit Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.1 to First United Corporation’s Current Report on Form 8-K filed on February 1, 2019)

10.2

Form of Amended and Restated Participation Agreement under the Defined Benefit Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.2 to First United Corporation’s Current Report on Form 8-K filed on February 1, 2019)

10.3

Form of Endorsement Split Dollar Agreement between the Bank and each of William B. Grant, Robert W. Kurtz, Jeannette R. Fitzwater, Phillip D. Frantz, Eugene D. Helbig, Jr., Steven M. Lantz, Robin M. Murray, Carissa L. Rodeheaver, and Frederick A. Thayer, IV (incorporated by reference to Exhibit 10.3 to First United Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2003)

10.4

Amended and Restated First United Corporation Executive and Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to First United Corporation’s Current Report on Form 8-K filed on November 24, 2008)

10.5

Form of Amended and Restated First United Corporation Defined Contribution SERP Agreement (incorporated by reference to Exhibit 10.5 to First United Corporation’s annual report on Form 10-K for the year ended December 31, 2018)

10.6

Amended and Restated First United Corporation Change in Control Severance Plan (incorporated by reference to Exhibit 10.5 to First United Corporation’s Current Report on Form 8-K filed on June 23, 2008)

10.7

Form of Agreement Under the First United Corporation Change in Control Severance Plan, dated as of February 14, 2007 (incorporated by reference to Exhibit 10.3 to First United Corporation’s Current Report on Form 8-K filed on February 21, 2007)

10.8

Form of First Amendment to Agreement under the First United Corporation Change in Control Severance Plan, dated as of December 28, 2012 (incorporated by reference to Exhibit 10.10 to First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012)

10.9

Form of Agreement under the First United Corporation Change in Control Severance Plan, dated as of January 9, 2015, between First United Corporation and Keith R. Sanders (incorporated by reference to Exhibit 10.3 to First United Corporation’s Current Report on Form 8-K filed on January 9, 2015)

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

FIRST UNITED CORPORATION

Date: March 13, 2020	By:	/s/ Carissa L. Rodeheaver
Carissa L. Rodeheaver, CPA, CFP
Chairman of the Board, President
and Chief Executive Officer
(Principal Executive Officer)

Date: March 13, 2020	By:	/s/ Tonya K. Sturm
Tonya K. Sturm,
Senior Vice President and
Chief Financial Officer,
(Principal Financial Officer
and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ John F. Barr	/s/ Brian R. Boal
John F. Barr – Director	Brian R. Boal - Director
March 13, 2020	March 13, 2020

/s/ M. Kathryn Burkey	/s/ Robert W. Kurtz
M. Kathryn Burkey - Director	Robert W. Kurtz - Director
March 13, 2020	March 13, 2020

/s/ John W. McCullough	/s/ Elaine L. McDonald
John W. McCullough – Director	Elaine L. McDonald – Director
March 13, 2020	March 13, 2020

/s/ Carissa L. Rodeheaver	/s/ Gary R. Ruddell
Carissa L. Rodeheaver – Director, President	Gary R. Ruddell - Director
and Chief Executive Officer	March 13, 2020
(Principal Executive Officer)
March 13, 2020

/s/ I. Robert Rudy	/s/ Marisa A. Shockley
I. Robert Rudy - Director	Marisa A. Shockley - Director
March 13, 2020	March 13, 2020

/s/ Robert G. Stuck	/s/ H. Andrew Walls, III
Robert G. Stuck – Director	H. Andrew Walls, III - Director
March 13, 2020	March 13, 2020

/s/ Tonya K. Sturm
Tonya K. Sturm – Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
March 13, 2020