Form 10-K/A
period 2019-12-31
FIRST UNITED CORP/MD/
filed 2020-03-16
CIK 763907

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

Documents Incorporated by Reference

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Annual Report of First United Corporation on Form 10-K for the year ended December 31, 2019, which was initially filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2020 (the “Original Report”), is being filed to include a signed version of the report of First United Corporation’s independent registered public accounting firm required to be included in Item 8 of Part II of Form 10-K, which was inadvertently omitted from the Original Report.  Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by First United Corporation’s principal executive officer and principal financial officer are filed or furnished with this Amendment No. 1 as Exhibits 31.1, 31.2, and 32.1, so Item 15 of Part IV of the Original Report has also been amended.

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

First United Corporation

PART II

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

/s/ Baker Tilly Virchow Krause, LLP

We have served as the Company’s auditor since 2006.

Pittsburgh, Pennsylvania

March 13, 2020

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

10.10	First United Corporation 2018 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to First United Corporation’s Current Report on Form 8-K filed on May 21, 2018)
21	Subsidiaries (filed herewith)
23.1	Consent of Baker Tilly Virchow Krause, LLP, Independent Registered Public Accounting Firm (filed herewith)
31.1	Certifications of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
31.2	Certifications of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*  Filed with the Original Report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST UNITED CORPORATION

Date: March 16, 2020	By:	/s/ Carissa L. Rodeheaver
Carissa L. Rodeheaver, CPA, CFP
Chairman of the Board, President
and Chief Executive Officer
(Principal Executive Officer)

Date: March 16, 2020	By:	/s/ Tonya K. Sturm
Tonya K. Sturm,
Senior Vice President and
Chief Financial Officer,
(Principal Financial Officer
and Principal Accounting Officer)