Form 10-Q
period 2020-03-31
FIRST UNITED CORP/MD/
filed 2020-05-11
CIK 763907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For quarterly period ended March 31, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,966,898 shares of common stock, par value $.01 per share, as of April 30, 2020.

INDEX TO QUARTERLY REPORT

FIRST UNITED CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

FIRST UNITED CORPORATION

Consolidated Statement of Financial Condition

(In thousands, except per share data)

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Cash and due from banks	$69,008	$48,512
Interest bearing deposits in banks	3,000	1,467
Cash and cash equivalents	72,008	49,979
Investment securities – available for sale (at fair value)	130,792	131,305
Investment securities – held to maturity (fair value $98,311 at March 31, 2020 and $100,656 at December 31, 2019)	91,399	93,979
Restricted investment in bank stock, at cost	4,468	4,415
Loans	1,053,732	1,052,118
Unearned fees	(662)	(687)
Allowance for loan losses	(15,012)	(12,537)
Net loans	1,038,058	1,038,894
Premises and equipment, net	38,662	38,710
Goodwill, net	11,004	11,004
Bank owned life insurance	43,752	43,449
Deferred tax assets	9,500	7,441
Other real estate owned, net	4,040	4,127
Operating lease asset	2,590	2,661
Accrued interest receivable and other assets	15,240	16,063
Total Assets	$1,461,513	$1,442,027
Liabilities and Shareholders’ Equity
Liabilities:
Non-interest bearing deposits	$299,961	$294,649
Interest bearing deposits	872,433	847,382
Total deposits	1,172,394	1,142,031
Short-term borrowings	39,418	48,728
Long-term borrowings	100,929	100,929
Operating lease liability	3,164	3,239
Accrued interest payable and other liabilities	26,149	20,235
Dividends payable	910	925
Total Liabilities	1,342,964	1,316,087
Shareholders’ Equity:
Common Stock – par value $.01 per share; Authorized 25,000,000 shares; issued and outstanding 6,966,898 shares at March 31, 2020 and 7,110,022 at December 31, 2019	70	71
Surplus	29,756	32,359
Retained earnings	120,326	119,481
Accumulated other comprehensive loss	(31,603)	(25,971)
Total Shareholders’ Equity	118,549	125,940
Total Liabilities and Shareholders’ Equity	$1,461,513	$1,442,027

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Operations

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2020	2019
	(Unaudited)
Interest income
Interest and fees on loans	$12,839	$12,190
Interest on investment securities
Taxable	1,308	1,467
Exempt from federal income tax	260	280
Total investment income	1,568	1,747
Other	209	135
Total interest income	14,616	14,072
Interest expense
Interest on deposits	1,870	1,771
Interest on short-term borrowings	28	103
Interest on long-term borrowings	831	852
Total interest expense	2,729	2,726
Net interest income	11,887	11,346
Provision for loan losses	2,654	349
Net interest income after provision for loan losses	9,233	10,997
Other operating income
Net gains	41	14
Service charges on deposit accounts	615	519
Other service charges	290	208
Trust department	1,753	1,715
Debit card income	634	600
Bank owned life insurance	303	303
Brokerage commissions	277	238
Other	136	124
Total other income	4,008	3,707
Total other operating income	4,049	3,721
Other operating expenses
Salaries and employee benefits	5,923	6,218
FDIC premiums	43	111
Equipment	926	883
Occupancy	747	712
Data processing	1,052	941
Marketing	130	68
Professional services	723	204
Contract labor	151	156
Line rentals	217	217
Other real estate owned	—	143
Other	1,093	1,037
Total other operating expenses	11,005	10,690
Income before income tax expense	2,277	4,028
Provision for income tax expense	522	877
Net Income	$1,755	$3,151
Basic net income per share	$0.25	$0.44
Diluted net income per share	$0.25	$0.44
Weighted average number of basic shares outstanding	7,063	7,088
Weighted average number of diluted shares outstanding	7,071	7,088
Dividends declared per common share	$0.13	$0.09

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Comprehensive (Loss)/Income

(In thousands)

	Three Months Ended
	March 31,
	2020	2019
Comprehensive (Loss)/Income	(Unaudited)
Net Income	$1,755	$3,151
Other comprehensive (loss)/income, net of tax and reclassification adjustments:
Net unrealized losses on investments with OTTI	(1,225)	(80)
Net unrealized gains on all other AFS securities	1,384	905
Net unrealized gains on HTM securities	53	55
Net unrealized losses on cash flow hedges	(963)	(315)
Net unrealized (losses)/gains on pension	(4,915)	2,129
Net unrealized gains on SERP	34	21
Other comprehensive (loss)/income, net of tax	(5,632)	2,715
Comprehensive (loss)/income	$(3,877)	$5,866

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands, except per share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at January 1, 2020	$71	$32,359	$119,481	$(25,971)	$125,940
Net income			1,755		1,755
Other comprehensive loss				(5,632)	(5,632)
Stock based compensation		98			98
Common stock issued		52			52
Stock repurchase	(1)	(2,753)			(2,754)
Common stock dividend declared - $.13 per share			(910)		(910)
Balance at March 31, 2020	$70	$29,756	$120,326	$(31,603)	$118,549

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at January 1, 2019	$71	$31,921	$109,477	$(24,403)	$117,066
Net income			3,151		3,151
Other comprehensive income				2,715	2,715
Stock based compensation		67			67
Common stock issued		39			39
Common stock dividend declared - $.09 per share			(639)		(639)
Balance at March 31, 2019	$71	$32,027	$111,989	$(21,688)	$122,399

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Cash Flows

(In thousands)

	Three Months Ended
	March 31,
	2020	2019
	(Unaudited)
Operating activities
Net income	$1,755	$3,151
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,654	349
Depreciation	813	756
Stock compensation	98	67
Gains on sales of other real estate owned	(10)	(30)
Write-downs of other real estate owned	26	117
Originations of loans held for sale	(8,476)	(2,630)
Proceeds from sale of loans held for sale	8,539	2,627
Gains from sale of loans held for sale	(59)	(20)
Losses on disposal of fixed assets	18	—
Net amortization of investment securities discounts and premiums- AFS	4	3
Net amortization/(accretion) of investment securities discounts and premiums- HTM	45	(12)
Losses on sales/calls of investment securities – available-for-sale	—	6
Earnings on bank owned life insurance	(303)	(303)
Amortization of deferred loan fees	(318)	(141)
Amortization of operating lease asset	71	65
Increase in accrued interest receivable and other assets	(6,956)	(1,824)
Deferred tax expense/(benefit)	1	(1)
Operating lease liability	(75)	(67)
Increase/(decrease) in accrued interest payable and other liabilities	5,842	(1,116)
Net cash provided by operating activities	3,669	997
Investing activities
Proceeds from maturities/calls of investment securities available-for-sale	18,089	2,249
Proceeds from maturities/calls of investment securities held-to-maturity	2,535	1,238
Purchases of investment securities available-for-sale	(17,421)	—
Purchases of investment securities held-to-maturity	—	(2,754)
Proceeds from sales of other real estate owned	92	859
Net (increase)/decrease in restricted stock	(53)	1,021
Net (increase)/decrease in loans	(1,525)	2,897
Purchases of premises and equipment	(783)	(517)
Net cash provided by investing activities	934	4,993
Financing activities
Net increase in deposits	30,363	63,085
Issuance of common stock	52	39
Cash dividends on common stock	(925)	(639)
Net decrease in short-term borrowings	(9,310)	(38,012)
Stock repurchase	(2,754)	—
Net cash provided by financing activities	17,426	24,473
Increase in cash and cash equivalents	22,029	30,463
Cash and cash equivalents at beginning of the year	49,979	23,541
Cash and cash equivalents at end of period	$72,008	$54,004
Supplemental information
Interest paid	$2,723	$2,691
Taxes paid	$74	$100
Non-cash investing activities:
Transfers from loans to other real estate owned	$21	$515
Recognition of operating lease right-of-use assets	$—	$2,730
Recognition of operating lease liabilities	$—	$3,317

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

NoteS to Consolidated Financial Statements (UNAUDITED)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of First United Corporation and its consolidated subsidiaries, including First United Bank & Trust (the “Bank”), have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 270, Interim Reporting, and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required for annual financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring items, have been included.  Operating results for the three-month period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the full year or for any future interim period.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019.

As used in these notes, the terms “the Corporation” “we”, “us”, and “our” refer to First United Corporation and, unless the context clearly requires otherwise, its consolidated subsidiaries.

The Corporation has evaluated events and transactions occurring subsequent to the statement of financial condition date of March 31, 2020 for items that should potentially be recognized or disclosed in these financial statements.

Note 2 – Significant Event

On March 11, 2020, the World Health Organization declared a pandemic as a result of the global spread of the coronavirus, commonly referred to as COVID-19.  The spread of the disease quickly accelerated in the United States and to date, all 50 states have reported cases.  The U.S. and state governments reacted to the pandemic by issuing shelter at home orders and requiring that non-essential businesses be closed to prevent spread of the virus.  The health crisis quickly turned into a financial crisis resulting in guidance and mandates regarding foreclosures and repossessions and accounting and regulatory changes designed to encourage banks to work with customers suffering detrimental financial impact.

As a result of the pandemic effecting the states and local markets in which it operates, the Corporation successfully implemented its Business Continuity Plan with the goal of protecting the health, safety and financial well-being of its associates and customers.   As part of its plan to protect the financial well-being of its customers, the Corporation chose to participate and educate its customers on the government sponsored plans established to provide financial assistance to businesses.

The U.S. Government’s Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) established the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) which provides small businesses with resources to maintain payroll, hire back employees who may have been laid off, and to cover applicable overhead expenses.  We acted expeditiously to prepare our associates so they could guide our customers on the proper procedures necessary to enable them to take advantage of this program.  We developed an SBA PPP specific information site within our website that provided detailed information, links and materials for eligible customers to access.  Internally, we reallocated resources to review, process and enter customer applications, working tirelessly over extended hours to provide access to as many local business owners as possible.   We were able to fund 428 loan applications for approximately $111.0 million from the first tranche of PPP designated funds.  Congress allocated additional funding to the PPP on April 23, 2020.  Due to our advance preparation and software implementation, we were able to quickly gain approval for an additional 492 loan applications for approximately $29.0 million thru May 1, 2020.  In total, we have gained approval for over $140 million dollars to 920 small businesses.  Approximately 73% of the loans were under $100,000 in size and approximately 65% of the businesses receiving the loans employed less than 10 employees.  We will continue to provide access to the PPP and process applications, for as long as the PPP is open and funds are available, so that we can assist as many small business owners in our markets as possible.  These loans are 100% guaranteed by the SBA, have up to a two-year maturity, provide for a six-month deferral period, and have an interest rate of 1%.  These loans may be forgiven by the SBA if the borrower meets certain conditions, including by using at least 75% of the loan proceeds for payroll costs.  The SBA also established processing fees from 1% to 5%, depending on the loan amount.  We anticipate to receive approximately $3.5 million in fees.

In April 2020, the Bank established eligibility to participate in the Paycheck Protection Program Liquidity Facility (“PPPLF”) which was established by Congress and administered by the Federal Reserve Bank.  This facility uses the SBA guaranteed PPP loans as collateral, offering 100% collateral coverage with no recourse to the Bank.   The majority of the PPP loan disbursements, which were all subsequent to quarter end, have been to internal, non-interest-bearing accounts awaiting use by borrowers.  As a result, we have not yet accessed the PPPLF, but are prepared to utilize the fund when management determines the timing is appropriate.

The Corporation’s allowance for loan losses increased $2.5 million to $15.0 million at March 31, 2020 compared to $12.5 million at December 31, 2019.  The allowance for loan losses (the “ALL”) to total loans was 1.42% and 1.19% at March 31, 2020 and December 31, 2019, respectively.  This increase was driven by the increased provision expense which was adjusted for qualitative factors related to the economic uncertainty and increased unemployment rates related to the COVID-19 pandemic.

While the pandemic has had an impact on most industries, some have been more impacted than others.  The following chart includes data on our consumer and commercial loan portfolios, including a breakdown by industry, the percentage of the portfolio that has been modified through May 6, 2020 as a result of COVID-19 and the corresponding allowance for loan losses for each category as of March 31, 2020.  Modifications include either deferrals of principal and interest or interest only periods of three months.  Residential mortgage deferrals result in extensions of the maturity date of the loans and commercial modifications result in either an extension of the maturity payment or a balloon payment at maturity.

	Total Loans at 3/31/20			COVID Modifications through May 6, 2020
Industry Category	# of Loans	Balance (000s)	Balance as % of Total Portfolio	# of Loans	Balance (000s)	Balance as % of Category
RE/Rental/Leasing - Non-Owner Occupied	84	$119,047	11.3%	14	$31,069	26.1%
RE/Rental/Leasing - All Other	289	92,908	8.8%	32	15,934	17.2%
Construction - Developers	21	57,171	5.4%	-	—	0.0%
Accommodations	24	47,169	4.5%	10	22,050	46.7%
Services	186	44,185	4.2%	21	11,187	25.3%
Health Care/Social Assistance	94	32,663	3.1%	25	11,598	35.5%
RE/Rental/Leasing - Multifamily	50	30,770	2.9%	10	4,652	15.1%
RE/Rental/Leasing - Developers	21	27,760	2.6%	1	18	0.1%
Manufacturing	46	26,080	2.5%	5	4,394	16.8%
Construction - All Other	228	22,739	2.2%	20	2,841	12.5%
Prof/Scientific/Technical	90	19,871	1.9%	9	5,863	29.5%
Trade	255	17,376	1.6%	5	1,036	6.0%
Transportation/Warehousing	94	15,175	1.4%	5	194	1.3%
Food Service	39	9,350	0.9%	11	2,943	31.5%
Public Administration	26	9,258	0.9%	-	—	0.0%
Entertainment/Recreation	21	5,217	0.5%	3	983	18.8%
Agriculture	43	4,111	0.4%	2	508	12.4%
Energy	10	1,681	0.2%	-	—	0.0%
Total Commercial	1,621	$582,532	55.3%	173	$115,270	19.8%
Total Mortgage and Consumer	7,447	471,200	44.7%	335	45,955	9.8%
Total Loans at March 31, 2020	9,068	$1,053,732	100.0%	508	$161,225	15.3%

On March 16, 2020, in response to the COVID-19 outbreak, the Federal Reserve Board reduced the federal funds rate by 150 basis points to a target range of  0% to .25%, and the yields on 10-year and 30-year treasury notes have declined to historic lows.  As a result of this decline, the Corporation’s future net interest margin and spread may be reduced.

Note 3 – Earnings Per Common Share

Basic earnings per common share is derived by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents.  Diluted earnings per share is derived by dividing net income available to common shareholders by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents, such as restricted stock units (“RSUs”).  At March 31, 2020, there were RSUs relating to 25,004 shares of common stock outstanding.

The following table sets forth the calculation of basic and diluted earnings per common share for the three-month periods ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020			2019
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Income	Shares	Amount
Basic Earnings Per Share:

Net income	$1,755	7,063	$0.25	$3,151	7,088	$0.44

Diluted Earnings Per Share:

Net income	$1,755	7,071	$0.25	$3,151	7,088	$0.44

Note 4 – Net Gains

The following table summarizes the gain/(loss) activity for the three-month periods ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Net gains/(losses):
Available-for-sale securities:
Realized losses	—	(6)
Gains on sale of consumer loans	59	20
Losses on disposal of fixed assets	(18)	—
Net gains	$41	$14

Note 5 – Investments

The following table shows a comparison of amortized cost and fair values of investment securities at March 31, 2020 and December 31, 2019:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCL
March 31, 2020
Available for Sale:
U.S. government agencies	$34,580	$688	$—	$35,268	$—
Residential mortgage-backed agencies	9,945	202	—	10,147	—
Commercial mortgage-backed agencies	29,210	497	37	29,670	—
Collateralized mortgage obligations	28,023	792	—	28,815	—
Obligations of states and political subdivisions	14,108	404	—	14,512	—
Collateralized debt obligations	18,470	—	6,090	12,380	(4,507)
Total available for sale	$134,336	$2,583	$6,127	$130,792	$(4,507)
Held to Maturity:
U.S. government agencies	$16,202	$655	$—	$16,857	$—
Residential mortgage-backed agencies	40,666	1,249	4	41,911	—
Commercial mortgage-backed agencies	15,443	799	—	16,242	—
Collateralized mortgage obligations	2,873	171	—	3,044	—
Obligations of states and political subdivisions	16,215	4,042	—	20,257	—
Total held to maturity	$91,399	$6,916	$4	$98,311	$—
December 31, 2019
Available for Sale:
U.S. government agencies	$39,987	$—	$93	$39,894	$—
Residential mortgage-backed agencies	4,917	—	17	4,900	—
Commercial mortgage-backed agencies	27,634	222	92	27,764	—
Collateralized mortgage obligations	29,903	129	109	29,923	—
Obligations of states and political subdivisions	14,124	346	—	14,470	—
Collateralized debt obligations	18,443	—	4,089	14,354	(2,835)
Total available for sale	$135,008	$697	$4,400	$131,305	$(2,835)
Held to Maturity:
U.S. government agencies	$16,164	$659	$—	$16,823	$—
Residential mortgage-backed agencies	42,939	469	155	43,253	—
Commercial mortgage-backed agencies	15,521	344	—	15,865	—
Collateralized mortgage obligations	3,140	3	—	3,143	—
Obligations of states and political subdivisions	16,215	5,357	—	21,572	—
Total held to maturity	$93,979	$6,832	$155	$100,656	$—

Proceeds from sales of available for sale securities and the realized gains and losses were as follows:

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Proceeds	$—	$260
Realized losses	—	6

The following table shows the Corporation’s investment securities with gross unrealized losses and fair values at March 31, 2020 and December 31, 2019, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrealized Losses	Number of Investments	Fair Value	Unrealized Losses	Number of Investments
March 31, 2020
Available for Sale:
Commercial mortgage-backed agencies	2,683	29	1	1,359	8	1
Collateralized debt obligations	—	—	—	12,380	6,090	9
Total available for sale	$2,683	$29	1	$13,739	$6,098	10
Held to Maturity:
Residential mortgage-backed agencies	$—	$—	—	$596	$4	2
Total held to maturity	$—	$—	—	$596	$4	2
December 31, 2019
Available for Sale:
U.S. government agencies	$24,907	$80	3	$14,987	$13	3
Residential mortgage-backed agencies	4,900	17	1	—	—	—
Commercial mortgage-backed agencies	4,623	37	2	5,793	55	3
Collateralized mortgage obligations	—	—	—	35,472	109	1
Collateralized debt obligations	—	—	—	14,353	4,089	9
Total available for sale	$34,430	$134	6	$70,605	$4,266	16
Held to Maturity:
Residential mortgage-backed agencies	$2,722	$6	3	$9,486	$149	12
Total held to maturity	$2,722	$6	3	$9,486	$149	12

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

Management believes that the valuation of certain securities is a critical accounting policy that requires significant estimates in preparation of the Corporation’s consolidated financial statements.  Management utilizes an independent third party to prepare both the impairment valuations and fair value determinations for the Corporation’s collateralized debt obligation (“CDO”) portfolio consisting of pooled trust preferred securities.  See Note 8 for a discussion of the methodology used by management to determine the fair values of these securities.  Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that there were no securities that had credit-related non-cash OTTI charges during the first three months of 2020 or 2019.

The Corporation does not believe that the investment securities that were in an unrealized loss position at March 31, 2020 represent other-than-temporary impairment.  The Corporation does not intend to sell nor is it anticipated that it would be required to sell any of its impaired investment securities at a loss.

The following tables present a cumulative roll-forward of the amount of non-cash OTTI charges related to credit losses which have been recognized in earnings for the trust preferred securities in the CDO portfolio held and not intended to be sold for the three-month periods ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Balance of credit-related OTTI at January 1	$2,446	$2,646
Reduction for increases in cash flows expected to be collected	(50)	(49)
Balance of credit-related OTTI at March 31	$2,396	$2,597

The amortized cost and estimated fair value of securities by contractual maturity at March 31, 2020 are shown in the following table.  Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2020
(in thousands)	Amortized Cost	Fair Value
Contractual Maturity
Available for Sale:
Due after one year through five years	$4,449	$4,528
Due after five years through ten years	34,838	35,530
Due after ten years	27,871	22,102
	67,158	62,160
Residential mortgage-backed agencies	$9,945	10,147
Commercial mortgage-backed agencies	29,210	29,670
Collateralized mortgage obligations	28,023	28,815
Total available for sale	$134,336	$130,792
Held to Maturity:
Due after one year through five years	$16,202	$16,857
Due after ten years	16,215	20,257
	32,417	37,114
Residential mortgage-backed agencies	40,666	41,911
Commercial mortgage-backed agencies	15,443	16,242
Collateralized mortgage obligations	2,873	3,044
Total held to maturity	$91,399	$98,311

Note 6  – Loans and Related Allowance for Loan Losses

The following table summarizes the primary segments of the loan portfolio at March 31, 2020 and December 31, 2019:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
March 31, 2020
Individually evaluated for impairment	$3,351	$8,661	$—	$3,259	$3	$15,274
Collectively evaluated for impairment	$334,337	$112,672	$123,509	$431,710	$36,230	$1,038,458
Total loans	$337,688	$121,333	$123,509	$434,969	$36,233	$1,053,732
December 31, 2019
Individually evaluated for impairment	$3,179	$8,570	$30	$3,391	$4	$15,174
Collectively evaluated for impairment	$332,325	$109,320	$122,322	$436,782	$36,195	$1,036,944
Total loans	$335,504	$117,890	$122,352	$440,173	$36,199	$1,052,118

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention and Substandard within the internal risk rating system at March 31, 2020 and December 31, 2019:

(in thousands)	Pass	Special Mention	Substandard	Total
March 31, 2020
Commercial real estate
Non owner-occupied	$163,935	$2,729	$1,819	$168,483
All other CRE	160,695	2,725	5,785	169,205
Acquisition and development
1-4 family residential construction	14,407	—	—	14,407
All other A&D	98,549	18	8,359	106,926
Commercial and industrial	115,774	1,454	6,281	123,509
Residential mortgage
Residential mortgage - term	363,076	54	5,900	369,030
Residential mortgage - home equity	64,528	137	1,274	65,939
Consumer	36,142	3	88	36,233
Total	$1,017,106	$7,120	$29,506	$1,053,732
December 31, 2019
Commercial real estate
Non owner-occupied	$164,584	$2,765	$1,864	$169,213
All other CRE	157,407	6,556	2,328	166,291
Acquisition and development
1-4 family residential construction	10,781	—	—	10,781
All other A&D	98,823	18	8,268	107,109
Commercial and industrial	116,221	2,896	3,235	122,352
Residential mortgage
Residential mortgage - term	365,899	59	5,597	371,555
Residential mortgage - home equity	67,143	139	1,336	68,618
Consumer	36,047	4	148	36,199
Total	$1,016,905	$12,437	$22,776	$1,052,118

The increase of $6.7 million in the substandard category from December 31, 2019 to March 31, 2020 was primarily due to one large relationship in the “ALL other CRE” and “Commercial and Industrial” categories.  This loan is current and well collateralized and is not considered impaired.  It was classified as substandard due to a reduction in cash flows and a slight deterioration in the borrower’s balance sheet.

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans at March 31, 2020 and December 31, 2019:

(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due and Accruing	Non- Accrual	Total Loans
March 31, 2020
Commercial real estate
Non owner-occupied	$168,465	$—	$—	$—	$—	$18	$168,483
All other CRE	167,826	385	114	13	512	867	169,205
Acquisition and development
1-4 family residential construction	14,407	—	—	—	—	—	14,407
All other A&D	98,518	116	—	134	250	8,158	106,926
Commercial and industrial	123,414	95	—	—	95	—	123,509
Residential mortgage
Residential mortgage - term	366,018	1,306	62	476	1,844	1,168	369,030
Residential mortgage - home equity	64,492	349	300	—	649	798	65,939
Consumer	35,927	245	58	—	303	3	36,233
Total	$1,039,067	$2,496	$534	$623	$3,653	$11,012	$1,053,732
December 31, 2019
Commercial real estate
Non owner-occupied	$169,180	$—	$—	$—	$—	$33	$169,213
All other CRE	165,289	—	355	—	355	647	166,291
Acquisition and development
1-4 family residential construction	10,781	—	—	—	—	—	10,781
All other A&D	98,916	—	—	135	135	8,058	107,109
Commercial and industrial	122,050	272	—	—	272	30	122,352
Residential mortgage
Residential mortgage - term	368,631	267	967	471	1,705	1,219	371,555
Residential mortgage - home equity	67,121	288	286	65	639	858	68,618
Consumer	35,834	261	46	54	361	4	36,199
Total	$1,037,802	$1,088	$1,654	$725	$3,467	$10,849	$1,052,118

Non-accrual loans totaled $11.0 million at March 31, 2020, compared to $10.8 million at December 31, 2019.  The increase in non-accrual balances at March 31, 2020 was primarily related to one new CRE loan of $0.2 million.  Management continues to monitor the $8.0 million A&D participation loan that was added to non-accrual loans in the first quarter of 2019.  This loan is serviced by another lender and is now under a forbearance agreement.  Management established a specific allocation at the time the loan was placed into non-accrual and believes that the $2.1 million at March 31, 2020 is adequate based upon an appraisal obtained in the second quarter of 2019.  Discussions are currently underway for the sale of the property or notes.  The Request for Proposal process was delayed by COVID-19.

Non-accrual loans that have been subject to partial charge-offs totaled $0.1 million both at March 31, 2020 and December 31, 2019.  Loans secured by 1-4 family residential real estate properties in the process of foreclosure were $0.2 million and $0.1 million at March 31, 2020 and December 31, 2019, respectively.  All foreclosure and repossession activity have been temporarily suspended as a result of the COVID-19 pandemic and the federal and state guidance issued in response thereto.  As a percentage of the loan portfolio, accruing loans past due 30 days or more increased to 0.35%, compared to 0.33% at December 31, 2019 which offset the decrease in the 60-89 days past due.

The following table summarizes the primary segments of the ALL at March 31, 2020 and December 31, 2019, segregated by the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
March 31, 2020
Individually evaluated for impairment	$7	$2,211	$—	$15	$—	$—	$2,233
Collectively evaluated for impairment	$3,809	$1,852	$1,682	$4,571	$365	$500	$12,779
Total ALL	$3,816	$4,063	$1,682	$4,586	$365	$500	$15,012
December 31, 2019
Individually evaluated for impairment	$9	$2,142	$—	$22	$—	$—	$2,173
Collectively evaluated for impairment	$2,873	$1,532	$1,341	$3,806	$312	$500	$10,364
Total ALL	$2,882	$3,674	$1,341	$3,828	$312	$500	$12,537

The evaluation of the need and amount of a specific allocation of the ALL and whether a loan can be removed from impairment status is made on a quarterly basis.

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required at March 31, 2020 and December 31, 2019:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
(in thousands)	Recorded Investment	Related Allowances	Recorded Investment	Recorded Investment	Unpaid Principal Balance
March 31, 2020
Commercial real estate
Non owner-occupied	$115	$7	$18	$133	$8,142
All other CRE	—	—	3,218	3,218	3,218
Acquisition and development
1-4 family residential construction	—	—	285	285	285
All other A&D	8,287	2,211	89	8,376	8,449
Commercial and industrial	—	—	—	—	2,213
Residential mortgage
Residential mortgage – term	737	15	1,724	2,461	2,644
Residential mortgage – home equity	—	—	798	798	811
Consumer	—	—	3	3	16
Total impaired loans	$9,139	$2,233	$6,135	$15,274	$25,778
December 31, 2019
Commercial real estate
Non owner-occupied	$116	$9	$33	$149	$8,224
All other CRE	—	—	3,030	3,030	3,030
Acquisition and development
1-4 family residential construction	—	—	291	291	291
All other A&D	8,219	2,142	60	8,279	8,340
Commercial and industrial	—	—	30	30	2,266
Residential mortgage
Residential mortgage – term	865	22	1,668	2,533	2,724
Residential mortgage – home equity	—	—	858	858	986
Consumer	—	—	4	4	4
Total impaired loans	$9,200	$2,173	$5,974	$15,174	$25,865

The following tables present the activity in the ALL for the three-month periods ended March 31, 2020 and 2019:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
ALL balance at January 1, 2020	$2,882	$3,674	$1,341	$3,828	$312	$500	$12,537
Charge-offs	—	(15)	(101)	(98)	(132)	—	(346)
Recoveries	66	14	15	26	46	—	167
Provision	868	390	427	830	139	—	2,654
ALL balance at March 31, 2020	$3,816	$4,063	$1,682	$4,586	$365	$500	$15,012
ALL balance at January 1, 2019	$2,780	$1,721	$1,187	$4,544	$315	$500	$11,047
Charge-offs	—	(29)	—	(12)	(68)	—	(109)
Recoveries	29	12	51	108	61	—	261
Provision	(34)	634	(113)	(143)	5	—	349
ALL balance at March 31, 2019	$2,775	$2,338	$1,125	$4,497	$313	$500	$11,548

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

The following table presents the average recorded investment in impaired loans by class and related interest income recognized for the periods indicated:

	Three months ended			Three months ended
	March 31, 2020			March 31, 2019
(in thousands)	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis
Commercial real estate
Non owner-occupied	$141	$2	$—	$280	$3	$—
All other CRE	3,124	37	—	4,516	38	—
Acquisition and development
1-4 family residential construction	288	3	—	313	5	—
All other A&D	8,328	3	1	4,040	3	—
Commercial and industrial	15	—	—	22	—	—
Residential mortgage
Residential mortgage – term	2,497	22	—	3,462	28	8
Residential mortgage – home equity	828	—	—	818	—	—
Consumer	4	—	—	17	—	—
Total	$15,225	$67	$1	$13,468	$77	$8

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

Section 4013 of the CARES Act allows financial institutions to suspend application of certain current TDRs accounting guidance under ASC 310-40 for loan modifications related to the COVID-19 pandemic made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the COVID-19 national emergency, provided certain criteria are met. This relief can be applied to loan modifications for borrowers that were not more than 30 days past due as of December 31, 2019 and to loan modifications that defer or delay the payment of principal or interest, or change the interest rate on the loan. In April 2020, federal and state banking regulators issued the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus to provide further interpretation of when a borrower is experiencing financial difficulty, specifically indicating that if the modification is either short-term (e.g., six months) or mandated by a federal or state government in response to the COVID-19 pandemic, the borrower is not experiencing financial difficulty under ASC 310-40. The Corporation continues to prudently work with borrowers negatively impacted by the COVID-19 pandemic while managing credit risks and recognizing appropriate allowance for credit losses on its loan portfolio.  See Note 2 to the financial statements included elsewhere in this report for additional information.

There were 15 loans totaling $4.1 million and $4.2  million that were classified as TDRs at March 31, 2020 and December 31, 2019, respectively.  The following tables present the volume and recorded investment in TDR’s at the times they were modified, by class and type of modification that occurred during the periods indicated:

During the three months ended March 31, 2020, there were no new TDRs and no modifications on existing TDRs.  There were no payment defaults under TDRs.

During the three months ended March 31, 2019, there were no new TDRs but two existing TDRs that had reached their modification maturity dates were re-modified.  These re-modifications did not impact the ALL.  During the three months ended March 31, 2019, there were no payment defaults under TDRs.

	Temporary Rate Modification		Extension of Maturity		Modification of Payment and Other Terms
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Three months ended March 31, 2019
Commercial real estate
Non owner-occupied	—	$—	—	$—	—	$—
All other CRE	—	—	—	—	—	—
Acquisition and development
1-4 family residential construction	—	—	—	—	—	—
All other A&D	—	—	—	—	1	227
Commercial and industrial	—	—	—	—	—	—
Residential mortgage
Residential mortgage – term	—	—	—	—	1	243
Residential mortgage – home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	—	$—	—	$—	2	$470

Note 7 - Other Real Estate Owned, net

The following table presents the components of other real estate owned (“OREO”) at March 31, 2020 and December 31, 2019:

(in thousands)	March 31, 2020	December 31, 2019
Commercial real estate	$2,256	$2,256
Acquisition and development	1,708	1,780
Residential mortgage	76	91
Total OREO	$4,040	$4,127

The following table presents the activity in the OREO valuation allowance for the three-month periods ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Balance beginning of period	$1,790	$1,988
Fair value write-down	26	117
Sales of OREO	(36)	(739)
Balance at end of period	$1,780	$1,366

The following table presents the components of OREO expenses, net, for the three-month periods ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Gains on real estate, net	$(10)	$(30)
Fair value write-down, net	26	117
Expenses, net	34	75
Rental and other income	(50)	(19)
Total OREO expense, net	$—	$143

Note 8 – Fair Value of Financial Instruments

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

Management believes that the Corporation’s valuation techniques are appropriate and consistent with the techniques used by other market participants.  However, the use of different methodologies and assumptions could result in a different estimate of fair values at the reporting date.  The valuation techniques used by the Corporation to measure, on a recurring and non-recurring basis, the fair value of assets as of March 31, 2020 are discussed in the paragraphs that follow.

Investments – The fair value of investments is determined using a market approach.  As of March 31, 2020, the U.S. Government agencies, residential and commercial mortgage-backed securities, collateralized mortgage obligations, and state and political subdivisions bonds, excluding the TIF bonds, segments are classified as Level 2 within the valuation hierarchy.  Their fair values were determined based upon market-corroborated inputs and valuation matrices, which were obtained through third party data service providers or securities brokers through which the Corporation has historically transacted both purchases and sales of investment securities.  The TIF bonds are classified as Level 3 within the valuation hierarchy as they are not openly traded.

The CDO segment, which consists of pooled trust preferred securities issued by banks, thrifts and insurance companies, is classified as Level 3 within the valuation hierarchy.  At March 31, 2020, the Corporation owned nine trust preferred securities with an amortized cost of $18.4 million and a fair value of $12.4 million. As of March 31, 2020, the market for these securities is not active and the markets for similar securities are also not active.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels.  The new issue market is also inactive, as few CDOs have been issued since 2007.  There are currently very few market participants who are willing to effect transactions in these securities.  The market values for these securities or any securities other than those issued or guaranteed by the U.S. Department of the Treasury (the “Treasury”) are depressed relative to historical levels.  Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue.  Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (a) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at March 31, 2020, (b) an income valuation approach technique (i.e. present value) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than a market approach, and (c) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management utilizes on an independent third party to prepare both the evaluations of OTTI as well as the fair value determinations for its CDO portfolio. Management believes that the valuations are adequately reflected at March 31, 2020.

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

Impaired loans – Loans included in the table below are those that are considered impaired with a specific allocation or with a partial charge-off.  Fair value consists of the loan balance less its valuation allowance and is generally determined based on independent third-party appraisals of the collateral or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values based upon the lowest level of input that is significant to the fair value measurements.

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

For Level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2020 and December 31, 2019, the significant unobservable inputs used in the fair value measurements were as follows:

(in thousands)	Fair Value at March 31, 2020	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:
Investment Securities – available for sale	$12,380	Discounted Cash Flow	Discount Rate	LIBOR+ 5.88%
Non-recurring:
Impaired Loans	$6,683	Market Comparable Properties	Marketability Discount	10.0% - 15.0% (1) (weighted avg 12.9%)
Other Real Estate Owned	$534	Market Comparable Properties	Marketability Discount	15.0%

(in thousands)	Fair Value at December 31, 2019	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:
Investment Securities – available for sale	$14,354	Discounted Cash Flow	Discount Rate	LIBOR+ 4.75%
Non-recurring:
Impaired Loans	$6,995	Market Comparable Properties	Marketability Discount	10.0% - 15.0% (1) (weighted avg 12.9%)
Other Real Estate Owned	$2,571	Market Comparable Properties	Marketability Discount	10.0% - 15.0% (1) (weighted avg 12.5%)

NOTE:

(1)	Range would include discounts taken since appraisal and estimated values

For assets measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2020 and December 31, 2019 are as follows:

		Fair Value Measurements at March 31, 2020 Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	03/31/20	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$35,268		$35,268
Residential mortgage-backed agencies	$10,147		$10,147
Commercial mortgage-backed agencies	$29,670		$29,670
Collateralized mortgage obligations	$28,815		$28,815
Obligations of states and political subdivisions	$14,512		$14,512
Collateralized debt obligations	$12,380			$12,380
Financial derivatives	$(1,448)		$(1,448)
Non-recurring:
Impaired loans	$6,683			$6,683
Other real estate owned	$534			$534

		Fair Value Measurements at December 31, 2019 Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	12/31/19	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$39,894		$39,894
Residential mortgage-backed agencies	$4,900		$4,900
Commercial mortgage-backed agencies	$27,764		$27,764
Collateralized mortgage obligations	$29,923		$29,923
Obligations of states and political subdivisions	$14,470		$14,470
Collateralized debt obligations	$14,354			$14,354
Financial derivatives	$(133)		$(133)
Non-recurring:
Impaired loans	$6,995			$6,995
Other real estate owned	$2,571			$2,571

There were no transfers of assets between any of the fair value hierarchy for the three-month periods ended March 31, 2020 or 2019.

The following tables show a reconciliation of the beginning and ending balances for fair valued assets measured on a recurring basis using Level 3 significant unobservable inputs for the three-month periods ended March 31, 2020 and 2019:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale
Beginning balance January 1, 2020	$14,354
Total losses realized/unrealized:
Included in other comprehensive loss	(1,974)
Ending balance March 31, 2020	$12,380

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale
Beginning balance January 1, 2019	$15,277
Total losses realized/unrealized:
Included in other comprehensive income	(125)
Ending balance March 31, 2019	$15,152

Gains/losses (realized and unrealized) included in earnings for the periods identified above are reported in the Consolidated Statement of Operations in Other Operating Income.  There were no gains or losses included in earnings attributable to the change in realized/unrealized gains or losses related to the assets for the three-month periods ended March 31, 2020 and 2019.

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

The following tables present fair value information about financial instruments, whether or not recognized in the Consolidated Statement of Financial Condition, for which it is practicable to estimate that value. The actual carrying amounts and estimated fair values of the Corporation’s financial instruments that are included in the Consolidated Statement of Financial Condition are as follows:

	March 31, 2020		Fair Value Measurements
	Carrying	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$69,008	$69,008	$69,008
Interest bearing deposits in banks	3,000	3,000	3,000
Investment securities - AFS	130,792	130,792		$118,412	$12,380
Investment securities - HTM	91,399	98,311		78,054	20,257
Restricted bank stock	4,468	4,468		4,468
Loans, net	1,038,058	1,040,993			1,040,993
Accrued interest receivable	4,217	4,217		4,217
Financial Liabilities:
Deposits - non-maturity	923,956	923,956		923,956
Deposits - time deposits	248,438	252,217		252,217
Financial derivatives	1,448	1,448		1,448
Short-term borrowed funds	39,418	39,418		39,418
Long-term borrowed funds	100,929	102,924		102,924
Accrued interest payable	505	505		505

	December 31, 2019		Fair Value Measurements
	Carrying	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$48,512	$48,512	$48,512
Interest bearing deposits in banks	1,467	1,467	1,467
Investment securities - AFS	131,305	131,305		$116,951	$14,354
Investment securities - HTM	93,979	100,656		79,084	21,572
Restricted bank stock	4,415	4,415		4,415
Loans, net	1,038,894	1,037,032			1,037,032
Accrued interest receivable	4,116	4,116		4,116
Financial Liabilities:
Deposits - non-maturity	888,141	888,141		888,141
Deposits - time deposits	253,890	256,227		256,227
Financial derivative	133	133		133
Short-term borrowed funds	48,728	48,728		48,728
Long-term borrowed funds	100,929	100,848		100,848
Accrued interest payable	499	499		499

Note 9 – Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive loss for the 12 months ended December 31, 2019 and the three months ended March 31, 2020:

(in thousands)	Investment securities- with OTTI AFS	Investment securities- all other AFS	Investment securities- HTM	Cash Flow Hedge	Pension Plan	SERP	Total
Accumulated OCL, net:
Balance – January 1, 2019	$(1,899)	$(3,601)	$(1,131)	$773	$(18,017)	$(528)	$(24,403)
Other comprehensive income/(loss) before reclassifications	(497)	2,748	—	(858)	(3,189)	(730)	(2,526)
Amounts reclassified from accumulated other comprehensive loss	(146)	—	232	—	789	83	958
Balance – December 31, 2019	$(2,542)	$(853)	$(899)	$(85)	$(20,417)	$(1,175)	$(25,971)
Other comprehensive income/(loss) before reclassifications	(1,188)	1,384	—	(963)	(5,177)	—	(5,944)
Amounts reclassified from accumulated other comprehensive loss	(37)	—	53	—	262	34	312
Balance - March 31, 2020	$(3,767)	$531	$(846)	$(1,048)	$(25,332)	$(1,141)	$(31,603)

The following tables present the components of other comprehensive income/(loss) for the three-month periods ended

March 31, 2020 and 2019:

Components of Other Comprehensive Loss (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the three months ended March 31, 2020
Available for sale (AFS) securities with OTTI:
Unrealized holding losses	$(1,623)	$435	$(1,188)
Less: accretable yield recognized in income	50	(13)	37
Net unrealized losses on investments with OTTI	(1,673)	448	(1,225)
Available for sale securities – all other:
Unrealized holding gains	1,890	(506)	1,384
Less: gains recognized in income	—	—	—
Net unrealized gains on all other AFS securities	1,890	(506)	1,384
Held to maturity securities:
Unrealized holding gains	—	—	—
Less: amortization recognized in income	(72)	19	(53)
Net unrealized gains on HTM securities	72	(19)	53
Cash flow hedges:
Unrealized holding losses	(1,315)	352	(963)
Pension Plan:
Unrealized net actuarial loss	(7,070)	1,893	(5,177)
Less: amortization of unrecognized loss	(358)	96	(262)
Net pension plan liability adjustment	(6,712)	1,797	(4,915)
SERP:
Unrealized net actuarial loss	—	—	—
Less: amortization of unrecognized loss	(47)	12	(35)
Less: amortization of prior service costs	1	—	1
Net SERP liability adjustment	46	(12)	34
Other comprehensive loss	$(7,692)	$2,060	$(5,632)

Components of Other Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the three months ended March 31, 2019
Available for sale (AFS) securities with OTTI:
Unrealized holding losses	$(60)	$16	$(44)
Less: accretable yield recognized in income	49	(13)	36
Net unrealized losses on investments with OTTI	(109)	29	(80)
Available for sale securities – all other:
Unrealized holding gains	1,236	(335)	901
Less: losses recognized in income	(6)	2	(4)
Net unrealized gains on all other AFS securities	1,242	(337)	905
Held to maturity securities:
Unrealized holding gains	—	—	—
Less: amortization recognized in income	(75)	20	(55)
Net unrealized gains on HTM securities	75	(20)	55
Cash flow hedges:
Unrealized holding losses	(432)	117	(315)
Pension Plan:
Unrealized net actuarial gain	2,652	(719)	1,933
Less: amortization of unrecognized loss	(269)	73	(196)
Net pension plan liability adjustment	2,921	(792)	2,129
SERP:
Less: amortization of unrecognized loss	(29)	7	(22)
Less: amortization of prior service costs	1	—	1
Net SERP liability adjustment	28	(7)	21
Other comprehensive income	$3,725	$(1,010)	$2,715

The following table presents the details of amounts reclassified from accumulated other comprehensive loss for the three-month periods ended March 31, 2020 and 2019:

Amounts Reclassified from	Three Months Ended
Accumulated Other Comprehensive Loss	March 31,		Affected Line Item in the Statement
(in thousands)	2020	2019	Where Net Income is Presented
Net unrealized losses on available for sale investment securities with OTTI:
Accretable yield	50	49	Interest income on taxable investment securities
Taxes	(13)	(13)	Provision for income tax expense
	$37	$36	Net of tax
Net unrealized gains on available for sale investment securities - all others:
Losses on sales	$—	$(6)	Net gains
Taxes	—	2	Provision for income tax expense
	$—	$(4)	Net of tax
Net unrealized gains on held to maturity securities:
Amortization	$(72)	$(75)	Interest income on taxable investment securities
Taxes	19	20	Provision for income tax expense
	$(53)	$(55)	Net of tax
Net pension plan liability adjustment:
Amortization of unrecognized loss	$(358)	$(269)	Other Expense
Taxes	96	73	Provision for income tax expense
	$(262)	$(196)	Net of tax
Net SERP liability adjustment:
Amortization of unrecognized loss	$(47)	$(29)	Other Expense
Amortization of prior service costs	1	1	Salaries and employee benefits
Taxes	12	7	Provision for income tax expense
	$(34)	$(21)	Net of tax
Total reclassifications for the period	$(312)	$(240)	Net of tax

Note 10 – Borrowed Funds

The following is a summary of short-term borrowings with original maturities of less than one year:

(Dollars in thousands)	Three Months Ended March 31, 2020	Year Ended December 31, 2019
Securities sold under agreements to repurchase:
Outstanding at end of period	$39,418	$48,728
Weighted average interest rate at end of period	0.28%	0.23%
Maximum amount outstanding as of any month end	$45,604	$50,345
Average amount outstanding	$45,275	$39,778
Approximate weighted average rate during the period	0.25%	0.28%

At March 31, 2020, the repurchase agreements were secured by $50.7 million in investment securities issued by government related agencies.  A minimum of 102% of fair value is pledged against account balances.

At March 31, 2020, the long-term FHLB advances were secured by $228.2 million in loans.

Note 11 – Employee Benefit Plans

The following tables present the components of the net periodic pension plan cost for First United Corporation’s noncontributory Defined Benefit Pension Plan (the “Pension Plan”) and the Bank’s Defined Benefit Supplemental Executive Retirement Plan (“Defined Benefit SERP”) for the periods indicated:

Pension Plan	Three Months Ended
	March 31,
(in thousands)	2020	2019
Service cost	$56	$67
Interest cost	407	437
Expected return on assets	(887)	(764)
Amortization of net actuarial loss	358	269
Net pension (credit)/expense included in employee benefits and other expense	$(66)	$9

Defined Benefit SERP	Three Months Ended
	March 31,
(in thousands)	2020	2019
Service cost	$31	$24
Interest cost	67	82
Amortization of recognized loss	47	29
Amortization of prior service cost	(1)	(1)
Net Defined Benefit SERP expense included in employee benefits and other expense	$144	$134

The service cost component of net periodic benefit cost is included in salaries and benefits and all other components of net periodic benefit cost are included in other operating expenses in the Consolidated Statement of Operations for the Corporation’s Pension and Defined Benefit SERP plans.

The Pension Plan is a noncontributory defined benefit pension plan that covers our employees who were hired prior to the freeze and others who were grandfathered into the plan.  The benefits are based on years of service and the employees’ compensation during the last five years of employment.  At March 31, 2020, the market value of the pension plan assets declined approximately $7.0 million as a result of the decline in the rate environment related to the COVID-19 pandemic.

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

The Corporation will assess the need for future annual contributions to the pension plan based upon its funded status and an evaluation of the future benefits to be provided thereunder.  A contribution of $1.0 million was made to the Pension Plan during the first three months of 2020.  The Corporation expects to fund the annual projected benefit payments for the Defined Benefit SERP from operations.

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

In January 2018, the Board approved discretionary contributions to four participants totaling $119,252.  The contributions vested on December 31, 2019.   In January 2019, the Board of Directors of First United Corporation approved discretionary contributions to four participants totaling $123,179.  The Corporation recorded $12,007 and $18,788 of related compensation expense for the first three months of 2020 and 2019, respectively, related to these contributions.  In January 2020, the Board approved discretionary contributions to four participants totaling $126,058. The Corporation recorded $15,757 of related compensation for the first quarter of 2020 related to these contributions.  Each of the above annual contributions has a two-year vesting period.

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

Stock-based awards were made to non-employee directors in May 2019 pursuant to First United Corporation’s director compensation policy.  Each director receives an annual retainer of 1,000 shares of First United Corporation common stock, plus $10,000 to be paid, at the director’s election, in cash or additional shares of common stock.  In 2019, a total of 14,641 fully-vested shares of common stock were issued to directors, which had a grant date fair market value of $18.30 per share.  Director stock compensation expense was $66,983 for the three months ended March 31, 2020 and $66,717 for the three months ended March 31, 2019.

Restricted Stock Units

On March 26, 2020, pursuant to the recently-adopted Long-Term Incentive Plan (the "LTIP"), the Compensation Committee (the "Committee") of the Corporation granted restricted stock units ("RSUs") to the Corporation's principal executive officer, its principal financial officer, and certain of its other executive officers.  An RSU contemplates the issuance of shares of common stock of the Corporation if and when the RSU vests.

The RSUs granted to each of the foregoing officers consist of (a) a performance-vesting award for a three-year performance period ending December 31, 2021, (b) a performance-vesting award for a three-year performance period ending December 31, 2022, and (c) a time-vesting award that will vest ratably over a three-year period beginning on March 26, 2021. Under the performance-vesting RSUs, the officers will receive 50% of the target number of shares if at least one of the threshold performance levels is met, 100% of the target number of shares if at least one of the target performance levels is met, and 150% of the target number of shares if at least one of the maximum performance levels is met. Actual vesting amounts will be pro-rated between threshold and target levels and target and maximum levels to reward incremental improvement. For the performance period ending December 31, 2021, the RSUs' performance goal is based on earnings per share for the year ending December 31, 2021. For the performance period ending December 31, 2022, the RSUs' performance goals are based on earnings per share for the year ending December 31, 2022 and growth in tangible book value per share during the performance period. The threshold, target and maximum performance levels for these grants will be disclosed pursuant to Item 402 of Regulation S-K following the conclusion of the applicable performance period.

To receive any shares under a RSU, a grantee must be employed by the Corporation or one of its subsidiaries on the applicable vesting date, except that a grantee whose employment terminates prior to such vesting date due to death, disability or retirement will be entitled to a pro-rated portion of the shares subject to the RSUs, assuming that, in the case of performance-vesting RSUs, the performance goals had been met at their "target" levels.

In the first quarter of 2020, RSUs relating to 25,004 shares of common stock (target level) were granted, which had a grant date fair market value of $12.54 per share of common stock underlying each RSU.  Stock compensation expense was $31,242 for the first quarter of 2020.  Compensation expense related to unvested units was $282,282.

Note 13 – Derivative Financial Instruments

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

The fair value of the interest rate swap contracts was $(1.4) million and $(133) thousand at March 31, 2020 and December 31, 2019, respectively.

For the three months ended March 31, 2020, the Corporation recorded a decrease in the value of the derivatives of $1.3 million and the related deferred tax of $352 thousand in net accumulated other comprehensive loss to reflect the effective portion of cash flow hedges.  ASC Subtopic 815-30 requires the net accumulated other comprehensive loss to be reclassified to earnings if the hedge becomes ineffective or is terminated.  There was no hedge ineffectiveness recorded for the three months ended March 31, 2020.  The Corporation does not expect any losses relating to these hedges to be reclassified into earnings within the next 12 months.

Interest rate swap agreements are entered into with counterparties that meet established credit standards and the Corporation believes that the credit risk inherent in these contracts is not significant as of March 31, 2020.

The table below discloses the impact of derivative financial instruments on the Corporation’s Consolidated Financial Statements for the three-month periods ended March 31, 2020 and 2019.

Derivative in Cash Flow Hedging Relationships
(in thousands)	Amount of gain or (loss) recognized in OCI on derivative (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion) (a)	Amount of gain or (loss) recognized in income or derivative (ineffective portion and amount excluded from effectiveness testing) (b)
Interest rate contracts:
Three months ended:
March 31, 2020	$(963)	$—	$—
March 31, 2019	(315)	—	—

Notes:

(a) Reported as interest expense

(b) Reported as other income

Note 14 – Assets and Liabilities Subject to Enforceable Master Netting Arrangements

Interest Rate Swap Agreements

The Corporation has entered into interest rate swap agreements to modify the re-pricing characteristics of certain interest-bearing liabilities as a part of managing interest rate risk.  The swap agreements have been designated as cash flow hedges, and accordingly, the fair value of the interest rate swap contracts is reported in Other Assets or Other Liabilities on the Consolidated Statement of Financial Condition.  The swap agreements were entered into with a third-party financial institution.  The Corporation is party to master netting arrangements with its financial institution counterparty; however, the Corporation does not offset assets and liabilities under these arrangements for financial statement presentation purposes.  The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract.  Collateral, in the form of cash and investment securities, are pledged by the Corporation as the counterparty with net liability positions in accordance with contract thresholds.  See Note 13 to the Consolidated Financial Statements for more information.

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

The following table presents the assets and liabilities subject to an enforceable master netting arrangement or repurchase agreements at March 31, 2020 and December 31, 2019.

				Gross Amounts Not Offset in the Statement of Condition
(in thousands)	Gross Amounts of Recognized (Assets)/ Liabilities	Gross Amounts Offset in the Statement of Condition	Net Amounts of (Assets)/ Liabilities Presented in the Statement of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
March 31, 2020
Interest Rate Swap Agreements	$1,448	$—	$1,448	$(1,448)	$—	$—
Repurchase Agreements	$39,418	$—	$39,418	$(39,418)	$—	$—
December 31, 2019
Interest Rate Swap Agreements	$133	$—	$133	$(133)	$—	$—
Repurchase Agreements	$48,728	$—	$48,728	$(48,728)	$—	$—

Note 15 - Goodwill

Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Corporation is considered the only reporting unit.  Impairment testing requires that the fair value of each of the Corporation’s reporting units be compared to the carrying amount of its net assets, including goodwill.  If the fair value of the reporting unit exceeds the carrying value, no additional testing is required, and an impairment loss is not recognized. Otherwise, an impairment loss is recognized to the extent the carrying value exceeds fair value but is limited to the amount of goodwill.  The annual impairment test was completed in December 2019 and no impairment was recognized.

The emergence of COVID-19 as a global pandemic during the first quarter of 2020 has resulted in significant deterioration in the economic environment which has impacted expected earnings and the price of the Corporation’s common stock.  These events are considered triggering events requiring interim testing and, accordingly, we performed an analysis to determine whether the Corporation’s fair value exceeds its carrying value in March 31, 2020.  Based on the analysis, fair value continues to exceed carrying value and, therefore, no impairment was recognized. In the event of a prolonged economic uncertainty or further deterioration in the economic outlook, continued assessments of our goodwill will likely be required in future periods.

Note 16 – Adoption of New Accounting Standards and Effects of New Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  ASU 2016-13 introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments.  It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchases financial assets with credit deterioration since their origination.  The new model referred to as current expected credit losses (“CECL”) model, will apply to: (a) financial assets subject to credit losses and measured at amortized cost; and (b) certain off-balance sheet credit exposures.  This includes loans, held to maturity debt securities, loan commitments, financial guarantees and net investments in leases as well as reinsurance and trade receivables.  The estimate of expected credit losses should consider historical information, current information, and supportable forecasts, including estimates of prepayments.  ASU 2016-13 was originally effective for SEC filers for annual periods beginning after December 15, 2019, and interim periods within those annual periods.  In November 2019, the FASB approved a delay of the required implementation date of ASU No. 2016-13 for smaller reporting companies, as defined by the SEC, including the Corporation, resulting in a required implementation date for the Corporation of January 1, 2023.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820)” - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements on fair value measurements by requiring that Level 3 fair value disclosures include the range and weighted average of significant unobservable inputs used to develop those fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 became effective for the Corporation on January 1, 2020 and did not have a significant impact on its financial condition or results of operations.

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848).”  The ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met.  The amendment only applies to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform.  The ASU is effective as of March 12, 2020 through December 31, 2022.  The Corporation is in the process of evaluating the impact of this standard but believes that its adoption will not have a material impact on the Corporation’s financial condition or results of operations.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and analysis is intended as a review of material changes in and significant factors affecting the financial condition and results of operations of First United Corporation and its consolidated subsidiaries for the periods indicated.  This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and the notes thereto contained in Item 1 of Part I of this report, as well as the audited consolidated financial statements and related notes included in First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019.

Unless the context clearly suggests otherwise, references in this report to “us”, “we”, “our”, and “the Corporation” are to First United Corporation and its consolidated subsidiaries.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995.  Forward-looking statements do not represent historical facts, but are statements about management's beliefs, plans and objectives about the future, as well as its assumptions and judgments concerning such beliefs, plans and objectives.  These statements are evidenced by terms such as "anticipate," "estimate," "should," "expect," "believe," "intend," and similar expressions.  Although these statements reflect management's good faith beliefs and projections, they are not guarantees of future performance and they may not prove true.  The beliefs, plans and objectives on which forward-looking statements are based involve risks and uncertainties that could cause actual results to differ materially from those addressed in the forward-looking statements.  For a discussion of these risks and uncertainties, see the section of the periodic reports that First United Corporation files with the Securities and Exchange Commission entitled "Risk Factors", including the risk factor set forth in First United Corporation’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2019 entitled, “The outbreak of the recent coronavirus (‘COVID-19’), or an outbreak of another highly infectious or contagious disease, could adversely affect the Corporation’s business, financial condition and results of operations.” and any updates thereto that might be contained in subsequent reports filed by First United Corporation.  The risks and uncertainties associated with the COVID-19 pandemic and its impact on the Corporation will depend on, among other things, the length of time that the pandemic continues; the duration of shelter-in-place orders and the potential imposition of further restrictions on travel in the future; the effect of the pandemic on the global, national, and local economies and on the businesses of our borrowers and their ability to make payments on their obligations; the remedial actions and stimulus measures adopted by federal, state, and local governments; and the inability of employees to work due to illness, quarantine, or government mandates.

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

(Trust I and Trust II, the “Trusts”).  The Trusts were formed for the purpose of selling trust preferred securities that qualified as Tier 1 capital.  The Bank has two consumer finance company subsidiaries - OakFirst Loan Center, Inc., a West Virginia corporation, and OakFirst Loan Center, LLC, a Maryland limited liability company - and two subsidiaries that it uses to hold real estate acquired through foreclosure or by deed in lieu of foreclosure - First OREO Trust, a Maryland statutory trust, and FUBT OREO I, LLC, a Maryland limited liability company.

At March 31, 2020, the Corporation’s total assets were $1.5 billion, net loans were $1.0 billion, and deposits were $1.2 billion.  Shareholders’ equity at March 31, 2020 was $118.5 million.

The Corporation maintains an Internet site at www.mybank.com on which it makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC.

ESTIMATES AND CRITICAL ACCOUNTING POLICIES

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities.  (See Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of Part II of First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019). On an on-going basis, management evaluates estimates, including those related to loan losses and potential impairment of goodwill, other-than-temporary impairment (“OTTI”) of investment securities, income taxes, fair value of investments and pension plan assumptions.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  Management believes the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

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

Goodwill

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles - Goodwill and Other, establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill.  The $11.0 million recorded as goodwill at March 31, 2020 is primarily related to the Bank’s 2003 acquisition of Huntington National Bank branches and is not subject to periodic amortization.

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

Our goodwill relates to value inherent in the banking business, and that value is dependent upon our ability to provide quality, cost effective services in a highly competitive local market.  This ability relies upon continuing investments in processing systems, the development of value-added service features and the ease of use of our services.  As such, goodwill value is ultimately supported by revenue that is driven by the volume of business transacted.  A decline in earnings as a result of a lack of growth or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill, which could adversely impact earnings in future periods.  ASC Topic 350 requires an annual evaluation of goodwill for impairment and a re-valuation at an interim period if there have been indications of impairment. The determination of whether or not these assets are impaired involves significant judgments and estimates.

The emergence of COVID-19 as a global pandemic during the first quarter of 2020 has resulted in significant deterioration in the economic environment which has impacted expected earnings and the price of the Corporation’s common stock.  These events are considered triggering events requiring interim testing and, accordingly, we performed an analysis to determine whether the Corporation’s fair value exceeds its carrying value in March 31, 2020.  Based on the analysis, fair value continues to exceed carrying value and, therefore, no impairment was recognized. In the event of a prolonged economic uncertainty or further deterioration in the economic outlook, continued assessments of our goodwill will likely be required in future periods.

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

Response to COVID-19

Protecting the health, safety, protection and financial well-being of our associates and customers was and continues to be our goal as we quickly adapted to COVID-19.

The following actions were implemented from our well-designed and tested Business Continuity Plan:

•	Notified our shareholders and customers in early March as to our enhanced measures to protect our associates and customers

•	Suspended all business travel, reduced all face to face meetings with outside vendors and customers, and requested all associates postpone personal travel outside of their market areas

•	Implemented plans in mid-March for all eligible associates to work remotely via our Virtual Private Network (“VPN”); utilized Skype and Microsoft teams for internal communication

•	Implemented a Pandemic Pay Policy for associates who are unable to work for COVID-19 related reasons, including those who need to care for family members and school children

•	Increased cleaning and disinfecting services in all physical locations

•	On March 19, communicated the closure of our branch lobbies and promoted the use of drive up facilities as well as our robust digital banking platform

•	Regular and up-to-date communication:

o	Daily COVID-19 update calls with internal Pandemic Team
o	Daily emails to all associates with international, national and state specific updates
o	Regularly updated website with helpful links to keep our customers well-informed at www.mybank.com

•	Relieved the financial pressure for customers:

o	Waived certificates of deposit early withdrawal penalties and overdraft fees for non-sufficient funds
o	Positive pay/Treasury Management fees temporarily waived for new customer signup for fraud prevention
o	Implemented loan modifications and deferral programs for eligible consumer and commercial loan customers experiencing hardships; See Note 2 for more details
o	Temporarily suspended repossession and foreclosure activity
o	Relentlessly processed applications to provide access to our community-oriented business owners for the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”)

Paycheck Protection Program

The U.S. Government’s Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) established the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) which provides small businesses with resources to maintain payroll, hire back employees who may have been laid off, and to cover applicable overhead expenses.  We acted expeditiously to prepare our associates so they could guide our customers on the proper procedures necessary to enable them to take advantage of this program.  We developed an SBA PPP specific information site within our website that provided detailed information, links and materials for eligible customers to access.  Internally, we reallocated resources to review, process and data enter customer applications, working tirelessly over extended hours to provide access to as many local business owners as possible.   We were able to fund 428 loan applications for approximately $111.0 million from the first tranche of PPP designated funds.  Congress allocated additional funding to the program on April 23, 2020.  Due to our advance preparation and software implementation, we were able to quickly gain approval for an additional 492 loan applications for approximately $29.0 million thru May 1, 2020.  In total, we have gained approval for over $140 million dollars to 920 small business, protecting in excess of 16,000 jobs.  Approximately 73% of the loans were under $100,000 in size and approximately 65% of the businesses receiving the loans employed less than 10 employees.  We will continue to provide access to the PPP and process applications for as long as the PPP is open and funds are available so that we can assist as many small business owners in our markets as possible.    These loans are 100% guaranteed by the SBA, have up to a two year maturity, provide for a six-month deferral period, and have an interest rate of 1%.  These loans may be forgiven by the SBA if the borrower meets certain conditions, including by using at least 75% of the loan proceeds for payroll costs.  The SBA also established processing fees from 1% to 5%, depending on the loan amount.  We anticipate receiving approximately $3.5 million in fees.

In April 2020, the Bank established eligibility to participate in the Paycheck Protection Program Liquidity Facility (“PPPLF”) which was established by Congress and administered by the Federal Reserve Bank.  This facility uses the SBA guaranteed PPP loans as collateral, offering 100% collateral coverage with no recourse to the Bank. First United’s Board of Directors (the “Board”) and management feel it is prudent to maintain our existing liquidity facilities available for our contingency funding plan given the current economic conditions.   The majority of the PPP loan disbursements, which were all subsequent to quarter end, have been to internal, non-interest-bearing accounts awaiting use by borrowers.  As a result, we have not yet accessed the PPPLF, but are prepared to utilize the fund when management determines the timing is appropriate.

Liquidity Sources

Management has reviewed its Liquidity Contingency Funding Plan in preparation of funding needs as it relates to the COVID-19 pandemic.  As of March 31, 2020, the Corporation had approximately $115.0 million in unsecured lines of credit with its correspondent banks, $2.1 million with the Federal Reserve Discount Window, and approximately $158.2 million of secured borrowings with the Federal Home Loan Bank of Atlanta.  Additionally, the Corporation has access to the brokered certificates of deposit market.

As noted above, the Corporation is eligible to access the PPPLF when it is deemed appropriate.

Capital

The Corporation’s and the Bank’s capital ratios are strong, and both institutions are considered to be well-capitalized by applicable regulatory measures.

SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data for the three-month periods ended March 31, 2020 and 2019 and is qualified in its entirety by the detailed information and unaudited financial statements, including the notes thereto, included elsewhere in this quarterly report.

	As of or for the three months ended
	March 31,
	2020	2019
Per Share Data
Basic net income per common share	$0.25	$0.44
Diluted net income per common share	$0.25	$0.44
Basic book value per common share	$17.01	$17.27
Diluted Book Value per common share	$16.95	$17.27
Significant Ratios
Return on Average Assets (a)	0.49%	0.91%
Return on Average Equity (a)	5.62%	10.49%
Average Equity to Average Assets	8.69%	8.68%

Note: (a) Annualized

RESULTS OF OPERATIONS

Overview

Consolidated net income was $1.8 million for the quarter ended March 31, 2020, compared to $3.2 million for 2019.  Basic and diluted net income per share for the first three months of 2020 were both $.25, compared to basic and diluted net income per share of $.44 for the same period of 2019, a 43% decrease. The decrease in earnings was due to an increase in the provision for loan losses of $2.3 million and a $0.3 million increase in other operating expenses, offset by an increase in net interest income of $0.5 million, a decrease in income tax expense of $0.4 million, and a slight increase of $0.3 million in other operating income and gains.  The increase in provision expense for the first quarter of 2020 was due to the uncertainty of the economic environment related to the COVID-19 health crisis.  While we believe that our borrowers, both consumer and commercial, will be negatively impacted, the extent of this impact is unknown and very uncertain. Accordingly, we believe it was prudent to adjust qualitative factors to increase our first quarter provision expense to account for the rapidly declining economic conditions and the inherent effects on our loan portfolio. Of the $2.7 million expense for the quarter, $2.4 million is related to qualitative factor adjustments and $.3 million is related to loan growth.  The net interest margins, on a fully tax-equivalent (“FTE”) basis, were stable for the quarters ended March 31, 2020 and 2019 at 3.69% and 3.72%, respectively.

The provision for loan losses was $2.7 million for the three-month period ended March 31, 2020 and $0.3 million for the three-month period ended March 31, 2019.  The increase in provision expense for the first quarter of 2020 was due to the uncertainty of the economic environment related to the COVID-19 health crisis.  Of the $2.7 million expense for the quarter, $2.4 million is related to qualitative factor adjustments and $0.3 million is related to loan growth.

Net interest income increased $0.5 million during the first three months of 2020 over the same period in 2019.  Comparing the three-months ended March 31, 2020 to the same period of 2019, the increase in interest income was due to a $0.7 million increase in interest and fees on loans.  The increase in interest and fees on loans was due primarily to an increase in average balances of $39.2 million related to the loan growth in the fourth quarter of 2019.  The rate earned on the loan portfolio increased slightly, by 2 basis points, despite the significant decline in the rate environment over the past year.  The average balance of the investment portfolio decreased by $9.2 million due primarily to calls in the portfolio.  Excess cash balances attributable to deposit growth were invested at the lower Fed Funds rate which negatively offset interest income for the quarter ended March 31, 2020.

Interest expense on our interest-bearing liabilities remained flat during the quarter ended March 31, 2020 when compared to 2019 due to continued rate reductions on our deposit products in response to the declining rate environment, particularly our money market products.  With approximately 75% of our deposit portfolio adjustable, we can respond quickly to declining rates. Average growth of $24.1 million in our non-interest bearing accounts offset the higher interest expense and allowed continued control of our cost of deposits.

Other operating income, including gains, increased $0.3 million for the quarter ended March 31, 2020 when compared to 2019.  The increase was attributable to the $0.1 million increase in Trust and brokerage income despite the significant decline in market values in the latter part of March.  Trust fees are directly impacted by changes in market value. At March 31, 2020, assets under management in the Trust Department totaled $821.4 million as compared to $864.8 million at March 31, 2019.  We believe market values will recover but anticipate trust department income may be reduced for the remainder of 2020.  Debit card income remained flat for the quarter ended March 31, 2020 when compared to the same period of 2019.  Service charge income increased $0.2 million for the quarter ended March 31, 2020 when compared to the same period of 2019, as we experienced growth in fee income on our new YouFirst deposit account package.

Other operating expenses increased slightly by $0.3 million for the quarter ended March 31, 2020 when compared to the same period of 2019.  Salaries and benefits decreased $0.3 million due primarily to the reduced headcount as a result of the voluntary separation program implemented in the fourth quarter of 2019 and reduced life and health insurance costs.  These reductions offset the annual merit increases awarded to our associates in April 2019.  FDIC premiums decreased $0.1 million due to a credit received on our quarterly assessments. Equipment, occupancy and technology expenses increased $0.2 million when compared to 2019.  Professional services increased $0.5 million as a result of increased legal and professional expenses.  Other miscellaneous expenses remained flat when compared to 2019 due to our continued focus on expense control.  Increased consulting, fraud expenses, Visa processing fees, and investor relations expense were offset by reductions in schools and seminars, dues and licenses, office supplies, contract labor, business related meals and other employee benefits expenses.

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

The table below summarizes net interest income for the three months ended March 31, 2020 and 2019.

	GAAP		Non-GAAP - FTE
	Three Months Ended		Three Months Ended
(Dollars in thousands)	2020	2019	2020	2019
Interest income	$14,616	$14,072	$14,839	$14,305
Interest expense	2,729	2,726	2,729	2,726
Net interest income	$11,887	$11,346	$12,110	$11,579
Net interest margin %	3.66%	3.65%	3.69%	3.72%

The following table sets forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the three-month periods ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020			2019
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Assets
Loans	$1,045,820	$12,856	4.94%	$1,006,612	$12,203	4.92%
Investment Securities:
Taxable	197,115	1,308	2.67%	204,047	1,467	2.92%
Non taxable	25,417	466	7.37%	27,654	500	7.33%
Total	222,532	1,774	3.21%	231,701	1,967	3.22%
Federal funds sold	45,118	139	1.24%	17,070	45	1.07%
Interest-bearing deposits with other banks	643	6	3.75%	1,479	5	1.37%
Other interest earning assets	4,416	64	5.83%	4,744	85	7.27%
Total earning assets	1,318,529	14,839	4.53%	1,261,606	14,305	4.60%
Allowance for loan losses	(12,715)			(11,314)
Non-earning assets	138,642			133,874
Total Assets	$1,444,456			$1,384,166
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$163,433	$184	0.45%	$160,085	$129	0.33%
Interest-bearing money markets	271,581	503	0.74%	253,451	505	0.81%
Savings deposits	161,067	62	0.15%	158,467	73	0.19%
Time deposits:
Less than $100k	109,419	416	1.53%	103,695	315	1.23%
$100k or more	140,732	705	2.01%	150,293	749	2.02%
Short-term borrowings	45,278	28	0.25%	48,963	103	0.85%
Long-term borrowings	100,929	831	3.31%	100,929	852	3.42%
Total interest-bearing liabilities	992,439	2,729	1.11%	975,883	2,726	1.13%
Non-interest-bearing deposits	289,634			265,494
Other liabilities	36,866			22,630
Shareholders’ Equity	125,517			120,159
Total Liabilities and Shareholders’ Equity	$1,444,456			$1,384,166
Net interest income and spread		$12,110	3.42%		$11,579	3.47%
Net interest margin			3.69%			3.72%

Note:

(1)

The above table reflects the average rates earned or paid stated on an FTE basis assuming a 21% tax rate for 2020 and 2019.  Non-GAAP interest income on a fully taxable equivalent was $223 and $233, respectively.

(2)	Net interest margin is calculated as net interest income divided by average earning assets.
(3)	The average yields on investments are based on amortized cost.

Net interest income, on a non-GAAP, FTE basis, increased $0.5 million (4.6%) during the quarter ended March 31, 2020 when compared to the quarter ended March 31, 2019 due to a $0.5 million (3.7%) increase in interest income.  Interest expense remained stable when comparing the first quarter of 2020 to the first quarter of 2019.  The net interest margin for the quarter ended March 31, 2020 was 3.69%, compared to 3.72% for the quarter ended March 31, 2019, declining only 3 basis points despite a 2.25% drop in the Fed Funds rates year over year.

Comparing the three-months ended March 31, 2020 to the same period of 2019, the increase in interest income was due to a $0.7 million increase in interest and fees on loans.  The increase in interest and fees on loans was due primarily to an increase in average balances of $39.2 million related to the loan growth in the fourth quarter of 2019.  The rate earned on the loan portfolio increased slightly, by 2 basis points, despite the significant decline in the rate environment over the past year.  The average balance of the investment portfolio decreased by $9.2 million due primarily to calls in the portfolio.  Excess cash balances attributable to deposit growth were invested at the lower Fed Funds rate which negatively offset interest income for the quarter ended March 31, 2020.

Interest expense on our interest-bearing liabilities remained flat during the quarter ended March 31, 2020 when compared to 2019 due to continued rate reductions on our deposit products in response to the declining rate environment, particularly our money market products.  With approximately 75% of our deposit portfolio adjustable, we can respond quickly to declining rates. Average growth of $24.1 million in our non-interest bearing accounts offset the higher interest expense and allowed continued control of our cost of deposits.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense for our average interest-earning assets and average interest-bearing liabilities for the three-month periods ended March 31, 2020 and 2019:

	2020 Compared to 2019
(in thousands and tax equivalent basis)	Volume	Rate	Net
Interest Income:
Loans	$482	$171	$653
Taxable Investments	(51)	(108)	(159)
Non-taxable Investments	(41)	7	(34)
Federal funds sold	75	19	94
Interest-bearing deposits	(3)	4	1
Other interest earning assets	(6)	(15)	(21)
Total interest income	456	78	534
Interest Expense:
Interest-bearing demand deposits	3	52	55
Interest-bearing money markets	37	(39)	(2)
Savings deposits	1	(12)	(11)
Time deposits less than $100	18	83	101
Time deposits $100 or more	(48)	4	(44)
Short-term borrowings	(8)	(67)	(75)
Long-term borrowings	0	(21)	(21)
Total interest expense	3	0	3
Net interest income	$453	$78	$531

Note:

(1)	The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

The provision for loan losses was $2.7 million for the three-month period ended March 31, 2020 and $0.3 million for the three-month period ended March 31, 2019.  The increase in provision expense for the first quarter of 2020 was due to the uncertainty of the economic environment related to the COVID-19 health crisis.  While we believe that our borrowers, both consumer and commercial, will be negatively impacted by the COVID-19 pandemic, the extent of this impact is unknown and very uncertain. Accordingly, we believe it was prudent to adjust qualitative factors to increase our first quarter provision expense to account for the rapidly declining economic conditions and the inherent effects on our loan portfolio. Of the $2.7 million expense for the quarter, $2.4 million is related to qualitative factor adjustments and $0.3 million is related to loan growth.

Other Operating Income

The following table shows the major components of other operating income for the three-month periods ended March 31, 2020 and 2019, exclusive of net gains:

	Income as % of Total Other Operating Income
	Three Months Ended
	March 31,
	2020		2019
Service charges on deposit accounts	$615	15%	$519	15%
Other service charges	290	7%	208	6%
Trust department	1,753	44%	1,715	45%
Debit card income	634	16%	600	16%
Bank owned life insurance	303	8%	303	8%
Brokerage commissions	277	7%	238	7%
Other income	136	3%	124	3%
	$4,008	100%	$3,707	100%

Other Operating Expenses

The composition of other operating expenses for the three-month periods ended March 31, 2020 and 2019 is illustrated in the following table:

	Expense as % of Total Other Operating Expenses
	Three Months Ended
	March 31,
	2020		2019
Salaries and employee benefits	$5,923	54%	$6,218	56%
FDIC premiums	43	0%	111	1%
Equipment	926	8%	883	7%
Occupancy	747	7%	712	6%
Data processing	1,052	10%	941	9%
Marketing	130	1%	68	1%
Professional services	723	7%	204	3%
Contract labor	151	1%	156	2%
Line rentals	217	2%	217	2%
Other real estate owned	—	0%	143	2%
Other	1,093	10%	1,037	11%
	$11,005	100%	$10,690	100%

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

The effective income tax rate as a percentage of income for the quarter ended March 31, 2020 increased from 21.8% to 22.9% when compared to the same period of 2019, primarily due to the reduction in tax exempt income from the investment portfolio.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets at March 31, 2020 remained stable at $1.4 billion, with an increase of $19.5 million from December 31, 2019.  During the quarter, cash and interest-bearing deposits in other banks increased $22.0 million, the investment portfolio decreased $3.1 million and gross loans increased $1.6 million.  The increase in cash was due to strong deposit growth, cash flow from calls on the investment portfolio, commercial loan payoffs early in the quarter as well as refinances of balances in our mortgage portfolio.   Other real estate owned (“OREO”) balances remained stable as there was minimal activity in this portfolio during the first quarter.  Other assets decreased by $0.9 million. Total liabilities increased $26.9 million.  This increase was attributable to the strong deposit growth of $30.4 million in the first quarter of 2020, offset by a decline in short-term borrowings of $9.3 million. The deposit growth during the first quarter was due to increased relationship balances for customers adding new funds to our insured products.  Our Treasury Management overnight investment sweep decreased $9.3 million as municipalities utilized their existing cash for working capital needs during these unprecedented times. Other liabilities increased $5.9 million due to the change in the market value of the pension plan assets.  Total shareholders’ equity decreased $7.4 million in the first quarter of 2020.  This decrease was due to the increase in accumulated other comprehensive loss related to a decline in the market values of our pension plan assets, the stock repurchase of $2.7 million, and the payment of dividends of $0.9 million in the first quarter of 2020.

Loan Portfolio

The following table presents the composition of our loan portfolio at the dates indicated:

(dollars in thousands)	March 31, 2020		December 31, 2019
Commercial real estate	$337,688	32%	$335,504	31%
Acquisition and development	121,333	12%	117,890	12%
Commercial and industrial	123,509	12%	122,352	11%
Residential mortgage	434,969	41%	440,173	43%
Consumer	36,233	3%	36,199	3%
Total Loans	$1,053,732	100%	$1,052,118	100%

Outstanding loans remained stable at $1.1 billion at March 31, 2020 when compared to December 31, 2019.  Commercial real estate (“CRE”) loans increased $2.2 million due to expansion of customer relationships as well as an increase in small business loans.  Acquisition and development (“A&D”) loans increased $3.4 million as new production offset amortization and payoffs.   Commercial and industrial (“C&I”) loans increased slightly by $1.2 million.  The growth in the commercial portfolios was offset by a decline in residential mortgage loans of $5.2 million as the customer preferred longer-term fixed rate loans were sold to Fannie Mae. Given the current low-rate interest environment, management prefers utilizing the secondary market at this time. The consumer loan portfolio remained stable during the first quarter.  We have not seen an increase in usage on lines of credits to date, but anticipate that these lines will be utilized for cash needs in these uncertain times related to the COVID-19 pandemic.

Commercial loan production for the first quarter of 2020 was approximately $35.0 million of new money, most of which was construction production that has not yet funded.  Amortization and payoffs were approximately $15.0 million in the first quarter.  Despite a decline in balances, the mortgage department had record production of approximately $23.0 million in the first quarter of 2020.  While both in-house and secondary market products are utilized, the longer-term fixed rate loans are primarily being sold to Fannie Mae. We continue to book first time homebuyer, adjustable rate and non-conforming jumbo mortgages to our portfolio. The mortgage pipeline remains strong at $32.0 million.  We anticipate reduced loan demand for the remainder of 2020, which may impact the net interest margin.

Risk Elements of Loan Portfolio

The following table presents the risk elements of our loan portfolio at the dates indicated.  Management is not aware of any potential problem loans other than those listed in this table or discussed below.

(dollars in thousands)	March 31, 2020	% of Applicable Portfolio	December 31, 2019	% of Applicable Portfolio
Non-accrual loans:
Commercial real estate	$885	0.26%	$680	0.20%
Acquisition and development	8,158	6.72%	8,058	6.80%
Commercial and industrial	—	0.00%	30	0.00%
Residential mortgage	1,966	0.45%	2,077	0.50%
Consumer	3	0.01%	4	0.00%
Total non-accrual loans	$11,012	1.05%	$10,849	1.03%
Accruing Loans Past Due 90 days or more:
Commercial real estate	$13		$—
Acquisition and development	134		135
Residential mortgage	476		536
Consumer	—		54
Total loans past due 90 days or more	$623		$725
Total non-accrual and accruing loans past due 90 days or more	$11,635		$11,574
Restructured Loans (TDRs):
Performing	$3,784		$3,842
Non-accrual (included above)	319		324
Total TDRs	$4,103		$4,166
Other real estate owned	$4,040		$4,127
Impaired loans without a valuation allowance	$6,135		$5,974
Impaired loans with a valuation allowance	9,139		9,200
Total impaired loans	$15,274		$15,174
Valuation allowance related to impaired loans	$2,233		$2,174

Performing loans considered to be impaired (including performing troubled debt restructurings, or TDRs), as defined and identified by management, amounted to $4.3 million at March 31, 2020 and December 31, 2019.  Loans are identified as impaired when, based on current information and events, management determines that we will be unable to collect all amounts due according to contractual terms.  These loans consist primarily of A&D loans and CRE loans.  The fair values are generally determined based upon independent third-party appraisals of the collateral or discounted cash flows based upon the expected proceeds.  Specific allocations have been made where management believes there is insufficient collateral to repay the loan balance if liquidated and there is no secondary source of repayment available.

The following table presents the details of impaired loans that are TDRs by class at March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Performing
Commercial real estate
Non owner-occupied	2	$232	2	$235
All other CRE	1	2,235	1	2,265
Acquisition and development
1-4 family residential construction	1	285	1	291
All other A&D	1	218	1	220
Commercial and industrial	—	—	—	—
Residential mortgage
Residential mortgage – term	8	814	8	831
Residential mortgage – home equity	—	—	—	—
Consumer	—	—	—	—
Total performing	13	$3,784	13	$3,842
Non-accrual
Commercial real estate
Non owner-occupied	—	$—	—	$—
All other CRE	—	—	—	—
Acquisition and development
1-4 family residential construction	—	—	—	—
All other A&D	—	—	—	—
Commercial and industrial	—	—	—	—
Residential mortgage
Residential mortgage – term	2	319	2	324
Residential mortgage – home equity	—	—	—	—
Consumer	—	—	—	—
Total non-accrual	2	319	2	324
Total TDRs	15	$4,103	15	$4,166

The level of TDRs remained stable at $4.1 million at March 31, 2020 when compared to December 31, 2019, with a slight reduction due to payments made during the quarter.  There were no new TDRs during the first quarter of 2020.

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

The following table presents a summary of the activity in the ALL for the three months ended March 31:

(dollars in thousands)	2020	2019
Balance, January 1	$12,537	$11,047
Charge-offs:
Commercial real estate	—	—
Acquisition and development	(15)	(29)
Commercial and industrial	(101)	—
Residential mortgage	(98)	(12)
Consumer	(132)	(68)
Total charge-offs	(346)	(109)
Recoveries:
Commercial real estate	66	29
Acquisition and development	14	12
Commercial and industrial	15	51
Residential mortgage	26	108
Consumer	46	61
Total recoveries	167	261
Net credit (charge-offs)/recoveries	(179)	152
Provision for loan losses	2,654	349
Balance at end of period	$15,012	$11,548

Allowance for loan losses to gross loans outstanding (as %)	1.42%	1.15%
Net credit (charge-offs)/recoveries to average loans outstanding during the period, annualized (as %)	-0.07%	0.06%

The ALL was $15.0 million at March 31, 2020 compared to $12.5 million at December 31, 2019, an increase of 20% that primarily resulted from the adjustment to qualitative factors associated with the negative trend in economic outlook directly related to COVID-19.  The provision for loan losses was $2.7 million for the quarter ended March 31, 2020 and $0.3 million for the quarter ended March 31, 2019.  Net charge-offs of $0.2 million were recorded for the first three months of 2020, compared to net recoveries of $0.2 million for 2019. Absent the COVID-19 related factor adjustments attributable to $2.4 million in provision expense for the quarter, the provision expense would have been approximately $0.3 million. The ratio of the ALL to loans outstanding was 1.42% at March 31, 2020 and 1.15% at March 31, 2019.

The ratio of net charge offs to average loans for the quarter ended March 31, 2020 was an annualized 0.07%, compared to net recoveries to average loans of 0.06% for the quarter ended March 31, 2019.  The CRE portfolio had an annualized net recovery rate of .08% as of March 31, 2020, compared to a net recovery rate of 0.04% as of March 31, 2019.  The A&D loans had an annualized net charge-off rate of 0.00% as of March 31, 2020, compared to a net charge-off rate of 0.06% as of March 31, 2019.  The C&I portfolio had net charge-offs to average loans of 0.28% as of March 31, 2020, compared to a net recovery rate of 0.18% as of March 31, 2019.  The residential mortgage ratios were a net charge-off rate of 0.07% as of March 31, 2020, compared to a net recovery rate of 0.09% as of March 31, 2019, and the consumer loan ratios were net charge-off rates of 0.95% and 0.08% as of March 31, 2020 and March 31, 2019, respectively.  Our special assets team continues to aggressively collect on charged-off loans.

Management believes that the ALL at March 31, 2020 is adequate to provide for probable losses inherent in our loan portfolio.  Amounts that will be recorded for the provision for loan losses in future periods will depend upon trends in the loan balances, including the composition of the loan portfolio, changes in loan quality and loss experience trends, potential recoveries on previously charged-off loans and changes in other qualitative factors.  Management also applies interest rate risk, collateral value and debt service sensitivity analyses to the Commercial real estate loan portfolio and obtains new appraisals on specific loans under defined parameters to assist in the determination of the periodic provision for loan losses.

Investment Securities

At March 31, 2020, the total amortized cost basis of the available-for-sale investment portfolio was $134.3 million, compared to a fair value of $130.8 million.  Unrealized gains and losses on securities available-for-sale are reflected in accumulated other comprehensive loss, a component of shareholders’ equity.  The amortized cost basis of the held to maturity portfolio was $91.4 million, compared to a fair value of $98.3 million.

The following table presents the composition of our securities portfolio at amortized cost and fair values at the dates indicated:

	March 31, 2020			December 31, 2019
	Amortized	Fair Value	FV as %	Amortized	Fair Value	FV as %
(dollars in thousands)	Cost	(FV)	of Total	Cost	(FV)	of Total
Securities Available-for-Sale:
U.S. government agencies	$34,580	$35,268	27%	$39,987	$39,894	30%
Residential mortgage-backed agencies	9,945	10,147	8%	4,917	4,900	4%
Commercial mortgage-backed agencies	29,210	29,670	23%	27,634	27,764	21%
Collateralized mortgage obligations	28,023	28,815	22%	29,903	29,923	23%
Obligations of state and political subdivisions	14,108	14,512	11%	14,124	14,470	11%
Collateralized debt obligations	18,470	12,380	9%	18,443	14,354	11%
Total available for sale	$134,336	$130,792	100%	$135,008	$131,305	100%
Securities Held to Maturity:
U.S. government agencies	$16,202	$16,857	17%	$16,164	$16,823	17%
Residential mortgage-backed agencies	40,666	41,911	43%	42,939	43,253	43%
Commercial mortgage-backed agencies	15,443	16,242	16%	15,521	15,865	16%
Collateralized mortgage obligations	2,873	3,044	3%	3,140	3,143	3%
Obligations of state and political subdivisions	16,215	20,257	21%	16,215	21,572	21%
Total held to maturity	$91,399	$98,311	100%	$93,979	$100,656	100%

Total fair value of investment securities available-for-sale decreased by $0.5 million since December 31, 2019.  At March 31, 2020, the securities classified as available-for-sale included a net unrealized loss of $3.5 million, which represents the difference between the fair value and amortized cost of securities in the portfolio.

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

Approximately $118.4 million of the available-for-sale portfolio was valued using Level 2 pricing and had net unrealized gains of $2.5 million at March 31, 2020.  The remaining $12.4 million of the securities available-for-sale represents the entire CDO portfolio, which was valued using significant unobservable inputs (Level 3 assets).  The $6.1 million in net unrealized losses associated with this portfolio relates to 9 pooled trust preferred securities that comprise the CDO portfolio. Net unrealized losses of $4.5 million represent non-credit related OTTI charges on seven of the securities, while $1.6 million of unrealized losses relates to two securities which have had no credit related OTTI.

The following table provides a summary of the trust preferred securities in the CDO portfolio and the credit status of these securities as of March 31, 2020:

Level 3 Investment Securities Available for Sale
(Dollars in thousands)
Investment Description		First United Level 3 Investments				Security Credit Status
Deal	Class	Amortized Cost	Fair Market Value	Unrealized Gain/ (Loss)	Lower Credit Rating	Original Collateral	Deferrals/ Defaults as % of Original Collateral	Performing Collateral	Collateral Support	Collateral Support as % of Performing Collateral	Number of Performing Issuers/ Total Issuers
Preferred Term Security XVIII*	C	$1,894	$1,099	$(795)	C	676,565	14.83%	290,437	19,130	6.59%	41 / 57
Preferred Term Security XVIII	C	2,717	1,649	(1,068)	C	676,565	14.83%	290,437	19,130	6.59%	41 / 57
Preferred Term Security XIX*	C	1,837	1,360	(477)	C	700,535	5.48%	469,762	31,451	6.70%	50 / 55
Preferred Term Security XIX*	C	1,095	816	(279)	C	700,535	5.48%	469,762	31,451	6.70%	50 / 55
Preferred Term Security XIX*	C	2,529	1,904	(625)	C	700,535	5.48%	469,762	31,451	6.70%	50 / 55
Preferred Term Security XIX*	C	1,096	816	(280)	C	700,535	5.48%	469,762	31,451	6.70%	50 / 55
Preferred Term Security XXII*	C-1	1,568	1,059	(509)	C	1,386,600	10.31%	679,548	69,263	10.19%	60 / 74
Preferred Term Security XXII*	C-1	3,918	2,648	(1,270)	C	1,386,600	10.31%	679,548	69,263	10.19%	60 / 74
Preferred Term Security XXIII	C-1	1,816	1,029	(787)	C	1,467,000	14.79%	713,788	66,514	9.32%	75 / 89

Total Level 3 Securities Available for Sale		$18,470	$12,380	$(6,090)

*Security has been deemed other-than-temporarily impaired and loss has been recognized in accordance with ASC Section 320-10-35.

The terms of the debentures underlying trust preferred securities allow the issuer of the debentures to defer interest payments for up to 20 quarters, and, in such case, the terms of the related trust preferred securities allow their issuers to defer dividend payments for up to 20 quarters.  Some of the issuers of the trust preferred securities in our investment portfolio have defaulted and/or deferred payments ranging from 5.48% to 14.83% of the total collateral balances underlying the securities.  The securities were designed to include structural features that provide investors with credit enhancement or support to provide default protection by subordinated tranches.  These features include over-collateralization of the notes or subordination, excess interest or spread which will redirect funds in situations where collateral is insufficient, and a specified order of principal payments.  There are securities in our portfolio that are under-collateralized, which does represent additional stress on our tranche.  However, in these cases, the terms of the securities require excess interest to be redirected from subordinate tranches as credit support, which provides additional support to our investment.

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

The market for these securities as of March 31, 2020 is not active and markets for similar securities are also not active.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels.  The new issue market is also inactive, as no new CDOs have been issued since 2007.  There are currently very few market participants who are willing to effect transactions in these securities.  The market values for these securities, or any securities other than those issued or guaranteed by the U.S. Department of the Treasury (the “Treasury”), are very depressed relative to historical levels.  Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue.  Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (a) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at March 31, 2020, (b) an income valuation approach technique (i.e. present value) that maximizes the use of relevant unobservable inputs and minimizes the use of observable inputs will be equally or more representative of fair value than a market approach, and (c) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management utilizes on an independent third party to prepare both the evaluations of OTTI and the fair value determinations for the CDO portfolio.  Management does not believe that there were any material differences in the OTTI evaluations and pricing between December 31, 2019 and March 31, 2020.

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

Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that no securities had credit-related OTTI during the first three months of 2020.   Additionally, there has been no change in the performing collateral, no decline in the percentage of deferrals/defaults to original collateral, and increases in collateral support for each of the positions held by the Corporation.

Deposits

The following table presents the composition of our deposits at the dates indicated:

(dollars in thousands)	March 31, 2020		December 31, 2019
Non-interest bearing demand deposits:
Retail	$299,961	26%	$294,649	26%
Interest-bearing deposits:
Demand	161,818	14%	159,567	14%
Money Market:
Retail	297,616	25%	275,007	24%
Savings deposits	164,561	14%	158,918	14%
Time deposits less than $100,000:
Retail	94,611	8%	96,198	8%
Time deposits $100,000 or more:
Retail	143,827	12%	147,692	13%
Brokered	10,000	1%	10,000	1%
Total Deposits	$1,172,394	100%	$1,142,031	100%

Total deposits at March 31, 2020 increased $30.4 million when compared to deposits at December 31, 2019.  During the first quarter of 2020, non-interest-bearing deposits increased $5.3 million. This growth was driven by both our retail and commercial markets. Traditional savings accounts increased $5.6 million, as our Prime Saver product continued to be the savings product of choice.  Total demand deposits increased by $2.3 million and total money market accounts increased by $22.6 million, due primarily to growth in our variable rate Value Money Market account introduced in late 2019.  Time deposits less than $100,000 decreased by $1.5 million and time deposits greater than $100,000 decreased by $3.9 million.  The decline in time deposits greater than $100,000 was primarily related to a local municipality utilizing a maturing certificate of deposit for cash needs during this unprecedented economic environment.

Borrowed Funds

The following table presents the composition of our borrowings at the dates indicated:

(in thousands)	March 31, 2020	December 31, 2019
Securities sold under agreements to repurchase	$39,418	$48,728
Total short-term borrowings	39,418	48,728
FHLB advances	$70,000	$70,000
Junior subordinated debt	30,929	30,929
Total long-term borrowings	$100,929	$100,929

Total short-term borrowings decreased by $9.3 million during the first three months of 2020.  This decrease is due to the decline in our Treasury Management overnight investment sweep as municipalities utilized their existing cash for working capital needs during these unprecedented times.  Long-term borrowings remained constant during the first three months of 2020.

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
6.	Federal Reserve PPPLF – provides funding and uses SBA PPP loans as collateral at 100% value

Management believes that we have adequate liquidity available to respond to current and anticipated liquidity demands and is not aware of any trends or demands, commitments, events or uncertainties that are likely to materially affect our ability to maintain liquidity at satisfactory levels.  Please refer to the section of this Item 2 entitled “Response to COVID-19” for more details on our primary sources of liquidity.

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

At March 31, 2020, we were asset sensitive.

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

Based on the simulation analysis performed at March 31, 2020 and December 31, 2019, management estimated the following changes in net interest income, assuming the indicated rate changes:

(Dollars in thousands)	March 31, 2020	December 31, 2019
+400 basis points	$2,353	$1,500
+300 basis points	$1,990	$1,381
+200 basis points	$1,529	$1,075
+100 basis points	$798	$645
-100 basis points	$(1,897)	$(2,477)

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

Management believes that no material changes in our market risks, our procedures used to evaluate and mitigate those risks, or our actual or simulated sensitivity positions have occurred since December 31, 2019.  Our NII simulation analysis as of December 31,

2019 is included in Item 7 of Part II Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2019 under the heading “Market Risk and Interest Sensitivity.

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

Capital Resources

We require capital to fund loans, satisfy our obligations under the Bank’s letters of credit, meet the deposit withdrawal demands of the Bank’s customers, and satisfy our other monetary obligations.  To the extent that deposits are not adequate to fund our capital requirements, we can rely on the funding sources identified above under the heading “Liquidity Management”.  At March 31, 2020, the Bank had $115.0 million available through unsecured lines of credit with correspondent banks, $2.1 million available through a secured line of credit with the Fed Discount Window and approximately $158.2 million available through the FHLB.  Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our ability to meet our future capital requirements.

In addition to operational requirements, the Bank and the Corporation are subject to risk-based capital regulations, which were adopted and are monitored by federal banking regulators.  These regulations are used to evaluate capital adequacy and require an analysis of an institution’s asset risk profile and off-balance sheet exposures, such as unused loan commitments and stand-by letters of credit.   Based on capital ratios at March 31, 2020, both the Bank and First United Corporation are considered to be well-capitalized.

The following table presents our capital ratios as of the dates indicated:

	March 31, 2020	December 31, 2019	Required for Capital Adequacy Purposes	Required to be Well Capitalized
Total Capital (to risk-weighted assets)
Consolidated	16.01%	16.29%	8.00%	10.00%
First United Bank & Trust	15.29%	15.60%	8.00%	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated	14.76%	15.17%	6.00%	8.00%
First United Bank & Trust	14.04%	14.44%	6.00%	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated	12.43%	12.79%	4.50%	6.50%
First United Bank & Trust	14.04%	14.44%	4.50%	6.50%
Tier 1 Capital (to average assets)
Consolidated	11.52%	11.77%	4.00%	5.00%
First United Bank & Trust	10.77%	10.99%	4.00%	5.00%

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Contractual Obligations

The Corporation enters into contractual obligations in the normal course of business.  Among these obligations are FHLB advances and junior subordinated debentures, operating lease agreements for banking and subsidiaries’ offices and for data processing and telecommunications equipment.  Comparing March 31, 2020 to December 31, 2019, short-term borrowings decreased $9.3 million, primarily due to the decline in our Treasury Management overnight investment sweep accounts as municipalities utilized their cash for working capital needs during these unprecedented times.

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

Commitments to extend credit in the form of consumer, commercial and business at the dates indicated were as follows:

(in thousands)	March 31, 2020	December 31, 2019
Residential Mortgage - home equity	$54,308	$53,827
Residential Mortgage - construction	8,335	4,995
Commercial	107,067	85,089
Consumer - personal credit lines	4,018	3,903
Standby letters of credit	9,144	9,112
Total	$182,872	$156,926

The increase of $25.9 million in commitments at March 31, 2020 compared to December 31, 2019 was due to increased demand for consumer and commercial construction early in the quarter.  Management will continue to monitor these balances as the COVID-19 pandemic has slowed the underlying projects and disbursements of funds.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is included in Item 2 of Part I of this report under the caption “Market Risk and Interest Sensitivity” and in Item 7 of Part II of First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019 under the heading “Market Risk and Interest Sensitivity” both of which are incorporated in this Item 3 by reference.

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

An evaluation of the effectiveness of these disclosure controls as of March 31, 2020 was carried out under the supervision and with the participation of management, including the PEO and the PFO.  Based on that evaluation, management, including the PEO and the PFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the quarter ended March 31, 2020, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019.  Management does not believe that any material changes in our risk factors have occurred since they were last disclosed.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about shares of common stock purchased by or on behalf of First United Corporation and its affiliates (as defined by Exchange Act Rule 10b-18) during the three-month period ended March 31, 2020:

Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2020	—	—	—	—
February 2020	—	—	—	—
March 2020	145,291	$18.96	145,291	354,709
Total	145,291	$18.96	145,291	354,709

(1)

All shares were purchased in open-market transactions pursuant to First United Corporation’s stock repurchase plan that was initially adopted effective April 30, 2019.  The plan, which originally authorized the repurchase of up to 354,449 shares of common stock of First United Corporation, was amended in November 2019 to increase the maximum number of shares to 500,000.  Both the adoption of the plan and its amendment were announced publicly.  The plan, as amended, will expire on November 20, 2020 and authorizes the repurchases to be conducted through open market or private transactions at such times and in such amounts per transaction as the Chairman and Chief Executive Officer of First United Corporation determines to be appropriate.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

The exhibits filed or furnished with this quarterly report are listed in the following Exhibit Index.

Exhibit	Description
10.1	First United Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed on March 16, 2020)
10.2	First United Corporation Short-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed on March 16, 2020)
10.3	Form of Restricted Stock Unit Award Agreement (Performance-Vesting) (incorporated by reference by Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed on March 27, 2020)
10.4	Form of Restricted Stock Unit Award Agreement (Time-Vesting) (incorporated by reference by Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed on March 27, 2020)
31.1	Certifications of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
31.2	Certifications of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
32	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST UNITED CORPORATION

Date: May 11, 2020	/s/ Carissa L. Rodeheaver
Carissa L. Rodeheaver, CPA, CFP
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2020	/s/ Tonya K. Sturm
Tonya K. Sturm, Senior Vice President,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)