Form 10-Q
period 2020-06-30
FIRST UNITED CORP/MD/
filed 2020-08-10
CIK 763907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For quarterly period ended June 30, 2020

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

Large Accelerated filer ☐	Accelerated Filer ☑
Non Accelerated filer ☐	Smaller Reporting Company ☑
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,984,753 shares of common stock, par value $.01 per share, as of July 31, 2020.

INDEX TO QUARTERLY REPORT

FIRST UNITED CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST UNITED CORPORATION

Consolidated Statement of Financial Condition

(In thousands, except per share data)

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Cash and due from banks	$114,513	$48,512
Interest bearing deposits in banks	2,577	1,467
Cash and cash equivalents	117,090	49,979
Investment securities – available for sale (at fair value)	146,190	131,305
Investment securities – held to maturity (fair value $80,702 at June 30, 2020 and $100,656 at December 31, 2019)	73,975	93,979
Restricted investment in bank stock, at cost	4,468	4,415
Loans held for sale (at fair value)	6,283	1,749
Loans	1,186,940	1,050,369
Unearned fees	(3,706)	(687)
Allowance for loan losses	(17,014)	(12,537)
Net loans	1,166,220	1,037,145
Premises and equipment, net	38,321	38,710
Goodwill	11,004	11,004
Bank owned life insurance	44,037	43,449
Deferred tax assets	7,993	7,441
Other real estate owned, net	3,926	4,127
Operating lease asset	2,518	2,661
Accrued interest receivable and other assets	17,611	16,063
Total Assets	$1,639,636	$1,442,027
Liabilities and Shareholders’ Equity
Liabilities:
Non-interest bearing deposits	$425,274	$294,649
Interest bearing deposits	926,294	847,382
Total deposits	1,351,568	1,142,031
Short-term borrowings	36,001	48,728
Long-term borrowings	100,929	100,929
Operating lease liability	3,088	3,239
Accrued interest payable and other liabilities	22,688	20,235
Dividends payable	909	925
Total Liabilities	1,515,183	1,316,087
Shareholders’ Equity:
Common Stock – par value $0.01 per share; Authorized 25,000,000 shares; issued and outstanding 6,983,523 shares at June 30, 2020 and 7,110,022 at December 31, 2019	70	71
Surplus	29,874	32,359
Retained earnings	121,992	119,481
Accumulated other comprehensive loss	(27,483)	(25,971)
Total Shareholders’ Equity	124,453	125,940
Total Liabilities and Shareholders’ Equity	$1,639,636	$1,442,027

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Operations

(In thousands, except per share data)

	Six Months Ended
	June 30,
	2020	2019
	(Unaudited)
Interest income
Interest and fees on loans	$26,252	$24,686
Interest on investment securities
Taxable	2,652	2,917
Exempt from federal income tax	533	522
Total investment income	3,185	3,439
Other	283	358
Total interest income	29,720	28,483
Interest expense
Interest on deposits	3,482	3,736
Interest on short-term borrowings	49	131
Interest on long-term borrowings	1,646	1,743
Total interest expense	5,177	5,610
Net interest income	24,543	22,873
Provision for loan losses	4,821	682
Net interest income after provision for loan losses	19,722	22,191
Other operating income
Net gains	835	95
Service charges on deposit accounts	992	1,023
Other service charges	322	433
Trust department	3,484	3,547
Debit card income	1,314	1,276
Bank owned life insurance	588	591
Brokerage commissions	479	441
Other	254	254
Total other income	7,433	7,565
Total other operating income	8,268	7,660
Other operating expenses
Salaries and employee benefits	10,866	12,364
FDIC premiums	203	294
Equipment	1,893	1,819
Occupancy	1,493	1,418
Data processing	2,025	1,995
Marketing	283	164
Professional services	1,904	522
Contract labor	300	331
Line rentals	438	415
Other real estate owned	(3)	929
Investor relations	1,106	109
Other	1,924	2,071
Total other operating expenses	22,432	22,431
Income before income tax expense	5,558	7,420
Provision for income tax expense	1,233	1,667
Net Income	$4,325	$5,753
Basic net income per share	$0.62	$0.81
Diluted net income per share	$0.62	$0.81
Weighted average number of basic shares outstanding	7,018	7,094
Weighted average number of diluted shares outstanding	7,032	7,094
Dividends declared per common share	$0.26	$0.18

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Operations

(In thousands, except per share data)

	Three Months Ended
	June 30,
	2020	2019
	(Unaudited)
Interest income
Interest and fees on loans	$13,413	$12,496
Interest on investment securities
Taxable	1,344	1,450
Exempt from federal income tax	273	242
Total investment income	1,617	1,692
Other	74	223
Total interest income	15,104	14,411
Interest expense
Interest on deposits	1,612	1,965
Interest on short-term borrowings	21	28
Interest on long-term borrowings	815	891
Total interest expense	2,448	2,884
Net interest income	12,656	11,527
Provision for loan losses	2,167	333
Net interest income after provision for loan losses	10,489	11,194
Other operating income
Net gains	794	81
Service charges on deposit accounts	377	504
Other service charges	32	225
Trust department	1,731	1,832
Debit card income	680	676
Bank owned life insurance	285	288
Brokerage commissions	202	203
Other	118	130
Total other income	3,425	3,858
Total other operating income	4,219	3,939
Other operating expenses
Salaries and employee benefits	4,943	6,146
FDIC premiums	160	183
Equipment	967	936
Occupancy	746	706
Data processing	973	1,054
Marketing	153	96
Professional services	1,181	318
Contract labor	149	175
Line rentals	221	198
Other real estate owned	(3)	786
Investor relations	1,013	62
Other	924	1,081
Total other operating expenses	11,427	11,741
Income before income tax expense	3,281	3,392
Provision for income tax expense	711	790
Net Income	$2,570	$2,602
Basic net income per common share	$0.37	$0.37
Diluted net income per common share	$0.37	$0.37
Weighted average number of basic shares outstanding	6,974	7,100
Weighted average number of diluted shares outstanding	6,992	7,100
Dividends declared per common share	$0.13	$0.09

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Comprehensive (Loss)/Income

(In thousands)

	Six Months Ended
	June 30,
	2020	2019
Comprehensive (Loss)/Income	(Unaudited)
Net Income	$4,325	$5,753
Other comprehensive (loss)/income, net of tax and reclassification adjustments:
Net unrealized losses on investments with OTTI	(1,506)	(274)
Net unrealized gains on all other AFS securities	1,992	2,482
Net unrealized gains on HTM securities	494	118
Net unrealized losses on cash flow hedges	(1,044)	(801)
Net unrealized (losses)/gains on pension	(1,516)	2,836
Net unrealized gains on SERP	68	42
Other comprehensive (loss)/income, net of tax	(1,512)	4,403
Comprehensive income	$2,813	$10,156

	Three Months Ended
	June 30,
	2020	2019
Comprehensive Income (in thousands)	(Unaudited)
Net Income	$2,570	$2,602
Other comprehensive income, net of tax and reclassification adjustments:
Net unrealized losses on investments with OTTI	(281)	(194)
Net unrealized gains on all other AFS securities	608	1,577
Net unrealized gains on HTM securities	441	63
Net unrealized losses on cash flow hedges	(81)	(486)
Net unrealized gains on pension	3,399	707
Net unrealized gains on SERP	34	21
Other comprehensive income, net of tax	4,120	1,688
Comprehensive income	$6,690	$4,290

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands, except per share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at January 1, 2020	$71	$32,359	$119,481	$(25,971)	$125,940
Net income			1,755		1,755
Other comprehensive loss				(5,632)	(5,632)
Stock based compensation		98			98
Common stock issued		52			52
Stock repurchase	(1)	(2,753)			(2,754)
Common stock dividend declared - $0.13 per share			(910)		(910)
Balance at March 31, 2020	$70	$29,756	$120,326	$(31,603)	$118,549

Net income			2,570		2,570
Other comprehensive income				4,120	4,120
Stock based compensation		71			71
Common stock issued		47			47
Common stock dividend declared - $0.13 per share			(904)		(904)
Balance at June 30, 2020	$70	$29,874	$121,992	$(27,483)	$124,453

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at January 1, 2019	$71	$31,921	$109,477	$(24,403)	$117,066
Net income			3,151		3,151
Other comprehensive income				2,715	2,715
Stock based compensation		67			67
Common stock issued		39			39
Common stock dividend declared - $0.09 per share			(639)		(639)
Balance at March 31, 2019	$71	$32,027	$111,989	$(21,688)	$122,399

Net income			2,602		2,602
Other comprehensive income				1,688	1,688
Stock based compensation		67			67
Common stock issued		39			39
Common stock dividend declared - $0.09 per share			(640)		(640)
Balance at June 30, 2019	$71	$32,133	$113,951	$(20,000)	$126,155

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Cash Flows

(In thousands)

	Six Months Ended
	June 30,
	2020	2019
	(Unaudited)
Operating activities
Net income	$4,325	$5,753
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,821	682
Depreciation	1,625	1,529
Stock compensation	169	134
Gains on sales of other real estate owned	(21)	(11)
Write-downs of other real estate owned	39	828
Originations of loans held for sale	(34,298)	(6,122)
Proceeds from sale of loans held for sale	30,511	5,861
Gains from sale of loans held for sale	(746)	(96)
Losses on disposal of fixed assets	18	1
Net amortization/(accretion) of investment securities discounts and premiums- AFS	62	(2)
Net amortization of investment securities discounts and premiums- HTM	96	20
Gains on sales/calls of investment securities – AFS	(47)	—
Gain on calls of investment securities – HTM	(60)	—
Earnings on bank owned life insurance	(588)	(591)
Amortization of deferred loan fees	(1,269)	(336)
Amortization of operating lease asset	143	136
Increase in accrued interest receivable and other assets	(3,581)	(5,087)
Deferred tax expense/(benefit)	1	(2)
Operating lease liability	(151)	(140)
Increase/(decrease) in accrued interest payable and other liabilities	1,778	(666)
Net cash provided by operating activities	2,827	1,891
Investing activities
Proceeds from maturities/calls of investment securities - AFS	22,327	4,228
Proceeds from maturities/calls of investment securities - HTM	38,601	3,323
Proceeds from sales of investment securities - AFS	1,080	5,378
Purchases of investment securities - AFS	(37,664)	(4,744)
Purchases of investment securities - HTM	(18,633)	(6,832)
Proceeds from sales of other real estate owned	204	870
Net (increase)/decrease in restricted stock	(53)	979
Net (increase)/decrease in loans	(132,649)	4,367
Purchases of premises and equipment	(1,254)	(1,813)
Net cash (used in)/provided by investing activities	(128,041)	5,756
Financing activities
Net increase in deposits	209,537	55,554
Issuance of common stock	99	78
Cash dividends on common stock	(1,830)	(1,279)
Net decrease in short-term borrowings	(12,727)	(46,552)
Stock repurchase	(2,754)	—
Net cash provided by financing activities	192,325	7,801
Increase in cash and cash equivalents	67,111	15,448
Cash and cash equivalents at beginning of the year	49,979	23,541
Cash and cash equivalents at end of period	$117,090	$38,989
Supplemental information
Interest paid	$5,206	$5,562
Taxes paid	$75	$671
Non-cash investing activities:
Transfers from loans to other real estate owned	$21	$620
Recognition of operating lease right-of-use assets	$—	$2,730
Recognition of operating lease liabilities	$—	$3,317

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

NoteS to Consolidated Financial Statements (UNAUDITED)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of First United Corporation and its consolidated subsidiaries, including First United Bank & Trust (the “Bank”), have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 270, Interim Reporting, and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring items, have been included. Certain prior period balances have been reclassified to conform to the current period presentation. Operating results for the six and three month periods ended June 30, 2020 are not necessarily indicative of the results that may be expected for the full year or for any future interim period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019.

As used in these notes, the terms “the Corporation” “we”, “us”, and “our” refer to First United Corporation and, unless the context clearly requires otherwise, its consolidated subsidiaries.

The Corporation has evaluated events and transactions occurring subsequent to the statement of financial condition date of June 30, 2020 for items that should potentially be recognized or disclosed in these financial statements.

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

The U.S. Government’s Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) established the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) which provides small businesses with resources to maintain payroll, hire back employees who may have been laid off, and to cover applicable overhead expenses. We continued to provide access to the PPP and process applications until the window closed on August 8, 2020. These loans are 100% guaranteed by the SBA, have up to a two year or five year maturity, provide for a six month deferral period, and have an interest rate of 1%. These loans may be forgiven, in whole or in part, by the SBA if the borrower meets certain conditions, including by using at least 60% of the loan proceeds for payroll costs. The SBA also established processing fees from 1% to 5%, depending on the loan amount. We anticipate receiving approximately $3.5 million in deferred loan fees.

In April 2020, the Bank established eligibility to participate in the Paycheck Protection Program Liquidity Facility (“PPPLF”) which was established by Congress and administered by the Federal Reserve Bank. This facility uses the SBA guaranteed PPP loans as collateral, offering 100% collateral coverage with no recourse to the Bank. The majority of the PPP loan disbursements have been to internal, non-interest-bearing accounts awaiting use by borrowers. During the second quarter of 2020, we did not access this facility. We will continue to monitor our liquidity position and determine appropriate timing to utilize these funds.

During the second quarter of 2020, the Bank was approved to participate in the Main Street Lending Program established by the Federal Reserve. This program supports lending to small and medium-sized businesses and non-profit organizations that were in sound financial condition before the onset of the COVID-19 pandemic.

In addition, our banking regulators and other financial regulators, on March 22, 2020 and revised April 7, 2020, issued a joint interagency statement titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of the COVID-19 pandemic. Pursuant to the interagency statement, loan modifications that do not meet the conditions of Section 4013 of the CARES Act may still qualify as a modification that does not need to be accounted for as a troubled debt restructuring (“TDR”). Specifically, the agencies confirmed with the staff of the Financial Accounting Standards Board that short-term modifications made in good faith in response to the pandemic to borrowers who were current prior to any relief are not TDRs under GAAP. This includes short-term (e.g. six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. Appropriate allowances for loan losses are expected to be maintained. With regard to loans not otherwise reportable as past due, financial institutions are not expected to designate loans with deferrals granted due to the pandemic as past due because of the deferral. The interagency statement also states that during short-term pandemic-related loan modifications, these loans generally should not be reported as nonaccrual.

We have received requests from our borrowers. Requests are evaluated individually and approved modifications are based on the unique circumstances of each borrower.  Modifications include either deferrals of principal and interest or interest only periods of three months.  Residential mortgage deferrals result in extensions of the maturity dates of the loans and commercial modifications result in either an extension of the maturity payment or a balloon payment at maturity.

In accordance with Section 4013 of the CARES Act and the interagency statement, we have not accounted for such loans as TDRs, nor have we designated them as past due or nonaccrual. The following table includes data on our consumer, residential mortgage and commercial loan portfolios, including a breakdown by industry, and the percentage of the portfolio that has been modified through July 31, 2020 as a result of COVID-19. For comparative purposes, modifications reported through May 6, 2020 are included.

	Total Loans at 6/30/20 (*)			Active COVID Modifications at 7/31/20			Active COVID Modifications through 5/6/20
Industry Category	# of Loans (**)	Balance (000s)	Balance as % of Total Portfolio	# of Loans	Balance (000s)	Balance as % of Total Portfolio	# of Loans	Balance (000s)	Balance as % of Category
RE/Rental/Leasing - Non-Owner Occupied	88	$120,891	11.6%	25	$53,664	44.4%	14	$31,069	26.1%
RE/Rental/Leasing - All Other	321	93,575	9.0%	43	23,562	25.2%	32	15,934	17.1%
Construction - Developers	19	57,486	5.5%	1	2,975	5.2%	—	—	0.0%
Accommodations	31	47,462	4.6%	12	33,246	70.0%	10	22,050	46.7%
Services	207	44,481	4.3%	26	15,539	34.9%	21	11,187	25.3%
Health Care/Social Assistance	57	33,056	3.2%	16	8,564	25.9%	10	4,652	15.1%
RE/Rental/Leasing - Multifamily	109	31,016	3.0%	24	11,447	36.9%	25	11,598	35.5%
RE/Rental/Leasing - Developers	39	29,028	2.8%	3	6,773	23.3%	1	18	0.1%
Manufacturing	50	25,774	2.5%	7	10,710	41.6%	5	4,394	16.8%
Construction - All Other	262	25,749	2.5%	19	3,142	12.2%	20	2,841	12.5%
Prof/Scientific/Technical	107	22,060	2.1%	25	7,521	34.1%	9	5,863	29.5%
Trade	521	15,413	1.5%	5	1,405	9.1%	5	1,036	6.0%
Transportation/Warehousing	104	15,120	1.5%	5	235	1.6%	5	194	1.3%
Food Service	32	9,926	1.0%	—	—	0.0%	—	—	0.0%
Public Administration	44	9,493	0.9%	11	3,003	31.6%	11	2,943	31.5%
Entertainment/Recreation	26	7,226	0.7%	6	2,626	36.3%	3	983	18.8%
Agriculture	50	4,618	0.4%	2	508	11.0%	2	508	12.4%
Energy	12	1,665	0.2%	—	—	0.0%	—	—	0.0%
Total Commercial	2,079	$594,039	57.0%	230	$184,920	31.1%	173	$115,270	19.8%
Total Residential Mortgage	2,223	345,358	33.1%	93	26,089	7.6%	157	40,928	9.4%
Total Consumer	6,509	103,117	9.9%	60	3,444	3.3%	178	5,027	13.9%
Total Loans at June 30, 2020	10,811	$1,042,514	100.0%	383	$214,453	20.6%	508	$161,225	15.3%

(*) Excluding 1,118 PPP loans totaling $144.4 million, 18.1% including PPP loans
(**) Including active loans/lines with no outstanding balance

The commercial deferrals were primarily 90 days in length, most of which will begin to expire in August and September of 2020. For commercial borrowers requesting additional modifications to existing terms and conditions, financial data and operating projections will be underwritten to determine if expiring deferrals will be renewed or modified, to the extent appropriate, as we continue to work with our customers.  During the second quarter, twenty six commercial loans totaling approximately $30.0 million reached the end of their 90 day deferral terms and were remodified for an additional 90 days. These second modifications were primarily in the accommodations, non-owner occupied commercial real estate rentals and specialized healthcare industries.

Note 3 – Earnings Per Common Share

Basic earnings per common share is derived by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents. Diluted earnings per share is derived by dividing net income available to common shareholders by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents, such as restricted stock units (“RSUs”). At June 30, 2020, there were RSUs relating to 5,070 shares of common stock outstanding.

The following tables set forth the calculation of basic and diluted earnings per common share for the six and three month periods ended June 30, 2020 and 2019:

	Six months ended June 30,
	2020			2019
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Income	Shares	Amount
Basic Earnings Per Share:

Net income	$4,325	7,018	$0.62	$5,753	7,094	$0.81

Diluted Earnings Per Share:

Net income	$4,325	7,032	$0.62	$5,753	7,094	$0.81

	Three months ended June 30,
	2020			2019
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Income	Shares	Amount
Basic Earnings Per Share:
Net income	$2,570	6,974	$0.37	$2,602	7,100	$0.37

Diluted Earnings Per Share:

Net income	$2,570	6,992	$0.37	$2,602	7,100	$0.37

Note 4 – Net Gains

The following table summarizes the gain/(loss) activity for the six and three month periods ended June 30, 2020 and 2019:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Net gains/(losses):
Available-for-sale securities:
Realized gains	$47	$73	$47	$73
Realized losses	—	(73)	—	(67)
Held-to-maturity securities:
Realized gains	60	—	60	—
Gains on sale of residential mortgage loans	746	96	687	76
Losses on disposal of fixed assets	(18)	(1)	—	(1)

Net gains	$835	$95	$794	$81

Note 5 – Investments

The following table shows a comparison of amortized cost and fair values of investment securities at June 30, 2020 and December 31, 2019:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCL
June 30, 2020
Available for Sale:
U.S. government agencies	$46,020	$925	$—	$46,945	$—
Residential mortgage-backed agencies	18,472	304	—	18,776	—
Commercial mortgage-backed agencies	27,949	1,194	—	29,143	—
Collateralized mortgage obligations	25,235	583	—	25,818	—
Obligations of states and political subdivisions	13,059	497	—	13,556	—
Collateralized debt obligations	18,515	—	6,563	11,952	(4,892)
Total available for sale	$149,250	$3,503	$6,563	$146,190	$(4,892)
Held to Maturity:
Residential mortgage-backed agencies	$38,742	$1,319	$—	$40,061	$—
Commercial mortgage-backed agencies	11,829	674	—	12,503	—
Collateralized mortgage obligations	2,645	176	—	2,821	—
Obligations of states and political subdivisions	20,759	4,558	—	25,317	—
Total held to maturity	$73,975	$6,727	$—	$80,702	$—
December 31, 2019
Available for Sale:
U.S. government agencies	$39,987	$—	$93	$39,894	$—
Residential mortgage-backed agencies	4,917	—	17	4,900	—
Commercial mortgage-backed agencies	27,634	222	92	27,764	—
Collateralized mortgage obligations	29,903	129	109	29,923	—
Obligations of states and political subdivisions	14,124	346	—	14,470	—
Collateralized debt obligations	18,443	—	4,089	14,354	(2,835)
Total available for sale	$135,008	$697	$4,400	$131,305	$(2,835)
Held to Maturity:
U.S. government agencies	$16,164	$659	$—	$16,823	$—
Residential mortgage-backed agencies	42,939	469	155	43,253	—
Commercial mortgage-backed agencies	15,521	344	—	15,865	—
Collateralized mortgage obligations	3,140	3	—	3,143	—
Obligations of states and political subdivisions	16,215	5,357	—	21,572	—
Total held to maturity	$93,979	$6,832	$155	$100,656	$—

Proceeds from sales of available for sale securities and the realized gains and losses were as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Proceeds	$1,080	$5,378	$1,080	$5,378
Realized gains	47	73	47	73
Realized losses	—	73	—	67

The following table shows the Corporation’s investment securities with gross unrealized losses and fair values at June 30, 2020 and December 31, 2019, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrealized Losses	Number of Investments	Fair Value	Unrealized Losses	Number of Investments
June 30, 2020
Available for Sale:
Collateralized debt obligations	$—	$—	—	$11,952	$6,563	9
Total available for sale	$—	$—	—	$11,952	$6,563	9
December 31, 2019
Available for Sale:
U.S. government agencies	$24,907	$80	3	$14,987	$13	3
Residential mortgage-backed agencies	4,900	17	1	—	—	—
Commercial mortgage-backed agencies	4,623	37	2	5,793	55	3
Collateralized mortgage obligations	—	—	—	35,472	109	1
Collateralized debt obligations	—	—	—	14,354	4,089	9
Total available for sale	$34,430	$134	6	$70,606	$4,266	16
Held to Maturity:
Residential mortgage-backed agencies	$2,722	$6	3	$9,486	$149	12
Total held to maturity	$2,722	$6	3	$9,486	$149	12

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

Management believes that the valuation of certain securities is a critical accounting policy that requires significant estimates in preparation of the Corporation’s consolidated financial statements. Management utilizes an independent third party to prepare both the impairment valuations and fair value determinations for the Corporation’s collateralized debt obligation (“CDO”) portfolio consisting of pooled trust preferred securities. See Note 8 for a discussion of the methodology used by management to determine the fair values of these securities. Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that there were no securities that had credit-related non-cash OTTI charges during the first six months of 2020 or 2019.

The Corporation does not believe that the investment securities that were in an unrealized loss position at June 30, 2020 represent other-than-temporary impairment. The Corporation does not intend to sell, nor is it anticipated that the Corporation would be required to sell, any of its impaired investment securities at a loss.

The following tables present a cumulative roll-forward of the amount of non-cash OTTI charges related to credit losses which have been recognized in earnings for the trust preferred securities in the CDO portfolio held and not intended to be sold for the six and three month periods ended June 30, 2020 and 2019:

	Six Months Ended
	June 30,
(in thousands)	2020	2019
Balance of credit-related OTTI at January 1	$2,446	$2,646
Reduction for increases in cash flows expected to be collected	(101)	(99)
Balance of credit-related OTTI at June 30	$2,345	$2,547

	Three Months Ended
	June 30,
(in thousands)	2020	2019
Balance of credit-related OTTI at April 1	$2,396	$2,597
Reduction for increases in cash flows expected to be collected	(51)	(50)
Balance of credit-related OTTI at June 30	$2,345	$2,547

The amortized cost and estimated fair value of securities by contractual maturity at June 30, 2020 are shown in the following table. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2020
(in thousands)	Amortized Cost	Fair Value
Contractual Maturity
Available for Sale:
Due after one year through five years	$4,441	$4,544
Due after five years through ten years	34,830	35,747
Due after ten years	38,323	32,162
	77,594	72,453
Residential mortgage-backed agencies	18,472	18,776
Commercial mortgage-backed agencies	27,949	29,143
Collateralized mortgage obligations	25,235	25,818
Total available for sale	$149,250	$146,190
Held to Maturity:
Due after ten years	$20,759	$25,317
Residential mortgage-backed agencies	38,742	40,061
Commercial mortgage-backed agencies	11,829	12,503
Collateralized mortgage obligations	2,645	2,821
Total held to maturity	$73,975	$80,702

Note 6 – Loans and Related Allowance for Loan Losses

The following table summarizes the primary segments of the loan portfolio at June 30, 2020 and December 31, 2019:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
June 30, 2020
Individually evaluated for impairment	$3,429	$8,934	$18	$2,908	$34	$15,323
Collectively evaluated for impairment	$336,885	$117,404	$272,168	$409,570	$35,590	$1,171,617
Total loans	$340,314	$126,338	$272,186	$412,478	$35,624	$1,186,940
December 31, 2019
Individually evaluated for impairment	$3,179	$8,570	$30	$3,391	$4	$15,174
Collectively evaluated for impairment	$332,325	$109,320	$122,322	$435,033	$36,195	$1,035,195
Total loans	$335,504	$117,890	$122,352	$438,424	$36,199	$1,050,369

The increase in the commercial and industrial portfolio in the table above includes $144.4 million of PPP loans which are 100% guaranteed by the SBA and no allowance for loan loss (“ALL”) has been assigned to them.

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention and Substandard within the internal risk rating system at June 30, 2020 and December 31, 2019:

(in thousands)	Pass	Special Mention	Substandard	Total
June 30, 2020
Commercial real estate
Non owner-occupied	$166,113	$2,729	$1,795	$170,637
All other CRE	160,551	3,390	5,736	169,677
Acquisition and development
1-4 family residential construction	19,618	—	—	19,618
All other A&D	98,178	18	8,524	106,720
Commercial and industrial	257,472	1,867	12,847	272,186
Residential mortgage
Residential mortgage - term	340,392	154	7,296	347,842
Residential mortgage - home equity	63,657	136	843	64,636
Consumer	35,472	3	149	35,624
Total	$1,141,453	$8,297	$37,190	$1,186,940
December 31, 2019
Commercial real estate
Non owner-occupied	$164,584	$2,765	$1,864	$169,213
All other CRE	157,407	6,556	2,328	166,291
Acquisition and development
1-4 family residential construction	10,781	—	—	10,781
All other A&D	98,823	18	8,268	107,109
Commercial and industrial	116,221	2,896	3,235	122,352
Residential mortgage
Residential mortgage - term	364,150	59	5,597	369,806
Residential mortgage - home equity	67,143	139	1,336	68,618
Consumer	36,047	4	148	36,199
Total	$1,015,156	$12,437	$22,776	$1,050,369

The increase of $14.4 million in the substandard category from December 31, 2019 to June 30, 2020 was primarily due to two large relationships in the “All other CRE” and “Commercial and Industrial” categories. These loans are current and well collateralized and are not considered impaired. They were classified as substandard due to a reduction in cash flows and a slight deterioration in the borrower’s balance sheet. The increase in the residential mortgage term is related to one large credit in this amount of $1.5 million.

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans at June 30, 2020 and December 31, 2019:

(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due and Accruing	Non- Accrual	Total Loans
June 30, 2020
Commercial real estate
Non owner-occupied	$170,620	$—	$—	$—	$—	$17	$170,637
All other CRE	168,721	—	—	—	—	956	169,677
Acquisition and development
1-4 family residential construction	19,618	—	—	—	—	—	19,618
All other A&D	98,270	—	11	—	11	8,439	106,720
Commercial and industrial	272,118	—	50	—	50	18	272,186
Residential mortgage
Residential mortgage - term	345,117	5	1,236	294	1,535	1,190	347,842
Residential mortgage - home equity	63,939	245	25	—	270	427	64,636
Consumer	35,450	92	45	3	140	34	35,624
Total	$1,173,853	$342	$1,367	$297	$2,006	$11,081	$1,186,940
December 31, 2019
Commercial real estate
Non owner-occupied	$169,180	$—	$—	$—	$—	$33	$169,213
All other CRE	165,289	—	355	—	355	647	166,291
Acquisition and development
1-4 family residential construction	10,781	—	—	—	—	—	10,781
All other A&D	98,916	—	—	135	135	8,058	107,109
Commercial and industrial	122,050	272	—	—	272	30	122,352
Residential mortgage
Residential mortgage - term	366,882	267	967	471	1,705	1,219	369,806
Residential mortgage - home equity	67,121	288	286	65	639	858	68,618
Consumer	35,834	261	46	54	361	4	36,199
Total	$1,036,053	$1,088	$1,654	$725	$3,467	$10,849	$1,050,369

The current status of commercial and industrial loans at June 30, 2020 includes $144.4 million of PPP loans.

Non-accrual loans totaled $11.1 million at June 30, 2020, compared to $10.8 million at December 31, 2019. The increase in non-accrual balances at June 30, 2020 was primarily related to one new commercial real estate (“CRE”) loan of $0.2 million. Management continues to monitor the $8.2 million acquisition and development participation loan that was added to non-accrual loans in the first quarter of 2019.  This loan is serviced by another lender and is now in the foreclosure process and progress has been delayed due to COVID-19.   The anticipated foreclosure date has been tentatively set for September 2020.    Management believes that the specific allocation for this loan of $2.3 million at June 30, 2020 is adequate based upon an appraisal obtained in the second quarter of 2019.  Discussions are currently underway for the sale of a parcel of acreage within the development. Obtaining a new appraisal is planned to be concurrent with the transfer of the collateral to Other Real Estate Owned (“OREO”).

Non-accrual loans that have been subject to partial charge-offs totaled $0.2 million at June 30, 2020 and at December 31, 2019. Loans secured by 1-4 family residential real estate properties in the process of foreclosure were $0.2 million and $0.1 million at June 30, 2020 and December 31, 2019, respectively. All foreclosure and repossession activity has been temporarily suspended by the State as a result of COVID-19. As a percentage of the loan portfolio, accruing loans past due 30 days or more decreased to 0.17%, including PPP loans, or 0.19% excluding PPP compared to 0.46% at June 30, 2019.

The following table summarizes the primary segments of the ALL at June 30, 2020 and December 31, 2019, segregated by the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
June 30, 2020
Individually evaluated for impairment	$6	$2,321	$1	$29	$2	$—	$2,359
Collectively evaluated for impairment	$4,521	$2,177	$1,996	$5,077	$384	$500	$14,655
Total ALL	$4,527	$4,498	$1,997	$5,106	$386	$500	$17,014
December 31, 2019
Individually evaluated for impairment	$9	$2,142	$—	$22	$—	$—	$2,173
Collectively evaluated for impairment	$2,873	$1,532	$1,341	$3,806	$312	$500	$10,364
Total ALL	$2,882	$3,674	$1,341	$3,828	$312	$500	$12,537

The evaluation of the need and amount of a specific allocation of the ALL and whether a loan can be removed from impairment status is made on a quarterly basis.

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required at June 30, 2020 and December 31, 2019:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
(in thousands)	Recorded Investment	Related Allowances	Recorded Investment	Recorded Investment	Unpaid Principal Balance
June 30, 2020
Commercial real estate
Non owner-occupied	$114	$6	$17	$131	$8,140
All other CRE	—	—	3,298	3,298	3,298
Acquisition and development
1-4 family residential construction	—	—	279	279	279
All other A&D	8,455	2,321	200	8,655	8,739
Commercial and industrial	18	1	—	18	2,246
Residential mortgage
Residential mortgage – term	846	29	1,592	2,438	2,614
Residential mortgage – home equity	—	—	470	470	484
Consumer	33	2	1	34	59
Total impaired loans	$9,466	$2,359	$5,857	$15,323	$25,859
December 31, 2019
Commercial real estate
Non owner-occupied	$116	$9	$33	$149	$8,224
All other CRE	—	—	3,030	3,030	3,030
Acquisition and development
1-4 family residential construction	—	—	291	291	291
All other A&D	8,219	2,142	60	8,279	8,340
Commercial and industrial	—	—	30	30	2,266
Residential mortgage
Residential mortgage – term	865	22	1,668	2,533	2,724
Residential mortgage – home equity	—	—	858	858	986
Consumer	—	—	4	4	4
Total impaired loans	$9,200	$2,173	$5,974	$15,174	$25,865

The following tables present the activity in the ALL for the six and three month periods ended June 30, 2020 and 2019:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
ALL balance at January 1, 2020	$2,882	$3,674	$1,341	$3,828	$312	$500	$12,537
Charge-offs	—	(31)	(232)	(98)	(223)	—	(584)
Recoveries	66	22	16	48	88	—	240
Provision	1,579	833	872	1,328	209	—	4,821
ALL balance at June 30, 2020	$4,527	$4,498	$1,997	$5,106	$386	$500	$17,014
ALL balance at January 1, 2019	$2,780	$1,721	$1,187	$4,544	$315	$500	$11,047
Charge-offs	—	(29)	(5)	(86)	(136)	—	(256)
Recoveries	30	111	76	195	91	—	503
Provision	(75)	1,491	(111)	(672)	49	—	682
ALL balance at June 30, 2019	$2,735	$3,294	$1,147	$3,981	$319	$500	$11,976

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
ALL balance at April 1, 2020	$3,816	$4,063	$1,682	$4,586	$365	$500	$15,012
Charge-offs	—	(16)	(131)	—	(91)	—	(238)
Recoveries	—	8	1	22	42	—	73
Provision	711	443	445	498	70	—	2,167
ALL balance at June 30, 2020	$4,527	$4,498	$1,997	$5,106	$386	$500	$17,014
ALL balance at April 1, 2019	$2,775	$2,338	$1,125	$4,497	$313	$500	$11,548
Charge-offs	—	—	(5)	(74)	(68)	—	(147)
Recoveries	1	99	25	87	30	—	242
Provision	(41)	857	2	(529)	44	—	333
ALL balance at June 30, 2019	$2,735	$3,294	$1,147	$3,981	$319	$500	$11,976

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

The following table presents the average recorded investment in impaired loans by class and related interest income recognized for the periods indicated:

	Six months ended			Six months ended
	June 30, 2020			June 30, 2019
(in thousands)	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis
Commercial real estate
Non owner-occupied	$138	$3	$—	$270	$6	$—
All other CRE	3,182	73	—	4,853	76	—
Acquisition and development
1-4 family residential construction	285	6	—	310	9	—
All other A&D	8,436	6	1	5,306	6	—
Commercial and industrial	16	—	—	24	—	—
Residential mortgage
Residential mortgage – term	2,477	43	—	3,261	53	10
Residential mortgage – home equity	709	—	3	854	—	2
Consumer	14	—	—	14	—	—
Total	$15,257	$131	$4	$14,892	$150	$12

	Three months ended			Three months ended
	June 30, 2020			June 30, 2019
(in thousands)	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis
Commercial real estate
Non owner-occupied	$132	$1	$—	$258	$3	$—
All other CRE	3,258	36	—	4,807	38	—
Acquisition and development
1-4 family residential construction	282	3	—	307	4	—
All other A&D	8,515	3	—	7,772	3	—
Commercial and industrial	9	—	—	27	—	—
Residential mortgage
Residential mortgage – term	2,450	21	—	2,941	25	2
Residential mortgage – home equity	634	—	3	925	—	2
Consumer	19	—	—	16	—	—
Total	$15,299	$64	$3	$17,053	$73	$4

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

There were 14 and 15 loans totaling $4.0 million and $4.2 million, respectively, that were classified as TDRs at June 30, 2020 and December 31, 2019, respectively. The following tables present the volume and recorded investment in TDRs at the times they were modified, by class and type of modification that occurred during the periods indicated:

	Temporary Rate Modification		Extension of Maturity		Modification of Payment and Other Terms
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Six months ended June 30, 2020
Commercial real estate
Non owner-occupied	—	$—	—	$—	—	$—
All other CRE	—	—	—	—	1	2,226
Acquisition and development
1-4 family residential construction	—	—	—	—	—	—
All other A&D	—	—	1	217	—	—
Commercial and industrial	—	—	—	—	—	—
Residential mortgage
Residential mortgage – term	1	46	1	230	2	245
Residential mortgage – home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	1	$46	2	$447	3	$2,471

	Temporary Rate Modification		Extension of Maturity		Modification of Payment and Other Terms
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Six months ended June 30, 2019
Commercial real estate
Non owner-occupied	—	$—	—	$—	—	$—
All other CRE	—	—	—	—	—	—
Acquisition and development
1-4 family residential construction	—	—	—	—	—	—
All other A&D	—	—	—	—	1	227
Commercial and industrial	—	—	—	—	—	—
Residential mortgage
Residential mortgage – term	—	—	—	—	1	243
Residential mortgage – home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	—	$—	—	$—	2	$470

During the six months ended June 30, 2020, there were no new TDRs but six existing TDRs that had reached their modification maturity dates were re-modified. These re-modifications did not impact the ALL. During the six months ended June 30, 2020, there were no payment defaults.

During the six months ended June 30, 2019, there were no new TDRs but two existing TDRs that had reached their modification maturity dates were re-modified. These re-modifications did not impact the ALL. During the six months ended June 30, 2019, there were no payment defaults.

	Temporary Rate Modification		Extension of Maturity		Modification of Payment and Other Terms
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Three months ended June 30, 2020
Commercial real estate
Non owner-occupied	—	$—	—	$—	—	$—
All other CRE	—	—	—	—	1	2,226
Acquisition and development
1-4 family residential construction	—	—	—	—	—	—
All other A&D	—	—	1	217	—	—
Commercial and industrial	—	—	—	—	—	—
Residential mortgage
Residential mortgage – term	1	46	1	230	2	245
Residential mortgage – home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	1	$46	2	$447	3	$2,471

During the three months ended June 30, 2020, there were no new TDRs but six existing TDRs that had reached their modification maturity dates were re-modified. These re-modifications did not impact the ALL. During the three months ended June 30, 2020, there were no payment defaults under TDRs.

During the three months ended June 30, 2019, there were no new TDRs, no modifications on existing TDRs and no payment defaults.

Note 7 - Other Real Estate Owned, net

The following table presents the components of OREO at June 30, 2020 and December 31, 2019:

(in thousands)	June 30, 2020	December 31, 2019
Commercial real estate	$2,256	$2,256
Acquisition and development	1,670	1,780
Residential mortgage	—	91
Total OREO, net	$3,926	$4,127

The following table presents the activity in the OREO valuation allowance for the six and three month periods ended June 30, 2020 and 2019:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Balance beginning of period	$1,790	$1,988	$1,780	$1,366
Fair value write-down	39	828	13	711
Sales of OREO	(95)	(803)	(59)	(64)
Balance at end of period	$1,734	$2,013	$1,734	$2,013

The following table presents the components of OREO expenses, net, for the six and three month periods ended June 30, 2020 and 2019:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Gains on real estate, net	$(21)	$(11)	$(11)	$19
Fair value write-down, net	39	828	13	711
Expenses, net	65	166	31	91
Rental and other income	(86)	(54)	(36)	(35)
Total OREO expense, net	$(3)	$929	$(3)	$786

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

Management believes that the Corporation’s valuation techniques are appropriate and consistent with the techniques used by other market participants. However, the use of different methodologies and assumptions could result in a different estimate of fair values at the reporting date. The valuation techniques used by the Corporation to measure, on a recurring basis and on a non-recurring basis, the fair value of assets as of June 30, 2020 are discussed in the paragraphs that follow.

Investments – The fair value of investments is determined using a market approach. As of June 30, 2020, the U.S. Government agencies, residential and commercial mortgage-backed securities, collateralized mortgage obligations, and state and political subdivisions bonds, excluding the tax increment financing (“TIF”) bonds, segments are classified as Level 2 within the valuation hierarchy. Their fair values were determined based upon market-corroborated inputs and valuation matrices, which were obtained through third party data service providers or securities brokers through which the Corporation has historically transacted both purchases and sales of investment securities. The TIF bonds are classified as Level 3 within the valuation hierarchy as they are not openly traded.

The collateralized debt obligation (“CDO”) segment, which consists of pooled trust preferred securities issued by banks, thrifts and insurance companies, is classified as Level 3 within the valuation hierarchy. At June 30, 2020, the Corporation owned nine trust preferred securities with an amortized cost of $18.5 million and a fair value of $12.0 million. As of June 30, 2020, the market for these securities is not active and the markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive, as few CDOs have been issued since 2007. There are currently very few market participants who are willing to effect transactions in these securities. The market values for these securities or any securities other than those issued or guaranteed by the U.S. Department of the Treasury are depressed relative to historical levels. Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue. Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (a) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at June 30, 2020, (b) an income valuation approach technique (i.e. present value) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than a market approach, and (c) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management utilizes on an independent third party to prepare both the evaluations of OTTI as well as the fair value determinations for its CDO portfolio. Management believes that the valuations are adequately reflected at June 30, 2020.

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

At June 30, 2020, there has been minimal impact on the trust preferred bonds, although there has been a significant effect on several asset classes in the equity and fixed income markets related to COVID-19. A review of assumptions, as they relate to the impact of COVID-19, will be on-going through the remainder of the year.

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

For Level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2020 and December 31, 2019, the significant unobservable inputs used in the fair value measurements were as follows:

(in thousands)	Fair Value at June 30, 2020	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:
Investment Securities – available for sale	$11,952	Discounted Cash Flow	Discount Rate	LIBOR+ 6.00%
Non-recurring:
Impaired Loans	$6,994	Market Comparable Properties	Marketability Discount	10.0% - 15.0% (1) (weighted avg 13.1%)
Other Real Estate Owned	$476	Market Comparable Properties	Marketability Discount	15.0%

(in thousands)	Fair Value at December 31, 2019	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:
Investment Securities – available for sale	$14,354	Discounted Cash Flow	Discount Rate	LIBOR+ 4.75%
Non-recurring:
Impaired Loans	$6,995	Market Comparable Properties	Marketability Discount	10.0% - 15.0% (1) (weighted avg 12.9%)
Other Real Estate Owned	$2,571	Market Comparable Properties	Marketability Discount	10.0% - 15.0% (1) (weighted avg 12.5%)

NOTE:

(1)Range would include discounts taken since appraisal and estimated values

For assets measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2020 and December 31, 2019 are as follows:

		Fair Value Measurements at June 30, 2020 Using
	Assets/(liabilities) Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	06/30/20	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$46,945		$46,945
Residential mortgage-backed agencies	$18,776		$18,776
Commercial mortgage-backed agencies	$29,143		$29,143
Collateralized mortgage obligations	$25,818		$25,818
Obligations of states and political subdivisions	$13,556		$13,556
Collateralized debt obligations	$11,952			$11,952
Loans held for sale	$6,283		$6,283
Financial derivatives	$(1,558)		$(1,558)
Non-recurring:
Impaired loans	$6,994			$6,994
Other real estate owned	$476			$476

		Fair Value Measurements at December 31, 2019 Using
	Assets/(liabilities) Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	12/31/19	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$39,894		$39,894
Residential mortgage-backed agencies	$4,900		$4,900
Commercial mortgage-backed agencies	$27,764		$27,764
Collateralized mortgage obligations	$29,923		$29,923
Obligations of states and political subdivisions	$14,470		$14,470
Collateralized debt obligations	$14,354			$14,354
Loans held for sale	$1,749		$1,749
Financial derivatives	$(133)		$(133)
Non-recurring:
Impaired loans	$6,995			$6,995
Other real estate owned	$2,571			$2,571

There were no transfers of assets between any of the fair value hierarchy for the six and three month periods ended June 30, 2020 or 2019.

The following tables show a reconciliation of the beginning and ending balances for fair valued assets measured on a recurring basis using Level 3 significant unobservable inputs for the six and three month periods ended June 30, 2020 and 2019:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale
Beginning balance January 1, 2020	$14,354
Total losses realized/unrealized:
Included in other comprehensive loss	(2,402)
Ending balance June 30, 2020	$11,952

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale
Beginning balance January 1, 2019	$15,277
Total losses realized/unrealized:
Included in other comprehensive income	(405)
Ending balance June 30, 2019	$14,872

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale
Beginning balance April 1, 2020	$12,380
Total losses realized/unrealized:
Included in other comprehensive income	(428)
Ending balance June 30, 2020	$11,952

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale
Beginning balance April 1, 2019	$15,152
Total losses realized/unrealized:
Included in other comprehensive income	(280)
Ending balance June 30, 2019	$14,872

There were no gains or losses included in earnings attributable to the change in realized/unrealized gains or losses related to the assets for the six and three month periods ended June 30, 2020 and 2019.

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

The following tables present fair value information about financial instruments, whether or not recognized in the Consolidated Statement of Financial Condition, for which it is practicable to estimate that value. The actual carrying amounts and estimated fair values of the Corporation’s financial instruments that are included in the Consolidated Statement of Financial Condition are as follows:

	June 30, 2020		Fair Value Measurements
	Carrying	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$114,513	$114,513	$114,513
Interest bearing deposits in banks	2,577	2,577	2,577
Investment securities - AFS	146,190	146,190		$134,238	$11,952
Investment securities - HTM	73,975	80,702		55,385	25,317
Restricted bank stock	4,468	4,468		4,468
Loans, net	1,166,220	1,176,909			1,176,909
Loans held for sale	6,283			6,283
Accrued interest receivable	5,789	5,789		5,789
Financial Liabilities:
Deposits - non-maturity	1,116,739	1,116,739		1,116,739
Deposits - time deposits	234,829	238,577		238,577
Financial derivatives	1,558	1,558		1,558
Short-term borrowed funds	36,001	36,001		36,001
Long-term borrowed funds	100,929	103,304		103,304
Accrued interest payable	470	470		470

	December 31, 2019		Fair Value Measurements
	Carrying	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$48,512	$48,512	$48,512
Interest bearing deposits in banks	1,467	1,467	1,467
Investment securities - AFS	131,305	131,305		$116,951	$14,354
Investment securities - HTM	93,979	100,656		79,084	21,572
Restricted bank stock	4,415	4,415		4,415
Loans, net	1,038,894	1,037,032			1,037,032
Loans held for sale	1,749			1,749
Accrued interest receivable	4,116	4,116		4,116
Financial Liabilities:
Deposits - non-maturity	888,141	888,141		888,141
Deposits - time deposits	253,890	256,227		256,227
Financial derivative	133	133		133
Short-term borrowed funds	48,728	48,728		48,728
Long-term borrowed funds	100,929	100,848		100,848
Accrued interest payable	499	499		499

Note 9 – Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive loss for the 12 months ended December 31, 2019, the three months ended March 31, 2020, and the three months ended June 30, 2020:

(in thousands)	Investment securities- with OTTI AFS	Investment securities- all other AFS	Investment securities- HTM	Cash Flow Hedge	Pension Plan	SERP	Total
Accumulated OCL, net:
Balance – January 1, 2019	$(1,899)	$(3,601)	$(1,131)	$773	$(18,017)	$(528)	$(24,403)
Other comprehensive income/(loss) before reclassifications	(497)	2,748	—	(858)	(3,189)	(730)	(2,526)
Amounts reclassified from accumulated other comprehensive loss	(146)	—	232	—	789	83	958
Balance – December 31, 2019	$(2,542)	$(853)	$(899)	$(85)	$(20,417)	$(1,175)	$(25,971)
Other comprehensive income/(loss) before reclassifications	(1,188)	1,384	—	(963)	(5,177)	—	(5,944)
Amounts reclassified from accumulated other comprehensive loss	(37)	—	53	—	262	34	312
Balance - March 31, 2020	$(3,767)	$531	$(846)	$(1,048)	$(25,332)	$(1,141)	$(31,603)
Other comprehensive income/(loss) before reclassifications	(244)	642	—	(81)	3,137	—	3,454
Amounts reclassified from accumulated other comprehensive loss	(37)	(34)	441	—	262	34	666
Balance - June 30, 2020	$(4,048)	$1,139	$(405)	$(1,129)	$(21,933)	$(1,107)	$(27,483)

The following tables present the components of other comprehensive income/(loss) for the six and three month periods ended

June 30, 2020 and 2019:

Components of Other Comprehensive Loss (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the six months ended June 30, 2020
Available for sale (AFS) securities with OTTI:
Unrealized holding losses	$(1,956)	$524	$(1,432)
Less: accretable yield recognized in income	101	(27)	74
Net unrealized losses on investments with OTTI	(2,057)	551	(1,506)
Available for sale securities – all other:
Unrealized holding gains	2,767	(741)	2,026
Less: gains recognized in income	47	(13)	34
Net unrealized gains on all other AFS securities	2,720	(728)	1,992
Held to maturity securities:
Unrealized holding gains	—	—	—
Less: gains recognized in income	60	(16)	44
Less: amortization recognized in income	(735)	197	(538)
Net unrealized gains on HTM securities	675	(181)	494
Cash flow hedges:
Unrealized holding losses	(1,425)	381	(1,044)
Pension Plan:
Unrealized net actuarial loss	(2,786)	746	(2,040)
Less: amortization of unrecognized loss	(716)	192	(524)
Net pension plan liability adjustment	(2,070)	554	(1,516)
SERP:
Unrealized net actuarial loss	—	—	—
Less: amortization of unrecognized loss	(94)	25	(69)
Less: amortization of prior service costs	1	—	1
Net SERP liability adjustment	93	(25)	68
Other comprehensive loss	$(2,064)	$552	$(1,512)

Components of Other Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the six months ended June 30, 2019
Available for sale (AFS) securities with OTTI:
Unrealized holding losses	$(276)	$75	$(201)
Less: accretable yield recognized in income	99	(26)	73
Net unrealized losses on investments with OTTI	(375)	101	(274)
Available for sale securities – all other:
Unrealized holding gains	3,405	(923)	2,482
Net unrealized gains on all other AFS securities	3,405	(923)	2,482
Held to maturity securities:
Unrealized holding gains	—	—	—
Less: amortization recognized in income	(161)	43	(118)
Net unrealized gains on HTM securities	161	(43)	118
Cash flow hedges:
Unrealized holding losses	(1,098)	297	(801)
Pension Plan:
Unrealized net actuarial gain	3,353	(909)	2,444
Less: amortization of unrecognized loss	(538)	146	(392)
Net pension plan liability adjustment	3,891	(1,055)	2,836
SERP:
Unrealized net actuarial loss	—	—	—
Less: amortization of unrecognized loss	(58)	15	(43)
Less: amortization of prior service costs	1	—	1
Net SERP liability adjustment	57	(15)	42
Other comprehensive income	$6,041	$(1,638)	$4,403

Components of Other Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the three months ended June 30, 2020
Available for sale (AFS) securities with OTTI:
Unrealized holding losses	$(333)	$89	$(244)
Less: accretable yield recognized in income	51	(14)	37
Net unrealized losses on investments with OTTI	(384)	103	(281)
Available for sale securities – all other:
Unrealized holding gains	877	(235)	642
Less: gains recognized in income	47	(13)	34
Net unrealized gains on all other AFS securities	830	(222)	608
Held to maturity securities:
Unrealized holding gains	—	—	—
Less: gains recognized in income	60	(16)	44
Less: amortization recognized in income	(662)	177	(485)
Net unrealized gains on HTM securities	602	(161)	441
Cash flow hedges:
Unrealized holding losses	(111)	30	(81)
Pension Plan:
Unrealized net actuarial gain	4,284	(1,147)	3,137
Less: amortization of unrecognized loss	(358)	96	(262)
Net pension plan liability adjustment	4,642	(1,243)	3,399
SERP:
Unrealized net actuarial loss	—	—	—
Less: amortization of unrecognized loss	(47)	13	(34)
Less: amortization of prior service costs	—	—	—
Net SERP liability adjustment	47	(13)	34
Other comprehensive income	$5,626	$(1,506)	$4,120

Components of Other Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the three months ended June 30, 2019
Available for sale (AFS) securities with OTTI:
Unrealized holding losses	$(216)	$59	$(157)
Less: accretable yield recognized in income	50	(13)	37
Net unrealized losses on investments with OTTI	(266)	72	(194)
Available for sale securities – all other:
Unrealized holding gains	2,169	(588)	1,581
Less: losses recognized in income	6	(2)	4
Net unrealized gains on all other AFS securities	2,163	(586)	1,577
Held to maturity securities:
Unrealized holding gains	—	—	—
Less: amortization recognized in income	(86)	23	(63)
Net unrealized gains on HTM securities	86	(23)	63
Cash flow hedges:
Unrealized holding losses	(666)	180	(486)
Pension Plan:
Unrealized net actuarial gain	701	(190)	511
Less: amortization of unrecognized loss	(269)	73	(196)
Net pension plan liability adjustment	970	(263)	707
SERP:
Less: amortization of unrecognized loss	(29)	8	(21)
Net SERP liability adjustment	29	(8)	21
Other comprehensive income	$2,316	$(628)	$1,688

The following table presents the details of amounts reclassified from accumulated other comprehensive loss for the six and three month periods ended June 30, 2020 and 2019:

Amounts Reclassified from	Six Months Ended
Accumulated Other Comprehensive Loss	June 30,		Affected Line Item in the Statement
(in thousands)	2020	2019	Where Net Income is Presented
Net unrealized losses on available for sale investment securities with OTTI:
Accretable yield	101	99	Interest income on taxable investment securities
Taxes	(27)	(26)	Provision for income tax expense
	$74	$73	Net of tax
Net unrealized gains on available for sale investment securities - all others:
Gains on sales	$47	$—	Net gains
Taxes	(13)	—	Provision for income tax expense
	$34	$—	Net of tax
Net unrealized gains on held to maturity securities:
Amortization	$(735)	$(161)	Interest income on taxable investment securities
Gains on calls	60	—	Net gains
Taxes	181	43	Provision for income tax expense
	$(494)	$(118)	Net of tax
Net pension plan liability adjustment:
Amortization of unrecognized loss	$(716)	$(538)	Other Expense
Taxes	192	146	Provision for income tax expense
	$(524)	$(392)	Net of tax
Net SERP liability adjustment:
Amortization of unrecognized loss	$(94)	$(58)	Other Expense
Amortization of prior service costs	1	1	Salaries and employee benefits
Taxes	25	15	Provision for income tax expense
	$(68)	$(42)	Net of tax
Total reclassifications for the period	$(978)	$(479)	Net of tax

Amounts Reclassified from	Three Months Ended
Accumulated Other Comprehensive Loss	June 30,		Affected Line Item in the Statement
(in thousands)	2020	2019	Where Net Income is Presented
Net unrealized losses on available for sale investment securities with OTTI:
Accretable Yield	$51	$50	Interest income on taxable investment securities
Taxes	(14)	(13)	Provision for income tax expense
	$37	$37	Net of tax
Net unrealized gains on available for sale investment securities - all others:
Gains on sales	$47	$6	Net gains
Taxes	(13)	(2)	Provision for income tax expense
	$34	$4	Net of tax
Net unrealized gains on held to maturity securities:
Amortization	$(662)	$(86)	Interest income on taxable investment securities
Gains on calls	60	—	Net gains
Taxes	161	23	Provision for income tax expense
	$(441)	$(63)	Net of tax
Net pension plan liability adjustment:
Amortization of unrecognized loss	$(358)	$(269)	Other expense
Taxes	96	73	Provision for income tax expense
	$(262)	$(196)	Net of tax
Net SERP liability adjustment:
Amortization of unrecognized loss	$(47)	$(29)	Other expense
Taxes	13	8	Provision for income tax expense
	$(34)	$(21)	Net of tax
Total reclassifications for the period	$(666)	$(239)	Net of tax

Note 10 – Borrowed Funds

The following is a summary of short-term borrowings with original maturities of less than one year:

(Dollars in thousands)	Six Months Ended June 30, 2020	Year Ended December 31, 2019
Securities sold under agreements to repurchase:
Outstanding at end of period	$36,001	$48,728
Weighted average interest rate at end of period	0.27%	0.23%
Maximum amount outstanding as of any month end	$45,604	$50,345
Average amount outstanding	$42,973	$39,778
Approximate weighted average rate during the period	0.23%	0.28%

At June 30, 2020, the repurchase agreements were secured by $61.4 million in investment securities issued by government related agencies. A minimum of 102% of fair value is pledged against account balances.

At June 30, 2020, the long-term advances from the Federal Home Loan Bank of Atlanta (“FLHB”) were secured by $228.1 million in loans.

Note 11 – Employee Benefit Plans

The following tables present the components of the net periodic pension plan cost for First United Corporation’s noncontributory Defined Benefit Pension Plan (the “Pension Plan”) and the Bank’s Defined Benefit Supplemental Executive Retirement Plan (“Defined Benefit SERP”) for the periods indicated:

Pension Plan	Six Months Ended		Three Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Service cost	$112	$133	$56	$66
Interest cost	813	874	406	437
Expected return on assets	(1,774)	(1,528)	(887)	(764)
Amortization of net actuarial loss	716	538	358	269
Net pension (credit)/expense included in employee benefits and other expense	$(133)	$17	$(67)	$8

Defined Benefit SERP	Six Months Ended		Three Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Service cost	$62	$47	$31	$23
Interest cost	134	165	67	83
Amortization of recognized loss	94	58	47	29
Amortization of prior service cost	(1)	(1)	—	—
Net Defined Benefit SERP expense included in employee benefits and other expense	$289	$269	$145	$135

The service cost component of net periodic benefit cost is included in salaries and benefits and all other components of net periodic benefit cost are included in other expense in the Consolidated Statement of Operations for the Corporation’s Pension and Defined Benefit SERP plans.

The Pension Plan is a noncontributory defined benefit pension plan that covers our employees who were hired prior to the freeze and others who were grandfathered into the plan. The benefits are based on years of service and the employees’ compensation during the last five years of employment. At June 30, 2020, the market value of the pension plan assets declined approximately $1.0 million as a result of the decline in the rate environment related to the COVID 19 pandemic.

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

The Corporation will assess the need for future annual contributions to the pension plan based upon its funded status and an evaluation of the future benefits to be provided thereunder. A contribution of $1.0 million was made to the Pension Plan during the first six months of 2020. The Corporation expects to fund the annual projected benefit payments for the Defined Benefit SERP from operations.

On January 9, 2015, First United Corporation and members of management who do not participate in the Defined Benefit SERP entered into participation agreements under the Deferred Compensation Plan, each styled as a Defined Contribution SERP Agreement

(the “Contribution Agreement”).  Pursuant to each Contribution Agreement, First United Corporation agreed, for each Plan Year (as defined in the Deferred Compensation Plan) in which it determines that it has been Profitable (as defined in the Contribution Agreement), to make a discretionary contribution to the participant’s Employer Account in an amount equal to 15% of the participant’s base salary level for such Plan Year, with the first Plan Year being the year ending December 31, 2015.  The Contribution Agreement provides that the participant will become 100% vested in the amount maintained in his or her Employer Account upon the earliest to occur of the following events: (a) Normal Retirement (as defined in the Contribution Agreement); (b)  Separation from Service (as defined in the Contribution Agreement) following a Change of Control (as defined in the Deferred Compensation Plan) and subsequent Triggering Event (as defined in the Contribution Agreement); (c) Separation from Service due to a Disability (as defined in the Contribution Agreement); (d) with respect to a particular award of Employer Contribution Credits, the participant’s completion of 2 consecutive Years of Service (as defined in the Contribution Agreement) immediately following the Plan Year for which such award was made; or (e) death.  Notwithstanding the foregoing, however, a participant will lose entitlement to the amount maintained in his or her Employer Account in the event employment is terminated for Cause (as defined in the Contribution Agreement).  In addition, the Contribution Agreement conditions entitlement to the amounts held in the Employer Account on the participant (1) refraining from engaging in Competitive Employment (as defined in the Contribution Agreement) for three years following his or her Separation from Service, (2) refraining from injurious disclosure of confidential information concerning the Corporation, and (3) remaining available, at the First United Corporation’s reasonable request, to provide at least six hours of transition services per month for 12 months following his or her Separation from Service (except in the case of death or Disability), except that only item (2) will apply in the event of a Separation from Service following a Change of Control and subsequent Triggering Event.

In January 2018, the Board approved discretionary contributions to four participants totaling $119,252. The contributions vested on December 31, 2019. In January 2019, the Board of Directors of First United Corporation approved discretionary contributions to four participants totaling $123,179. The Corporation recorded $24,014 and $37,576 of related compensation expense for the first six months of 2020 and 2019, respectively, related to these contributions. The Corporation recorded $12,007 and $18,788 of related compensation expense for the second quarters of 2020 and 2019, respectively, related to these contributions. In January 2020, the Board approved discretionary contributions to four participants totaling $126,058. The Corporation recorded $31,514 of related compensation for the first six months of 2020 and $15,757 for the second quarter of 2020 related to these contributions. Each of the above annual contributions has a two year vesting period.

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

Stock based awards were made to non employee directors in June 2020 pursuant to First United Corporation’s director compensation policy. Each director receives an annual retainer of 1,000 shares of First United Corporation common stock, plus $10,000 to be paid, at the director’s election, in cash or additional shares of common stock. In June 2020, a total of 13,160 fully vested shares of common stock were issued to directors, which had a grant date fair market value of $14.52 per share. Director stock compensation expense was $106,681 for the six months ended June 30, 2020 and $133,612 for the six months ended June 30, 2019. Director stock compensation expense was $39,698 for the three months ended June 30, 2020 and $66,894 for the three months ended June 30, 2019.

Restricted Stock Units

On March 26, 2020, pursuant to the recently adopted Long Term Incentive Plan (the "LTIP"), the Compensation Committee (the "Committee") of the Corporation granted RSUs to the Corporation's principal executive officer, its principal financial officer, and certain of its other executive officers. An RSU contemplates the issuance of shares of common stock of the Corporation if and when the RSU vests.

The RSUs granted to each of the foregoing officers consist of (a) a performance vesting award for a three-year performance period ending December 31, 2021, (b) a performance vesting award for a three year performance period ending December 31, 2022, and (c) a time-vesting award that will vest ratably over a three-year period beginning on March 26, 2021. Under the performance vesting RSUs, the officers will receive 50% of the target number of shares if at least one of the threshold performance levels is met, 100% of the target number of shares if at least one of the target performance levels is met, and 150% of the target number of shares if at least one of the maximum performance levels is met. Actual vesting amounts will be pro-rated between threshold and target levels and target and maximum levels to reward incremental improvement. For the performance period ending December 31, 2021, the RSUs' performance goal is based on earnings per share for the year ending December 31, 2021. For the performance period ending December 31, 2022, the RSUs' performance goals are based on earnings per share for the year ending December 31, 2022 and growth in tangible book value per share during the performance period. The threshold, target and maximum performance levels for these grants will be disclosed pursuant to Item 402 of Regulation S-K following the conclusion of the applicable performance period.

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

In the first quarter of 2020, RSUs relating to 25,004 shares of common stock (target level) were granted, which had a grant date fair market value of $12.54 per share of common stock underlying each RSU. Stock compensation expense was $62,484 for the first six months of 2020 and $31,242 for the second quarter of 2020. Compensation expense related to unvested units was $251,040.

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

In March 2016, the Corporation entered into four interest rate swap contracts totaling $30.0 million notional amount, hedging future cash flows associated with floating rate trust preferred debt. These contracts include a three year $5.0 million contract that matured on June 17, 2019, a five year $5.0 million contract that matures on March 17, 2021, a seven year $5.0 million contract that matures on March 17, 2023 and a 10 year $15.0 million contract that matures on March 17, 2026.

The fair value of the interest rate swap contracts was $(1.6) million and $(133) thousand at June 30, 2020 and December 31, 2019, respectively.

For the six months ended June 30, 2020, the Corporation recorded a decrease in the value of the derivatives of $1.4 million and the related deferred tax of $381 thousand in net accumulated other comprehensive loss to reflect the effective portion of cash flow hedges. ASC Subtopic 815-30 requires the net accumulated other comprehensive loss to be reclassified to earnings if the hedge becomes ineffective or is terminated. There was no hedge ineffectiveness recorded for the six months ended June 30, 2020. The Corporation does not expect any losses relating to these hedges to be reclassified into earnings within the next 12 months.

Interest rate swap agreements are entered into with counterparties that meet established credit standards and the Corporation believes that the credit risk inherent in these contracts is not significant as of June 30, 2020.

The table below discloses the impact of derivative financial instruments on the Corporation’s Consolidated Financial Statements for the six and three month periods ended June 30, 2020 and 2019.

Derivative in Cash Flow Hedging Relationships
(in thousands)	Amount of gain or (loss) recognized in OCI on derivative (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion) (a)	Amount of gain or (loss) recognized in income or derivative (ineffective portion and amount excluded from effectiveness testing) (b)
Interest rate contracts:
Six months ended:
June 30, 2020	$(1,044)	$—	$—
June 30, 2019	(801)	—	—
Three months ended:
June 30, 2020	$(81)	$—	$—
June 30, 2019	(486)	—	—

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

Securities Sold Under Agreements to Repurchase (“Repurchase Agreements”)

The Bank enters into agreements under which it sells interests in U.S. securities to certain customers subject to an obligation to repurchase, and on the part of the customers to resell, such interests. Under these arrangements, the Bank may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Bank to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing arrangements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Consolidated Statement of Financial Condition, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts. There is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. In addition, as the Bank does not enter into reverse repurchase agreements, there is no such offsetting to be done with the repurchase agreements. The right of setoff for a repurchase agreement resembles a secured borrowing, whereby the collateral would be used to settle the fair value of the repurchase agreement should the Bank be in default (i.e. fails to repurchase the U.S. securities on the maturity date of the agreement). The investment security collateral, maintained at 102% of the borrowing, is held by a third party financial institution in the counterparty’s custodial account.

The following table presents the assets and liabilities subject to an enforceable master netting arrangement or repurchase agreements at June 30, 2020 and December 31, 2019.

				Gross Amounts Not Offset in the Statement of Condition
(in thousands)	Gross Amounts of Recognized (Assets)/ Liabilities	Gross Amounts Offset in the Statement of Condition	Net Amounts of (Assets)/ Liabilities Presented in the Statement of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
June 30, 2020
Interest Rate Swap Agreements	$1,558	$—	$1,558	$(1,558)	$—	$—
Repurchase Agreements	$36,001	$—	$36,001	$(36,001)	$—	$—
December 31, 2019
Interest Rate Swap Agreements	$133	$—	$133	$(133)	$—	$—
Repurchase Agreements	$48,728	$—	$48,728	$(48,728)	$—	$—

Note 15 - Goodwill

Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Other provides guidance with respect to goodwill.  Under this guidance, goodwill is not amortized but shall be tested at least annually for impairment at a level of accounting referred to as a reporting unit. The Corporation is considered the sole reporting unit. Goodwill of a reporting unit shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Impairment of goodwill is the condition that exists when the carrying amount of a reporting unit that includes goodwill exceeds its fair value. A goodwill impairment loss is recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit.

An entity may assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If, after assessing the totality of events or circumstances qualitatively, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the entity shall perform a quantitative goodwill impairment test. However, if, after assessing the totality of events or circumstances qualitatively, an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the quantitative goodwill impairment test is unnecessary.

Management notes that the emergence of COVID-19 as a global pandemic during the first half of 2020 has resulted in significant deterioration in general economic conditions and has caused a deterioration in the environment in which the Corporation operates. This uncertainty has resulted in a significant decrease in the Corporation’s stock price, as well as the banking industry in general.  Based on the totality of the circumstances and the impact of the economic conditions on the stock price, the events more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. As such, a quantitative analysis of the fair value of the Corporation as of June 30, 2020 was performed.  The results of the quantitative analysis, performed by an independent third party, determined fair value exceeded carrying value and, therefore, management has concluded there is no impairment at June 30, 2020. Management will continue to monitor the goodwill throughout the remainder of 2020.

Note 16 – Adoption of New Accounting Standards and Effects of New Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  ASU 2016-13 introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments.  It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchases financial assets with credit deterioration since their origination.  The new model referred to as current expected credit losses (“CECL”) model, will apply to: (a) financial assets subject to credit losses and measured at amortized cost; and (b) certain off-balance sheet credit exposures.  This includes loans, held to maturity debt securities, loan commitments, financial guarantees and net investments in leases as well as reinsurance and trade receivables.  The estimate of expected credit losses should consider historical information, current information, and supportable forecasts, including estimates of prepayments. ASU 2016-13 was originally effective for SEC filers for annual periods beginning after December 15, 2019, and interim periods within those annual periods.  In November 2019, the FASB approved a delay of the required implementation date of ASU No. 2016-13 for smaller reporting companies, as defined by the Securities and Exchange Commission, including the Corporation, resulting in a required implementation date for the Corporation of January 1, 2023.

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

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995.  Forward-looking statements do not represent historical facts, but are statements about management's beliefs, plans and objectives about the future, as well as its assumptions and judgments concerning such beliefs, plans and objectives.  These statements are evidenced by terms such as "anticipate," "estimate," "should," "expect," "believe," "intend," and similar expressions.  Although these statements reflect management's good faith beliefs and projections, they are not guarantees of future performance and they may not prove true.  The beliefs, plans and objectives on which forward-looking statements are based involve risks and uncertainties that could cause actual results to differ materially from those addressed in the forward-looking statements.  For a discussion of these risks and uncertainties, see the section of the periodic reports that First United Corporation files with the Securities and Exchange Commission entitled "Risk Factors", including the risk factor set forth in First United Corporation’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2019 entitled, “The outbreak of the recent coronavirus (‘COVID-19’), or an outbreak of another highly infectious or contagious disease, could adversely affect the Corporation’s business, financial condition and results of operations.” and any updates thereto that might be contained in subsequent reports filed by First United Corporation.  The risks and uncertainties associated with the COVID-19 pandemic and its impact on the Corporation will depend on, among other things, the length of time that the pandemic continues; the duration of the potential imposition of further restrictions on travel in the future; the effect of the pandemic on the global, national, and local economies and on the businesses of our borrowers and their ability to make payments on their obligations; the remedial actions and stimulus measures adopted by federal, state, and local governments; and the inability of employees to work due to illness, quarantine, or government mandates.

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

At June 30, 2020, the Corporation’s total assets were $1.6 billion, net loans were $1.2 billion, and deposits were $1.4 billion. Shareholders’ equity at June 30, 2020 was $124.5 million.

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

Goodwill

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles - Goodwill and Other, provides guidance on the accounting and reporting of goodwill subsequent to its acquisition. The $11.0 million recorded as goodwill at June 30, 2020 is primarily related to the 2003 acquisition of certain branches.

Goodwill is not amortized but shall be tested at least annually for impairment at a level of accounting referred to as a reporting unit. The Corporation is considered the sole reporting unit. Goodwill of a reporting unit shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Impairment of goodwill is the condition that exists when the carrying amount of a reporting unit that includes goodwill exceeds its fair value. A goodwill impairment loss is recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit.   An entity may assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If, after assessing the totality of events or circumstances qualitatively, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the entity shall perform the quantitative goodwill impairment test. However, if, after assessing the totality of events or circumstances qualitatively, an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the quantitative goodwill impairment test is unnecessary.

The Corporation performs its annual goodwill assessment each December. However, management notes that the emergence of COVID-19 as a global pandemic during the first half of 2020 has resulted in significant deterioration in the general economic conditions and has caused a deterioration in the environment in which the Corporation operates.  The reduction in interest rates and the resultant impact to margin, the impact of full and partial closures on business clients leading to loss of jobs for consumers and reduced cash flow for businesses, the execution of PPP loans and modifications, and the inflow of deposits as customers flock to safety are all signs indicative of the economic and industry stress.  While the Corporation’s core income has remained strong year to date due to PPP fees, mortgage banking and steady net interest income, the provision expense has increased as the risk inherent in the loan portfolio has been recognized through changing qualitative factors. The full impact to earnings in the banking industry and to the Corporation specifically, remains uncertain as there have been a multitude of government plans implemented during the second quarter of 2020 aimed at providing financial assistance to businesses.  However, the stock price for the Corporation, as well as stock prices of its peers, has been negatively impacted.   Based on the totality of the circumstances and the impact of the economic conditions on the stock price, management concluded that it is more likely than not that the fair value of a reporting unit is less than its carrying amount and engaged an independent third party to perform the quantitative analysis of comparing the fair value of the Corporation to its carrying value, including goodwill. The results of that analysis determined that fair value exceeded carrying value and, therefore, management has concluded there is no impairment at June 30, 2020. Management will continue to monitor for potential impairment throughout the remainder of 2020.

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

Other-Than-Temporary Impairment of Investment Securities

Management systematically evaluates securities for impairment on a quarterly basis. Based upon application of accounting guidance for subsequent measurement in ASC Topic 320, Investments – Debt and Equity Securities (Section 320-10-35), management assesses whether (a) the Corporation has the intent to sell a security being evaluated and (b) it is more likely than not that the Corporation will be required to sell the security prior to the anticipated recovery of any decline in fair value. If neither applies, then any decline in the fair value below the security’s cost that is considered an other-than-temporary decline is split into two components. The first is the loss attributable to declining credit quality. Credit losses are recognized in earnings as realized losses in the period in which the impairment determination is made. The second component consists of all other losses, which are recognized in other comprehensive loss. In estimating OTTI losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) adverse conditions specifically related to the security, an industry, or a geographic area, (3) the historic and implied volatility of the fair value of the security, (4) changes in the rating of the security by a rating agency, (5) recoveries or additional declines in fair value subsequent to the balance sheet date, (6) failure of the issuer of the security to make scheduled interest or principal payments, and (7) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future. Management also monitors cash flow projections for securities that are considered beneficial interests under the guidance of ASC Subtopic 325-40, Investments – Other – Beneficial Interests in Securitized Financial Assets, (ASC Section 325-40-35). This process is described more fully in the Investment Securities section of the Financial Condition section located elsewhere in this MD&A.

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

Response to COVID-19

Protecting the health, safety, and financial well-being of our associates and customers was and continues to be our goal as we quickly adapted to COVID-19.

The following actions were implemented from our well-designed and tested Business Continuity Plan:

•Notified our shareholders and customers in early March as to our enhanced measures to protect our associates and customers

•Suspended all business travel, reduced all face to face meetings with outside vendors and customers, and requested all associates postpone personal travel outside of their market areas

oImplemented self-quarantine measures for associates who travel outside the market areas

•Implemented plans in mid-March for all eligible associates to work remotely via our Virtual Private Network (“VPN”); utilized Skype and Microsoft teams for internal communication

oContinue to have approximately 80% of the workforce working remotely

•Implemented a Pandemic Pay Policy for associates who are unable to work for COVID-19 related reasons, including those who need to care for family members and school children

•Increased cleaning and disinfecting services in all physical locations

•On March 19, communicated the closure of our branch lobbies and promoted the use of drive up facilities as well as our robust digital banking platform

•During the second quarter, we implemented a phased in approach to face to face meetings by appointment to ensure limited number of customers inside the offices.

•Regular and up-to-date communication:

oDaily COVID-19 update calls with internal Pandemic Team

oDaily emails to all associates with international, national and state specific updates

oRegularly updated website with helpful links to keep our customers well-informed at www.mybank.com

•Relieved the financial pressure for customers:

oWaived certificates of deposit early withdrawal penalties and overdraft fees, on a case by case basis, for non-sufficient funds

oTemporarily waived positive pay/Treasury Management fees for new customer signup for fraud prevention

oImplemented loan modifications and deferral programs for eligible consumer and commercial loan customers experiencing hardships; See Note 2 for more details

oTemporarily suspended repossession and foreclosure activity

oRelentlessly processed applications to provide access to our community-oriented business owners for the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”)

Paycheck Protection Program

The U.S. Government’s Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) established the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) which provides small businesses with resources to maintain payroll, hire back employees who may have been laid off, and to cover applicable overhead expenses. We acted expeditiously to prepare our associates so they could guide our customers on the proper procedures necessary to enable them to take advantage of this program. We developed an SBA PPP specific information site within our website that provided detailed information, links and materials for eligible customers to access. Internally, we reallocated resources to review, process and data enter customer applications, working tirelessly over extended hours to provide access to as many local business owners as possible. As of July 31, 2020, we have funded 1,176 loan applications for approximately $145.9 million. Approximately 78% of the loans were under $100,000 in size and approximately 70% of the businesses receiving the loans employed less than 10 employees. We continued to provide access to the PPP and process applications through August 8, 2020, so that we could assist as many small business owners in our markets as possible. These loans are 100% guaranteed by the SBA, have up to a two or five year maturity, provide for a six month deferral period, and have an interest rate of 1%. These loans may be forgiven, in whole or in part, by the SBA if the borrower meets certain conditions, including by using at least 60% of the loan proceeds for payroll costs. The SBA also established processing fees from 1% to 5%, depending on the loan amount. We anticipate receiving approximately $3.5 million in deferred loan fees.

In April 2020, the Bank established eligibility to participate in the Paycheck Protection Program Liquidity Facility (“PPPLF”) which was established by Congress and administered by the Federal Reserve Bank. This facility uses the SBA guaranteed PPP loans as collateral, offering 100% collateral coverage with no recourse to the Bank. First United’s Board of Directors (the “Board”) and management feel it is prudent to maintain our existing liquidity facilities available for our contingency funding plan given the current economic conditions. The majority of the PPP loan disbursements have been to internal, non-interest-bearing accounts awaiting use by borrowers. As a result, we have not yet accessed the PPPLF, but are prepared to utilize the fund when management determines the timing is appropriate.

During the second quarter, the Bank was approved to participate in the Main Street Lending Program established by the Federal Reserve. This program supports lending to small and medium-sized businesses and non-profit organizations that were in sound financial condition before the onset of the COVID-19 pandemic.

Liquidity Sources

Management has reviewed its Liquidity Contingency Funding Plan in preparation of funding needs as it relates to the COVID-19 pandemic. As of June 30, 2020, the Corporation had approximately $145.0 million in unsecured lines of credit with its correspondent banks, $1.1 million with the Federal Reserve Discount Window, and approximately $158.1 million of secured borrowings with the Federal Home Loan Bank of Atlanta (“FHLB”). Additionally, the Corporation has access to the brokered certificates of deposit market.

As noted above, the Corporation is eligible to access the PPPLF when it is deemed appropriate.

Capital

The Corporation’s and the Bank’s capital ratios are strong, and both institutions are considered to be well-capitalized by applicable regulatory measures.

SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data for the six month periods ended June 30, 2020 and 2019 and is qualified in its entirety by the detailed information and unaudited financial statements, including the notes thereto, included elsewhere in this quarterly report.

	As of or for the six months ended
	June 30,
	2020	2019
Per Share Data
Basic net income per common share	$0.62	$0.81
Diluted net income per common share	$0.62	$0.81
Basic book value per common share	$17.82	$17.75
Diluted book value per common share	$17.81	$17.75
Significant Ratios
Return on Average Assets (a)	0.57%	0.82%
Return on Average Equity (a)	6.97%	9.39%
Average Equity to Average Assets	8.15%	8.74%

Note: (a) Annualized

RESULTS OF OPERATIONS

Overview

Consolidated net income was $4.3 million for the six months ended June 30, 2020 compared to $5.8 million for the six months ended June 30, 2019. Basic and diluted net income per share for the first six months of 2020 were both $0.62, compared to basic and diluted net income per share of $0.81 for the same period of 2019, a 23% decrease. The decrease in earnings was primarily due to an increase in the provision for loan losses of $4.1 million, offset by an increase in net interest income of $1.7 million, a decrease in income tax expense of $0.4 million, and an increase of $0.6 million in other operating income and gains. The increase in provision expense for the first six months of 2020 was driven by the uncertainty of the economic environment related to the COVID-19 health crisis. While we believe that our borrowers, both consumer and commercial, will be negatively impacted, the full extent of this impact remains uncertain. Accordingly, we believe it was prudent to adjust qualitative factors to increase our provision expense to account for the uncertainty of the economic conditions and the inherent effects on our loan portfolio. Of the $4.8 million expense for the first six months, $4.4 million is related to qualitative factor adjustments and $0.4 million is related to loan growth in our commercial portfolio. The net interest margin, on a fully taxable equivalent (“FTE”) basis, declined for the six months ended June 30, 2020 to 3.61% compared to 3.70% at June 30, 2019. Excluding the impact of PPP average loan balances of approximately $58.7 million, the net interest margin would have increased slightly to 3.77%.

The provision for loan losses was $4.8 million for the six month period ended June 30, 2020 and $0.7 million for the six month period ended June 30, 2019. The increase in provision expense for the first six months of 2020 was due to the uncertainty of the economic environment related to the COVID-19 health crisis. Of the $4.8 million expense for the six months ended June 30, 2020, $4.4 million is related to qualitative factor adjustments and $0.4 million is related to a change in mix of loans at higher reserve factors.

Net interest income, on a non-GAAP, FTE basis, increased $1.7 million (7.3%) during the six months ended June 30, 2020 when compared to the six months ended June 30, 2019 due to a $1.2 million (4.3%) increase in interest income. Interest expense remained stable when comparing the second quarter of 2020 to the second quarter of 2019, despite an increase in average balances of approximately $67 million. The net interest margin for the six months ended June 30, 2020 was 3.61%, compared to 3.70% for the six months ended June 30, 2019, decreasing only 9 basis points despite a 2.25% drop in the Fed Funds rates year over year. Comparing the six months ended June 30, 2020 to the same period of 2019, the increase in interest income was due to a $1.6 million increase in interest and fees on loans. The increase in interest and fees on loans was due primarily to an increase in average balances of $97.9 million related to the PPP loans. The rate earned on the loan portfolio decreased by 18 basis points, as a result of the significant decline in the rate environment over the past year. The average balance of the investment portfolio decreased by $8.3 million due primarily to calls in the portfolio. The rate earned decreased by 11 basis points due to the calls as well as the reduced rate on the adjustable rate trust preferred CDO portfolio. Excess cash balances attributable to deposit growth were invested at the lower Fed Funds rate, which negatively offset interest income for the six months ended June 30, 2020.

Interest expense on our interest-bearing liabilities decreased during the six months ended June 30, 2020 when compared to the same period of 2019 due to continued rate reductions on our deposit products in response to the declining rate environment, particularly our money market products. The average balance of money market accounts increased $41.0 million during the six months ended 2020 when compared to the same period of 2019 while the rate on these accounts decreased by 26 basis points. With approximately 83% of our deposit portfolio adjustable, we can respond quickly to declining rates. Average growth of $88.2 million in our non-interest bearing accounts allowed us to continually control our cost of deposits. Most of the increase in average deposit balances during the six months ended June 30, 2020 was attributable to the PPP loans.

Other operating income, including gains, increased $0.6 million for the six months ended June 30, 2020 when compared to the same period of 2019. The increase was primarily attributable to the $0.7 million increase in net gains offset by a $0.1 million decline in service charge income, primarily non-sufficient funds (“NSF”) income as the consumer and business overdraft activity decreased in the second quarter of 2020 due to reduced consumer spending as well as the receipt of stimulus and PPP funding. Net gains increased when comparing the second quarter of 2020 to the second quarter of 2019 as a result of increased fees on sales of loans related to the high volume of mortgage refinancing activity at historically low rates. Trust and brokerage income remained stable. Debit card income remained flat for the six months ended June 30, 2020 when compared to the same period of 2019 despite reduced consumer spending.

Other operating expenses remained stable for the six months ended June 30, 2020 when compared to the same period of 2019. Salaries and benefits decreased $1.5 million primarily due to the salary costs associated with the origination of the PPP loans as well as the reduced headcount as a result of the voluntary separation program implemented in the fourth quarter of 2019 and reduced life and health insurance costs. These reductions offset the annual merit increases awarded to our associates in April 2019. Federal Deposit Insurance Corporation premiums decreased $0.1 million during the first six months of 2020 when compared to the same period of 2019 due to credits received on quarterly assessments. Equipment, occupancy and technology expenses for the first six months of 2020 increased $0.1 million when compared to the same period of 2019 due to a credit received from our core processor associated with discontinued services. Professional services for the six months ended June 30, 2020 increased $1.4 million when compared to the same period of 2019 as a result of increased legal and professional expenses due to additional costs related to the 2020 annual meeting of shareholders and the related proxy contest, most of which are non-recurring. Investor relations expenses for the six months ended June 30, 2020 increased $1.0 million when compared to the same period of 2019, also due to the additional expenses from the proxy contest. Other real estate owned (“OREO”) expenses for the first six months of 2020 decreased $0.9 million when compared to the same period of 2019 due to valuation allowance write-downs in 2019. Increased marketing, consulting, fraud expenses and Visa processing fees, were offset by reductions in schools and seminars, contributions, dues and licenses, office supplies, mileage, contract labor, business related meals and other employee benefits expenses.

Consolidated net income was $2.6 million for both the second quarter of 2020 and the second quarter of 2019. Basic and diluted net income per common share for the second quarters of 2020 and 2019 were both $0.37. Net interest income increased by $1.1 million when comparing the second quarter of 2020 to the second quarter of 2019. The increase in net interest income and the decrease in interest expense offset the increase in provision expense when comparing the second quarters of 2020 and 2019. The increase in provision expense for the second quarter of 2020 was due to an increase in qualitative factors as noted above. Other operating income for the second quarter of 2020 decreased slightly when compared to the same period of 2019. The decline in the economy negatively impacted the market value of the assets under management in our wealth division which resulted in decreased revenue for the second quarter of 2020. Service charge income, particularly NSF income, declined as a result of significantly reduced overdraft activity.

Management believes this reduction was in part due to the stay-at-home mandates and the supplemental unemployment payments consumers received during the quarter. Net gains increased when comparing the second quarter of 2020 to the second quarter of 2019 as a result of increased loans sold to the secondary market related to the high volume of refinancing activity at historically low rates. Other operating expenses decreased by $0.3 million when comparing the second quarter of 2020 to the second quarter of 2019. This decrease was due to the decrease in salaries and benefits related to the salary costs associated with the origination of PPP loans offset by an increase in professional services and investor relations expenses attributable to the 2020 annual meeting of shareholders and the related proxy contest, offset by continued cost control throughout the company and decreased OREO related expenses due to valuation allowance write-downs in the second quarter of 2019. The net interest margin for the second quarter of 2020 and the second quarter of 2019, on an FTE basis, was 3.53% and 3.68%, respectively. Excluding the impact of PPP average loan balances of approximately $117.4 million, our net interest margin would have been 3.83% for the second quarter of 2020. We were able to mitigate the reduction in rates on the earning assets by continued rate reductions on the deposits during the quarter.

The provision for loan losses was $2.2 million for the second quarter of 2020 and $0.3 for the second quarter of 2019. Specific allocations have been made for impaired loans where management has determined that the collateral supporting the loans is not adequate to cover the loan balance, and the qualitative factors affecting the ALL have been adjusted based on the current economic environment and the characteristics of the loan portfolio. The increase in provision expense for the second quarter of 2020 was due to the uncertainty of the economic environment related to the COVID-19 health crisis. Of the $2.2 million expense for the quarter ended June 30, 2020, $2.0 million is related to qualitative factor adjustments and $0.2 million is related to a change in mix of loans at higher reserve factors.

Net interest income, on an FTE basis, increased $1.1 million (9.8%) during the second quarter of 2020 over the same period in 2019 due to a $0.7 million (4.9%) increase in interest income combined with a decrease of $0.4 million (15.1%) in interest expense. The net interest margin for the second quarter of 2020 was 3.53%, compared to 3.68% for the second quarter of 2019. As noted above, the participation in the PPP loan program negatively impacted our margin during the second quarter. Excluding the impact of PPP average loan balances of approximately $117.4 million, our net interest margin would have increased to approximately 3.83% for the second quarter of 2020 as we were able to mitigate the reduction in rates on the earning assets by continued rate reductions on the deposits during the quarter.

Comparing the second quarter of 2020 to the same period of 2019, the increase in interest income was primarily due to a $0.9 million increase in interest and fees on loans. The increase in interest and fees on loans was due primarily to an increase in average balances of $156.6 million, primarily related to the average balance of PPP loans of approximately $117.4 million and loan growth in the fourth quarter of 2019. However, the PPP loans negatively impacted the rate earned due to the high volume of loans at the low, fixed interest rate and was the contributing factor to the decrease of 37 basis points in the rate earned. Excess cash balances related to deposit growth also negatively impacted interest income as it was invested at a lower Fed Funds rate. Management has opted to increase liquidity due to economic uncertainties.

Interest expense on our interest-bearing liabilities decreased by $0.4 million during the second quarter of 2020 when compared to the same period of 2019, due primarily to reductions in rates on the deposit portfolio and the repayment of a $10.0 million brokered CD that matured in May.

Other operating income decreased slightly comparing the second quarters of 2020 and 2019. The decline in the economy negatively impacted the market value of the assets under management in our wealth division which resulted in decreased revenue for the second quarter of 2020. Service charge income, particularly NSF income, declined as a result of reduced overdraft activity. Management believes this reduction was in part due to the stay-at-home mandates and the supplemental unemployment payments consumers received during the quarter. Waivers of overdraft fees are reviewed on a case by case basis. Net gains increased when comparing the second quarter of 2020 to the second quarter of 2019 as a result of increased loans sold to the secondary market related to the high volume of mortgage refinancing activity at historically low rates.

Other operating expenses decreased $0.3 million when comparing the second quarter of 2020 to the second quarter of 2019. Salaries and benefits decreased $1.2 million when comparing the second quarter periods. This decrease was due to the salary costs associated to the origination of PPP loans during the second quarter. Equipment and occupancy expenses increased slightly and were offset by reductions in data processing expenses. Professional services and investor relations expenses increased by $0.8 million and $1.0 million, respectively when comparing the second quarter of 2020 to the same time period of 2019. These increases were related to additional costs associated with the 2020 annual meeting of the shareholders and the related proxy contest, most of which are non-recurring. OREO expenses decreased by $0.8 million when comparing the second quarter of 2020 to the second quarter of 2019 due to valuation allowance write-downs on properties in the second quarter of 2019. Other miscellaneous expenses such as marketing, consulting, miscellaneous, trust department expenses increased slightly but were offset by decreases in contributions, personnel related expenses, postage, travel and lodging, mileage, contract labor, schools and seminars and business-related meals. Cost control and increased efficiencies continues to be a strategic focus, resulting in expense savings.

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

The table below summarizes net interest income for the six and three months ended June 30, 2020 and 2019.

	GAAP		Non-GAAP - FTE
	Six Months Ended		Six Months Ended
(Dollars in thousands)	2020	2019	2020	2019
Interest income	$29,720	$28,483	$30,169	$28,922
Interest expense	5,177	5,610	5,177	5,610
Net interest income	$24,543	$22,873	$24,992	$23,312
Net interest margin %	3.54%	3.60%	3.61%	3.70%

	Three Months Ended		Three Months Ended
(Dollars in thousands)	2020	2019	2020	2019
Interest income	$15,104	$14,411	$15,330	$14,617
Interest expense	2,448	2,884	2,448	2,884
Net interest income	$12,656	$11,527	$12,882	$11,733
Net interest margin %	3.47%	3.60%	3.53%	3.68%

The following table sets forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the six and three month periods ended June 30, 2020 and 2019:

	Six Months Ended
	June 30,
	2020			2019
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Assets
Loans	$1,104,922	$26,280	4.77%	$1,007,010	$24,712	4.95%
Investment Securities:
Taxable	198,418	2,652	2.69%	206,683	2,917	2.85%
Non taxable	25,974	954	7.39%	26,031	935	7.24%
Total	224,392	3,606	3.23%	232,714	3,852	3.34%
Federal funds sold	59,103	154	0.52%	25,600	190	1.51%
Interest-bearing deposits with other banks	753	7	1.90%	1,115	9	1.69%
Other interest earning assets	4,442	122	5.53%	4,560	159	7.03%
Total earning assets	1,393,612	30,169	4.33%	1,270,999	28,922	4.59%
Allowance for loan losses	(13,936)			(11,597)
Non-earning assets	142,354			142,723
Total Assets	$1,522,030			$1,402,125
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$169,055	$341	0.41%	$161,349	$294	0.37%
Interest-bearing money markets	295,035	877	0.60%	257,517	1,085	0.85%
Savings deposits	167,681	101	0.12%	160,671	148	0.19%
Time deposits:
Less than $100k	111,854	875	1.57%	104,193	664	1.28%
$100k or more	132,942	1,288	1.95%	151,990	1,545	2.05%
Short-term borrowings	42,975	49	0.23%	42,864	131	0.62%
Long-term borrowings	100,929	1,646	3.28%	100,929	1,743	3.48%
Total interest-bearing liabilities	1,020,471	5,177	1.02%	979,513	5,610	1.15%
Non-interest-bearing deposits	340,904			266,022
Other liabilities	36,548			34,037
Shareholders’ Equity	124,107			122,553
Total Liabilities and Shareholders’ Equity	$1,522,030			$1,402,125
Net interest income and spread		$24,992	3.31%		$23,312	3.44%
Net interest margin			3.61%			3.70%

Note:

(1)The above table reflects the average rates earned or paid stated on an FTE basis assuming a 21% tax rate for 2020 and 2019. Non-GAAP interest income on a fully taxable equivalent was $449 and $439, respectively.

(2)Net interest margin is calculated as net interest income divided by average earning assets.

(3)The average yields on investments are based on amortized cost.

Net interest income, on a non-GAAP, FTE basis, increased $1.7 million (7.3%) during the six months ended June 30, 2020 when compared to the six months ended June 30, 2019 due to a $1.2 million (4.3%) increase in interest income. Interest expense remained stable when comparing the second quarter of 2020 to the second quarter of 2019, despite an increase in average balances of approximately $67.0 million. The net interest margin for the six months ended June 30, 2020 was 3.61%, compared to 3.70% for the six months ended June 30, 2019, representing a decrease of only 9 basis points despite a 2.25% drop in the Fed Funds rates year over year. Excluding the impact of PPP average loan balances of approximately $58.7 million, the net interest margin would have increased slightly to 3.77%. Comparing the six months ended June 30, 2020 to the same period of 2019, the increase in interest income was due to a $1.6 million increase in interest and fees on loans. The increase in interest and fees on loans was due primarily to an increase in average balances of $97.9 million related to the PPP loans. The rate earned on the loan portfolio decreased by 18 basis points, due to the significant decline in the rate environment over the past year. The average balance of the investment portfolio decreased by $8.3 million due primarily to calls in the portfolio. The rate earned during the six months ended June 30, 2020 decreased by 11 basis points when compared to the same period of 2019 due to the calls as well as the reduced rate on the adjustable rate trust preferred CDO portfolio. Excess cash balances attributable to deposit growth were invested at the lower Fed Funds rate which negatively offset interest income for the six months ended June 30, 2020.

Interest expense on our interest-bearing liabilities decreased during the six months ended June 30, 2020 when compared to the same period of 2019 due to continued rate reductions on our deposit products in response to the declining rate environment, particularly our money market products. The average balance of money market accounts increased $41.0 million during the six months ended 2020 when compared to the same period of 2019, while the rate on these accounts decreased by 26 basis points. With approximately 83% of our deposit portfolio adjustable, we can respond quickly to declining rates. Average growth of $88.2 million in our non-interest bearing accounts allowed us to continually control our cost of deposits. Most of the increase in average deposit balances during the six months ended June 30, 2020 is attributable to the PPP loans.

I

	Three Months Ended
	June 30,
	2020			2019
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Assets
Loans	$1,164,023	$13,424	4.61%	$1,007,404	$12,509	4.98%
Investment Securities:
Taxable	199,721	1,344	2.71%	209,319	1,450	2.79%
Non taxable	26,530	488	7.40%	24,425	435	7.14%
Total	226,251	1,832	3.26%	233,744	1,885	3.24%
Federal funds sold	73,089	15	0.08%	34,037	145	1.72%
Interest-bearing deposits with other banks	863	1	0.53%	754	4	2.14%
Other interest earning assets	4,468	58	5.23%	4,379	74	6.79%
Total earning assets	1,468,694	15,330	4.18%	1,280,318	14,617	4.58%
Allowance for loan losses	(15,157)			(11,877)
Non-earning assets	146,065			146,380
Total Assets	$1,599,602			$1,414,821
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$174,498	$157	0.36%	$162,527	$165	0.41%
Interest-bearing money markets	320,219	374	0.47%	261,682	580	0.89%
Savings deposits	174,295	39	0.09%	162,850	75	0.19%
Time deposits:
Less than $100k	114,288	459	1.62%	104,668	349	1.34%
$100k or more	125,152	583	1.87%	153,688	796	2.08%
Short-term borrowings	40,671	21	0.21%	36,832	28	0.30%
Long-term borrowings	100,929	815	3.25%	100,929	891	3.55%
Total interest-bearing liabilities	1,050,052	2,448	0.94%	983,176	2,884	1.18%
Non-interest-bearing deposits	392,701			266,521
Other liabilities	34,152			40,177
Shareholders’ Equity	122,697			124,947
Total Liabilities and Shareholders’ Equity	$1,599,602			$1,414,821
Net interest income and spread		$12,882	3.24%		$11,733	3.40%
Net interest margin			3.53%			3.68%

Note:

(4)The above table reflects the average rates earned or paid stated on an FTE basis assuming a 21% tax rate for 2020 and 2019. Non-GAAP interest income on a fully taxable equivalent was $226 and $206, respectively.

(5)Net interest margin is calculated as net interest income divided by average earning assets.

(6)The average yields on investments are based on amortized cost.

Net interest income, on an FTE basis, increased $1.1 million (9.8%) during the second quarter of 2020 over the same period in 2019 due to a $0.7 million (4.9%) increase in interest income combined with a decrease of $0.4 million (15.1%) in interest expense. The net interest margin for the second quarter of 2020 was 3.53%, compared to 3.68% for the second quarter of 2019. As noted above, the participation in the PPP loan program negatively impacted our margin during the second quarter. Excluding the impact of PPP average loan balances of approximately $117.4 million, our net interest margin would have been 3.67% for the second quarter of 2020 as we were able to mitigate the reduction in rates on the earning assets by continued rate reductions on the deposits during the quarter.

Comparing the second quarter of 2020 to the same period of 2019, the increase in interest income was primarily due to a $0.9 million increase in interest and fees on loans. The increase in interest and fees on loans was due primarily to an increase in average balances of $156.6 million, primarily related to the average balance of PPP loans of approximately $117.4 million and loan growth in the fourth quarter of 2019. However, the PPP loans negatively impacted the rate earned due to the high volume of loans at the low, fixed interest rate and was the contributing factor to the decrease of 37 basis points in the rate earned. Excess cash balances related to deposit growth also negatively impacted interest income as it was invested at a lower Fed Funds rate. Management has opted to increase liquidity due to economic uncertainties.

Interest expense on our interest-bearing liabilities decreased by $0.4 million during the second quarter of 2020 when compared to the same period of 2019, due primarily to reductions in rates on the deposit portfolio and the repayment of a $10.0 million brokered CD that matured in May.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense for our average interest-earning assets and average interest-bearing liabilities for the six and three month periods ended June 30, 2020 and 2019:

	For the six months ended June 30, 2020 compared to the six months ended June 30, 2019
(in thousands and tax equivalent basis)	Volume	Rate	Net
Interest Income:
Loans	$2,423	$(855)	$1,568
Taxable Investments	(118)	(147)	(265)
Non-taxable Investments	(2)	21	19
Federal funds sold	252	(288)	(36)
Interest-bearing deposits	(3)	1	(2)
Other interest earning assets	(4)	(33)	(37)
Total interest income	2,548	(1,301)	1,247
Interest Expense:
Interest-bearing demand deposits	14	33	47
Interest-bearing money markets	159	(367)	(208)
Savings deposits	6	(53)	(47)
Time deposits less than $100K	49	162	211
Time deposits $100K or more	(195)	(62)	(257)
Short-term borrowings	—	(82)	(82)
Long-term borrowings	—	(97)	(97)
Total interest expense	33	(466)	(433)
Net interest income	$2,515	$(835)	$1,680

	For the three months ended June 30, 2020 compared to the three months ended June 30, 2019
(in thousands and tax equivalent basis)	Volume	Rate	Net
Interest Income:
Loans	$1,950	$(1,035)	$915
Taxable Investments	(67)	(39)	(106)
Non-taxable Investments	38	15	53
Federal funds sold	168	(298)	(130)
Interest-bearing deposits	1	(4)	(3)
Other interest earning assets	2	(18)	(16)
Total interest income	2,092	(1,379)	713
Interest Expense:
Interest-bearing demand deposits	12	(20)	(8)
Interest-bearing money markets	130	(336)	(206)
Savings deposits	6	(42)	(36)
Time deposits less than $100K	32	78	110
Time deposits $100K or more	(148)	(65)	(213)
Short-term borrowings	3	(10)	(7)
Long-term borrowings	—	(76)	(76)
Total interest expense	35	(471)	(436)
Net interest income	$2,057	$(908)	$1,149

Note:

(1)The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

The provision for loan losses was $4.8 million for the six-month period ended June 30, 2020 and $0.7 million for the six-month period ended June 30, 2019. The increase in provision expense for the first six months of 2020 was due to the uncertainty of the economic environment related to the COVID-19 health crisis. While we believe that our borrowers, both consumer and commercial, will be negatively impacted by the COVID-19 pandemic, the extent of this impact is unknown and very uncertain. Accordingly, we believe it was prudent to adjust qualitative factors to increase our first six months provision expense to account for the rapidly declining economic conditions and the inherent effects on our loan portfolio. Of the $4.8 million expense for the six months ended June 30, 2020, $4.4 million is related to qualitative factor adjustments and $0.4 million is related to the change in mix within the portfolio at higher reserve factors.

The provision for loan losses was $2.2 million for the three-month period ended June 30, 2020 and $0.3 million for the three-month period ended June 30, 2019. The increase in provision expense for the second quarter of 2020 was due to the uncertainty of the economic environment related to the COVID-19 health crisis. While we believe that our borrowers, both consumer and commercial, will be negatively impacted by the COVID-19 pandemic, the extent of this impact is unknown and very uncertain. Accordingly, we believe it was prudent to adjust qualitative factors to increase our second quarter provision expense to account for the rapidly declining economic conditions and the inherent effects on our loan portfolio. Of the $2.2 million expense for the quarter, $2.0 million is related to qualitative factor adjustments and $0.2 million is related to loan growth.

Other Operating Income

The following table shows the major components of other operating income for the six and three month periods ended June 30, 2020 and 2019, exclusive of net gains:

	Income as % of Total Other Operating Income, exclusive of net gains				Income as % of Total Other Operating Income, exclusive of net gains
	Six Months Ended				Three Months Ended
	June 30,				June 30,
	2020		2019		2020		2019
Service charges on deposit accounts	$992	13%	$1,023	14%	$377	11%	$504	13%
Other service charges	322	4%	433	6%	32	1%	225	6%
Trust department	3,484	47%	3,547	46%	1,731	51%	1,832	47%
Debit card income	1,314	18%	1,276	17%	680	20%	676	18%
Bank owned life insurance	588	8%	591	8%	285	8%	288	8%
Brokerage commissions	479	7%	441	6%	202	6%	203	5%
Other income	254	3%	254	3%	118	3%	130	3%
	$7,433	100%	$7,565	100%	$3,425	100%	$3,858	100%

Other Operating Expenses

The composition of other operating expenses for the six and three month periods ended June 30, 2020 and 2019 is illustrated in the following table:

	Expense as % of Total Other Operating Expenses				Expense as % of Total Other Operating Expenses
	Six Months Ended				Three Months Ended
	June 30,				June 30,
	2020		2019		2020		2019
Salaries and employee benefits	$10,866	49%	$12,364	56%	$4,943	44%	$6,146	51%
FDIC premiums	203	1%	294	1%	160	1%	183	2%
Equipment	1,893	8%	1,819	8%	967	8%	936	8%
Occupancy	1,493	7%	1,418	6%	746	7%	706	6%
Data processing	2,025	9%	1,995	9%	973	9%	1,054	9%
Marketing	283	1%	164	1%	153	1%	96	1%
Professional services	1,904	8%	522	2%	1,181	10%	318	3%
Contract labor	300	1%	331	1%	149	1%	175	1%
Line rentals	438	2%	415	2%	221	2%	198	2%
Other real estate owned	(3)	0%	929	4%	(3)	0%	786	7%
Investor relations	1,106	5%	109	0%	1,013	9%	62	1%
Other	1,924	9%	2,071	10%	924	8%	1,081	9%
	$22,432	100%	$22,431	100%	$11,427	100%	$11,741	100%

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

The effective income tax rate as a percentage of income for the six months ended June 30, 2020 and 2019 remained stable at 22.2% and 22.5%, respectively.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets at June 30, 2020 increased by $197.6 million to $1.6 billion since December 31, 2019. During the first six months of 2020, cash and interest-bearing deposits in other banks increased by $67.1 million, the investment portfolio decreased by $5.1 million and gross loans increased by $136.6 million offset by the increase to the ALL of $4.5 million. The increase in cash was due to continued deposit growth, consisting of both core deposit growth and deposits related to the PPP loans, cash flow from calls on the investment portfolio, commercial loan payoffs in the first quarter as well as refinances of balances in our mortgage portfolio. OREO balances remained stable as there was minimal activity in this portfolio during the first six months. Total liabilities increased by $199.1 million. This increase was attributable to the strong deposit growth of $209.5 million, including deposit balances related to the PPP loans at June 30, 2020. The deposit growth, excluding the PPP deposits, during the first six months of 2020 was due to increased relationship balances as customers favored insured products given the volatile economic environment. Our Treasury Management overnight investment sweep decreased by $12.7 million as municipalities utilized their existing cash for working capital needs during these unprecedented times. Total shareholders’ equity decreased by $1.5 million in the first six months of 2020. This decrease was due primarily to the increase in accumulated other comprehensive loss related to the slight decline in the market values of our pension plan assets since December 31, 2019. Our stock repurchase of $2.7 million during the first quarter of 2020, reflected in surplus, was offset by an increase in retained earnings attributable to year-to-date net income offset by common stock dividends of $1.8 million.

Loan Portfolio

The following table presents the composition of our loan portfolio at the dates indicated:

(dollars in thousands)	June 30, 2020		December 31, 2019
Commercial real estate	$340,314	28%	$335,504	31%
Acquisition and development	126,338	11%	117,890	12%
Commercial and industrial	272,186	23%	122,352	11%
Residential mortgage	412,478	35%	438,424	43%
Consumer	35,624	3%	36,199	3%
Total Loans	$1,186,940	100%	$1,050,369	100%

Outstanding loans increased to $1.2 billion at June 30, 2020 when compared to December 31, 2019. This growth was primarily attributable to the participation in the SBA PPP loan program. Commercial real estate (“CRE”) loans increased $4.8 million due to expansion of customer relationships as well as an increase in small business loans. Acquisition and development (“A&D”) loans increased $8.4 million as new production offset amortization and payoffs. Commercial and industrial (“C&I”) loans increased $149.8 million, including $144.4 million of PPP loans. The growth in the commercial portfolios was offset by a decline in residential mortgage loans of $25.9 million as refinancing activity increased and the customer preferred longer-term fixed rate loans were sold to Fannie Mae. Given the current low-rate interest environment, management has elected to utilize the secondary market rather than portfolio the loans at this time. The consumer loan portfolio declined slightly during the first six months of 2020.

Commercial loan production for the first six months of 2020 was approximately $76.4 million, most of which was construction production that will fund over the next 12 months. Amortization and payoffs were approximately $28.4 million in the first six months of 2020. Despite a decline in balances, the mortgage department had record production of approximately $61.4 million in the first six months of 2020. While both in-house and secondary market products are utilized, the longer-term fixed rate loans are primarily being sold to Fannie Mae. We continue to book first time homebuyer, adjustable rate and non-conforming jumbo mortgages to our portfolio. The mortgage pipeline remained strong at $27.6 million at quarter end. We anticipate reduced loan demand for the remainder of 2020, which may impact the net interest margin.

Risk Elements of Loan Portfolio

The following table presents the risk elements of our loan portfolio at the dates indicated. Management is not aware of any potential problem loans other than those listed in this table or discussed below.

(dollars in thousands)	June 30, 2020	% of Applicable Portfolio	December 31, 2019	% of Applicable Portfolio
Non-accrual loans:
Commercial real estate	$973	0.29%	$680	0.20%
Acquisition and development	8,439	6.68%	8,058	6.80%
Commercial and industrial	18	0.01%	30	0.00%
Residential mortgage	1,617	0.39%	2,077	0.50%
Consumer	34	0.10%	4	0.00%
Total non-accrual loans	$11,081	0.93%	$10,849	1.03%
Accruing Loans Past Due 90 days or more:
Acquisition and development	—		135
Residential mortgage	294		536
Consumer	3		54
Total loans past due 90 days or more	$297		$725
Total non-accrual and accruing loans past due 90 days or more	$11,378		$11,574
Restructured Loans (TDRs):
Performing	$3,725		$3,842
Non-accrual (included above)	314		324
Total TDRs	$4,039		$4,166
Other real estate owned	$3,926		$4,127
Impaired loans without a valuation allowance	$5,857		$5,974
Impaired loans with a valuation allowance	9,466		9,200
Total impaired loans	$15,323		$15,174
Valuation allowance related to impaired loans	$2,359		$2,174

Performing loans considered to be impaired (including performing troubled debt restructurings, or TDRs), as defined and identified by management, amounted to $4.0 million at June 30, 2020 and $4.6 million at December 31, 2019. Loans are identified as impaired when, based on current information and events, management determines that we will be unable to collect all amounts due according to contractual terms. These loans consist primarily of A&D loans and CRE loans. The fair values are generally determined based upon independent third-party appraisals of the collateral or discounted cash flows based upon the expected proceeds. Specific allocations have been made where management believes there is insufficient collateral to repay the loan balance if liquidated and there is no secondary source of repayment available.

Loans that have been modified in reliance on Section 4013 of the U.S. Government’s Coronavirus Aid, Relief, and Economic Security Act and the guidance issued thereunder are not treated as TDRs. Information about these loans can be found in Notes 2 and 6 to the consolidated financial statements presented in Item 1 of Part I of this report.

The following table presents the details of impaired loans that are TDRs by class at June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Performing
Commercial real estate
Non owner-occupied	2	$230	2	$235
All other CRE	1	2,226	1	2,265
Acquisition and development
1-4 family residential construction	1	279	1	291
All other A&D	1	216	1	220
Commercial and industrial	—	—	—	—
Residential mortgage
Residential mortgage – term	7	774	8	831
Residential mortgage – home equity	—	—	—	—
Consumer	—	—	—	—
Total performing	12	$3,725	13	$3,842
Non-accrual
Commercial real estate
Non owner-occupied	—	$—	—	$—
All other CRE	—	—	—	—
Acquisition and development
1-4 family residential construction	—	—	—	—
All other A&D	—	—	—	—
Commercial and industrial	—	—	—	—
Residential mortgage
Residential mortgage – term	2	314	2	324
Residential mortgage – home equity	—	—	—	—
Consumer	—	—	—	—
Total non-accrual	2	314	2	324
Total TDRs	14	$4,039	15	$4,166

The level of TDRs decreased to $4.0 million at June 30, 2020 when compared to $4.2 million at December 31, 2019, with a slight reduction due to payments made during the quarter. There were no new TDRs during the first six months of 2020.

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

The following table presents a summary of the activity in the ALL for the six months ended June 30:

(dollars in thousands)	2020	2019
Balance, January 1	$12,537	$11,047
Charge-offs:
Acquisition and development	(31)	(29)
Commercial and industrial	(232)	(5)
Residential mortgage	(98)	(86)
Consumer	(223)	(136)
Total charge-offs	(584)	(256)
Recoveries:
Commercial real estate	66	30
Acquisition and development	22	111
Commercial and industrial	16	76
Residential mortgage	48	195
Consumer	88	91
Total recoveries	240	503
Net credit (charge-offs)/recoveries	(344)	247
Provision for loan losses	4,821	682
Balance at end of period	$17,014	$11,976

Allowance for loan losses to gross loans outstanding (as %)	1.43%	1.19%
Net credit (charge-offs)/recoveries to average loans outstanding during the period, annualized (as %)	(0.06)%	0.05%

The ALL was $17.0 million at June 30, 2020 compared to $12.5 million at December 31, 2019, an increase of 35.7% that primarily resulted from adjustment to qualitative factors associated with the negative trend in the economic outlook directly related to COVID-19. The provision for loan losses was $4.8 million for the six months ended June 30, 2020 and $0.7 million for the six months ended June 30, 2019. Net charge-offs of $0.3 million were recorded for the first six months of 2020, compared to net recoveries of $0.2 million for 2019. Absent the COVID-19 related factor adjustments attributable to $4.8 million in provision expense for the six months, the provision expense would have been approximately $0.4 million. The ratio of the ALL to loans outstanding, including PPP loan balances, was 1.43% at June 30, 2020 compared to 1.19% at June 30, 2019. The ALL to loans outstanding, excluding PPP loan balances of $144.4 million, was 1.62%.

The ratio of net charge offs to average loans for the six months ended June 30, 2020 was an annualized 0.06%, compared to net recoveries to average loans of 0.05% for the six months ended June 30, 2019. The CRE portfolio had an annualized net recovery rate of .04% as of June 30, 2020, compared to a net recovery rate of 0.02% as of June 30, 2019. The A&D loans had an annualized net charge-off rate of 0.01% as of June 30, 2020, compared to a net recovery rate of 0.14% as of June 30, 2019. The C&I portfolio had net charge-offs to average loans of 0.22% as of June 30, 2020, compared to a net recovery rate of 0.13% as of June 30, 2019. The residential mortgage ratios were a net charge-off rate of 0.02% as of June 30, 2020, compared to a net recovery rate of 0.05% as of June 30, 2019, and the consumer loan ratios were net charge-off rates of 0.75% and 0.95% as of June 30, 2020 and June 30, 2019, respectively. Our special assets team continues to aggressively collect on charged-off loans.

Management believes that the ALL at June 30, 2020 is adequate to provide for probable losses inherent in our loan portfolio. Amounts that will be recorded for the provision for loan losses in future periods will depend upon trends in the loan balances, including the composition of the loan portfolio, changes in loan quality and loss experience trends, potential recoveries on previously charged-off loans and changes in other qualitative factors. Management also applies interest rate risk, collateral value and debt service sensitivity analyses to the Commercial real estate loan portfolio and obtains new appraisals on specific loans under defined parameters to assist in the determination of the periodic provision for loan losses.

Investment Securities

At June 30, 2020, the total amortized cost basis of the available-for-sale investment portfolio was $149.3 million, compared to a fair value of $146.2 million. Unrealized gains and losses on securities available-for-sale are reflected in accumulated other comprehensive loss, a component of shareholders’ equity. The amortized cost basis of the held to maturity portfolio was $74.0 million, compared to a fair value of $80.7 million.

The following table presents the composition of our securities portfolio at amortized cost and fair values at the dates indicated:

	June 30, 2020			December 31, 2019
	Amortized	Fair Value	FV as %	Amortized	Fair Value	FV as %
(dollars in thousands)	Cost	(FV)	of Total	Cost	(FV)	of Total
Securities Available-for-Sale:
U.S. government agencies	$46,020	$46,945	32%	$39,987	$39,894	30%
Residential mortgage-backed agencies	18,472	18,776	13%	4,917	4,900	4%
Commercial mortgage-backed agencies	27,949	29,143	20%	27,634	27,764	21%
Collateralized mortgage obligations	25,235	25,818	18%	29,903	29,923	23%
Obligations of state and political subdivisions	13,059	13,556	9%	14,124	14,470	11%
Collateralized debt obligations	18,515	11,952	8%	18,443	14,354	11%
Total available for sale	$149,250	$146,190	100%	$135,008	$131,305	100%
Securities Held to Maturity:
U.S. government agencies	$—	$—	0%	$16,164	$16,823	17%
Residential mortgage-backed agencies	38,742	40,061	50%	42,939	43,253	43%
Commercial mortgage-backed agencies	11,829	12,503	16%	15,521	15,865	16%
Collateralized mortgage obligations	2,645	2,821	3%	3,140	3,143	3%
Obligations of state and political subdivisions	20,759	25,317	31%	16,215	21,572	21%
Total held to maturity	$73,975	$80,702	100%	$93,979	$100,656	100%

Total fair value of investment securities available-for-sale increased by $14.9 million since December 31, 2019. At June 30, 2020, the securities classified as available-for-sale included a net unrealized loss of $3.1 million, which represents the difference between the fair value and amortized cost of securities in the portfolio. This unrealized loss at June 30, 2020 is related to the CDO portfolio. All other available securities were at an unrealized gain position.

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

Approximately $134.2 million of the available-for-sale portfolio was valued using Level 2 pricing and had net unrealized gains of $3.5 million at June 30, 2020. The remaining $12.0 million of the securities available-for-sale represents the entire CDO portfolio, which was valued using significant unobservable inputs (Level 3 assets). The $6.6 million in net unrealized losses associated with this portfolio relates to nine pooled trust preferred securities that comprise the CDO portfolio. Net unrealized losses of $4.9 million represent non-credit related OTTI charges on seven of the securities, while $1.7 million of unrealized losses relates to two securities which have had no credit related OTTI.

The following table provides a summary of the trust preferred securities in the CDO portfolio and the credit status of these securities as of June 30, 2020:

Level 3 Investment Securities Available for Sale
(Dollars in thousands)
Investment Description		First United Level 3 Investments				Security Credit Status
Deal	Class	Amortized Cost	Fair Market Value	Unrealized Gain/ (Loss)	Lower Credit Rating	Original Collateral	Deferrals/ Defaults as % of Original Collateral	Performing Collateral	Collateral Support	Collateral Support as % of Performing Collateral	Number of Performing Issuers/ Total Issuers
Preferred Term Security XVIII*	C	$1,894	$1,064	$(830)	C	676,565	14.83%	268,437	19,130	7.13%	40 / 56
Preferred Term Security XVIII	C	2,717	1,596	(1,121)	C	676,565	14.83%	268,437	19,130	7.13%	40 / 56
Preferred Term Security XIX*	C	1,845	1,317	(528)	C	700,535	5.48%	469,362	31,451	6.70%	50 / 55
Preferred Term Security XIX*	C	1,100	790	(310)	C	700,535	5.48%	469,362	31,451	6.70%	50 / 55
Preferred Term Security XIX*	C	2,542	1,844	(698)	C	700,535	5.48%	469,362	31,451	6.70%	50 / 55
Preferred Term Security XIX*	C	1,102	790	(312)	C	700,535	5.48%	469,362	31,451	6.70%	50 / 55
Preferred Term Security XXII*	C-1	1,573	1,023	(550)	C	1,386,600	10.31%	664,548	69,263	10.42%	59 / 73
Preferred Term Security XXII*	C-1	3,931	2,558	(1,373)	C	1,386,600	10.31%	664,548	69,263	10.42%	59 / 73
Preferred Term Security XXIII	C-1	1,811	970	(841)	C	1,467,000	14.52%	673,608	65,698	9.75%	71 / 85

Total Level 3 Securities Available for Sale		$18,515	$11,952	$(6,563)

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

The market for these securities as of June 30, 2020 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive, as no new CDOs have been issued since 2007. There are currently very few market participants who are willing to effect transactions in these securities. The market values for these securities, or any securities other than those issued or guaranteed by the U.S. Department of the Treasury (the “Treasury”), are very depressed relative to historical levels. Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue. Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (a) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at June 30, 2020, (b) an income valuation approach technique (i.e. present value) that maximizes the use of relevant unobservable inputs and minimizes the use of observable inputs will be equally or more representative of fair value than a market approach, and (c) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management utilizes on an independent third party to prepare both the evaluations of OTTI and the fair value determinations for the CDO portfolio. Management does not believe that there were any material differences in the OTTI evaluations and pricing between December 31, 2019 and June 30, 2020.

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

Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that no securities had credit-related OTTI during the first six months of 2020. Additionally, there has been no change in the performing collateral, no decline in the percentage of deferrals/defaults to original collateral, and increases in collateral support for each of the positions held by the Corporation.

Deposits

The following table presents the composition of our deposits at the dates indicated:

(dollars in thousands)	June 30, 2020		December 31, 2019
Non-interest bearing demand deposits:
Retail	$425,274	32%	$294,649	26%
Interest-bearing deposits:
Demand	184,983	14%	159,567	14%
Money Market:
Retail	327,078	24%	275,007	24%
Savings deposits	179,404	13%	158,918	14%
Time deposits less than $100,000:
Retail	94,093	7%	96,198	8%
Time deposits $100,000 or more:
Retail	140,736	10%	147,692	13%
Brokered	—	0%	10,000	1%
Total Deposits	$1,351,568	100%	$1,142,031	100%

Total deposits at June 30, 2020 increased by $209.5 million when compared to deposits at December 31, 2019. During the first six months of 2020, non-interest-bearing deposits increased by $130.6 million. This growth was driven by both our retail and commercial markets as well as deposit balances from PPP loans in the second quarter. Traditional savings accounts increased by $20.5 million, as our Prime Saver product continued to be the savings product of choice. Total demand deposits increased by $25.4 million and total money market accounts increased by $52.1 million, due primarily to growth in our variable rate Value Money Market account introduced in late 2019. Time deposits less than $100,000 decreased by $2.1 million and time deposits greater than $100,000 decreased by $17.0 million. The decline in time deposits greater than $100,000 was due to a local municipality utilizing a maturing certificate of deposit for cash needs during this unprecedented economic environment as well as our repayment of the full outstanding balance of $10.0 million in a brokered CD that matured in May.

Borrowed Funds

The following table presents the composition of our borrowings at the dates indicated:

(in thousands)	June 30, 2020	December 31, 2019
Securities sold under agreements to repurchase	$36,001	$48,728
Total short-term borrowings	36,001	48,728
FHLB advances	$70,000	$70,000
Junior subordinated debt	30,929	30,929
Total long-term borrowings	$100,929	$100,929

Total short-term borrowings decreased by $12.7 million during the first six months of 2020. This decrease is due to the decline in our Treasury Management overnight investment sweep as municipalities utilized their existing cash for working capital needs during these unprecedented times. Long-term borrowings remained constant during the first six months of 2020.

Liquidity Management

Liquidity is a financial institution’s capability to meet customer demands for deposit withdrawals while funding all credit-worthy loans. The factors that determine the institution’s liquidity are:

•Reliability and stability of core deposits;

•Cash flow structure and pledging status of investments; and

•Potential for unexpected loan demand.

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

1.Unsecured Fed Funds lines of credit with upstream correspondent banks (M&T Bank, Pacific Coast Banker’s Bank, PNC Financial Services, Atlantic Community Bankers Bank, Community Bankers Bank, SunTrust and Zions National Bank).

2.Secured advances with the FHLB, which are collateralized by eligible one to four family residential mortgage loans, home equity lines of credit, commercial real estate loans, various securities and pledged cash.

3.Secured line of credit with the Fed Discount Window for use in borrowing funds up to 90 days, using municipal securities as collateral.

4.Brokered deposits, including CDs and money market funds, provide a method to generate deposits quickly. These deposits are strictly rate driven but often provide the most cost-effective means of funding growth.

5.One Way Buy CDARS/ICS funding – a form of brokered deposits that has become a viable supplement to brokered deposits obtained directly.

6.Federal Reserve PPPLF – provides funding and uses SBA PPP loans as collateral at 100% value

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

At June 30, 2020, we were asset sensitive.

Our interest rate risk management goals are:

•Ensure that the Board of Directors and senior management will provide effective oversight and ensure that risks are adequately identified, measured, monitored and controlled;

•Enable dynamic measurement and management of interest rate risk;

•Select strategies that optimize our ability to meet our long-range financial goals while maintaining interest rate risk within policy limits established by the Board of Directors;

•Use both income and market value oriented techniques to select strategies that optimize the relationship between risk and return; and

•Establish interest rate risk exposure limits for fluctuation in net interest income (“NII”), net income and economic value of equity.

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

Based on the simulation analysis performed at June 30, 2020 and December 31, 2019, management estimated the following changes in net interest income, assuming the indicated rate changes:

(Dollars in thousands)	June 30, 2020	December 31, 2019
+400 basis points	$4,008	$1,500
+300 basis points	$3,212	$1,381
+200 basis points	$2,291	$1,075
+100 basis points	$1,208	$645
-100 basis points	$(1,656)	$(2,477)

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

Capital Resources

We require capital to fund loans, satisfy our obligations under the Bank’s letters of credit, meet the deposit withdrawal demands of the Bank’s customers, and satisfy our other monetary obligations. To the extent that deposits are not adequate to fund our capital requirements, we can rely on the funding sources identified above under the heading “Liquidity Management”. At June 30, 2020, the Bank had $145.0 million available through unsecured lines of credit with correspondent banks, $1.1 million available through a secured line of credit with the Fed Discount Window and approximately $158.1 million available through the FHLB. Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our ability to meet our future capital requirements.

In addition to operational requirements, the Bank and First United Corporation are subject to risk-based capital regulations, which were adopted and are monitored by federal banking regulators. These regulations are used to evaluate capital adequacy and require an analysis of an institution’s asset risk profile and off-balance sheet exposures, such as unused loan commitments and stand-by letters of credit. Based on capital ratios at June 30, 2020, both the Bank and First United Corporation are considered to be well-capitalized.

The following table presents our capital ratios as of the dates indicated:

	June 30, 2020	December 31, 2019	Required for Capital Adequacy Purposes	Required to be Well Capitalized
Total Capital (to risk-weighted assets)
Consolidated	15.87%	16.29%	8.00%	10.00%
First United Bank & Trust	15.11%	15.60%	8.00%	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated	14.62%	15.17%	6.00%	8.00%
First United Bank & Trust	13.85%	14.44%	6.00%	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated	12.33%	12.79%	4.50%	6.50%
First United Bank & Trust	13.85%	14.44%	4.50%	6.50%
Tier 1 Capital (to average assets)
Consolidated	10.46%	11.77%	4.00%	5.00%
First United Bank & Trust	9.72%	10.99%	4.00%	5.00%

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Contractual Obligations

The Corporation enters into contractual obligations in the normal course of business. Among these obligations are FHLB advances and junior subordinated debentures, operating lease agreements for banking and subsidiaries’ offices and for data processing and telecommunications equipment. Comparing June 30, 2020 to December 31, 2019, short-term borrowings decreased $12.7 million, primarily due to the decline in our Treasury Management overnight investment sweep accounts as municipalities utilized their cash for working capital needs during these unprecedented times.

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

Commitments to extend credit in the form of consumer, commercial and business at the dates indicated were as follows:

(in thousands)	June 30, 2020	December 31, 2019
Residential Mortgage - home equity	$55,774	$53,827
Residential Mortgage - construction	10,839	4,995
Commercial	121,094	85,089
Consumer - personal credit lines	4,232	3,903
Standby letters of credit	9,567	9,112
Total	$201,506	$156,926

The increase of $44.6 million in commitments at June 30, 2020 compared to December 31, 2019 was due to increased demand for consumer and commercial construction early in the quarter. Management will continue to monitor these balances as the COVID-19 pandemic has slowed the underlying projects and disbursements of funds.

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

An evaluation of the effectiveness of these disclosure controls as of June 30, 2020 was carried out under the supervision and with the participation of management, including the PEO and the PFO. Based on that evaluation, management, including the PEO and the PFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the six months ended June 30, 2020, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits filed or furnished with this quarterly report are listed in the following Exhibit Index.

Exhibit	Description
31.1	Certifications of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
31.2	Certifications of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
32	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	The cover page of First United Corporation’s Quarterly Report on Form 10Q for the quarter ended June 30, 2020, formatted in Inline XBRL, included within the Exhibit 101 attachments (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST UNITED CORPORATION

Date: August 10, 2020	/s/ Carissa L. Rodeheaver
Carissa L. Rodeheaver, CPA, CFP
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2020	/s/ Tonya K. Sturm
Tonya K. Sturm, Senior Vice President,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)