Form 10-Q/A
period 2020-03-31
FIRST UNITED CORP/MD/
filed 2020-09-04
CIK 763907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to the Quarterly Report of First United Corporation on Form 10-Q for the quarter ended March 31, 2020, which was filed with the Securities and Exchange Commission (the “SEC”) on May 11, 2020 (the “Original Report”), amends Item 2 of Part II of the Original Report so that it provides information about shares of common stock of First United Corporation purchased by the Trust Department of First United Bank & Trust on behalf of the First United Corporation noncontributory defined benefit pension plan. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by First United Corporation’s principal executive officer and principal financial officer are filed or furnished with this Amendment No. 1 as Exhibits 31.1, 31.2, and 32.1, so Item 6 of Part II of the Original Report is also amended hereby.

Except as expressly provided above, this Amendment No. 1 on Form 10-Q/A speaks as of the date of the Original Report and First United Corporation has not updated the disclosures contained in any item thereof to speak as of a later date. All information contained in this Amendment No. 1 on Form 10-Q/A is subject to updating and supplementing as provided in First United Corporation’s reports filed with the SEC subsequent to the date on which the Original Report was filed.

2

INDEX TO QUARTERLY REPORT

FIRST UNITED CORPORATION

3

Part II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about shares of common stock purchased by or on behalf of First United Corporation and its affiliates (as defined by Exchange Act Rule 10b-18) during the three-month period ended March 31, 2020:

Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2020	-	-	-	650,000
February 2020	-	-	-	650,000
March 2020	242,419	$16.67	242,419	407,581
Total	242,419	$16.67	242,419	407,581
(1)	Of the shares reported above, 145,291 shares were purchased by First United Corporation in open-market transactions pursuant to First United Corporation’s stock repurchase plan that was initially adopted effective April 30, 2019 (the “Repurchase Plan”). The Repurchase Plan, which originally authorized the purchase of up to 354,449 shares of common stock of First United Corporation, was amended in November 2019 to increase the maximum number of shares to 500,000. First United Corporation publicly announced both the adoption of the Repurchase Plan and its amendment. The Repurchase Plan, as amended, will expire on November 20, 2020 and authorizes the purchases to be conducted through open market or private transactions at such times and in such amounts per transaction as the Chairman and Chief Executive Officer of First United Corporation determines to be appropriate.
(2)	The remaining 97,128 shares reported above were purchased by the Trust Department of First United Bank & Trust (the “Trust Department”) in open-market transactions using assets in the First United Corporation noncontributory defined benefit pension plan (the “Pension Plan”). On November 20, 2019, the Board of Directors of First United Corporation authorized the Trust Department, which administers the Pension Plan, to use up to 10% of the Pension Plan’s assets to purchase up to 150,000 shares of common stock, to be held as an investment in the Pension Plan. Such authorization, which was publicly announced, permits the Trust Department to purchase the shares in open market transactions or privately-negotiated transactions at such times, in such amounts, at such prices, and upon such other terms as are determined in the discretion of the Trust Department.

Item 6. Exhibits

The exhibits filed or furnished with this quarterly report are listed in the following Exhibit Index.

Exhibit	Description
10.1	First United Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed on March 16, 2020)
10.2	First United Corporation Short-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed on March 16, 2020)
10.3	Form of Restricted Stock Unit Award Agreement (Performance-Vesting) (incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed on March 27, 2020)
10.4	Form of Restricted Stock Unit Award Agreement (Time-Vesting) (incorporated by reference to Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed on March 27, 2020)
31.1	Certifications of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
31.2	Certifications of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
32	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

* Filed with the Original Report.

4

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST UNITED CORPORATION

Date: September 4, 2020	/s/ Carissa L. Rodeheaver
Carissa L. Rodeheaver, CPA, CFP
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Date: September 4, 2020	/s/ Tonya K. Sturm
Tonya K. Sturm, Senior Vice President,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

5