Form 10-Q/A
period 2020-06-30
FIRST UNITED CORP/MD/
filed 2020-09-04
CIK 763907

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to the Quarterly Report of First United Corporation on Form 10-Q for the quarter ended June 30, 2020, which was filed with the Securities and Exchange Commission (the “SEC”) on August 10, 2020 (the “Original Report”), amends Item 2 of Part II of the Original Report so that it provides information about shares of common stock of First United Corporation purchased by the Trust Department of First United Bank & Trust on behalf of the First United Corporation noncontributory defined benefit pension plan. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by First United Corporation’s principal executive officer and principal financial officer are filed or furnished with this Amendment No. 1 as Exhibits 31.1, 31.2, and 32.1, so Item 6 of Part II of the Original Report is also amended hereby.

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

FIRST UNITED CORPORATION

3

Part II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about shares of common stock purchased by or on behalf of First United Corporation and its affiliates (as defined by Exchange Act Rule 10b-18) during the three-month period ended June 30, 2020:

Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 2020	-	-	-	407,581
May 2020	-	-	-	407,581
June 2020	40,000	$14.35	40,000	367,581
Total	40,000	$14.35	40,000	367,581
(1)	The shares were purchased by the Trust Department of First United Bank & Trust (the “Trust Department”) in open-market transactions using assets in the First United Corporation noncontributory defined benefit pension plan (the “Pension Plan”). On November 20, 2019, the Board of Directors of First United Corporation authorized the Trust Department, which administers the Pension Plan, to use up to 10% of the Pension Plan’s assets to purchase up to 150,000 shares of common stock, to be held as an investment in the Pension Plan. Such authorization, which was publicly announced, permits the Trust Department to purchase the shares in open market transactions or privately-negotiated transactions at such times, in such amounts, at such prices, and upon such other terms as are determined in the discretion of the Trust Department.

Item 6. Exhibits

The exhibits filed or furnished with this quarterly report are listed in the following Exhibit Index.

Exhibit	Description
31.1	Certifications of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
31.2	Certifications of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
32	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
104	Cover page interactive data file (embedded within the iXBRL document)

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