Form 10-Q
period 2020-09-30
FIRST UNITED CORP/MD/
filed 2020-11-10
CIK 763907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For quarterly period ended September 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,988,998 shares of common stock, par value $.01 per share, as of October 31, 2020.

INDEX TO QUARTERLY REPORT

FIRST UNITED CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST UNITED CORPORATION

Consolidated Statement of Financial Condition

(In thousands, except per share data)

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Cash and due from banks	$152,460	$48,512
Interest bearing deposits in banks	3,146	1,467
Cash and cash equivalents	155,606	49,979
Investment securities – available for sale (at fair value)	153,161	131,305
Investment securities – held to maturity (fair value $76,370 at September 30, 2020 and $100,656 at December 31, 2019)	69,221	93,979
Restricted investment in bank stock, at cost	4,468	4,415
Loans held for sale (at fair value)	5,211	1,749
Loans	1,192,345	1,050,369
Unearned fees	(2,900)	(687)
Allowance for loan losses	(16,189)	(12,537)
Net loans	1,173,256	1,037,145
Premises and equipment, net	37,418	38,710
Goodwill	11,004	11,004
Bank owned life insurance	43,682	43,449
Deferred tax assets	7,404	7,441
Other real estate owned, net	3,787	4,127
Operating lease asset	2,445	2,661
Accrued interest receivable and other assets	19,244	16,063
Total Assets	$1,685,907	$1,442,027
Liabilities and Shareholders’ Equity
Liabilities:
Non-interest bearing deposits	$419,935	$294,649
Interest bearing deposits	957,349	847,382
Total deposits	1,377,284	1,142,031
Short-term borrowings	52,589	48,728
Long-term borrowings	100,929	100,929
Operating lease liability	3,011	3,239
Accrued interest payable and other liabilities	20,947	20,235
Dividends payable	910	925
Total Liabilities	1,555,670	1,316,087
Shareholders’ Equity:
Common Stock – par value $0.01 per share; Authorized 25,000,000 shares; issued and outstanding 6,988,998 shares at September 30, 2020 and 7,110,022 at December 31, 2019	70	71
Surplus	29,975	32,359
Retained earnings	126,043	119,481
Accumulated other comprehensive loss	(25,851)	(25,971)
Total Shareholders’ Equity	130,237	125,940
Total Liabilities and Shareholders’ Equity	$1,685,907	$1,442,027

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Operations

(In thousands, except per share data)

	Nine Months Ended
	September 30,
	2020	2019
	(Unaudited)
Interest income
Interest and fees on loans	$39,192	$37,215
Interest on investment securities
Taxable	3,612	4,333
Exempt from federal income tax	809	771
Total investment income	4,421	5,104
Other	360	764
Total interest income	43,973	43,083
Interest expense
Interest on deposits	4,997	5,800
Interest on short-term borrowings	68	158
Interest on long-term borrowings	2,463	2,656
Total interest expense	7,528	8,614
Net interest income	36,445	34,469
Provision for loan losses	4,981	669
Net interest income after provision for loan losses	31,464	33,800
Other operating income
Net gains	2,011	185
Service charges on deposit accounts	1,439	1,652
Other service charges	517	607
Trust department	5,355	5,345
Debit card income	2,052	1,955
Bank owned life insurance	961	1,970
Brokerage commissions	713	646
Other	374	369
Total other income	11,411	12,544
Total other operating income	13,422	12,729
Other operating expenses
Salaries and employee benefits	16,244	18,644
FDIC premiums	404	337
Equipment	2,871	2,775
Occupancy	2,200	2,112
Data processing	3,155	2,979
Marketing	405	274
Professional services	2,506	776
Contract labor	480	502
Line rentals	654	641
Other real estate owned	3	1,266
Investor relations	1,160	146
Other	2,890	3,225
Total other operating expenses	32,972	33,677
Income before income tax expense	11,914	12,852
Provision for income tax expense	2,629	2,605
Net Income	$9,285	$10,247
Basic net income per share	$1.32	$1.44
Diluted net income per share	$1.32	$1.44
Weighted average number of basic shares outstanding	7,008	7,098
Weighted average number of diluted shares outstanding	7,019	7,098
Dividends declared per common share	$0.39	$0.31

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Operations

(In thousands, except per share data)

	Three Months Ended
	September 30,
	2020	2019
	(Unaudited)
Interest income
Interest and fees on loans	$12,940	$12,529
Interest on investment securities
Taxable	960	1,416
Exempt from federal income tax	276	249
Total investment income	1,236	1,665
Other	77	406
Total interest income	14,253	14,600
Interest expense
Interest on deposits	1,515	2,064
Interest on short-term borrowings	19	27
Interest on long-term borrowings	817	913
Total interest expense	2,351	3,004
Net interest income	11,902	11,596
Provision for loan losses	160	(13)
Net interest income after provision for loan losses	11,742	11,609
Other operating income
Net gains	1,176	89
Service charges on deposit accounts	447	578
Other service charges	195	225
Trust department	1,871	1,798
Debit card income	738	679
Bank owned life insurance	373	1,379
Brokerage commissions	234	205
Other	120	115
Total other income	3,978	4,979
Total other operating income	5,154	5,068
Other operating expenses
Salaries and employee benefits	5,378	6,280
FDIC premiums	201	43
Equipment	978	956
Occupancy	707	694
Data processing	1,130	984
Marketing	122	110
Professional services	602	254
Contract labor	180	171
Line rentals	216	226
Other real estate owned	6	337
Investor relations	54	36
Other	966	1,155
Total other operating expenses	10,540	11,246
Income before income tax expense	6,356	5,431
Provision for income tax expense	1,396	938
Net Income	$4,960	$4,493
Basic net income per common share	$0.70	$0.63
Diluted net income per common share	$0.70	$0.63
Weighted average number of basic shares outstanding	6,988	7,107
Weighted average number of diluted shares outstanding	6,993	7,107
Dividends declared per common share	$0.13	$0.13

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Comprehensive Income

	Nine Months Ended
	September 30,
	2020	2019
Comprehensive Income (in thousands)	(Unaudited)
Net Income	$9,285	$10,247
Other comprehensive income, net of tax and reclassification adjustments:
Net unrealized losses on investments with OTTI	(1,025)	(1,131)
Net unrealized gains on all other AFS securities	1,336	2,884
Net unrealized gains on HTM securities	548	178
Net unrealized losses on cash flow hedges	(972)	(1,040)
Net unrealized gains on pension	131	2,957
Net unrealized gains on SERP	102	62
Other comprehensive income, net of tax	120	3,910
Comprehensive income	$9,405	$14,157

	Three Months Ended
	September 30,
	2020	2019
Comprehensive Income (in thousands)	(Unaudited)
Net Income	$4,960	$4,493
Other comprehensive income/(loss), net of tax and reclassification adjustments:
Net unrealized gains/(losses) on investments with OTTI	481	(857)
Net unrealized (losses)/gains on all other AFS securities	(656)	402
Net unrealized gains on HTM securities	54	60
Net unrealized gains/(losses) on cash flow hedges	72	(239)
Net unrealized gains on pension	1,647	121
Net unrealized gains on SERP	34	20
Other comprehensive income/(loss), net of tax	1,632	(493)
Comprehensive income	$6,592	$4,000

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands, except per share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at January 1, 2020	$71	$32,359	$119,481	$(25,971)	$125,940
Net income			1,755		1,755
Other comprehensive loss				(5,632)	(5,632)
Stock based compensation		98			98
Common stock issued - 2,167 shares		52			52
Stock repurchase - 145,219 shares	(1)	(2,753)			(2,754)
Common stock dividend declared - $0.13 per share			(910)		(910)
Balance at March 31, 2020	$70	$29,756	$120,326	$(31,603)	$118,549

Net income			2,570		2,570
Other comprehensive income				4,120	4,120
Stock based compensation		71			71
Common stock issued - 3,465 shares		47			47
Common stock dividend declared - $0.13 per share			(904)		(904)
Balance at June 30, 2020	$70	$29,874	$121,992	$(27,483)	$124,453

Net income			4,960		4,960
Other comprehensive income				1,632	1,632
Stock based compensation		52			52
Common stock issued - 4,245 shares		49			49
Common stock dividend declared - $0.13 per share			(909)		(909)
Balance at September 30, 2020	$70	$29,975	$126,043	$(25,851)	$130,237

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands, except per share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at January 1, 2019	$71	$31,921	$109,477	$(24,403)	$117,066
Net income			3,151		3,151
Other comprehensive income				2,715	2,715
Stock based compensation		67			67
Common stock issued - 2,355 shares		39			39
Common stock dividend declared - $0.09 per share			(639)		(639)
Balance at March 31, 2019	$71	$32,027	$111,989	$(21,688)	$122,399

Net income			2,602		2,602
Other comprehensive income				1,688	1,688
Stock based compensation		67			67
Common stock issued - 2,147 shares		39			39
Common stock dividend declared - $0.09 per share			(640)		(640)
Balance at June 30, 2019	$71	$32,133	$113,951	$(20,000)	$126,155

Net income			4,493		4,493
Other comprehensive loss				(493)	(493)
Stock based compensation		66			66
Common stock issued - 1,891 shares		38			38
Common stock dividend declared - $0.13 per share			(920)		(920)
Balance at September 30, 2019	$71	$32,237	$117,524	$(20,493)	$129,339

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Cash Flows

(In thousands)

	Nine Months Ended
	September 30,
	2020	2019
	(Unaudited)
Operating activities
Net income	$9,285	$10,247
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,981	669
Depreciation	2,463	2,318
Stock compensation	221	200
Gains on sales of other real estate owned	(93)	(62)
Write-downs of other real estate owned	102	1,140
Originations of loans held for sale	(54,039)	(11,006)
Proceeds from sale of loans held for sale	52,057	11,073
Gains from sale of loans held for sale	(1,480)	(87)
Losses on disposal of fixed assets	151	4
Net amortization/(accretion) of investment securities discounts and premiums- AFS	212	(5)
Net amortization of investment securities discounts and premiums- HTM	225	53
Gains on sales/calls of investment securities – AFS	(622)	(1)
Gain on calls of investment securities – HTM	(60)	—
Bank owned life insurance	(961)	(1,970)
Amortization of deferred loan fees	(1,908)	(611)
Amortization of operating lease asset	216	206
Increase in accrued interest receivable and other assets	(2,624)	(6,652)
Deferred tax expense	—	1,481
Operating lease liability	(228)	(213)
Decrease in accrued interest payable and other liabilities	(96)	(691)
Net cash provided by operating activities	7,802	6,093
Investing activities
Proceeds from maturities/calls of investment securities - AFS	40,572	7,677
Proceeds from maturities/calls of investment securities - HTM	43,226	5,560
Proceeds from sales of investment securities - AFS	30,831	12,046
Purchases of investment securities - AFS	(92,440)	(14,744)
Purchases of investment securities - HTM	(18,633)	(8,207)
Proceeds from sales of other real estate owned	514	1,415
Proceeds from BOLI death benefit	728	2,125
Net (increase)/decrease in restricted stock	(53)	979
Net (increase)/decrease in loans	(139,367)	10,700
Purchases of premises and equipment	(1,322)	(2,830)
Net cash (used in)/provided by investing activities	(135,944)	14,721
Financing activities
Net increase in deposits	235,253	69,260
Issuance of common stock	148	116
Cash dividends on common stock	(2,739)	(2,199)
Net increase/(decrease) in short-term borrowings	3,861	(27,362)
Stock repurchase	(2,754)	—
Net cash provided by financing activities	233,769	39,815
Increase in cash and cash equivalents	105,627	60,629
Cash and cash equivalents at beginning of the year	49,979	23,541
Cash and cash equivalents at end of period	$155,606	$84,170
Supplemental information
Interest paid	$7,610	$8,550
Taxes paid	$625	$891
Non-cash investing activities:
Transfers from loans to other real estate owned	$183	$616
Recognition of operating lease right-of-use assets	$—	$2,730
Recognition of operating lease liabilities	$—	$3,317

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

NoteS to Consolidated Financial Statements (UNAUDITED)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of First United Corporation and its consolidated subsidiaries, including First United Bank & Trust (the “Bank”), have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 270, Interim Reporting, and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring items, have been included. Certain prior period balances have been reclassified to conform to the current period presentation. Operating results for the nine and three month periods ended September 30, 2020 are not necessarily indicative of the results that may be expected for the full year or for any future interim period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019.

As used in these notes, the terms “the Corporation” “we”, “us”, and “our” refer to First United Corporation and, unless the context clearly requires otherwise, its consolidated subsidiaries.

The Corporation has evaluated events and transactions occurring subsequent to the statement of financial condition date of September 30, 2020 for items that should potentially be recognized or disclosed in these financial statements.

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

The U.S. Government’s Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) established the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) which provides small businesses with resources to maintain payroll, hire back employees who may have been laid off, and to cover applicable overhead expenses. We continued to provide access to the PPP and process applications until the window closed on August 8, 2020. These loans are 100% guaranteed by the SBA, have up to a two year or five year maturity, provide for a nine month deferral period, and have an interest rate of 1%. These loans may be forgiven, in whole or in part, by the SBA if the borrower meets certain conditions, including by using at least 60% of the loan proceeds for payroll costs. The SBA also established processing fees from 1% to 5%, depending on the loan amount. We anticipate receiving approximately $3.5 million in deferred loan fees.

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

The CARES Act, enacted on March 27, 2020, provides that, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 pandemic declared by the President of the United States under the National Emergencies Act terminates, the Company may elect to suspend GAAP for loan modifications related to the pandemic that would otherwise be categorized as troubled debt restructurings and suspend any determination of a loan modified as a result of the effects of the pandemic as being a troubled debt restructuring, including impairment for accounting purposes.

In response to the COVID-19 pandemic, the Company developed a set of guidelines to provide relief to qualified commercial, mortgage and consumer loans customers. These guidelines, as permitted by Section 4013 of the CARES Act, provide for deferment of certain loan payments of up to 180 days to provide relief to qualified commercial, mortgage and consumer loan customers. Initial deferrals of 90 days were granted to qualified customers with the option to request a second deferral for an additional 90 days.

Loans in active modification status declined significantly during the third quarter as businesses started to open back up and begin to return to a more normal operating environment. We continue to have communication with our borrowers as there is still some uncertainty as to how long the pandemic will last.

In accordance with Section 4013 of the CARES Act, we have not accounted for such loans as TDRs, nor have we designated them as past due or nonaccrual. The following table includes data on our consumer, residential mortgage and commercial loan portfolios, including a breakdown by industry, and the percentage of the portfolio that has been modified through October 30, 2020 as a result of COVID-19. For comparative purposes, modifications reported through July 31, 2020 are included.

	Total Loans at 9/30/20 (*)			Active COVID Modifications at 10/30/20			Active COVID Modifications through 7/31/20
Industry Category	# of Loans (**)	Balance (000s)	Balance as % of Total Portfolio	# of Loans	Balance (000s)	Balance as % of Total Portfolio	# of Loans	Balance (000s)	Balance as % of Category
RE/Rental/Leasing - Non-Owner Occupied	90	$124,370	11.9%	—	$—	0.0%	25	$53,664	44.4%
RE/Rental/Leasing - All Other	320	100,358	9.6%	2	141	0.1%	43	23,562	25.2%
Construction - Developers	20	57,977	5.6%	—	—	0.0%	1	2,975	5.2%
Accommodations	33	47,857	4.6%	6	13,519	28.2%	12	33,246	70.0%
Services	207	45,926	4.4%	—	—	0.0%	26	15,539	34.9%
Health Care/Social Assistance	60	34,048	3.3%	—	—	0.0%	16	8,564	25.9%
RE/Rental/Leasing - Multifamily	107	32,204	3.1%	—	—	0.0%	24	11,447	36.9%
RE/Rental/Leasing - Developers	39	25,840	2.5%	—	—	0.0%	3	6,773	23.3%
Manufacturing	50	25,519	2.4%	—	—	0.0%	7	10,710	41.6%
Construction - All Other	268	24,199	2.3%	5	396	1.6%	19	3,142	12.2%
Prof/Scientific/Technical	108	19,820	1.9%	—	—	0.0%	25	7,521	34.1%
Trade	109	16,890	1.6%	—	—	0.0%	5	1,405	9.1%
Transportation/Warehousing	226	15,979	1.5%	—	—	0.0%	5	235	1.6%
Food Service	32	11,110	1.1%	—	—	0.0%	—	—	0.0%
Public Administration	46	10,536	1.0%	—	—	1.9%	11	3,003	31.6%
Entertainment/Recreation	24	8,341	0.8%	1	284	3.4%	6	2,626	36.3%
Agriculture	52	4,595	0.4%	—	—	0.0%	2	508	11.0%
Energy	12	1,645	0.2%	—	—	0.0%	—	—	0.0%
Total Commercial	1,803	$607,214	58.2%	14	$14,340	2.4%	230	$184,920	31.1%
Total Residential Mortgage	2,157	334,185	32.0%	16	4,508	1.2%	93	26,089	7.6%
Total Consumer	6,508	102,091	9.8%	12	403	0.5%	60	3,444	3.3%
Total Loans at September 30, 2020	10,468	$1,043,490	100.0%	42	$19,251	1.8%	383	$214,453	20.6%

(*) Excluding 1,174 PPP loans totaling $148.9 million, 1.6% including PPP loans
(**) Including active loans/lines with no outstanding balance

Note 3 – Earnings Per Common Share

Basic earnings per common share is derived by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents. Diluted earnings per share is derived by dividing net income available to common shareholders by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents, such as restricted stock units (“RSUs”). At September 30, 2020, there were RSUs relating to 5,070 shares of common stock outstanding.

The following tables set forth the calculation of basic and diluted earnings per common share for the nine and three month periods ended September 30, 2020 and 2019:

	Nine months ended September 30,
	2020			2019
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Income	Shares	Amount
Basic Earnings Per Share:

Net income	$9,285	7,008	$1.32	$10,247	7,098	$1.44

Diluted Earnings Per Share:

Net income	$9,285	7,019	$1.32	$10,247	7,098	$1.44

	Three months ended September 30,
	2020			2019
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Income	Shares	Amount
Basic Earnings Per Share:

Net income	$4,960	6,988	$0.70	$4,493	7,107	$0.63

Diluted Earnings Per Share:

Net income	$4,960	6,993	$0.70	$4,493	7,107	$0.63

Note 4 – Net Gains

The following table summarizes the gain/(loss) activity for the nine and three month periods ended September 30, 2020 and 2019:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Net gains/(losses):
Available-for-sale securities:
Realized gains	$622	$74	$575	$1
Realized losses	—	(73)	—	—
Held-to-maturity securities:
Realized gains	60	—	—	—
Gains on sale of residential mortgage loans	1,480	87	734	42
Losses on disposal of fixed assets	(151)	(4)	(133)	(3)
Net gains	$2,011	$84	$1,176	$40

Note 5 – Investments

The following table shows a comparison of amortized cost and fair values of investment securities at September 30, 2020 and December 31, 2019:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCL
September 30, 2020
Available for Sale:
U.S. government agencies	$65,942	$959	$30	$66,871	$—
Residential mortgage-backed agencies	13,037	219	93	13,163	—
Commercial mortgage-backed agencies	33,566	608	14	34,160	—
Collateralized mortgage obligations	15,226	392	—	15,618	—
Obligations of states and political subdivisions	10,159	430	—	10,589	—
Collateralized debt obligations	18,525	—	5,765	12,760	(4,235)
Total available for sale	$156,455	$2,608	$5,902	$153,161	$(4,235)
Held to Maturity:
Residential mortgage-backed agencies	$34,868	$1,157	$—	$36,025	$—
Commercial mortgage-backed agencies	11,773	615	—	12,388	—
Collateralized mortgage obligations	1,821	98	—	1,919	—
Obligations of states and political subdivisions	20,759	5,279	—	26,038	—
Total held to maturity	$69,221	$7,149	$—	$76,370	$—
December 31, 2019
Available for Sale:
U.S. government agencies	$39,987	$—	$93	$39,894	$—
Residential mortgage-backed agencies	4,917	—	17	4,900	—
Commercial mortgage-backed agencies	27,634	222	92	27,764	—
Collateralized mortgage obligations	29,903	129	109	29,923	—
Obligations of states and political subdivisions	14,124	346	—	14,470	—
Collateralized debt obligations	18,443	—	4,089	14,354	(2,835)
Total available for sale	$135,008	$697	$4,400	$131,305	$(2,835)
Held to Maturity:
U.S. government agencies	$16,164	$659	$—	$16,823	$—
Residential mortgage-backed agencies	42,939	469	155	43,253	—
Commercial mortgage-backed agencies	15,521	344	—	15,865	—
Collateralized mortgage obligations	3,140	3	—	3,143	—
Obligations of states and political subdivisions	16,215	5,357	—	21,572	—
Total held to maturity	$93,979	$6,832	$155	$100,656	$—

Proceeds from sales of available for sale securities and the realized gains and losses were as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Proceeds	$30,831	$12,046	$29,751	$6,669
Realized gains	622	74	575	1
Realized losses	—	73	—	—

The following table shows the Corporation’s investment securities with gross unrealized losses and fair values at September 30, 2020 and December 31, 2019, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrealized Losses	Number of Investments	Fair Value	Unrealized Losses	Number of Investments
September 30, 2020
Available for Sale:
U.S. government agencies	$16,420	$30	4	$—	$—	—
Residential mortgage-backed agencies	8,512	93	3	—	—
Commercial mortgage-backed agencies	16,109	14	1	—	—	—
Collateralized debt obligations	—	—	—	12,760	5,765	9
Total available for sale	$41,041	$137	8	$12,760	$5,765	9
December 31, 2019
Available for Sale:
U.S. government agencies	$24,907	$80	3	$14,987	$13	3
Residential mortgage-backed agencies	4,900	17	1	—	—	—
Commercial mortgage-backed agencies	4,623	37	2	5,793	55	3
Collateralized mortgage obligations	—	—	—	35,472	109	1
Collateralized debt obligations	—	—	—	14,354	4,089	9
Total available for sale	$34,430	$134	6	$70,606	$4,266	16
Held to Maturity:
Residential mortgage-backed agencies	$2,722	$6	3	$9,486	$149	12
Total held to maturity	$2,722	$6	3	$9,486	$149	12

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

Management believes that the valuation of certain securities is a critical accounting policy that requires significant estimates in preparation of the Corporation’s consolidated financial statements. Management utilizes an independent third party to prepare both the impairment valuations and fair value determinations for the Corporation’s collateralized debt obligation (“CDO”) portfolio consisting of pooled trust preferred securities. See Note 8 for a discussion of the methodology used by management to determine the fair values of these securities. Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that there were no securities that had credit-related non-cash OTTI charges during the first nine months of 2020 or 2019.

The Corporation does not believe that the investment securities that were in an unrealized loss position at September 30, 2020 represent other-than-temporary impairment. The Corporation does not intend to sell, nor is it anticipated that the Corporation would be required to sell, any of its impaired investment securities at a loss.

The following tables present a cumulative roll-forward of the amount of non-cash OTTI charges related to credit losses which have been recognized in earnings for the trust preferred securities in the CDO portfolio held and not intended to be sold for the nine and three month periods ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30,
(in thousands)	2020	2019
Balance of credit-related OTTI at January 1	$2,446	$2,646
Reduction for increases in cash flows expected to be collected	(151)	(149)
Balance of credit-related OTTI at September 30	$2,295	$2,497

	Three Months Ended
	September 30,
(in thousands)	2020	2019
Balance of credit-related OTTI at July 1	$2,345	$2,547
Reduction for increases in cash flows expected to be collected	(50)	(50)
Balance of credit-related OTTI at September 30	$2,295	$2,497

The amortized cost and estimated fair value of securities by contractual maturity at September 30, 2020 are shown in the following table. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2020
(in thousands)	Amortized Cost	Fair Value
Contractual Maturity
Available for Sale:
Due after one year through five years	$4,434	$4,555
Due after five years through ten years	24,821	25,745
Due after ten years	65,371	59,920
	94,626	90,220
Residential mortgage-backed agencies	13,037	13,163
Commercial mortgage-backed agencies	33,566	34,160
Collateralized mortgage obligations	15,226	15,618
Total available for sale	$156,455	$153,161
Held to Maturity:
Due after ten years	$20,759	$26,038
Residential mortgage-backed agencies	34,868	36,025
Commercial mortgage-backed agencies	11,773	12,388
Collateralized mortgage obligations	1,821	1,919
Total held to maturity	$69,221	$76,370

Note 6 – Loans and Related Allowance for Loan Losses

The following table summarizes the primary segments of the loan portfolio at September 30, 2020 and December 31, 2019:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
September 30, 2020
Individually evaluated for impairment	$3,380	$7,932	$—	$3,170	$31	$14,513
Collectively evaluated for impairment	$349,892	$119,367	$277,723	$395,539	$35,311	$1,177,832
Total loans	$353,272	$127,299	$277,723	$398,709	$35,342	$1,192,345
December 31, 2019
Individually evaluated for impairment	$3,179	$8,570	$30	$3,391	$4	$15,174
Collectively evaluated for impairment	$332,325	$109,320	$122,322	$435,033	$36,195	$1,035,195
Total loans	$335,504	$117,890	$122,352	$438,424	$36,199	$1,050,369

The increase in the commercial and industrial portfolio in the table above includes $148.9 million of PPP loans which are 100% guaranteed by the SBA and no allowance for loan loss (“ALL”) has been assigned to them.

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention and Substandard within the internal risk rating system at September 30, 2020 and December 31, 2019:

(in thousands)	Pass	Special Mention	Substandard	Total
September 30, 2020
Commercial real estate
Non owner-occupied	$165,472	$9,204	$1,772	$176,448
All other CRE	166,899	3,358	6,567	176,824
Acquisition and development
1-4 family residential construction	21,684	—	—	21,684
All other A&D	98,057	17	7,541	105,615
Commercial and industrial	260,294	5,005	12,424	277,723
Residential mortgage
Residential mortgage - term	328,232	287	6,157	334,676
Residential mortgage - home equity	63,100	—	933	64,033
Consumer	35,226	3	113	35,342
Total	$1,138,964	$17,874	$35,507	$1,192,345
December 31, 2019
Commercial real estate
Non owner-occupied	$164,584	$2,765	$1,864	$169,213
All other CRE	157,407	6,556	2,328	166,291
Acquisition and development
1-4 family residential construction	10,781	—	—	10,781
All other A&D	98,823	18	8,268	107,109
Commercial and industrial	116,221	2,896	3,235	122,352
Residential mortgage
Residential mortgage - term	364,150	59	5,597	369,806
Residential mortgage - home equity	67,143	139	1,336	68,618
Consumer	36,047	4	148	36,199
Total	$1,015,156	$12,437	$22,776	$1,050,369

The increase of $12.7 million in the substandard category from December 31, 2019 to September 30, 2020 was primarily due to two large relationships in the “All other CRE” and “Commercial and Industrial” categories.  These loans are current and well collateralized and are not considered impaired.  They were classified as substandard due to a reduction in cash flows and a slight deterioration in the borrower’s balance sheet.  The increase in the special mention category is due to the addition of three hotel loans totaling $6.5 million in the non-owner occupied category as business continues to be a reduced capacity thereby reducing cash flows. The increase in the commercial and industrial category is related to one medical profession loan.

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans at September 30, 2020 and December 31, 2019:

(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due and Accruing	Non- Accrual	Total Loans
September 30, 2020
Commercial real estate
Non owner-occupied	$176,439	$—	$—	$—	$—	$9	$176,448
All other CRE	175,906	—	—	—	—	918	176,824
Acquisition and development
1-4 family residential construction	21,684	—	—	—	—	—	21,684
All other A&D	98,157	—	—	11	11	7,447	105,615
Commercial and industrial	271,012	6,711	—	—	6,711	—	277,723
Residential mortgage
Residential mortgage - term	331,474	65	951	726	1,742	1,460	334,676
Residential mortgage - home equity	63,435	43	—	76	119	479	64,033
Consumer	35,218	58	35	—	93	31	35,342
Total	$1,173,325	$6,877	$986	$813	$8,676	$10,344	$1,192,345
December 31, 2019
Commercial real estate
Non owner-occupied	$169,180	$—	$—	$—	$—	$33	$169,213
All other CRE	165,289	—	355	—	355	647	166,291
Acquisition and development
1-4 family residential construction	10,781	—	—	—	—	—	10,781
All other A&D	98,916	—	—	135	135	8,058	107,109
Commercial and industrial	122,050	272	—	—	272	30	122,352
Residential mortgage
Residential mortgage - term	366,882	267	967	471	1,705	1,219	369,806
Residential mortgage - home equity	67,121	288	286	65	639	858	68,618
Consumer	35,834	261	46	54	361	4	36,199
Total	$1,036,053	$1,088	$1,654	$725	$3,467	$10,849	$1,050,369

The current status of commercial and industrial loans at September 30, 2020 includes $148.9 million of PPP loans.

Non-accrual loans totaled $10.3 million at September 30, 2020, compared to $10.8 million at December 31, 2019. The decrease in non-accrual balances at September 30, 2020 was primarily due to the charge-off of $1.1 million of a specific allocation attributable to the $8.3 million A&D participation loan that was added to non-accrual loans in the first quarter of 2019.  The property collateralizing the loan was acquired at foreclosure in November 2020 and was added to OREO at a carrying value of $7.2 million. During the third quarter of 2020, a purchase agreement for a parcel of acreage within the development was signed with a large warehouse franchise with an anticipated closing date in December 2020. This loan is serviced by another lender. A new appraisal is in process; however, based on the sales contract price, management re-evaluated the reserve and determined that $1.1 million of the $2.4 million specific allocation be charged off and the remaining $1.3 million reversed. Due to the continued uncertainty in the market surrounding the pandemic and increases in allowance qualitative factors, the $1.3 million was re-allocated to the collectively determined portion of the allowance. We anticipate a reduction to the OREO balance of approximately $2.0 million once the sale of the parcel is consummated (anticipated in December 2020).

Non-accrual loans that have been subject to partial charge-offs totaled $7.3 million at September 30, 2020 and $0.2 million December 31, 2019. Loans secured by 1-4 family residential real estate properties in the process of foreclosure were $0.3 million and $0.1 million at September 30, 2020 and December 31, 2019, respectively. All foreclosure and repossession activity has been temporarily suspended as a result of COVID-19. The foreclosure process on the A&D participation loan, as noted above, was imminent prior to the onset of the pandemic. As a percentage of the loan portfolio, accruing loans past due 30 days or more increased to 0.73%, including PPP loans, or 0.83% excluding PPP loans compared to 0.67% at September 30, 2019. This increase is related to one credit totaling $6.7 million which was due to a delay in the preparation of a forbearance agreement.

The following table summarizes the primary segments of the ALL at September 30, 2020 and December 31, 2019, segregated by the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
September 30, 2020
Individually evaluated for impairment	$5	$42	$—	$25	$—	$—	$72
Collectively evaluated for impairment	$5,289	$2,381	$2,184	$5,382	$381	$500	$16,117
Total ALL	$5,294	$2,423	$2,184	$5,407	$381	$500	$16,189
December 31, 2019
Individually evaluated for impairment	$9	$2,142	$—	$22	$—	$—	$2,173
Collectively evaluated for impairment	$2,873	$1,532	$1,341	$3,806	$312	$500	$10,364
Total ALL	$2,882	$3,674	$1,341	$3,828	$312	$500	$12,537

The evaluation of the need and amount of a specific allocation of the ALL and whether a loan can be removed from impairment status is made on a quarterly basis.

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required at September 30, 2020 and December 31, 2019:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
(in thousands)	Recorded Investment	Related Allowances	Recorded Investment	Recorded Investment	Unpaid Principal Balance
September 30, 2020
Commercial real estate
Non owner-occupied	$113	$5	$9	$122	$8,127
All other CRE	—	—	3,258	3,258	3,258
Acquisition and development
1-4 family residential construction	—	—	272	272	272
All other A&D	392	42	7,268	7,660	8,812
Commercial and industrial	—	—	—	—	2,214
Residential mortgage
Residential mortgage – term	744	25	1,947	2,691	2,862
Residential mortgage – home equity	—	—	479	479	493
Consumer	31	—	—	31	56
Total impaired loans	$1,280	$72	$13,233	$14,513	$26,094
December 31, 2019
Commercial real estate
Non owner-occupied	$116	$9	$33	$149	$8,224
All other CRE	—	—	3,030	3,030	3,030
Acquisition and development
1-4 family residential construction	—	—	291	291	291
All other A&D	8,219	2,142	60	8,279	8,340
Commercial and industrial	—	—	30	30	2,266
Residential mortgage
Residential mortgage – term	865	22	1,668	2,533	2,724
Residential mortgage – home equity	—	—	858	858	986
Consumer	—	—	4	4	4
Total impaired loans	$9,200	$2,173	$5,974	$15,174	$25,865

The following tables present the activity in the ALL for the nine and three month periods ended September 30, 2020 and 2019:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
ALL balance at January 1, 2020	$2,882	$3,674	$1,341	$3,828	$312	$500	$12,537
Charge-offs	—	(1,144)	(232)	(108)	(274)	—	(1,758)
Recoveries	69	29	149	66	116	—	429
Provision	2,343	(136)	926	1,621	227	—	4,981
ALL balance at September 30, 2020	$5,294	$2,423	$2,184	$5,407	$381	$500	$16,189
ALL balance at January 1, 2019	$2,780	$1,721	$1,187	$4,544	$315	$500	$11,047
Charge-offs	—	(29)	(75)	(86)	(212)	—	(402)
Recoveries	67	132	77	259	122	—	657
Provision	(162)	1,556	6	(818)	87	—	669
ALL balance at September 30, 2019	$2,685	$3,380	$1,195	$3,899	$312	$500	$11,971

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
ALL balance at July 1, 2020	$4,527	$4,498	$1,997	$5,106	$386	$500	$17,014
Charge-offs	—	(1,113)	—	(10)	(51)	—	(1,174)
Recoveries	3	7	133	18	28	—	189
Provision	764	(969)	54	293	18	—	160
ALL balance at September 30, 2020	$5,294	$2,423	$2,184	$5,407	$381	$500	$16,189
ALL balance at July 1, 2019	$2,735	$3,294	$1,147	$3,981	$319	$500	$11,976
Charge-offs	—	—	(70)	—	(76)	—	(146)
Recoveries	37	21	1	64	31	—	154
Provision	(87)	65	117	(146)	38	—	(13)
ALL balance at September 30, 2019	$2,685	$3,380	$1,195	$3,899	$312	$500	$11,971

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

The following table presents the average recorded investment in impaired loans by class and related interest income recognized for the periods indicated:

	Nine months ended			Nine months ended
	September 30, 2020			September 30, 2019
(in thousands)	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis
Commercial real estate
Non owner-occupied	$134	$6	$—	$241	$9	$—
All other CRE	3,201	109	—	4,644	113	68
Acquisition and development
1-4 family residential construction	282	9	—	232	10	—
All other A&D	8,243	9	1	6,062	12	—
Commercial and industrial	16	—	—	25	—	—
Residential mortgage
Residential mortgage – term	2,531	62	—	3,082	75	10
Residential mortgage – home equity	651	—	3	873	—	4
Consumer	18	—	—	12	—	—
Total	$15,076	$195	$4	$15,171	$219	$82

	Three months ended			Three months ended
	September 30, 2020			September 30, 2019
(in thousands)	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis
Commercial real estate
Non owner-occupied	$127	$3	$—	$201	$3	$—
All other CRE	3,278	36	—	4,773	37	68
Acquisition and development
1-4 family residential construction	276	3	—	152	1	—
All other A&D	8,158	3	—	8,085	6	—
Commercial and industrial	18	—	—	27	—	—
Residential mortgage
Residential mortgage – term	2,565	19	—	2,701	22	—
Residential mortgage – home equity	474	—	—	928	—	2
Consumer	33	—	—	7	—	—
Total	$14,929	$64	$—	$16,874	$69	$70

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

Section 4013 of the CARES Act allows financial institutions to suspend application of certain current TDRs accounting guidance under ASC 310-40 for loan modifications related to the COVID-19 pandemic made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the COVID-19 national emergency, provided certain criteria are met. This relief can be applied to loan modifications for borrowers that were not more than 30 days past due as of December 31, 2019 and to loan modifications that defer or delay the payment of principal or interest, or change the interest rate on the loan. In April 2020, federal and state banking regulators issued the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus to provide further interpretation of when a borrower is experiencing financial difficulty, specifically indicating that if the modification is either short-term (e.g., nine months) or mandated by a federal or state government in response to the COVID-19 pandemic, the borrower is not experiencing financial difficulty under ASC 310-40. The Corporation continues to prudently work with borrowers negatively impacted by the COVID-19 pandemic while managing credit risks and recognizing appropriate allowance for credit losses on its loan portfolio. See Note 2 to the financial statements included elsewhere in this report for additional information.

There were 14 and 15 loans totaling $4.0 million and $4.2 million, respectively, that were classified as TDRs at September 30, 2020 and December 31, 2019, respectively. The following tables present the volume and recorded investment in TDRs at the times they were modified, by class and type of modification that occurred during the periods indicated:

	Temporary Rate Modification		Extension of Maturity		Modification of Payment and Other Terms
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Nine months ended September 30, 2020
Commercial real estate
Non owner-occupied	—	$—	—	$—	—	$—
All other CRE	—	—	—	—	1	2,226
Acquisition and development
1-4 family residential construction	—	—	—	—	—	—
All other A&D	—	—	2	430	—	—
Commercial and industrial	—	—	—	—	—	—
Residential mortgage
Residential mortgage – term	1	46	2	457	3	356
Residential mortgage – home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	1	$46	4	$887	4	$2,582

	Temporary Rate Modification		Extension of Maturity		Modification of Payment and Other Terms
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Nine months ended September 30, 2019
Commercial real estate
Non owner-occupied	—	$—	—	$—	—	$—
All other CRE	—	—	—	—	—	—
Acquisition and development
1-4 family residential construction	—	—	—	—	—	—
All other A&D	—	—	—	—	1	227
Commercial and industrial	—	—	—	—	—	—
Residential mortgage
Residential mortgage – term	1	149	—	—	1	243
Residential mortgage – home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	1	$149	—	$—	2	$470

During the nine months ended September 30, 2020, there were no new TDRs but nine existing TDRs that had reached their modification maturity dates were re-modified. These re-modifications did not impact the ALL. During the nine months ended September 30, 2020, there were no payment defaults.

During the nine months ended September 30, 2019, there was one new TDR due to a mortgage hardship and two existing TDRs that had reached their modification maturity dates were re-modified. There was no impact to the ALL from the new TDR or the re-modifications. During the nine months ended September 30, 2019, there were no payment defaults.

	Temporary Rate Modification		Extension of Maturity		Modification of Payment and Other Terms
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Three months ended September 30, 2020
Commercial real estate
Non owner-occupied	—	$—	—	$—	—	$—
All other CRE	—	—	—	—	—	—
Acquisition and development
1-4 family residential construction	—	—	—	—	—	—
All other A&D	—	—	1	213	—	—
Commercial and industrial	—	—	—	—	—	—
Residential mortgage
Residential mortgage – term	—	—	1	227	1	111
Residential mortgage – home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	—	$—	2	$440	1	$111

	Temporary Rate Modification		Extension of Maturity		Modification of Payment and Other Terms
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Three months ended September 30, 2019
Commercial real estate
Non owner-occupied	—	$—	—	$—	—	$—
All other CRE	—	—	—	—	—	—
Acquisition and development
1-4 family residential construction	—	—	—	—	—	—
All other A&D	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Residential mortgage
Residential mortgage – term	1	149	—	—	—	—
Residential mortgage – home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	1	$149	—	$—	—	$—

During the three months ended September 30, 2020, there were no new TDRs but three existing TDRs that had reached their modification maturity dates were re-modified. These re-modifications did not impact the ALL. During the three months ended September 30, 2020, there were no payment defaults under TDRs.

During the three months ended September 30, 2019, there was one new TDR, no modifications on existing TDRs and no payment defaults. There was no impact to the ALL from the new TDR.

Note 7 - Other Real Estate Owned, net

The following table presents the components of OREO at September 30, 2020 and December 31, 2019:

(in thousands)	September 30, 2020	December 31, 2019
Commercial real estate	$2,256	$2,256
Acquisition and development	1,531	1,780
Residential mortgage	—	91
Total OREO, net	$3,787	$4,127

The following table presents the activity in the OREO valuation allowance for the nine and three month periods ended September 30, 2020 and 2019:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Balance beginning of period	$1,790	$1,988	$1,734	$2,013
Fair value write-down	102	1,140	63	312
Sales of OREO	(261)	(1,159)	(166)	(356)
Balance at end of period	$1,631	$1,969	$1,631	$1,969

The following table presents the components of OREO expenses, net, for the nine and three month periods ended September 30, 2020 and 2019:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Gains on real estate, net	$(93)	$(62)	$(72)	$(51)
Fair value write-down, net	102	1,140	63	312
Expenses, net	117	260	52	94
Rental and other income	(123)	(72)	(37)	(18)
Total OREO expense, net	$3	$1,266	$6	$337

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

Management believes that the Corporation’s valuation techniques are appropriate and consistent with the techniques used by other market participants. However, the use of different methodologies and assumptions could result in a different estimate of fair values at the reporting date. The valuation techniques used by the Corporation to measure, on a recurring basis and on a non-recurring basis, the fair value of assets as of September 30, 2020 are discussed in the paragraphs that follow.

Investments – The fair value of investments is determined using a market approach. As of September 30, 2020, the U.S. Government agencies, residential and commercial mortgage-backed securities, collateralized mortgage obligations, and state and political subdivisions bonds, excluding the tax increment financing (“TIF”) bonds, segments are classified as Level 2 within the valuation hierarchy. Their fair values were determined based upon market-corroborated inputs and valuation matrices, which were obtained through third party data service providers or securities brokers through which the Corporation has historically transacted both purchases and sales of investment securities. The TIF bonds are classified as Level 3 within the valuation hierarchy as they are not openly traded.

The collateralized debt obligation (“CDO”) segment, which consists of pooled trust preferred securities issued by banks, thrifts and insurance companies, is classified as Level 3 within the valuation hierarchy. At September 30, 2020, the Corporation owned nine trust preferred securities with an amortized cost of $18.5 million and a fair value of $12.8 million. At September 30, 2020, the market for these securities is not active and the markets for similar securities are also not active. Recent developments in the credit markets have had an negative impact on the market for CDOs. Specifically, as COVID-19 developed, which led to deteriorating performance of credit instruments, investors became less willing to buy a range of structured credit products. The result was massive spread-widening across a wide range of credit instruments, and for CDO bonds in particular. At present, it is no longer economically feasible to form new CDOs or restructure, as the market for CDO bonds has effectively disappeared. The market values for these securities or any securities other than those issued or guaranteed by the U.S. Department of the Treasury are depressed relative to historical levels. Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue. Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (a) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at September 30, 2020, (b) an income valuation approach technique (i.e. present value) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than a market approach, and (c) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management utilizes on an independent third party to prepare both the evaluations of OTTI as well as the fair value determinations for its CDO portfolio. Management believes that the valuations are adequately reflected at September 30, 2020.

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

At September 30, 2020, there has been minimal impact on the trust preferred bonds, although there has been a significant effect on several asset classes in the equity and fixed income markets related to COVID-19. A review of assumptions, as they relate to the impact of COVID-19, will be on-going through the remainder of the year.

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

For Level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2020 and December 31, 2019, the significant unobservable inputs used in the fair value measurements were as follows:

(in thousands)	Fair Value at September 30, 2020	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:
Investment Securities – available for sale	$12,760	Discounted Cash Flow	Discount Rate	LIBOR+ 5.50%
Non-recurring:
Impaired Loans	$8,198	Market Comparable Properties	Marketability Discount	10.0% - 15.0% (1) (weighted avg 14.9%)
Other Real Estate Owned	$1,284	Market Comparable Properties	Marketability Discount	15.0%

(in thousands)	Fair Value at December 31, 2019	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:
Investment Securities – available for sale	$14,354	Discounted Cash Flow	Discount Rate	LIBOR+ 4.75%
Non-recurring:
Impaired Loans	$6,995	Market Comparable Properties	Marketability Discount	10.0% - 15.0% (1) (weighted avg 12.9%)
Other Real Estate Owned	$2,571	Market Comparable Properties	Marketability Discount	10.0% - 15.0% (1) (weighted avg 12.5%)

NOTE:

(1)Range would include discounts taken since appraisal and estimated values

For assets measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2020 and December 31, 2019 are as follows:

		Fair Value Measurements at September 30, 2020 Using
	Assets/(liabilities) Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	09/30/20	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$66,871		$66,871
Residential mortgage-backed agencies	$13,163		$13,163
Commercial mortgage-backed agencies	$34,160		$34,160
Collateralized mortgage obligations	$15,618		$15,618
Obligations of states and political subdivisions	$10,589		$10,589
Collateralized debt obligations	$12,760			$12,760
Loans held for sale	$5,211		$5,211
Financial derivatives	$(1,467)		$(1,467)
Non-recurring:
Impaired loans	$8,198			$8,198
Other real estate owned	$1,284			$1,284

		Fair Value Measurements at December 31, 2019 Using
	Assets/(liabilities) Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	12/31/19	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$39,894		$39,894
Residential mortgage-backed agencies	$4,900		$4,900
Commercial mortgage-backed agencies	$27,764		$27,764
Collateralized mortgage obligations	$29,923		$29,923
Obligations of states and political subdivisions	$14,470		$14,470
Collateralized debt obligations	$14,354			$14,354
Loans held for sale	$1,749		$1,749
Financial derivatives	$(133)		$(133)
Non-recurring:
Impaired loans	$6,995			$6,995
Other real estate owned	$2,571			$2,571

There were no transfers of assets between any of the fair value hierarchy for the nine and three month periods ended September 30, 2020 or 2019.

The following tables show a reconciliation of the beginning and ending balances for fair valued assets measured on a recurring basis using Level 3 significant unobservable inputs for the nine and three month periods ended September 30, 2020 and 2019:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale
Beginning balance January 1, 2020	$14,354
Total losses realized/unrealized:
Included in other comprehensive income	(1,594)
Ending balance September 30, 2020	$12,760

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale
Beginning balance January 1, 2019	$15,277
Total losses realized/unrealized:
Included in other comprehensive income	(1,810)
Ending balance September 30, 2019	$13,467

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale
Beginning balance July 1, 2020	$11,952
Total gains realized/unrealized:
Included in other comprehensive income	808
Ending balance September 30, 2020	$12,760

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale
Beginning balance July 1, 2019	$14,872
Total losses realized/unrealized:
Included in other comprehensive loss	(1,405)
Ending balance September 30, 2019	$13,467

There were no gains or losses included in earnings attributable to the change in realized/unrealized gains or losses related to the assets for the nine and three month periods ended September 30, 2020 and 2019.

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

The following tables present fair value information about financial instruments, whether or not recognized in the Consolidated Statement of Financial Condition, for which it is practicable to estimate that value. The actual carrying amounts and estimated fair values of the Corporation’s financial instruments that are included in the Consolidated Statement of Financial Condition are as follows:

	September 30, 2020		Fair Value Measurements
	Carrying	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$152,460	$152,460	$152,460
Interest bearing deposits in banks	3,146	3,146	3,146
Investment securities - AFS	153,161	153,161		$140,401	$12,760
Investment securities - HTM	69,221	76,370		50,332	26,038
Restricted bank stock	4,468	4,468		4,468
Loans, net	1,173,256	1,175,465			1,175,465
Loans held for sale	5,211	5,211		5,211
Accrued interest receivable	6,320	6,320		6,320
Financial Liabilities:
Deposits - non-maturity	1,141,596	1,141,596		1,141,596
Deposits - time deposits	235,688	239,136		239,136
Financial derivatives	1,467	1,467		1,467
Short-term borrowed funds	52,589	52,589		52,589
Long-term borrowed funds	100,929	103,338		103,338
Accrued interest payable	417	417		417

	December 31, 2019		Fair Value Measurements
	Carrying	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$48,512	$48,512	$48,512
Interest bearing deposits in banks	1,467	1,467	1,467
Investment securities - AFS	131,305	131,305		$116,951	$14,354
Investment securities - HTM	93,979	100,656		79,084	21,572
Restricted bank stock	4,415	4,415		4,415
Loans, net	1,038,894	1,037,032			1,037,032
Loans held for sale	1,749	1,749		1,749
Accrued interest receivable	4,116	4,116		4,116
Financial Liabilities:
Deposits - non-maturity	888,141	888,141		888,141
Deposits - time deposits	253,890	256,227		256,227
Financial derivative	133	133		133
Short-term borrowed funds	48,728	48,728		48,728
Long-term borrowed funds	100,929	100,848		100,848
Accrued interest payable	499	499		499

Note 9 – Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive loss for the 12 months ended December 31, 2019, the three months ended March 31, June 30 and September 30, 2020:

(in thousands)	Investment securities- with OTTI AFS	Investment securities- all other AFS	Investment securities- HTM	Cash Flow Hedge	Pension Plan	SERP	Total
Accumulated OCL, net:
Balance – January 1, 2019	$(1,899)	$(3,601)	$(1,131)	$773	$(18,017)	$(528)	$(24,403)
Other comprehensive income/(loss) before reclassifications	(497)	2,748	—	(858)	(3,189)	(730)	(2,526)
Amounts reclassified from accumulated other comprehensive loss	(146)	—	232	—	789	83	958
Balance – December 31, 2019	$(2,542)	$(853)	$(899)	$(85)	$(20,417)	$(1,175)	$(25,971)
Other comprehensive income/(loss) before reclassifications	(1,188)	1,384	—	(963)	(5,177)	—	(5,944)
Amounts reclassified from accumulated other comprehensive loss	(37)	—	53	—	262	34	312
Balance - March 31, 2020	$(3,767)	$531	$(846)	$(1,048)	$(25,332)	$(1,141)	$(31,603)
Other comprehensive income/(loss) before reclassifications	(244)	642	—	(81)	3,137	—	3,454
Amounts reclassified from accumulated other comprehensive loss	(37)	(34)	441	—	262	34	666
Balance - June 30, 2020	$(4,048)	$1,139	$(405)	$(1,129)	$(21,933)	$(1,107)	$(27,483)
Other comprehensive income/(loss) before reclassifications	518	(235)	—	72	1,385	—	1,740
Amounts reclassified from accumulated other comprehensive loss	(37)	(421)	54	—	262	34	(108)
Balance - September 30, 2020	$(3,567)	$483	$(351)	$(1,057)	$(20,286)	$(1,073)	$(25,851)

The following tables present the components of other comprehensive income/(loss) for the nine and three month periods ended

September 30, 2020 and 2019:

Components of Other Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the nine months ended September 30, 2020
Available for sale (AFS) securities with OTTI:
Unrealized holding losses	$(1,249)	$335	$(914)
Less: accretable yield recognized in income	151	(40)	111
Net unrealized losses on investments with OTTI	(1,400)	375	(1,025)
Available for sale securities – all other:
Unrealized holding gains	2,446	(655)	1,791
Less: gains recognized in income	622	(167)	455
Net unrealized gains on all other AFS securities	1,824	(488)	1,336
Held to maturity securities:
Unrealized holding gains	—	—	—
Less: gains recognized in income	60	(16)	44
Less: amortization recognized in income	(809)	217	(592)
Net unrealized gains on HTM securities	749	(201)	548
Cash flow hedges:
Unrealized holding losses	(1,335)	363	(972)
Pension Plan:
Unrealized net actuarial loss	(895)	240	(655)
Less: amortization of unrecognized loss	(1,074)	288	(786)
Net pension plan liability adjustment	179	(48)	131
SERP:
Unrealized net actuarial loss	—	—	—
Less: amortization of unrecognized loss	(141)	38	(103)
Less: amortization of prior service costs	2	(1)	1
Net SERP liability adjustment	139	(37)	102
Other comprehensive income	$156	$(36)	$120

Components of Other Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the nine months ended September 30, 2019
Available for sale (AFS) securities with OTTI:
Unrealized holding losses	$(1,401)	$380	$(1,021)
Less: accretable yield recognized in income	149	(39)	110
Net unrealized losses on investments with OTTI	(1,550)	419	(1,131)
Available for sale securities – all other:
Unrealized holding gains	3,957	(1,072)	2,885
Less: gains recognized in income	1	—	1
Net unrealized gains on all other AFS securities	3,956	(1,072)	2,884
Held to maturity securities:
Unrealized holding gains	—	—	—
Less: amortization recognized in income	(243)	65	(178)
Net unrealized gains on HTM securities	243	(65)	178
Cash flow hedges:
Unrealized holding losses	(1,427)	387	(1,040)
Pension Plan:
Unrealized net actuarial gain	3,250	(881)	2,369
Less: amortization of unrecognized loss	(807)	219	(588)
Net pension plan liability adjustment	4,057	(1,100)	2,957
SERP:
Unrealized net actuarial loss	—	—	—
Less: amortization of unrecognized loss	(87)	23	(64)
Less: amortization of prior service costs	2	—	2
Net SERP liability adjustment	85	(23)	62
Other comprehensive income	$5,364	$(1,454)	$3,910

Components of Other Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the three months ended September 30, 2020
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$708	$(190)	$518
Less: accretable yield recognized in income	50	(13)	37
Net unrealized gains on investments with OTTI	658	(177)	481
Available for sale securities – all other:
Unrealized holding losses	(321)	86	(235)
Less: gains recognized in income	575	(154)	421
Net unrealized losses on all other AFS securities	(896)	240	(656)
Held to maturity securities:
Unrealized holding gains	—	—	—
Less: amortization recognized in income	(74)	20	(54)
Net unrealized gains on HTM securities	74	(20)	54
Cash flow hedges:
Unrealized holding gains	90	(18)	72
Pension Plan:
Unrealized net actuarial gain	1,891	(506)	1,385
Less: amortization of unrecognized loss	(358)	96	(262)
Net pension plan liability adjustment	2,249	(602)	1,647
SERP:
Unrealized net actuarial loss	—	—	—
Less: amortization of unrecognized loss	(47)	13	(34)
Less: amortization of prior service costs	1	(1)	—
Net SERP liability adjustment	46	(12)	34
Other comprehensive income	$2,221	$(589)	$1,632

Components of Other Comprehensive Loss (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the three months ended September 30, 2019
Available for sale (AFS) securities with OTTI:
Unrealized holding losses	$(1,126)	$306	$(820)
Less: accretable yield recognized in income	50	(13)	37
Net unrealized losses on investments with OTTI	(1,176)	319	(857)
Available for sale securities – all other:
Unrealized holding gains	552	(149)	403
Less: gains recognized in income	1	—	1
Net unrealized gains on all other AFS securities	551	(149)	402
Held to maturity securities:
Unrealized holding gains	—	—	—
Less: amortization recognized in income	(82)	22	(60)
Net unrealized gains on HTM securities	82	(22)	60
Cash flow hedges:
Unrealized holding losses	(329)	90	(239)
Pension Plan:
Unrealized net actuarial loss	(103)	28	(75)
Less: amortization of unrecognized loss	(269)	73	(196)
Net pension plan liability adjustment	166	(45)	121
SERP:
Less: amortization of unrecognized loss	(29)	8	(21)
Less: amortization of prior service costs	1	—	1
Net SERP liability adjustment	28	(8)	20
Other comprehensive loss	$(678)	$185	$(493)

The following table presents the details of amounts reclassified from accumulated other comprehensive loss for the nine and three month periods ended September 30, 2020 and 2019:

Amounts Reclassified from	Nine Months Ended
Accumulated Other Comprehensive Loss	September 30,		Affected Line Item in the Statement
(in thousands)	2020	2019	Where Net Income is Presented
Net unrealized gains on available for sale investment securities with OTTI:
Accretable yield	151	149	Interest income on taxable investment securities
Taxes	(40)	(39)	Provision for income tax expense
	$111	$110	Net of tax
Net unrealized gains on available for sale investment securities - all others:
Gains on sales	$622	$1	Net gains
Taxes	(167)	—	Provision for income tax expense
	$455	$1	Net of tax
Net unrealized losses on held to maturity securities:
Amortization	$(809)	$(243)	Interest income on taxable investment securities
Gains on calls	60	—	Net gains
Taxes	201	65	Provision for income tax expense
	$(548)	$(178)	Net of tax
Net pension plan liability adjustment:
Amortization of unrecognized loss	$(1,074)	$(807)	Other Expense
Taxes	288	219	Provision for income tax expense
	$(786)	$(588)	Net of tax
Net SERP liability adjustment:
Amortization of unrecognized loss	$(141)	$(87)	Other Expense
Amortization of prior service costs	2	2	Salaries and employee benefits
Taxes	37	23	Provision for income tax expense
	$(102)	$(62)	Net of tax
Total reclassifications for the period	$(870)	$(717)	Net of tax

Amounts Reclassified from	Three Months Ended
Accumulated Other Comprehensive Loss	September 30,		Affected Line Item in the Statement
(in thousands)	2020	2019	Where Net Income is Presented
Net unrealized gains on available for sale investment securities with OTTI:
Accretable Yield	$50	$50	Interest income on taxable investment securities
Taxes	(13)	(13)	Provision for income tax expense
	$37	$37	Net of tax
Net unrealized gains on available for sale investment securities - all others:
Gains on sales	$575	$1	Net gains
Taxes	(154)	—	Provision for income tax expense
	$421	$1	Net of tax
Net unrealized losses on held to maturity securities:
Amortization	$(74)	$(82)	Interest income on taxable investment securities
Taxes	20	22	Provision for income tax expense
	$(54)	$(60)	Net of tax
Net pension plan liability adjustment:
Amortization of unrecognized loss	$(358)	$(269)	Other expense
Taxes	96	73	Provision for income tax expense
	$(262)	$(196)	Net of tax
Net SERP liability adjustment:
Amortization of unrecognized loss	$(47)	$(29)	Other expense
Amortization of prior service costs	1	1	Salaries and employee benefits
Taxes	12	8	Provision for income tax expense
	$(34)	$(20)	Net of tax
Total reclassifications for the period	$108	$(238)	Net of tax

Note 10 – Borrowed Funds

The following is a summary of short-term borrowings with original maturities of less than one year:

(Dollars in thousands)	Nine Months Ended September 30, 2020	Year Ended December 31, 2019
Securities sold under agreements to repurchase:
Outstanding at end of period	$52,589	$48,728
Weighted average interest rate at end of period	0.18%	0.23%
Maximum amount outstanding as of any month end	$52,589	$50,345
Average amount outstanding	$43,895	$39,778
Approximate weighted average rate during the period	0.21%	0.28%

At September 30, 2020, the repurchase agreements were secured by $75.8 million in investment securities issued by government related agencies. A minimum of 102% of fair value is pledged against account balances.

At September 30, 2020, the long-term advances from the Federal Home Loan Bank of Atlanta (“FHLB”) were secured by $209.0 million in loans.

Note 11 – Employee Benefit Plans

The following tables present the components of the net periodic pension plan cost for First United Corporation’s noncontributory Defined Benefit Pension Plan (the “Pension Plan”) and the Bank’s Defined Benefit Supplemental Executive Retirement Plan (“Defined Benefit SERP”) for the periods indicated:

Pension Plan	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Service cost	$169	$199	$57	$66
Interest cost	1,219	1,311	406	437
Expected return on assets	(2,661)	(2,292)	(887)	(764)
Amortization of net actuarial loss	1,074	807	358	269
Net pension (credit)/expense included in employee benefits and other expense	$(199)	$25	$(66)	$8

Defined Benefit SERP	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Service cost	$93	$71	$31	$24
Interest cost	201	247	67	82
Amortization of recognized loss	141	87	47	29
Amortization of prior service cost	(2)	(2)	(1)	(1)
Net Defined Benefit SERP expense included in employee benefits and other expense	$433	$403	$144	$134

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

The Corporation will assess the need for future annual contributions to the pension plan based upon its funded status and an evaluation of the future benefits to be provided thereunder. A contribution of $1.0 million was made to the Pension Plan during the first nine months of 2020. The Corporation expects to fund the annual projected benefit payments for the Defined Benefit SERP from operations.

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

In January 2018, the Board approved discretionary contributions to four participants totaling $119,252. The contributions vested on December 31, 2019. In January 2019, the Board of Directors of First United Corporation approved discretionary contributions to four participants totaling $123,179. The Corporation recorded $36,020 and $44,719 of related compensation expense for the first nine months of 2020 and 2019, respectively, related to these contributions. The Corporation recorded $12,007 and $14,906 of related compensation expense for the third quarters of 2020 and 2019, respectively, related to these contributions. In January 2020, the Board approved discretionary contributions to four participants totaling $126,058. The Corporation recorded $47,272 of related compensation for the first nine months of 2020 and $15,757 for the third quarter of 2020 related to these contributions. Each of the above annual contributions has a two year vesting period.

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

Stock based awards were made to non employee directors in June 2020 pursuant to First United Corporation’s director compensation policy. Each director receives an annual retainer of 1,000 shares of First United Corporation common stock, plus $10,000 to be paid, at the director’s election, in cash or additional shares of common stock. In June 2020, a total of 13,160 fully vested shares of common stock were issued to directors, which had a grant date fair market value of $14.52 per share. Director stock compensation expense was $158,795 for the nine months ended September 30, 2020 and $200,594 for the nine months ended September 30, 2019. Director stock compensation expense was $52,114 for the three months ended September 30, 2020 and $66,893 for the three months ended September 30, 2019.

Restricted Stock Units

On March 26, 2020, pursuant to the recently adopted Long Term Incentive Plan (the "LTIP"), the Compensation Committee (the "Committee") of the Corporation granted restricted stock units (“RSU”) to the Corporation's principal executive officer, its principal financial officer, and certain of its other executive officers. An RSU contemplates the issuance of shares of common stock of the Corporation if and when the RSU vests.

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

In the first quarter of 2020, RSUs relating to 25,004 shares of common stock (target level) were granted, which had a grant date fair market value of $12.54 per share of common stock underlying each RSU. Stock compensation expense was $93,727 for the first nine months of 2020 and $31,243 for the third quarter of 2020. Compensation expense related to unvested units was $219,797.

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

In March 2016, the Corporation entered into four interest rate swap contracts totaling $30.0 million notional amount, hedging future cash flows associated with floating rate trust preferred debt. These contracts include a three year $5.0 million contract that matured on September 17, 2019, a five year $5.0 million contract that matures on March 17, 2021, a seven year $5.0 million contract that matures on March 17, 2023 and a 10 year $15.0 million contract that matures on March 17, 2026.

The fair value of the interest rate swap contracts was $(1.5) million and $(133) thousand at September 30, 2020 and December 31, 2019, respectively.

For the nine months ended September 30, 2020, the Corporation recorded a decrease in the value of the derivatives of $1.3 million and the related deferred tax of $363 thousand in net accumulated other comprehensive loss to reflect the effective portion of cash flow hedges. ASC Subtopic 815-30 requires the net accumulated other comprehensive loss to be reclassified to earnings if the hedge becomes ineffective or is terminated. There was no hedge ineffectiveness recorded for the nine months ended September 30, 2020. The Corporation does not expect any losses relating to these hedges to be reclassified into earnings within the next 12 months.

Interest rate swap agreements are entered into with counterparties that meet established credit standards and the Corporation believes that the credit risk inherent in these contracts is not significant as of September 30, 2020.

The table below discloses the impact of derivative financial instruments on the Corporation’s Consolidated Financial Statements for the nine and three month periods ended September 30, 2020 and 2019.

Derivative in Cash Flow Hedging Relationships
(in thousands)	Amount of gain or (loss) recognized in OCI on derivative (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion) (a)	Amount of gain or (loss) recognized in income or derivative (ineffective portion and amount excluded from effectiveness testing) (b)
Interest rate contracts:
Nine months ended:
September 30, 2020	$(972)	$—	$—
September 30, 2019	(1,040)	—	—
Three months ended:
September 30, 2020	$72	$—	$—
September 30, 2019	(239)	—	—

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

The following table presents the assets and liabilities subject to an enforceable master netting arrangement or repurchase agreements at September 30, 2020 and December 31, 2019.

				Gross Amounts Not Offset in the Statement of Condition
(in thousands)	Gross Amounts of Recognized (Assets)/ Liabilities	Gross Amounts Offset in the Statement of Condition	Net Amounts of (Assets)/ Liabilities Presented in the Statement of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
September 30, 2020
Interest Rate Swap Agreements	$1,467	$—	$1,467	$(1,467)	$2,000	$—
Repurchase Agreements	$52,589	$—	$52,589	$(52,589)	$—	$—
December 31, 2019
Interest Rate Swap Agreements	$133	$—	$133	$(133)	$—	$—
Repurchase Agreements	$48,728	$—	$48,728	$(48,728)	$—	$—

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

Management notes that the emergence of COVID-19 as a global pandemic during the first nine months of 2020 has resulted in significant deterioration in general economic conditions and has caused a deterioration in the environment in which the Corporation operates. This uncertainty has resulted in a significant decreases in the market prices for the stock of institutions in the financial services industry, including the Corporation.  Based on the totality of the circumstances and the impact of the economic conditions on the stock price, the events more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. As such, a quantitative analysis of the fair value of the Corporation as of September 30, 2020 was performed.

We utilized an independent third party in our analysis which considered both income and market approaches. The income approach used a discounted cash flow analysis based on a five-year forecast of results, including potential cost synergies a buyer would consider. The market approaches took into account the fair value of comparable companies (public guideline companies) as well as the Corporation’s current stock price adjusted for a control premium. We assigned weightings of 50% to the income approach, 40% to the public guideline companies’ result and 10% to the Corporation’s stock price with control premium result. The results indicated the Corporation’s fair value exceeded its carrying value by approximately 3% and no impairment was recognized.

The assumptions used in the impairment test of goodwill are susceptible to change based on changes in economic conditions and other factors, including our stock price. Any change in the assumptions which we utilize to determine the carrying value of goodwill could adversely impact our results of operations.

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

At September 30, 2020, the Corporation’s total assets were $1.7 billion, net loans were $1.2 billion, and deposits were $1.4 billion. Shareholders’ equity at September 30, 2020 was $130.2 million.

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

Goodwill

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles - Goodwill and Other, provides guidance on the accounting and reporting of goodwill subsequent to its acquisition. The $11.0 million recorded as goodwill at September 30, 2020 is primarily related to the 2003 acquisition of certain branches.

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

The Corporation performs its annual goodwill assessment each December. However, management notes that the emergence of COVID-19 as a global pandemic during the first nine months of 2020 has resulted in significant deterioration in the general economic conditions and has caused a deterioration in the environment in which the Corporation operates.  The reduction in interest rates and the resultant impact to margin, the impact of full and partial closures on business clients leading to loss of jobs for consumers and reduced cash flow for businesses, the execution of Paycheck Protection Program (“PPP”) loans and modifications, and the inflow of deposits as customers flock to safety are all signs indicative of the economic and industry stress.  While the Corporation’s core income has remained strong year to date due to PPP fees, mortgage banking and steady net interest income, the provision expense has increased as the risk inherent in the loan portfolio has been recognized through changing qualitative factors. The full impact to earnings in the banking industry and to the Corporation specifically, remains uncertain as there have been a multitude of government plans implemented during the second quarter of 2020 aimed at providing financial assistance to businesses.  However, the stock price for the Corporation has been negatively impacted, as has been the case with stock prices of the Corporation’s peers.   Based on the totality of the circumstances and

the impact of the economic conditions on the stock price, management concluded that it is more likely than not that the fair value of a reporting unit is less than its carrying amount and engaged an independent third party to perform the quantitative analysis of comparing the fair value of the Corporation to its carrying value, including goodwill.

The quantitative assessment of goodwill was performed utilizing a discounted cash flow analysis (“income approach”) and estimates of selected market information (“market approach”). The income approach measures the fair value of an interest in a business by discounting expected future cash flows to present value. One market approach takes into consideration the fair values of comparable companies operating in similar lines of business that are potentially subject to similar economic and environmental factors and could be considered reasonable investment alternatives. The second market approach considered the Corporation’s current stock price adjusted for a control premium. The results of the income approach were weighted at 50% while the results of the market approaches were weighted 40% and 10%, respectively. The results of the quantitative impairment analysis indicated that the Corporation’s fair value exceeded the carrying value by approximately 3%.

.

The assumptions used in the impairment test of goodwill are susceptible to change based on changes in economic conditions and other factors, including our stock price. Any change in the assumptions which we utilize to determine the carrying value of goodwill could adversely impact our results of operations.

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

•On March 19, communicated the closure of our branch lobbies and promoted the use of drive up facilities as well as our robust digital banking platform

•During the month of October, we reopened our community office lobbies while maintaining proper safety controls.

•Regular and up-to-date communication:

oWeekly COVID-19 update calls with internal Pandemic Team

oWeekly emails to all associates with international, national and state specific updates

oWeekly Teams meetings with all associates to ensure continued interaction for those associates still working remotely

oRegularly updated website with helpful links to keep our customers well-informed at www.mybank.com

•Relieved the financial pressure for customers:

oWaived certificates of deposit early withdrawal penalties and overdraft fees, on a case by case basis, for non-sufficient funds

oTemporarily waived positive pay/Treasury Management fees for new customer signup for fraud prevention

oImplemented loan modifications and deferral programs for eligible consumer and commercial loan customers experiencing hardships; See Note 2 for more details

oTemporarily suspended repossession and foreclosure activity

oContinued frequent communication with associates and borrowers, keeping them apprised of changing regulations regarding PPP loan forgiveness

Paycheck Protection Program

The U.S. Government’s Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) established the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) which provides small businesses with resources to maintain payroll, hire back employees who may have been laid off, and to cover applicable overhead expenses. We acted expeditiously to prepare our associates so they could guide our customers on the proper procedures necessary to enable them to take advantage of this program. We developed an SBA PPP specific information site within our website that provided detailed information, links and materials for eligible customers to access. Internally, we reallocated resources to review, process and data enter customer applications, working tirelessly over extended hours to provide access to as many local business owners as possible. As of September 30, 2020, we have funded 1,174 loan applications for approximately $148.9 million. These loans are 100% guaranteed by the SBA, have up to a two or five year maturity, provide for a nine month deferral period, and have an interest rate of 1%. These loans may be forgiven, in whole or in part, by the SBA if the borrower meets certain conditions, including by using at least 60% of the loan proceeds for payroll costs. The SBA also established processing fees from 1% to 5%, depending on the loan amount. We anticipate recognizing approximately $3.5 million in deferred loan fees.

In April 2020, the Bank established eligibility to participate in the Paycheck Protection Program Liquidity Facility (“PPPLF”) which was established by Congress and administered by the Federal Reserve Bank. This facility uses the SBA guaranteed PPP loans as collateral, offering 100% collateral coverage with no recourse to the Bank. The Bank’s board of directors and management team believe that it is prudent to maintain our existing liquidity facilities available for our contingency funding plan given the current economic conditions. The majority of the PPP loan disbursements have been to internal, non-interest-bearing accounts awaiting use by borrowers. As a result, we have not yet accessed the PPPLF, but are prepared to utilize the fund if and when management determines the timing is appropriate.

During the second quarter of 2020, the Bank was approved to participate in the Main Street Lending Program established by the Federal Reserve. This program supports lending to small and medium-sized businesses and non-profit organizations that were in sound financial condition before the onset of the COVID-19 pandemic.

During the third quarter of 2020, the Bank implemented forgiveness processes to assist our borrowers with applications. Communication with the associates and borrowers was a focus as we helped them through this process. As of October 26, 2020, 51 loans, or 4.4%, of total PPP loans, have been approved by SBA, 123 loans, or 10.5%, of total PPP loans, have been submitted and pending SBA validation, and an additional 76 loans, or 6.5% of total PPP loans, are under review at the Bank.

Liquidity Sources

Management has reviewed its Liquidity Contingency Funding Plan in preparation of funding needs as it relates to the COVID-19 pandemic. As of September 30, 2020, the Corporation had approximately $145.0 million in unsecured lines of credit with its correspondent banks, $1.1 million with the Federal Reserve Discount Window, and approximately $137.5 million of secured borrowings with the Federal Home Loan Bank of Atlanta (“FHLB”). Additionally, the Corporation has access to the brokered certificates of deposit market.

As noted above, the Corporation is eligible to access the PPPLF when it is deemed appropriate.

Capital

The Corporation’s and the Bank’s capital ratios are strong, and both institutions are considered to be well-capitalized by applicable regulatory measures.

SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data for the nine month periods ended September 30, 2020 and 2019 and is qualified in its entirety by the detailed information and unaudited financial statements, including the notes thereto, included elsewhere in this quarterly report.

	As of or for the nine months ended
	September 30,
	2020	2019
Per Share Data
Basic net income per common share	$1.32	$1.44
Diluted net income per common share	$1.32	$1.44
Basic book value per common share	$18.63	$18.20
Diluted book value per common share	$18.62	$18.20
Significant Ratios
Return on Average Assets (a)	0.79%	0.97%
Return on Average Equity (a)	9.87%	10.96%
Average Equity to Average Assets	10.61%	8.82%

Note: (a) Annualized

RESULTS OF OPERATIONS

Overview

Consolidated net income was $9.3 million for the nine months ended September 30, 2020 compared to $10.2 million for the nine months ended September 30, 2019. Basic and diluted net income per share for the first nine months of 2020 were both $1.32, compared to basic and diluted net income per share of $1.44 for the same period of 2019, an 8.3% decrease. The decrease in earnings was primarily due to an increase in the provision for loan losses of $4.3 million, offset by an increase in net interest income of $2.0 million, an increase of $0.7 million in other operating income, including gains, and a decrease in other operating expenses of $0.7 million. The increase in provision expense for the first nine months of 2020 was driven by an increase in the qualitative factors reflecting the uncertainty of the economic environment related to the COVID-19 health crisis and its impact on our borrowers. Of the $5.0 million expense for the first nine months, $4.4 million was related to qualitative factor adjustments and $0.6 million was related to loan growth and the change in mix at higher reserve factors. The net interest margin, on a FTE basis, declined for the nine months ended September 30, 2020 to 3.43% compared to 3.67% at September 30, 2019.

The provision for loan losses was $5.0 million for the nine month period ended September 30, 2020 and $0.7 million for the nine month period ended September 30, 2019. The increase in provision expense for the first nine months of 2020 was due to the uncertainty of the economic environment related to the COVID-19 health crisis. Of the $5.0 million expense for the nine months ended September 30, 2020, $4.4 million is related to qualitative factor adjustments and $0.6 million is related to loan growth and a change in mix of loans at higher reserve factors.

Net interest income, on a non-GAAP, FTE basis, increased $2.0 million (5.7%) during the nine months ended September 30, 2020 when compared to the nine months ended September 30, 2019 due to a $0.9 million (2.1%) increase in interest income. Interest expense decreased $1.1 million when compared to the same time period of 2019, despite an increase in average balances of $62.8 million. The net interest margin for the nine months ended September 30, 2020 was 3.43%, compared to 3.67% for the nine months ended September 30, 2019. The impact of average balances of PPP loans of approximately $91.0 million, offset by the $1.5 million of interest and fees related to these loans, had a negative impact on the margin of approximately 9 basis points. The margin was also negatively impacted by the 2.25% drop in the Fed Funds rate since August of 2019, which resulted in loan production and loans repricing at lower rates. The foregoing factors resulted in a decrease of approximately 16 basis points in the loan yield when compared to the nine months ended September 30, 2019.

Comparing the nine months ended September 30, 2020 to the same period of 2019, the increase in interest income was due to a $2.0 million increase in interest and fees on loans. Excess cash balances attributable to deposit growth were invested at the lower Fed Funds rate, which negatively impacted interest income for the nine months ended September 30, 2020. The increase in interest and fees on loans was due primarily to an increase in average balances of $136.6 million, primarily driven by the PPP loans but offset by the declining yield. The rate earned on the loan portfolio decreased by 37 basis points as a result of the significant decline in the rate environment over the past year and the high volume of PPP loans at the low 1.00% interest rate as noted above. Additionally, the average balance of the investment portfolio decreased by $9.3 million due primarily to calls and sales of securities. The rate earned on investments decreased by 26 basis points due to the calls as well as the reduced rate on the adjustable rate trust preferred collateralized debt obligations (“CDO”) portfolio.

Interest expense on our interest-bearing liabilities decreased $1.1 million during the nine months ended September 30, 2020 when compared to 2019 due to continued rate reductions on our deposit products in response to the declining rate environment, particularly our money market products. The average balance of money market accounts increased $51.1 million during the first nine months of 2020 when compared to the same period of 2019, while the rate on these accounts decreased by 34 basis points. We continue to monitor the rate environment in our markets and have been able to proactively reduce rates on our deposit products to mitigate the reduced interest income on our loan portfolio. Average growth of $93.9 million in our non-interest bearing accounts benefited our overall cost of deposits. Deposit growth was attributable to PPP funding and organic deposit growth in low cost core deposits with existing customers as well as new relationship customers through the first nine months of 2020.

Other operating income, including gains, increased $0.7 million for the nine months ended September 30, 2020 when compared to 2019. The increase was primarily attributable to the $1.8 million increase in net gains offset by a $1.0 million decline in Bank Owned Life Insurance (“BOLI”) income due to the receipt of $1.1 million death benefits in the third quarter of 2019. Service charge income, primarily NSF income, decreased as the consumer and business overdraft activity decreased in the first nine months quarter of 2020 due to reduced consumer spending as well as the receipt of stimulus and PPP funding. The increase in net gains was a result of increased fees on the sale of loans related to the high volume of mortgage refinancing activity due to historically low rates, as well as gains on the sale of investments. As prepayment speeds on investments held for sale were elevated due to the low rate environment and the investments were prepaying at par, we made the decision to capture $0.6 million in gains on the sale of these investments. Trust and brokerage income remained stable, impacted by market volatility early in the year which impacted fees that are directly related to the value of assets under management. Debit card income was stable for the nine months ended September 30, 2020 when compared to the same period of 2019 despite reduced consumer spending.

Other operating expenses decreased $0.7 million for the nine months ended September 30, 2020 when compared to the same period of 2019. Salaries and benefits decreased $2.4 million, primarily due to the $1.7 million salary expense offset related to loan originations, primarily related to PPP loans, as well as reduced headcount resulting from the voluntary separation program implemented in the fourth quarter of 2019 and reduced life and health insurance costs. These reductions offset the annual merit increases awarded to our associates in April 2020. Federal Deposit Insurance Corporation premiums increased slightly due to credits received on quarterly assessments in 2019. Equipment, occupancy and technology expenses increased $0.4 million when compared to the nine months ended September 30, 2019 due to final branch modernizations placed into service in the fourth quarter of 2019 and the first quarter of 2020. Professional services increased $1.7 million as a result of increased legal and professional expenses due to costs related to the 2020 annual meeting of shareholders (the “2020 Meeting”) and related proxy contest. Investor relations expenses increased $1.0 million, which also related to the 2020 Meeting and related proxy contest. OREO expenses decreased $1.3 million due to valuation allowance write-downs in 2019. Increased marketing, consulting, fraud expenses and Visa processing fees were offset by reductions in schools and seminars, contributions, dues and licenses, office supplies, mileage, contract labor, business related meals and other employee benefits expenses, most of which were related to limited operations as a result of the pandemic and management’s continued focus on cost savings and efficiencies.

Consolidated net income was $5.0 million for the third quarter of 2020 compared to $4.5 million for the third quarter of 2019. Basic and diluted net income per common share for the third quarter of 2020 were both $0.70, compared to basic and diluted net income per common share of $0.63 for the third quarter of 2019. Net interest income increased slightly by $0.3 million when comparing the third quarter of 2020 to the third quarter of 2019. The increase in net interest income was due to the decrease in interest expense of $0.7 million, offset by a decrease in interest income of $0.3 million when comparing the third quarters of 2020 and 2019. Other operating income for the third quarter of 2020 decreased by approximately $1.0 million when compared to the same period of 2019. Service charge income, particularly non-sufficient funds (“NSF”) income, declined as a result of significantly reduced overdraft activity during the third quarter of 2020 when compared to the third quarter of 2019. Trust and brokerage income increased slightly due to increased production and market values on assets under management. These increases were offset by the reduction in BOLI income due to the receipt of $1.1 million in death benefits in the third quarter of 2019. Net gains increased $1.1 million when comparing the third quarter of 2020 to the third quarter of 2019. As prepayment speeds were elevated due to the low rate environment and investments were prepaying at par, we made the decision to capture $0.6 million in gains on the sale of investments. Higher levels of gains of approximately $0.7 million on the sale of mortgage loans to the secondary market, related to the high volume of refinancing activity at historically low rates, continued during the third quarter of 2020. Other operating expenses decreased by $0.7 million when comparing the third quarter of 2020 to the third quarter of 2019. This decrease was driven by the decrease in salaries and benefits related to reduced due to reduced headcount, reduced health insurance costs and the salary costs associated with loan originations. Other miscellaneous expenses, such as contributions, office supplies, travel and lodging, schools and seminars, mileage and business-related meals, declined as a result of limitations imposed due to the pandemic. These decreases were offset by an increase in data processing fees and increased legal expenses. The net interest margin for the third quarter of 2020 and the third quarter of 2019, on an FTE basis, was 3.12% and 3.62%, respectively. The reduced margin was attributable to lower loan yields and increased cash levels.

The provision for loan losses was $0.2 million for the third quarter of 2020 and $(13) thousand for the third quarter of 2019. Specific allocations have been made for impaired loans where management has determined that the collateral supporting the loans is not adequate to cover the loan balance, and the qualitative factors affecting the ALL have been adjusted based on the current economic environment and the characteristics of the loan portfolio. During the third quarter of 2020, factor adjustments were offset by a re-allocation of a $1.3 million specific on an adversely classified, non-accrual loan. See Note 6 for further discussion.

Net interest income, on an FTE basis, increased $0.3 million (2.7%) during the third quarter of 2020 over the same period in 2019 as a result of a decrease in interest expense of approximately $0.7 million (21.7%), offset by a $0.3 million (2.2%) decrease in interest income. The net interest margin for the third quarter of 2020 was 3.12%, compared to 3.62% for the third quarter of 2019. As noted above, the participation in the PPP loan program and the reduced rate environment negatively impacted our margin during the third quarter.

Comparing the third quarter of 2020 to the same period of 2019, the decrease in interest income was primarily due to a $0.4 million increase in interest and fees on loans, offset by a $0.7 million decrease in investment and other interest income. The increase in interest and fees on loans was due to an increase in average balances of $213.1 million. The increase in average balances was attributable to PPP loans of approximately $145.0 million and new loans booked during the third quarter, all at lower rates. This increased activity, combined with existing loans repricing at lower rates contributed to the decrease of 75 basis points in the rate earned on the portfolio. During the third quarter, we continued to see pricing pressure in all markets as borrowers sought to take advantage of the reduced rate environment. Excess cash balances related to deposit growth, invested at the lower Fed funds rate, also negatively impacted interest income. Higher cash balances were maintained to preserve liquidity due to economic uncertainties.

Interest expense on our interest-bearing liabilities decreased by $0.7 million during the third quarter of 2020 when compared to the same period of 2019, due primarily to reductions in rates on the deposit portfolio and certificates of deposit rolling over at lower rates.

Other operating income, including gains, for the third quarter of 2020 increased by approximately $0.1 million when compared to the same period of 2019. Service charge income, particularly NSF income, declined as a result of significantly reduced overdraft activity during the third quarter of 2020 when compared to the third quarter of 2019. Trust and brokerage income increased slightly due to increased production and market values on assets under management. These increases were offset by the reduction in BOLI income due to the receipt of $1.1 million in death benefits in the third quarter of 2019. Net gains increased $1.1 million when comparing the third quarter of 2020 to the third quarter of 2019. As prepayment speeds were elevated due to the low rate environment and investments were prepaying at par, we made the decision to capture $0.6 million in gains on the sale of investments. Higher levels of gains of approximately $0.7 million on the sale of mortgage loans to the secondary market, related to the high volume of refinancing activity at historically low rates, continued during the third quarter of 2020.

Other operating expenses decreased $0.7 million when comparing the third quarter of 2020 to the third quarter of 2019. Salaries and benefits decreased $0.9 million due to reduced headcount associated with the voluntary separation program introduced in the fourth quarter of 2019, reduced health insurance costs and the salary expense offset associated with the origination of loans during the third quarter. Equipment, occupancy and data processing expenses increased by $0.2 million. Legal and professional expenses increased by $0.3 million when comparing the third quarter of 2020 to the same time period of 2019 and was attributable to the recent litigation. OREO expenses decreased by $0.3 million when comparing the third quarter of 2020 to the third quarter of 2019 due to valuation allowance write-downs on properties in the third quarter of 2019. Other miscellaneous expenses such as marketing, consulting, miscellaneous, trust department expenses increased slightly but were offset by decreases in contributions, personnel related expenses, postage, travel and lodging, mileage, contract labor, schools and seminars and business-related meals. Most of the expense reductions are related to limited operations as a result of the pandemic and management’s continued focus on cost savings and efficiencies.

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

The table below summarizes net interest income for the nine and three months ended September 30, 2020 and 2019.

	GAAP		Non-GAAP - FTE
	Nine Months Ended		Nine Months Ended
(dollars in thousands)	2020	2019	2020	2019
Interest income	$43,973	$43,083	$44,651	$43,732
Interest expense	7,528	8,614	7,528	8,614
Net interest income	$36,445	$34,469	$37,123	$35,118
Net interest margin %	3.37%	3.59%	3.43%	3.67%

	Three Months Ended		Three Months Ended
(dollars in thousands)	2020	2019	2020	2019
Interest income	$14,253	$14,600	$14,481	$14,810
Interest expense	2,351	3,004	2,351	3,004
Net interest income	$11,902	$11,596	$12,130	$11,806
Net interest margin %	3.06%	3.55%	3.12%	3.62%

The following table sets forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the nine and three month periods ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30,
	2020			2019
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Assets
Loans	$1,136,473	$39,231	4.61%	$999,851	$37,255	4.98%
Investment Securities:
Taxable	197,186	3,612	2.45%	207,261	4,333	2.79%
Non taxable	26,335	1,448	7.34%	25,540	1,380	7.22%
Total	223,521	5,060	3.02%	232,801	5,713	3.28%
Federal funds sold	79,228	182	0.31%	40,977	522	1.70%
Interest-bearing deposits with other banks	889	9	1.37%	1,111	16	1.92%
Other interest earning assets	4,451	169	5.06%	4,511	226	6.70%
Total earning assets	1,444,562	44,651	4.13%	1,279,251	43,732	4.57%
Allowance for loan losses	(15,049)			(11,835)
Non-earning assets	146,213			145,426
Total Assets	$1,575,726			$1,412,842
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$177,848	$531	0.40%	$160,975	$466	0.39%
Interest-bearing money markets	305,714	1,207	0.53%	254,638	1,666	0.87%
Savings deposits	172,735	136	0.10%	161,148	225	0.19%
Time deposits:
Less than $100k	111,757	1,310	1.57%	106,006	1,066	1.34%
$100k or more	129,290	1,813	1.87%	154,457	2,377	2.06%
Short-term borrowings	43,895	68	0.21%	41,195	158	0.51%
Long-term borrowings	100,929	2,463	3.26%	100,929	2,656	3.52%
Total interest-bearing liabilities	1,042,168	7,528	0.96%	979,348	8,614	1.18%
Non-interest-bearing deposits	362,547			268,637
Other liabilities	45,572			40,212
Shareholders’ Equity	125,439			124,645
Total Liabilities and Shareholders’ Equity	$1,575,726			$1,412,842
Net interest income and spread		$37,123	3.17%		$35,118	3.39%
Net interest margin			3.43%			3.67%

Note:

(1)The above table reflects the average rates earned or paid stated on an FTE basis assuming a 21% tax rate for 2020 and 2019. Non-GAAP interest income on a fully taxable equivalent was $679 and $649, respectively.

(2)Net interest margin is calculated as net interest income divided by average earning assets.

(3)The average yields on investments are based on amortized cost.

Net interest income, on a non-GAAP, FTE basis, increased $2.0 million (5.7%) during the nine months ended September 30, 2020 when compared to the nine months ended September 30, 2019 due to a $0.9 million (2.1%) increase in interest income. Interest expense decreased $1.1 million comparing the same time period, despite an increase in average balances of $62.8 million. The net interest margin for the nine months ended September 30, 2020 was 3.43%, compared to 3.67% for the nine months ended September 30, 2019. The impact of average balances of PPP loans of approximately $91.0 million offset by the $1.5 million of interest and fees related to these loans, had a negative impact on the margin of approximately 9 basis points. The margin was also negatively impacted by the 2.25% drop in the Fed Funds rate since August of 2019 which resulted in loan production and loans repricing at lower rates. This resulted in a decrease of approximately 16 basis points in the loan yield compared to the nine months ended September 30, 2019.

Comparing the nine months ended September 30, 2020 to the same period of 2019, the increase in interest income was due to a $2.0 million increase in interest and fees on loans. Excess cash balances attributable to deposit growth were invested at the lower Fed Funds rate which negatively impacted interest income for the nine months ended September 30, 2020. The increase in interest and fees on loans was due primarily to an increase in average balances of $136.6 million primarily driven by the PPP loans offset by the declining yield. The rate earned on the loan portfolio decreased by 37 basis points as a result of the significant decline in the rate environment over the past year and the high volume of PPP loans at the low 1.00% rate as noted above. Additionally, the average balance of the investment portfolio decreased by $9.3 million due primarily to calls and sales of securities. The rate earned on investments decreased by 26 basis points due to the calls as well as the reduced rate on the adjustable rate trust preferred CDO portfolio.

Interest expense on our interest-bearing liabilities decreased $1.1 million during the nine months ended September 30, 2020 when compared to the same period of 2019 due to continued rate reductions on our deposit products in response to the declining rate environment, particularly our money market products. The average balance of money market accounts increased $51.1 million during the nine months ended 2020 when compared to same period of 2019 while the rate on these accounts decreased by 34 basis points. We continue to monitor the rate environment in our markets and have been able to proactively reduce rates on our deposit products to mitigate the reduced interest income on our loan portfolio. Average growth of $93.9 million in our non-interest bearing accounts benefits our overall cost of deposits. Deposit growth was attributable to PPP funding and organic deposit growth in low cost core deposits with existing customers as well as new relationship customers through the first nine months of 2020.

I

	Three Months Ended
	September 30,
	2020			2019
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Assets
Loans	$1,198,888	$12,950	4.30%	$985,767	$12,543	5.05%
Investment Securities:
Taxable	194,722	960	1.96%	208,418	1,416	2.70%
Non taxable	27,049	494	7.26%	24,575	445	7.18%
Total	221,771	1,454	2.61%	232,993	1,861	3.17%
Federal funds sold	119,039	28	0.09%	71,230	332	1.85%
Interest-bearing deposits with other banks	1,157	2	0.73%	1,103	7	2.52%
Other interest earning assets	4,468	47	4.15%	4,415	67	6.02%
Total earning assets	1,545,323	14,481	3.73%	1,295,508	14,810	4.54%
Allowance for loan losses	(17,252)			(12,302)
Non-earning assets	153,846			150,789
Total Assets	$1,681,917			$1,433,995
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$195,363	$190	0.39%	$160,309	$172	0.43%
Interest-bearing money markets	332,012	330	0.40%	256,551	581	0.90%
Savings deposits	182,733	35	0.08%	162,088	77	0.19%
Time deposits:
Less than $100k	111,647	435	1.55%	109,493	402	1.46%
$100k or more	121,986	525	1.71%	159,390	832	2.07%
Short-term borrowings	45,719	19	0.17%	37,910	27	0.28%
Long-term borrowings	100,929	817	3.22%	100,929	913	3.59%
Total interest-bearing liabilities	1,090,389	2,351	0.86%	986,670	3,004	1.21%
Non-interest-bearing deposits	407,334			274,538
Other liabilities	56,091			43,957
Shareholders’ Equity	128,103			128,830
Total Liabilities and Shareholders’ Equity	$1,681,917			$1,433,995
Net interest income and spread		$12,130	2.87%		$11,806	3.33%
Net interest margin			3.12%			3.62%

Note:

(1)The above table reflects the average rates earned or paid stated on an FTE basis assuming a 21% tax rate for 2020 and 2019. Non-GAAP interest income on a fully taxable equivalent was $229 and $210, respectively.

(2)Net interest margin is calculated as net interest income divided by average earning assets.

(3)The average yields on investments are based on amortized cost.

Net interest income, on an FTE basis, increased $0.3 million (2.7%) during the third quarter of 2020 over the same period in 2019 driven by a decrease in interest expense of approximately $0.7 million (21.7%) offset by a $0.3 million (2.2%) decrease in interest income. The net interest margin for the third quarter of 2020 was 3.12%, compared to 3.62% for the third quarter of 2019. As noted above, the participation in the PPP loan program and the reduced rate environment negatively impacted our margin during the third quarter.

Comparing the third quarter of 2020 to the same period of 2019, the increase in interest income was primarily due to a $0.4 million increase in interest and fees on loans. The increase in interest and fees on loans was due to an increase in average balances of $213.1 million. The increase in average balances is attributable to PPP loans of approximately $145.0 million and new loans booked during the third quarter, all at lower rates. This activity, combined with existing loans repricing at lower rates, contributed to the decrease of 75 basis points in the rate earned on the portfolio. During the third quarter of 2020, we continued to see pricing pressure in all markets as borrowers sought to take advantage of the reduced rate environment. Excess cash balances related to deposit growth, invested at the lower Fed funds rate, also negatively impacted interest income. Higher cash balances were maintained to preserve liquidity due to economic uncertainties.

Interest expense on our interest-bearing liabilities decreased by $0.7 million during the third quarter of 2020 when compared to the same period of 2019, due primarily to reductions in rates on the deposit portfolio and certificates of deposit rolling over at lower rates due to rate empowerments expiring. The following table sets forth an analysis of volume and rate changes in interest income and interest expense for our average interest-earning assets and average interest-bearing liabilities for the nine and three month periods ended September 30, 2020 and 2019:

	For the Nine months ended September 30, 2020 compared to the Nine months ended September 30, 2019
(in thousands and tax equivalent basis)	Volume	Rate	Net
Interest Income:
Loans	$5,105	$(3,129)	$1,976
Taxable Investments	(211)	(510)	(721)
Non-taxable Investments	43	25	68
Federal funds sold	489	(829)	(340)
Interest-bearing deposits	(3)	(4)	(7)
Other interest earning assets	(3)	(54)	(57)
Total interest income	5,420	(4,501)	919
Interest Expense:
Interest-bearing demand deposits	49	16	65
Interest-bearing money markets	335	(794)	(459)
Savings deposits	16	(105)	(89)
Time deposits less than $100K	58	186	244
Time deposits $100K or more	(388)	(176)	(564)
Short-term borrowings	10	(100)	(90)
Long-term borrowings	—	(193)	(193)
Total interest expense	80	(1,166)	(1,086)
Net interest income	$5,340	$(3,335)	$2,005

	For the Three months ended September 30, 2020 compared to the Three months ended September 30, 2019
(in thousands and tax equivalent basis)	Volume	Rate	Net
Interest Income:
Loans	$2,690	$(2,283)	$407
Taxable Investments	(92)	(364)	(456)
Non-taxable Investments	44	5	49
Federal funds sold	221	(525)	(304)
Interest-bearing deposits	0	(5)	(5)
Other interest earning assets	1	(21)	(20)
Total interest income	2,864	(3,193)	(329)
Interest Expense:
Interest-bearing demand deposits	37	(19)	18
Interest-bearing money markets	169	(420)	(251)
Savings deposits	10	(52)	(42)
Time deposits less than $100K	8	25	33
Time deposits $100K or more	(194)	(113)	(307)
Short-term borrowings	6	(14)	(8)
Long-term borrowings	—	(96)	(96)
Total interest expense	36	(689)	(653)
Net interest income	$2,828	$(2,504)	$324

Note:

(1)The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

The provision for loan losses was $5.0 million for the nine month period ended September 30, 2020 and $0.7 million for the nine month period ended September 30, 2019. The increase in provision expense for the first nine months of 2020 was driven by an increase in the qualitative factors reflecting the uncertainty of the economic environment related to the COVID-19 health crisis and its impact on our borrowers. Of the $5.0 million expense for the nine months ended September 30, 2020, $4.4 million is related to qualitative factor adjustments and $0.6 million is related to loan growth as well as the change in mix within the portfolio at higher reserve factors.

The provision for loan losses was $0.2 million for the third quarter of 2020 and $(13) thousand for the third quarter of 2019. Specific allocations have been made for impaired loans where management has determined that the collateral supporting the loans is not adequate to cover the loan balance, and the qualitative factors affecting the ALL have been adjusted based on the current economic environment and the characteristics of the loan portfolio. During the third quarter of 2020, factor adjustments were offset by a re-allocation of a $1.3 million specific on an adversely classified, non-accrual loan. See Note 6 for further details.

Other Operating Income

The following table shows the major components of other operating income for the nine and three month periods ended September 30, 2020 and 2019, exclusive of net gains:

	Income as % of Total Other Operating Income, exclusive of net gains				Income as % of Total Other Operating Income, exclusive of net gains
	Nine Months Ended				Three Months Ended
	September 30,				September 30,
(in thousands)	2020		2019		2020		2019
Service charges on deposit accounts	$1,439	13%	$1,652	14%	$447	11%	$578	13%
Other service charges	517	5%	607	6%	195	5%	225	6%
Trust department	5,355	47%	5,345	46%	1,871	47%	1,798	47%
Debit card income	2,052	18%	1,955	17%	738	19%	679	18%
Bank owned life insurance	961	8%	1,970	8%	373	9%	1,379	8%
Brokerage commissions	713	6%	646	6%	234	6%	205	5%
Other income	374	3%	369	3%	120	3%	115	3%
	$11,411	100%	$12,544	100%	$3,978	100%	$4,979	100%

Other Operating Expenses

The composition of other operating expenses for the nine and three month periods ended September 30, 2020 and 2019 is illustrated in the following table:

	Expense as % of Total Other Operating Expenses				Expense as % of Total Other Operating Expenses
	Nine Months Ended				Three Months Ended
	September 30,				September 30,
(in thousands)	2020		2019		2020		2019
Salaries and employee benefits	$16,244	49%	$18,644	56%	$5,378	51%	$6,280	55%
FDIC premiums	404	1%	337	1%	201	2%	43	0%
Equipment	2,871	9%	2,775	8%	978	9%	956	9%
Occupancy	2,200	7%	2,112	6%	707	7%	694	6%
Data processing	3,155	10%	2,979	9%	1,130	11%	984	9%
Marketing	405	1%	274	1%	122	1%	110	1%
Professional services	2,506	8%	776	2%	602	6%	254	2%
Contract labor	480	1%	502	1%	180	2%	171	2%
Line rentals	654	2%	641	2%	216	2%	226	2%
Other real estate owned	3	0%	1,266	4%	6	0%	337	3%
Investor relations	1,160	3%	146	0%	54	0%	36	0%
Other	2,890	9%	3,225	11%	966	9%	1,155	10%
	$32,972	100%	$33,677	100%	$10,540	100%	$11,246	100%

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

The effective income tax rate as a percentage of income increased to 22.1% at September 30, 2020 from 20.3% at September 30, 2019 primarily due to a reduction of tax exempt income related to BOLI income during the first nine months of 2020.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets at September 30, 2020 increased by $243.9 million to $1.7 billion from December 31, 2019. During the first nine months of 2020, cash and interest-bearing deposits in other banks increased by $105.6 million, the investment portfolio decreased by $2.9 million and gross loans increased by $142.0 million, offset by the increase to the ALL of $3.7 million. The increase in cash was due to continued deposit growth, consisting of both core deposit growth and deposits related to the PPP loans, cash flow from calls on the investment portfolio, commercial loan payoffs in the first quarter as well as continued refinances of balances in our mortgage portfolio. OREO balances declined slightly due to minimal activity in this portfolio during the first nine months of 2020. Total liabilities increased by $239.6 million. This increase was attributable to the strong deposit growth of $235.3 million, inclusive of the remaining deposit balances related to the PPP loans at September 30, 2020. The deposit growth, excluding the PPP deposits, during the first nine months of 2020 was due to increased relationship balances as we continued to grow core relationships and customers favored insured products given the volatile economic environment. Our Treasury Management overnight investment sweep increased by $3.9 million as we saw growth in existing municipality accounts during the third quarter of 2020. Total shareholders’ equity increased by $4.3 million in the first nine months of 2020, primarily due to the increase in earnings attributable to year-to-date net income offset by common stock dividends of $2.7 million and the decline in surplus related to the stock repurchase of $2.7 million during the first quarter of 2020.

Loan Portfolio

The following table presents the composition of our loan portfolio at the dates indicated:

(dollars in thousands)	September 30, 2020		December 31, 2019
Commercial real estate	$353,272	30%	$335,504	31%
Acquisition and development	127,299	11%	117,890	12%
Commercial and industrial	277,723	23%	122,352	11%
Residential mortgage	398,709	33%	438,424	43%
Consumer	35,342	3%	36,199	3%
Total Loans	$1,192,345	100%	$1,050,369	100%

Outstanding loans increased to $1.2 billion at September 30, 2020 when compared to December 31, 2019. The $142.0 million of growth was primarily attributable to the participation in the SBA PPP loan program and core commercial loan growth, offset by a decline in our mortgage loan portfolio. Commercial real estate (“CRE”) loans increased by $17.8 million due to expansion of several new customer relationships as well as an increase in small business loans. Acquisition and development (“A&D”) loans increased by $9.4 million as new production offset amortization and payoffs. Commercial and industrial (“C&I”) loans increased by $155.4 million, including $148.9 million of PPP loans. The growth in the commercial portfolios was offset by a decline in residential mortgage loans of $39.7 million as refinancing activity continued during the third quarter. Given the current low interest rate environment, management has elected to utilize the secondary market rather than portfolio these longer term, fixed rate loans at this time. The consumer loan portfolio declined slightly by $0.9 million during the first nine months of 2020.

Commercial loan production for the first nine months of 2020 was approximately $101.6 million.  Commercial construction funding continues to ramp up as projects are entering their larger draw periods, which should result in increased outstanding balances.  At quarter end, unfunded committed commercial construction equaled $43.7 million. Commercial amortization and payoffs were approximately $40.4 million through September 30, 2020.  Consumer mortgage loan production continued at a record pace with production of approximately $101.8 million for the first nine months of 2020.  The production and pipeline mix of in-house, portfolio loans and investor loans have continued to even out during the third quarter.  The consumer mortgage pipeline remained robust as of September 30, 2020 at $36.9 million, consisting of $16.4 million in portfolio loans and $20.5 million in investor loans.

Risk Elements of Loan Portfolio

The following table presents the risk elements of our loan portfolio at the dates indicated. Management is not aware of any potential problem loans other than those listed in this table or discussed below.

(dollars in thousands)	September 30, 2020	% of Applicable Portfolio	December 31, 2019	% of Applicable Portfolio
Non-accrual loans:
Commercial real estate	$927	0.26%	$680	0.20%
Acquisition and development	7,447	5.85%	8,058	6.80%
Commercial and industrial	—	0.00%	30	0.00%
Residential mortgage	1,939	0.49%	2,077	0.50%
Consumer	31	0.09%	4	0.00%
Total non-accrual loans	$10,344	0.87%	$10,849	1.03%
Accruing Loans Past Due 90 days or more:
Acquisition and development	11		135
Residential mortgage	802		536
Consumer	—		54
Total loans past due 90 days or more	$813		$725
Total non-accrual and accruing loans past due 90 days or more	$11,157		$11,574
Restructured Loans (TDRs):
Performing	$3,700		$3,842
Non-accrual (included above)	308		324
Total TDRs	$4,008		$4,166
Other real estate owned	$3,787		$4,127
Impaired loans without a valuation allowance	$13,233		$5,974
Impaired loans with a valuation allowance	1,280		9,200
Total impaired loans	$14,513		$15,174
Valuation allowance related to impaired loans	$72		$2,174

Performing loans considered to be impaired (including performing troubled debt restructurings, or TDRs), as defined and identified by management, amounted to $4.0 million at September 30, 2020 and $4.6 million at December 31, 2019. Loans are identified as impaired when, based on current information and events, management determines that we will be unable to collect all amounts due according to contractual terms. These loans consist primarily of A&D loans and CRE loans. The fair values are generally determined based upon independent third-party appraisals of the collateral or discounted cash flows based upon the expected proceeds. Specific allocations have been made where management believes there is insufficient collateral to repay the loan balance if liquidated and there is no secondary source of repayment available. The decrease in valuation allowance related to impaired loans is due to the charge off of $1.1 million and re-allocation of $1.3 million of specific on the A&D loan. See Note 6 for further details.

Loans that have been modified in reliance on Section 4013 of the U.S. Government’s Coronavirus Aid, Relief, and Economic Security Act and the guidance issued thereunder are not treated as TDRs. Information about these loans can be found in Notes 2 and 6 to the consolidated financial statements presented in Item 1 of Part I of this report.

The following table presents the details of impaired loans that are TDRs by class at September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
(dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Performing
Commercial real estate
Non owner-occupied	2	$226	2	$235
All other CRE	1	2,226	1	2,265
Acquisition and development
1-4 family residential construction	1	272	1	291
All other A&D	1	213	1	220
Commercial and industrial	—	—	—	—
Residential mortgage
Residential mortgage – term	7	763	8	831
Residential mortgage – home equity	—	—	—	—
Consumer	—	—	—	—
Total performing	12	$3,700	13	$3,842
Non-accrual
Commercial real estate
Non owner-occupied	—	$—	—	$—
All other CRE	—	—	—	—
Acquisition and development
1-4 family residential construction	—	—	—	—
All other A&D	—	—	—	—
Commercial and industrial	—	—	—	—
Residential mortgage
Residential mortgage – term	2	308	2	324
Residential mortgage – home equity	—	—	—	—
Consumer	—	—	—	—
Total non-accrual	2	308	2	324
Total TDRs	14	$4,008	15	$4,166

The level of TDRs decreased to $4.0 million at September 30, 2020 when compared to $4.2 million at December 31, 2019, with a slight reduction due to payments made during the first nine months. There were no new TDRs during the first nine months of 2020.

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

The following table presents a summary of the activity in the ALL for the nine months ended September 30:

(dollars in thousands)	2020	2019
Balance, January 1	$12,537	$11,047
Charge-offs:
Acquisition and development	(1,144)	(29)
Commercial and industrial	(232)	(75)
Residential mortgage	(108)	(86)
Consumer	(274)	(212)
Total charge-offs	(1,758)	(402)
Recoveries:
Commercial real estate	69	67
Acquisition and development	29	132
Commercial and industrial	149	77
Residential mortgage	66	259
Consumer	116	122
Total recoveries	429	657
Net credit (charge-offs)/recoveries	(1,329)	255
Provision for loan losses	4,981	669
Balance at end of period	$16,189	$11,971

Allowance for loan losses to gross loans outstanding (as %)	1.36%	1.20%
Net credit (charge-offs)/recoveries to average loans outstanding during the period, annualized (as %)	(0.16)%	0.03%

The ALL was $16.2 million at September 30, 2020 compared to $12.5 million at December 31, 2019, an increase of 29.1% that resulted primarily from adjustments to qualitative factors associated with the negative trend in the economic outlook directly related to COVID-19. The provision for loan losses was $5.0 million for the nine months ended September 30, 2020 and $0.7 million for the nine months ended September 30, 2019. Net charge-offs of $1.3 million were recorded for the first nine months of 2020, compared to net recoveries of $0.3 million for 2019. COVID-19 related factor adjustments of $6.3 million were offset by a re-allocation of $1.3 million on an adversely classified, non-accrual loan as discussed in Note 6. Absent the COVID-19 related qualitative factor adjustments for the nine months of 2020, the provision expense would have been approximately $0.6 million that was primarily attributable to non-PPP growth in the portfolio. The ratio of the ALL to loans outstanding, including PPP loan balances, was 1.36% at September 30, 2020 compared to 1.20% at September 30, 2019 and 1.43% at June 30, 2020. The ALL to loans outstanding, excluding PPP loan balances of $148.9 million, was 1.55% at September 30, 2020.

The ratio of net charge offs to average loans for the nine months ended September 30, 2020 was an annualized 0.16%, compared to net recoveries to average loans of 0.03% for the nine months ended September 30, 2019. The CRE portfolio had an annualized net recovery rate of .03% as of both September 30, 2020, and September 30, 2019. The A&D loans had an annualized net charge-off rate of 1.21% as of September 30, 2020, compared to a net recovery rate of 0.12% as of September 30, 2019. This increase is related to the charge off of $1.1 million on the adversely classified non-accrual participation loan as mentioned above. The C&I portfolio had net charge-offs to average loans of 0.06% as of September 30, 2020, compared to net recoveries of $2 thousand as of September 30, 2019. The residential mortgage ratios were a net charge-off rate of 0.01% as of September 30, 2020, compared to a net recovery rate of 0.05% as of September 30, 2019, and the consumer loan ratios were net charge-off rates of 0.59% and 0.34% as of September 30, 2020 and September 30, 2019, respectively. Our special assets team continues to aggressively collect on charged-off loans.

Management believes that the ALL at September 30, 2020 is adequate to provide for probable losses inherent in our loan portfolio. Amounts that will be recorded for the provision for loan losses in future periods will depend upon trends in the loan balances, including the composition of the loan portfolio, changes in loan quality and loss experience trends, potential recoveries on previously charged-off loans and changes in other qualitative factors. Management also applies interest rate risk, collateral value and debt service sensitivity analyses to the Commercial real estate loan portfolio and obtains new appraisals on specific loans under defined parameters to assist in the determination of the periodic provision for loan losses.

Investment Securities

At September 30, 2020, the total amortized cost basis of the available-for-sale investment portfolio was $156.5 million, compared to a fair value of $153.2 million. Unrealized gains and losses on securities available-for-sale are reflected in accumulated other comprehensive loss, a component of shareholders’ equity. The amortized cost basis of the held to maturity portfolio was $69.2 million, compared to a fair value of $76.4 million.

The following table presents the composition of our securities portfolio at amortized cost and fair values at the dates indicated:

	September 30, 2020			December 31, 2019
	Amortized	Fair Value	FV as %	Amortized	Fair Value	FV as %
(dollars in thousands)	Cost	(FV)	of Total	Cost	(FV)	of Total
Securities Available-for-Sale:
U.S. government agencies	$65,942	$66,871	44%	$39,987	$39,894	30%
Residential mortgage-backed agencies	13,037	13,163	9%	4,917	4,900	4%
Commercial mortgage-backed agencies	33,566	34,160	22%	27,634	27,764	21%
Collateralized mortgage obligations	15,226	15,618	10%	29,903	29,923	23%
Obligations of state and political subdivisions	10,159	10,589	7%	14,124	14,470	11%
Collateralized debt obligations	18,525	12,760	8%	18,443	14,354	11%
Total available for sale	$156,455	$153,161	100%	$135,008	$131,305	100%
Securities Held to Maturity:
U.S. government agencies	$—	$—	—	$16,164	$16,823	17%
Residential mortgage-backed agencies	34,868	36,025	47%	42,939	43,253	43%
Commercial mortgage-backed agencies	11,773	12,388	16%	15,521	15,865	16%
Collateralized mortgage obligations	1,821	1,919	3%	3,140	3,143	3%
Obligations of state and political subdivisions	20,759	26,038	34%	16,215	21,572	21%
Total held to maturity	$69,221	$76,370	100%	$93,979	$100,656	100%

Total fair value of investment securities available-for-sale increased by $21.9 million since December 31, 2019. At September 30, 2020, the securities classified as available-for-sale included a net unrealized loss of $3.3 million, which represents the difference between the fair value and amortized cost of securities in the portfolio. This unrealized loss at September 30, 2020 is related to the CDO portfolio. All other available securities were at an unrealized gain position.

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

Approximately $140.4 million of the available-for-sale portfolio was valued using Level 2 pricing and had net unrealized gains of $2.5 million at September 30, 2020. The remaining $12.8 million of the securities available-for-sale represents the entire CDO portfolio, which was valued using significant unobservable inputs (Level 3 assets). The $5.8 million in net unrealized losses associated with this portfolio relates to nine pooled trust preferred securities that comprise the CDO portfolio. Net unrealized losses of $4.3 million represent non-credit related OTTI charges on seven of the securities, while $1.5 million of unrealized losses relates to two securities which have had no credit related OTTI.

The following table provides a summary of the trust preferred securities in the CDO portfolio and the credit status of these securities as of September 30, 2020:

Level 3 Investment Securities Available for Sale
(dollars in thousands)
Investment Description		First United Level 3 Investments				Security Credit Status
Deal	Class	Amortized Cost	Fair Market Value	Unrealized Gain/ (Loss)	Lower Credit Rating	Original Collateral	Deferrals/ Defaults as % of Original Collateral	Performing Collateral	Collateral Support	Collateral Support as % of Performing Collateral	Number of Performing Issuers/ Total Issuers
Preferred Term Security XVIII*	C	$1,894	$1,139	$(755)	C	676,565	14.83%	268,437	19,130	7.13%	40 / 56
Preferred Term Security XVIII	C	2,717	1,708	(1,009)	C	676,565	14.83%	268,437	19,130	7.13%	40 / 56
Preferred Term Security XIX*	C	1,845	1,399	(446)	C	505,062	5.14%	469,062	33,181	7.07%	50 / 55
Preferred Term Security XIX*	C	1,100	840	(260)	C	505,062	5.14%	469,062	33,181	7.07%	50 / 55
Preferred Term Security XIX*	C	2,541	1,959	(582)	C	505,062	5.14%	469,062	33,181	7.07%	50 / 55
Preferred Term Security XIX*	C	1,101	840	(261)	C	505,062	5.14%	469,062	33,181	7.07%	50 / 55
Preferred Term Security XXII*	C-1	1,578	1,098	(480)	C	807,548	10.31%	664,548	69,263	10.42%	59 / 73
Preferred Term Security XXII*	C-1	3,945	2,747	(1,198)	C	807,548	10.31%	664,548	69,263	10.42%	59 / 73
Preferred Term Security XXIII	C-1	1,804	1,030	(774)	C	895,365	14.52%	682,365	67,917	9.95%	71 / 85

Total Level 3 Securities Available for Sale		$18,525	$12,760	$(5,765)

*Security has been deemed other-than-temporarily impaired and loss has been recognized in accordance with ASC Section 320-10-35.

The terms of the debentures underlying trust preferred securities allow the issuer of the debentures to defer interest payments for up to 20 quarters, and, in such case, the terms of the related trust preferred securities allow their issuers to defer dividend payments for up to 20 quarters. Some of the issuers of the trust preferred securities in our investment portfolio have defaulted and/or deferred payments ranging from 5.14% to 14.83% of the total collateral balances underlying the securities. The securities were designed to include structural features that provide investors with credit enhancement or support to provide default protection by subordinated tranches. These features include over-collateralization of the notes or subordination, excess interest or spread which will redirect funds in situations where collateral is insufficient, and a specified order of principal payments. There are securities in our portfolio that are under-collateralized, which does represent additional stress on our tranche. However, in these cases, the terms of the securities require excess interest to be redirected from subordinate tranches as credit support, which provides additional support to our investment.

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

The market for these securities as of September 30, 2020 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive, as no new CDOs have been issued since 2007. There are currently very few market participants who are willing to effect transactions in these securities. The market values for these securities, or any securities other than those issued or guaranteed by the U.S. Department of the Treasury (the “Treasury”), are very depressed relative to historical levels. Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue. Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (a) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at September 30, 2020, (b) an income valuation approach technique (i.e. present value) that maximizes the use of relevant unobservable inputs and minimizes the use of observable inputs will be equally or more representative of fair value than a market approach, and (c) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management utilizes on an independent third party to prepare both the evaluations of OTTI and the fair value determinations for the CDO portfolio. Management does not believe that there were any material differences in the OTTI evaluations and pricing between December 31, 2019 and September 30, 2020.

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

Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that no securities had credit-related OTTI during the first nine months of 2020. Additionally, there has been no change in the performing collateral, no decline in the percentage of deferrals/defaults to original collateral, and increases in collateral support for each of the positions held by the Corporation.

Deposits

The following table presents the composition of our deposits at the dates indicated:

(dollars in thousands)	September 30, 2020		December 31, 2019
Non-interest bearing demand deposits:
Retail	$419,935	31%	$294,649	26%
Interest-bearing deposits:
Demand	197,177	14%	159,567	14%
Money Market:
Retail	340,095	25%	275,007	24%
Savings deposits	184,389	13%	158,918	14%
Time deposits less than $100,000:
Retail	91,255	7%	96,198	8%
Time deposits $100,000 or more:
Retail	144,433	10%	147,692	13%
Brokered	—	0%	10,000	1%
Total Deposits	$1,377,284	100%	$1,142,031	100%

Total deposits at September 30, 2020 increased by $235.3 million when compared to deposits at December 31, 2019. During the first nine months of 2020, non-interest-bearing deposits increased by $125.3 million. This growth was driven by our retail and commercial markets as well as deposits from PPP loans. Traditional savings accounts increased by $25.5 million, as we continue to see significant growth in our Prime Saver product. Total demand deposits increased by $37.6 million and total money market accounts increased by $65.1 million, due primarily to growth in our variable rate Value Money Market account. Time deposits less than $100,000 decreased by $4.9 million and time deposits greater than $100,000 decreased by $13.3 million. The decline in time deposits greater than $100,000 was due to a local municipality utilizing a maturing certificate of deposit for cash needs during this unprecedented economic environment as well as our repayment of the full outstanding balance of $10.0 million in a brokered CD that matured in May 2020.

Borrowed Funds

The following table presents the composition of our borrowings at the dates indicated:

(in thousands)	September 30, 2020	December 31, 2019
Securities sold under agreements to repurchase	$52,589	$48,728
Total short-term borrowings	52,589	48,728
FHLB advances	$70,000	$70,000
Junior subordinated debt	30,929	30,929
Total long-term borrowings	$100,929	$100,929

Total short-term borrowings increased by $3.9 million during the first nine months of 2020. This increase is due to the increase in our Treasury Management overnight investment sweep as we saw growth in balances from our existing municipality accounts. Long-term borrowings remained constant during the first nine months of 2020.

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

At September 30, 2020, we were asset sensitive.

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

Based on the simulation analysis performed at September 30, 2020 and December 31, 2019, management estimated the following changes in net interest income, assuming the indicated rate changes:

(Dollars in thousands)	September 30, 2020	December 31, 2019
+400 basis points	$7,719	$1,500
+300 basis points	$5,978	$1,381
+200 basis points	$4,097	$1,075
+100 basis points	$2,043	$645
-100 basis points	$(1,841)	$(2,477)

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

Capital Resources

We require capital to fund loans, satisfy our obligations under the Bank’s letters of credit, meet the deposit withdrawal demands of the Bank’s customers, and satisfy our other monetary obligations. To the extent that deposits are not adequate to fund our capital requirements, we can rely on the funding sources identified above under the heading “Liquidity Management”. At September 30, 2020, the Bank had $145.0 million available through unsecured lines of credit with correspondent banks, $1.1 million available through a secured line of credit with the Fed Discount Window and approximately $137.5 million available through the FHLB. Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our ability to meet our future capital requirements.

In addition to operational requirements, the Bank and First United Corporation are subject to risk-based capital regulations, which were adopted and are monitored by federal banking regulators. These regulations are used to evaluate capital adequacy and require an analysis of an institution’s asset risk profile and off-balance sheet exposures, such as unused loan commitments and stand-by letters of credit. Based on capital ratios at September 30, 2020, both the Bank and First United Corporation are considered to be well-capitalized.

The following table presents our capital ratios as of the dates indicated:

	September 30, 2020	December 31, 2019	Required for Capital Adequacy Purposes	Required to be Well Capitalized
Total Capital (to risk-weighted assets)
Consolidated	16.14%	16.29%	8.00%	10.00%
First United Bank & Trust	15.36%	15.60%	8.00%	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated	14.89%	15.17%	6.00%	8.00%
First United Bank & Trust	14.11%	14.44%	6.00%	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated	12.59%	12.79%	4.50%	6.50%
First United Bank & Trust	14.11%	14.44%	4.50%	6.50%
Tier 1 Capital (to average assets)
Consolidated	10.37%	11.77%	4.00%	5.00%
First United Bank & Trust	9.64%	10.99%	4.00%	5.00%

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Contractual Obligations

The Corporation enters into contractual obligations in the normal course of business. Among these obligations are FHLB advances and junior subordinated debentures, operating lease agreements for banking and subsidiaries’ offices and for data processing and telecommunications equipment. Comparing September 30, 2020 to December 31, 2019, short-term borrowings increased $3.9 million, primarily due to the increase in our Treasury Management overnight investment sweep accounts as we saw growth in balances from our existing municipality accounts.

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

Commitments to extend credit in the form of consumer, commercial and business at the dates indicated were as follows:

(in thousands)	September 30, 2020	December 31, 2019
Residential Mortgage - home equity	$57,294	$53,827
Residential Mortgage - construction	10,919	4,995
Commercial	123,192	85,089
Consumer - personal credit lines	4,266	3,903
Standby letters of credit	11,690	9,112
Total	$207,361	$156,926

The increase of $50.4 million in commitments at September 30, 2020 compared to December 31, 2019 was due to increased demand for consumer and commercial construction funding during the first nine months of 2020. Management will continue to monitor these balances as the COVID-19 pandemic has slowed the underlying projects and disbursements of funds.

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

An evaluation of the effectiveness of these disclosure controls as of September 30, 2020 was carried out under the supervision and with the participation of management, including the PEO and the PFO. Based on that evaluation, management, including the PEO and the PFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the quarter ended September 30, 2020, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

On September 4, 2020, Driver Opportunity Partners I LP (“Driver”) filed a lawsuit against the Corporation, all of its current directors, and former directors Robert W. Kurtz and Elaine L. McDonald (the individuals being collectively referred to as the “Director Defendants”) in the United States District Court for the District of Maryland and styled Driver Opportunity Partners I LP v. First United Corp., et al., No. 1:20-cv-2575 RDB (the “Driver Litigation”).  Driver’s complaint follows a lawsuit filed by the Corporation in May 2020 against Driver and affiliated persons seeking a declaration that Driver’s acquisition of approximately 5.1% of the Corporation’s outstanding common stock during 2019 violated Maryland law, rendering those shares ineligible to be voted for five years, including at the 2020 Meeting. In connection with the 2020 Meeting, Driver ran a proxy contest seeking to replace three of the Corporation’s directors with nominees of its own. The declaratory relief action, now pending in the same court, is captioned First United Corp. v. Driver Opportunity Partners I LP, et al., No. 1:20-cv-2592-RDB.

For its complaint, Driver alleges that certain acts and omissions of the Corporation and/or the Director Defendants in connection with the 2020 Meeting and/or in response to Driver’s proxy contest (i) constituted breaches of fiduciary duties allegedly owed to Driver by the Director Defendants, (ii) constituted abuses of process by the Corporation, (iii) constituted malicious prosecution of Driver by the Corporation, (iv) defamed Driver, (v) tortuously interfered with Driver’s economic relations, (vi) constituted unfair competition, and (vii) resulted in the Defendant Directors being unjustly enriched.  Driver seeks unspecified compensatory and punitive damages and asks the court to vacate the results of director election at the 2020 Meeting and order a new meeting of shareholders for the purpose of electing directors.

The Corporation and the Director Defendants believe that Driver’s claims lack merit and intend to defend the lawsuit vigorously. The Company maintains insurance coverages that it believes will cover portions of the legal expenses associated with the Driver Litigation and any damages that might be awarded to Driver. The Corporation has certain obligations both to indemnify and to advance defense expenses to each of the Director Defendants to the fullest extent permissible under Maryland law, and the Corporation intends to honor those obligations. It is not possible at this time for the Corporation to assess the likelihood of success of any of its and the Defendant Directors’ defenses or, thus, the outcome of the litigation, or the amount of legal fees that it and the Director Defendants will incur in defending the Driver Litigation.

Item 1A. Risk Factors

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019. Management does not believe that any material changes in our risk factors have occurred since they were last disclosed except as follows.

Risks Relating to First United Corporation and its Affiliates

First United Corporation will likely incur significant expenses and faces the possibility of damages in connection with recent litigation.

As discussed in in Item 1 of Part II of this report, the Corporation, its directors, and two former directors have been sued by Driver. The Driver Litigation will likely be time consuming and involve significant defense and other costs. We cannot predict what expenses that we might incur in connection with the Driver Litigation. The Driver Litigation, if decided adversely to us, could result in significant monetary damages and reputational harm and require us to incur significant expenses related to holding a new meeting of shareholders, if the court were to order such a meeting as part of the relief granted. Subject to certain conditions imposed by Maryland law, our bylaws require us to indemnify and advance expenses to each of the current and former directors who are parties to the Driver Litigation. Further, our insurance policies might not cover all expenses and/or claims that have been or might be brought against us and the individual defendants, and insurance coverage might not continue to be available to us at a reasonable cost. As a result, we are exposed to the possibility of substantial uninsured liabilities in connection with the Driver Litigation, including pursuant to our indemnification obligations, which could materially and adversely affect our business, prospects, results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about shares of common stock purchased by or on behalf of First United Corporation and its affiliates (as defined by Exchange Act Rule 10b-18) during the three-month period ended September 30, 2020:

Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 2020	—	—	—	367,581
August 2020	4,031	11.40	4,031	513,550
September 2020	30,065	$11.41	30,065	483,485
Total	34,096	$11.41	34,096	483,485

(1)    The shares were purchased by the Trust Department of First United Bank & Trust (the “Trust Department”) in open-market transactions using assets in the First United Corporation noncontributory defined benefit pension plan (the “Pension Plan”). On November 20, 2019, the Board of Directors of First United Corporation authorized the Trust Department, which administers the Pension Plan, to use up to 10% of the Pension Plan’s assets to purchase up to 150,000 shares of common stock, to be held as an investment in the Pension Plan. Such authorization, which was publicly announced, permits the Trust Department to purchase the shares in open market transactions or privately-negotiated transactions at such times, in such amounts, at such prices, and upon such other terms as are determined in the discretion of the Trust Department. On August 26, 2020, the Board of Directors of First United Corporation authorized the Trust Department to purchase up to an additional 150,000 shares of common stock, to be held as an investment in the Pension Plan. In addition to the foregoing, the Board of Directors of the Corporation authorized, on April 30, 2020, the Corporation to purchase up to an aggregate of 354,449 shares of its common stock over a 12 month period. On November 20, 2019, the Board voted to increase the number of shares that may be purchased to 500,000 shares and to extend the term of the repurchase program through November 20, 2020. All of these authorizations were publicly announced.

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
104

The cover page of First United Corporation’s Quarterly Report on Form 10Q for the quarter ended September 30, 2020, formatted in Inline XBRL, included within the Exhibit 101 attachments (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST UNITED CORPORATION

Date: November 10, 2020	/s/ Carissa L. Rodeheaver
Carissa L. Rodeheaver, CPA, CFP
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2020	/s/ Tonya K. Sturm
Tonya K. Sturm, Senior Vice President,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)