Form 10-K
period 2020-12-31
FIRST UNITED CORP/MD/
filed 2021-03-25
CIK 763907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

The aggregate market value of the registrant’s outstanding voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $85,527,660.

The number of shares of the registrant’s common stock outstanding as of February 28, 2021: 6,995,867.

Documents Incorporated by Reference

Portions of the registrant's definitive proxy statement for the 2021 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

First United Corporation

As used in this annual report, the terms “the Corporation”, “we”, “us”, and “our” mean First United Corporation and unless the context clearly suggests otherwise, its consolidated subsidiaries.

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Such statements include projections, predictions, expectations or statements as to beliefs or future events or results or refer to other matters that are not historical facts. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking statements contained in this annual report are based on various factors and were derived using numerous assumptions. In some cases, you can identify these forward-looking statements by words like “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “intend”, “believe”, “estimate”, “predict”, “potential”, or “continue” or the negative of those words and other comparable words. You should be aware that those statements reflect only our predictions. If known or unknown risks or uncertainties should materialize, or if underlying assumptions should prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind when reading this annual report and not place undue reliance on these forward-looking statements. Factors that might cause such differences include, but are not limited to:

•the length, severity, magnitude, and duration of the COVID-19 pandemic and the direct and indirect impact of such pandemic, including its impact on the Company’s financial conditions and business operations;

•changes in the economy, which could materially impact credit quality trends and the ability to generate loans and gather deposits, including the pace of recovery following the COVID-19 pandemic;

•market, economic, operational, liquidity, credit, and interest rate risks associated with our business;

•government legislation and policies, including changes to address the impact of COVID-19 through the U.S. Government’s Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and other legislative and regulatory responses to the COVID-19 pandemic;

•changes in market rates and prices may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our balance sheet;

•our liquidity requirements could be adversely affected by changes in our assets and liabilities;

•the effect of legislative or regulatory developments, including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry;

•competitive factors among financial services organizations, including product and pricing pressures and our ability to attract, develop and retain qualified banking professionals;

•the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board (the “FASB”), the Securities and Exchange Commission (the “SEC”), and other regulatory agencies; and

•the effect of fiscal and governmental policies of the United States federal government.

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

PART I

ITEM 1. BUSINESS

General

First United Corporation is a Maryland corporation chartered in 1985 and a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended. The Corporation’s primary business is serving as the parent company of First United Bank & Trust, a Maryland trust company (the “Bank”), First United Statutory Trust I (“Trust I”) and First United Statutory Trust II (“Trust II”), both Connecticut statutory business trusts. Until September 14, 2019 when it was canceled, the Corporation also served as the parent company to First United Statutory Trust III, a Delaware statutory business trust (“Trust III” and together with Trust I and Trust II, the “Trusts”). The Trusts were formed for the purpose of selling trust preferred securities that qualified as Tier 1 capital. The Bank has two consumer finance company subsidiaries - OakFirst Loan Center, Inc., a West Virginia corporation, and OakFirst Loan Center, LLC, a Maryland limited liability company - and two subsidiaries that it uses to hold real estate acquired through foreclosure or by deed in lieu of foreclosure - First OREO Trust, a Maryland statutory trust, and FUBT OREO I, LLC, a Maryland limited liability company.

At December 31, 2020, we had total assets of $1.7 billion, net loans of $1.1 billion, and deposits of $1.4 billion. Shareholders’ equity at December 31, 2020 was $131.0 million.

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

The Bank’s residential mortgage portfolio is distributed between variable and fixed rate loans. Some loans are booked at fixed rates in order to meet the Bank’s requirements under the federal Community Reinvestment Act (the “CRA”) or to complement our asset liability mix. Other fixed rate residential mortgage loans are originated in a brokering capacity on behalf of other financial institutions, for which the Bank receives a fee. As with any consumer loan, repayment is dependent on the borrower’s continuing financial stability, which can be adversely impacted by factors such as job loss, divorce, illness, or personal bankruptcy. Residential mortgage loans exceeding an internal loan-to-value ratio require private mortgage insurance. Title insurance protecting the Bank’s lien priority, as well as fire and casualty insurance, is also required. During 2020, the Bank was an active participant in selling qualifying residential mortgage loans to the secondary market outlet due to the low rate environment.

Home equity lines of credit, included within the residential mortgage portfolio, are secured by the borrower’s home and can be drawn on at the discretion of the borrower. These lines of credit are at variable interest rates.

The Bank also provides residential real estate construction loans to builders and individuals for single family dwellings. Residential construction loans are usually granted based upon “as completed” appraisals and are secured by the property under construction. Site inspections are performed to determine pre-specified stages of completion before loan proceeds are disbursed. These loans typically have maturities of six to twelve months and may have a fixed or variable rate. Permanent financing for individuals offered by the Bank includes fixed and variable rate loans with five, seven or ten year adjustable rate mortgages.

A variety of other consumer loans are also offered to customers, including indirect and direct auto loans, student loans, and other secured and unsecured lines of credit and term loans.

An allowance for loan losses (“ALL”) is maintained to provide for probable losses from our lending activities. A complete discussion of the factors considered in determination of the ALL is included in Item 7 of Part II of this report.

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

At December 31, 2020 and 2019, the total market value of assets under the supervision of the Bank’s Trust Department was approximately $1.0 billion and $902.2 million, respectively. Trust Department revenues for these years may be found in the Consolidated Statements of Income under the heading “Other operating income”, which is contained in Item 8 of Part II of this annual report.

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

The following tables set forth deposit data for the Maryland and West Virginia Counties in which the Bank maintains offices as of June 30, 2020, the most recent date for which comparative information is available.

	Offices	Deposits	Market
	(in Market)	(in thousands)	Share
Allegany County, Maryland:
Truist Bank	5	$287,485	36.53%
Manufacturers & Traders Trust Company	6	213,061	27.07%
First United Bank & Trust	3	202,627	25.75%
Standard Bank, PaSB	2	83,803	10.65%
Source: FDIC Deposit Market Share Report

Frederick County, Maryland:
PNC Bank NA	14	$1,559,759	26.54%
Truist Bank	12	1,100,016	18.72%
Bank Of America NA	5	648,499	11.03%
Acnb Bank	5	440,779	7.50%
Manufacturers & Traders Trust Company	6	422,059	7.18%
Sandy Spring Bank	4	398,103	6.77%
Capital One NA	2	356,345	6.06%
Middletown Valley Bank	4	285,481	4.86%
Woodsboro Bank	7	270,601	4.60%
First United Bank & Trust	4	189,669	3.23%
Wells Fargo Bank NA	1	98,565	1.68%
Fulton bank National Association	2	65,598	1.12%
Wesbanco Bank Inc	2	38,354	0.65%
Woodforest National Bank	1	3,478	0.06%
Source: FDIC Deposit Market Share Report

Garrett County, Maryland:
First United Bank & Trust	5	$459,282	64.39%
Manufacturers & Traders Trust Company	2	96,662	13.55%
Truist Bank	2	74,347	10.42%
Clear Mountain Bank	1	56,959	7.98%
Somerset Trust Company	1	19,328	2.71%
Miners & Merchants Bank	1	6,780	0.95%
Source: FDIC Deposit Market Share Report

Washington County, Maryland:
Truist Bank	8	$644,387	23.27%
Fulton Bank National Association	8	569,122	20.55%
Manufacturers & Traders Trust Company	10	505,175	18.24%
Middletown Valley Bank	3	315,931	11.41%
PNC Bank NA	3	315,305	11.39%
First United Bank & Trust	4	127,757	4.61%
CNB Bank, Inc.	4	109,717	3.96%
United Bank	2	85,443	3.09%
Orrstown Bank	1	51,085	1.84%
Bank of Charles Town	1	24,053	0.87%
Ameriserv Financial Bank	1	14,227	0.51%
Jefferson Security Bank	1	7,232	0.26%
Source: FDIC Deposit Market Share Report

Berkeley County, West Virginia:
Truist Bank	5	$407,365	25.17%
United Bank	4	388,466	24.00%
City National Bank of West Virginia	4	204,394	12.63%
Summit Community Bank	3	162,204	10.02%
First United Bank & Trust	3	143,044	8.84%
Jefferson Security Bank	2	110,635	6.84%
CNB Bank, Inc.	3	99,902	6.17%
Bank of Charles Town	2	99,439	6.14%
Woodforest National Bank	1	3,017	0.19%
Source: FDIC Deposit Market Share Report

Harrison County, West Virginia:
Truist Bank	3	$390,109	22.49%
MVB Bank, Inc	2	277,988	16.03%
The Huntington National Bank	3	268,326	15.47%
WesBanco Bank, Inc.	6	254,907	14.69%
JP Morgan Chase Bank, NA	1	219,268	12.64%
Harrison County Bank	4	116,539	6.72%
City National Bank of West Virginia	2	57,002	3.29%
Premier Bank, Inc.	1	42,889	2.47%
West Union Bank	1	20,840	1.20%
Summit Community Bank, Inc	1	16,703	0.96%
Clear Mountain Bank	1	15,983	0.92%
BC Bank, Inc.	1	15,937	0.92%
United Bank	1	15,750	0.91%
Freedom Bank, Inc	1	15,149	0.87%
First United Bank & Trust	1	7,282	0.42%
Source: FDIC Deposit Market Share Report

Mineral County, West Virginia:
First United Bank & Trust	2	$109,665	39.21%
Truist Bank	1	67,236	24.04%
Manufacturers & Traders Trust Company	2	57,378	20.51%
Grant County Bank	1	33,380	11.93%
FNB Bank, Inc.	1	12,059	4.31%
Source: FDIC Deposit Market Share Report

Monongalia County, West Virginia:
United Bank	6	$1,151,176	34.38%
The Huntington National Bank	7	514,154	15.36%
Truist Bank	4	492,750	14.72%
MVB Bank, Inc.	2	379,112	11.33%
Clear Mountain Bank	6	292,413	8.74%
Wesbanco Bank, Inc.	3	194,234	5.80%
PNC Bank NA	4	138,153	4.13%
First United Bank & Trust	3	115,514	3.45%
First Exchange Bank	1	32,725	0.98%
Citizens Bank of Morgantown, Inc.	1	32,526	0.97%
City National Bank of West Virginia	1	3,520	0.11%
Summit Community Bank, Inc	1	1,036	0.03%
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

Capital Requirements

We require capital to fund loans, satisfy our obligations under the Bank’s letters of credit, meet the deposit withdrawal demands of the Bank’s customers, and satisfy our other monetary obligations. To the extent that deposits are not adequate to fund our capital requirements, we can rely on the funding sources identified below under the heading “Liquidity Management”. At December 31, 2020, the Bank had $130.0 million available through unsecured lines of credit with correspondent banks, $1.1 million available through a secured line of credit with the Fed Discount Window and approximately $134.4 million available through the Federal Home Loan Bank of Atlanta (“FHLB”). Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our ability to meet our future capital requirements.

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

At December 31, 2020, we were in compliance with the applicable requirements.

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

Following the 2010 enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), the federal banking regulators implemented the Basel III regulatory framework on bank capital adequacy, stress testing, and market liquidity risk (the “Basel III Capital Rules”). The Basel III Capital Rules revised the prompt corrective action requirements by (i) introducing the Common Equity Tier 1 (“CET1”) ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category (other than critically undercapitalized), with the minimum Tier 1 capital ratio for well-capitalized status being 8%; and (iii) eliminating the provision that permitted a bank with a composite supervisory rating of 1 but a leverage ratio of at least 3% to be deemed adequately capitalized.

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

At December 31, 2020, the Bank and the Corporation were “well capitalized” based on the aforementioned ratios.

Liquidity Requirements

Historically, the regulation and monitoring of bank liquidity has been addressed as a supervisory matter, without required formulaic measures. The Basel III Capital Rules require banks to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward would be required by regulation. One test, referred to as the liquidity coverage ratio, is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio, is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will incent banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source.

Deposit Insurance

The Bank is a member of the FDIC and pays an insurance premium to the FDIC based upon its assessable deposits on a quarterly basis. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government.

The deposit insurance limit set by law is currently $250,000. The coverage limit is per depositor, per insured depository institution for each account ownership category.

The Dodd-Frank Act set a new minimum Deposit Insurance Fund (“DIF”) Reserve Ratio at 1.35% of estimated insured deposits. The FDIC was required to attain this ratio by September 30, 2019. In connection with this change, the FDIC was required to redefine the deposit insurance assessment base for an insured depository institution. Prior to the change, an institution’s assessment base was historically its domestic deposits, with some adjustments. As redefined pursuant to the Dodd-Frank Act, an institution’s assessment base is now an amount equal to the institution’s average consolidated total assets during the assessment period minus average tangible equity. Institutions with $1.0 billion or more in assets at the end of a fiscal quarter, like the Bank, must report their average consolidated total assets on a daily basis and report their average tangible equity on an end-of-month balance basis.

On September 30, 2019, the DIF reserve ratio reached 1.36%.  As a result, small banks will receive assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from 1.15% to 1.35%, to be applied when the reserve ratio is at least 1.38%. The Bank received assessment credits of $0.1 million and $0.3 million in 2020 and 2019, respectively.

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

Dodd-Frank Act

The Dodd-Frank Act was enacted in July 2010 and significantly restructured the financial regulatory regime in the United States. Although the Dodd-Frank Act’s provisions that have received the most public attention generally have been those applying to or more likely to affect larger institutions such as banks and bank holding companies with total consolidated assets of $50 billion or more, it contains numerous other provisions that affect all financial institutions, including the Bank. The Dodd-Frank Act established the Consumer Financial Protection Bureau (the “CFPB”), discussed below, and contains a wide variety of provisions (many of which are not yet effective) affecting the regulation of depository institutions, including fair lending, fair debt collection practices, mortgage loan origination and servicing obligations, bankruptcy, military service member protections, use of credit reports, privacy matters, and disclosure of credit terms and correction of billing errors. Local, state and national regulatory and enforcement agencies continue efforts to address perceived problems within the mortgage lending and credit card industries through broad or targeted legislative or regulatory initiatives aimed at lenders’ operations in consumer lending markets. There continues to be a significant amount of legislative and regulatory activity, nationally, locally and at the state level, designed to limit certain lending practices while mandating certain servicing procedures. Federal bankruptcy and state debtor relief and collection laws, as well as the Servicemembers Civil Relief Act affect the ability of banks, including the Bank, to collect outstanding balances.

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

Federal Securities Laws and NASDAQ Rules

The shares of the Corporation’s common stock, par value $.01 per share (the “Common Stock”), are registered with the SEC under Section 12(b) of the Exchange and listed on the NASDAQ Global Select Market. The Corporation is subject to information reporting requirements, proxy solicitation requirements, insider trading restrictions and other requirements of the Exchange Act, including the requirements imposed under the federal Sarbanes-Oxley Act of 2002, and rules adopted by NASDAQ. Among other things, loans to and other transactions with insiders are subject to restrictions and heightened disclosure, directors and certain committees of the Board must satisfy certain independence requirements, the Corporation must comply with certain enhanced corporate governance requirements, and various issuances of securities by the Corporation require shareholder approval.

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

EMPLOYEES

At December 31, 2020, we employed 319 individuals, of whom 280 were full-time employees.

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

Risks Relating to the COVID-19 Global Pandemic

The COVID-19 pandemic has adversely impacted our business and financial results and that of many of our customers, and the ultimate impact will depend on future developments, which are highly uncertain, cannot be predicted, and are largely outside of our control, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The COVID-19 pandemic has adversely impacted our business and financial results and that of many of our customers, and the ultimate impact will depend on future developments, which are highly uncertain, cannot be predicted, and are largely outside of our control, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic. The COVID-19 pandemic has created extensive disruptions to the global and U.S. economies and to the lives of individuals throughout the world. Governments, businesses, and the public are taking unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal and monetary stimulus, and legislation designed to deliver financial aid and other relief. While the scope, duration, and full effects of COVID-19 are rapidly evolving and not fully known, the pandemic and the efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, impacted market interest rates, increased economic and market uncertainty, and disrupted trade and supply chains. If these effects continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified in this Annual Report on Form 10-K could be exacerbated and the effects of COVID-19 could have a material adverse impact on us in a number of ways as described in more detail below.

Credit Risk - Our risks of timely loan repayment and the value of collateral supporting the loans are affected by the strength of our borrowers’ businesses. Concern about the spread of COVID-19 has caused and is likely to continue to cause business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and commercial property vacancy rates, reduced profitability and ability for property owners to make mortgage payments, and overall economic and financial market instability, all of which may cause our customers to be unable to make scheduled loan payments.

Hotel and restaurant operators and others in the leisure, hospitality and travel industries, among other industries, have been particularly harmed by COVID-19. See the discussion contained in Item 7 of Part II of this Annual Report for information about the Company’s outstanding loans to borrowers in the hotel and restaurant industries. If the effects of COVID-19 result in widespread and sustained repayment shortfalls on loans in our portfolio, then we could incur significant delinquencies, foreclosures and credit losses, particularly if the available collateral is insufficient to cover our credit exposure. The future effects of COVID-19 on economic activity could negatively affect the collateral values associated with our existing loans, the ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of our lending and services, and the financial condition and credit risk of our customers. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking certain remediation actions, such as foreclosure. In addition, we have unfunded commitments to extend credit to customers. During a challenging economic environment, our customers depend more on our credit commitments and increased borrowings under these commitments could adversely impact our liquidity. Furthermore, in an effort to support our communities during the pandemic, we are participating in the Paycheck Protection Program (“PPP”) under the CARES Act whereby loans to small businesses are made and those loans are subject to the regulatory requirements that would require forbearance of loan payments for a specified time or that would limit our ability to pursue all available remedies in the event of a loan default. If the borrower under the PPP loan fails to qualify for loan forgiveness, we are at the heightened risk of holding these loans at unfavorable interest rates as compared to the loans to customers that we would have otherwise extended credit.

Strategic Risk - Our success may be affected by a variety of external factors that may affect the price or marketability of our products and services, changes in interest rates that may increase our funding costs, reduced demand for our financial products due to economic conditions and the various response of governmental and nongovernmental authorities. The COVID-19 pandemic has significantly increased economic and demand uncertainty and has led to disruption and volatility in the global capital markets. Furthermore, many of the governmental actions have been directed toward curtailing household and business activity to contain COVID-19. These actions have been rapidly expanding in scope and intensity. For example, in many of our markets, local governments have acted to temporarily close or restrict the operations of most businesses. The future effects of COVID-19 on economic activity could negatively affect the future banking products we provide, including a decline in originating loans.

Operational Risk - Current and future restrictions on our workforce’s access to our facilities could limit our ability to meet customer servicing expectations and have a material adverse effect on our operations. We rely on business processes and branch activity that largely depend on people and technology, including access to information technology systems as well as information, applications, payment systems and other services provided by third parties. In response to COVID-19, we have modified our business practices with a portion of our employees working remotely from their homes to have our operations uninterrupted as much as possible. Further, technology in employees’ homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in our offices. The continuation of these work-from-home measures also introduces additional operational risk, including increased cybersecurity risk from phishing, malware, and other cybersecurity attacks, all of which could expose us to risks of data or financial loss and could seriously disrupt our operations and the operations of any impacted customers.

Moreover, we rely on many third parties in our business operations, including the appraiser of the real property collateral, vendors that supply essential services such as loan servicers, providers of financial information, systems and analytical tools and providers of electronic payment and settlement systems, and local and federal government agencies, offices, and courthouses. In light of the developing measures responding to the pandemic, many of these entities may limit the availability and access of their services. If the third-party service providers continue to have limited capacities for a prolonged period or if additional limitations or potential disruptions in these services materialize, it may negatively affect our operations.

Interest Rate Risk/Market Value Risk - Our net interest income, lending and investment activities, deposits and profitability could be negatively affected by volatility in interest rates caused by uncertainties stemming from COVID-19. In March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range from 0% to 0.25%, citing concerns about the impact of COVID-19 on financial markets and market stress in the energy sector. A prolonged period of extremely volatile and unstable market conditions could increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in prevailing fair market values of our investment securities and other assets, including mortgage servicing rights and SBA loan servicing rights. Fluctuations in interest rates will impact both the level of income and expense recorded on many of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition.

Because there have been no comparable recent global pandemics that resulted in similar global impact, we do not yet know the full extent of COVID-19’s effects on our business, operations, or the global economy as a whole. Any future development will be highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the effectiveness of our work-from-home arrangements, third party providers’ ability to support our operations, and any actions taken by governmental authorities and other third parties in response to the pandemic. The uncertain future development of this crisis could materially and adversely affect our business, operations, operating results, financial condition, liquidity or capital levels.

The outbreak of other pandemics in the future could have similar or worse impacts on our financial condition and/ or results of operations.

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

Changes to LIBOR may adversely impact the value of, and the return on, our loans, investment securities and derivatives which are indexed to LIBOR.

We have certain FHLB advances, brokered deposits, loans and investment securities indexed to LIBOR to calculate the loan interest rate. On July 27, 2017, the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR to the LIBOR administrator after 2021. The announcement also indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide LIBOR submissions to the LIBOR administrator or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable benchmark for certain loans and liabilities including our subordinated notes, what rate or rates may become accepted alternatives to LIBOR or the effect of any such changes in views or alternatives on the values of the loans and liabilities, whose interest rates are tied to LIBOR. Uncertainty as to the nature of such potential changes, alternative reference rates, the elimination or replacement of LIBOR, or other reforms may adversely affect the value of, and the return on our loans, and our investment securities.

The majority of our business is concentrated in Maryland and West Virginia, much of which involves real estate lending, so a decline in the real estate and credit markets could materially and adversely impact our financial condition and results of operations.

Most of the Bank’s loans are made to borrowers located in Western Maryland and Northeastern West Virginia, and many of these loans, including construction and land development loans, are secured by real estate. At December 31, 2020, approximately 10%, or $117.0 million, of our total loans were real estate acquisition, construction and development loans that were secured by real estate. Accordingly, a decline in local economic conditions would likely have an adverse impact on our financial condition and results of operations, and the impact on us would likely be greater than the impact felt by larger financial institutions whose loan portfolios are geographically diverse. We cannot guarantee that any risk management practices we implement to address our geographic and loan concentrations will be effective to prevent losses relating to our loan portfolio.

The Bank’s concentrations of commercial real estate loans could subject it to increased regulatory scrutiny and directives, which could force us to preserve or raise capital and/or limit future commercial lending activities.

The federal banking regulators believe that institutions that have particularly high concentrations of Commercial Real Estate (“CRE”) loans within their lending portfolios face a heightened risk of financial difficulties in the event of adverse changes in the economy and CRE markets. Accordingly, through published guidance, these regulators have directed institutions whose concentrations exceed certain percentages of capital to implement heightened risk management practices appropriate to their concentration risk. The guidance provides that banking regulators may require such institutions to reduce their concentrations and/or maintain higher capital ratios than institutions with lower concentrations in CRE. At December 31, 2020, our CRE concentrations were below the heightened risk management thresholds set forth in this guidance.

The Bank may experience loan losses in excess of its allowance for loan losses, which would reduce our earnings.

The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loans being made, the creditworthiness of the borrowers over the term of the loans and, in the case of collateralized loans, the value and marketability of the collateral for the loans. Management of the Bank maintains an ALL based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides the ALL based upon a percentage of the outstanding balances and for specific loans when their ultimate collectability is considered questionable. If management’s assumptions and judgments prove to be incorrect and the ALL is inadequate to absorb future losses, or if the bank regulatory authorities require us to increase the ALL as a part of its examination process, our earnings and capital could be significantly and adversely affected. Although management continually monitors our loan portfolio and makes determinations with respect to the ALL, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to our non-performing or performing loans. Material additions to the ALL could result in a material decrease in our net income and capital; and could have a material adverse effect on our financial condition.

A new accounting standard will likely require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.

The Financial Accounting Standards Board (“FASB”) has adopted a new accounting standard that was originally effective for the Corporation and the Bank beginning with our first full fiscal year after December 15, 2019. In November 2019, the FASB approved a delay of the required implementation date of ASU No. 2016-13 for smaller reporting companies, as defined by the SEC, and other non-SEC reporting entities, including the Corporation, resulting in a required implementation date for the Corporation of January 1, 2023. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. This standard will change the current method of providing allowances for loan losses that are probable, which would likely require us to increase our ALL, and to greatly increase the types of data we would need to collect and review to determine the appropriate level of the ALL. Any increase in our ALL or expenses incurred to determine the appropriate level of the ALL may have a material adverse effect on our financial condition and results of operations.

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

At December 31, 2020, investment securities in our investment portfolio having a cost basis of $230.5 million and a market value of $226.9 million were classified as available-for-sale pursuant to FASB Accounting Standards Codification (“ASC”) Topic 320, Investments – Debt and Equity Securities, relating to accounting for investments. Topic 320 requires that unrealized gains and losses in the estimated value of the available-for-sale portfolio be “marked to market” and reflected as a separate item in shareholders’ equity (net of tax) as accumulated other comprehensive loss. There can be no assurance that future market performance of our investment portfolio will enable us to realize income from sales of securities. Shareholders’ equity will continue to reflect the unrealized gains and losses (net of tax) of these investments. Moreover, there can be no assurance that the market value of our investment portfolio will not decline, causing a corresponding decline in shareholders’ equity.

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

Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. A decline in the price of the shares of Common Stock or occurrence of a triggering event following any of our quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period which was not reflected in such earnings release. In the event that we conclude that all or a portion of our goodwill may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital. At December 31, 2020, we had recorded goodwill of $11.0 million, representing approximately 8.4% of shareholders’ equity. See the discussion under the heading “Estimates and Critical Accounting Policies – Goodwill” in Item 7 of Part II of this annual report for further information.

At December 31, 2020, our net deferred tax assets were valued at $8.0 million. Included in that total is $2.7 million of state net operating loss carryforwards (“NOLs”) associated with separate company tax filings of the Corporation, which we do not expect to use and, thus, we have established a $2.7 million valuation allowance. A deferred tax asset is reduced by a valuation allowance if, based on the weight of the evidence available, both negative and positive, including the recent trend of quarterly earnings, management believes that it is more likely than not that some portion or all of the total deferred tax asset will not be realized. Moreover, our ability to utilize our net operating loss carryforwards to offset future taxable income may be significantly limited if we experience an “ownership change,” as determined under Section 382 of the Code. If an ownership change were to occur, the limitations imposed by Section 382 of the Code could result in a portion of our net operating loss carryforwards expiring unused, thereby impairing their value. Section 382’s provisions are complex, and we cannot predict any circumstances surrounding the future ownership of the Common Stock. Accordingly, we cannot provide any assurance that we will not experience an ownership change in the future.

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

The capital standards to which we are subject, including the standards created by the Basel III Capital Rules, may materially limit our ability to use our capital resources and/or could require us to raise additional capital by issuing additional shares of Common Stock or other equity securities. The issuance of additional equity securities could dilute existing stockholders.

A material weakness or significant deficiency in our disclosure or internal controls could have an adverse effect on us.

The Corporation is required by the Sarbanes-Oxley Act of 2002 to establish and maintain disclosure controls and procedures and internal control over financial reporting. These control systems are intended to provide reasonable assurance that material information relating to the Corporation is made known to our management and reported as required by the Exchange Act, to provide reasonable assurance regarding the reliability and preparation of our financial statements, and to provide reasonable assurance that fraud and other unauthorized uses of our assets are detected and prevented. We may not be able to maintain controls and procedures that are effective at the reasonable assurance level. If that were to happen, our ability to provide timely and accurate information about the Corporation, including financial information, to investors could be compromised and our results of operations could be harmed. Moreover, if the Corporation or its independent registered public accounting firm were to identify a material weakness or significant deficiency in any of those control systems, our reputation could be harmed and investors could lose confidence in us, which could cause the market price of the Corporation’s stock to decline and/or limit the trading market for the shares of the Common Stock.

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

Our operational or communications systems or infrastructure may fail or may be the subject of a breach or cyber-attack that, if successful, could adversely affect our business or disrupt business continuity.

Our business depends heavily on the use of computer systems, the Internet and other means of electronic communication and recordkeeping to process, record, and monitor client transactions and to communicate with clients and other institutions on a continuous basis. As client, industry, public, and regulatory expectations regarding operational and information security have increased, our operational systems and infrastructure continue to be safeguarded and monitored for potential failures, disruptions, and breakdowns, whether as a result of events beyond our control or otherwise.

Our business, financial, accounting, data processing, or other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control. For example, there could be sudden increases in client transaction volume; electrical or telecommunications outages; natural disasters such as earthquakes, tornadoes, floods, and hurricanes; disease pandemics; events arising from local or larger scale political or social matters, including terrorist acts; occurrences of employee error, fraud, theft, or malfeasance; disruptions caused by technology implementation, including hardware deployment and software updates; and, as described below, cyber-attacks.

Although we have business continuity plans and other safeguards in place, our operations and communications may be adversely affected by significant and widespread disruption to our systems and infrastructure that support our businesses, clients, and teammates. While we continue to evolve and modify our business continuity plans, there can be no assurance in an escalating threat environment that they will be effective in avoiding disruption and business impacts. Our insurance may not be adequate to compensate us for all resulting losses, and the cost to obtain adequate coverage may increase for us or the industry.

Security risks for financial institutions such as ours have dramatically increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication, resources, and activities of hackers, terrorists, activists, industrial spies, insider bad actors, organized crime, and other external parties, including nation state actors. In addition, to access our products and services, clients may use devices and/or software that are beyond our control environment, which may provide additional avenues for attackers to gain access to confidential information. Although we have information security procedures and controls in place, our technologies, systems, networks, and clients' devices and software may become the target of cyber-attacks, information security breaches, business email compromise, or information theft that could result in the unauthorized release, gathering, monitoring, misuse, loss, change, or destruction of our or our clients' or teammates' confidential, proprietary, or other information (including personal identifying information of individuals), or otherwise disrupt our or our clients' or our third parties' business operations. U.S. financial institutions and financial service companies have reported breaches in the security of their websites or other systems, including attempts to shut down access to their networks and/or systems in an attempt to extract compensation from them to regain control. Financial institutions, including the Bank, have experienced distributed denial-of-service attacks, a sophisticated and targeted attack intended to disable or degrade internet service or to sabotage systems.

We and others in our industry are regularly the subject of attempts by attackers to gain unauthorized access to our networks, systems, and data, or to obtain, change, or destroy confidential data (including personal identifying information of individuals) through a variety of means, including computer viruses, malware, business email compromise, and phishing. These attacks may result in unauthorized individuals obtaining access to our confidential information or that of our clients or teammates, or otherwise accessing, compromising, damaging, or disrupting our systems or infrastructure.

We are continuously developing and enhancing our controls, processes, and practices designed to protect our systems, computers, software, data, and networks from attack, damage, or unauthorized access. This continued development and enhancement will require us to expend additional resources, including resources to investigate and remediate any information security vulnerabilities that may be detected. Despite our ongoing investments in security resources, talent, and business practices, we are unable to assure that any security measures will be effective.

If our systems and infrastructure were to be breached, compromised, damaged, or disrupted, or if we were to experience a loss of our confidential information or that of our clients or teammates, we could be subject to serious negative consequences, including disruption of our operations, damage to our reputation, a loss of trust in us on the part of our clients, vendors or other counterparties, client or teammate attrition, reimbursement or other costs, increased compliance costs, significant litigation exposure and legal liability, or regulatory fines, penalties or intervention. Any of these could materially and adversely affect our results of operations, our financial condition, and/or our share price.

A disruption, breach, or failure in the operational systems or infrastructure of our third party vendors or other service providers, including as a result of cyber-attacks, could adversely affect our business.

Third parties perform significant operational services on our behalf. These third parties with whom we do business or that facilitate our business activities, including exchanges, clearing houses, central clearing counterparties, financial intermediaries, or vendors that provide services or security solutions for our operations, could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints. In particular, operating our business requires us to provide access to client, teammate, and other sensitive Company information to our contractors, consultants, and other third parties and authorized entities. Controls and oversight mechanisms are in place that are designed to limit access to this information and protect it from unauthorized disclosure, theft, and disruption. However, control systems and policies pertaining to system access are subject to errors in design, oversight failure, software failure, human error, intentional subversion, or other compromise resulting in theft, error, loss, or inappropriate use of information or systems to commit fraud, cause embarrassment to us or our executives or to gain competitive advantage. In addition, regulators expect financial institutions to be responsible for all aspects of their performance, including aspects which they delegate to third parties. If a disruption, breach, or failure in the system or infrastructure of any third party with whom we do business occurred, then our business may be materially and adversely affected in a manner similar to if our own systems or infrastructure had been compromised. As has been the case in other major system events in the U.S., our systems and infrastructure may also be attacked, compromised, or damaged as a result of, or as the intended target of, any disruption, breach, or failure in the systems or infrastructure of any third party with whom we do business.

First United Corporation will likely incur significant expenses and faces the possibility of damages in connection with recent litigation.

As discussed below in Item 3 of Part I of this report, the Corporation, its directors, and two former directors have been sued by Driver Opportunity Fund I LP (the “Driver Shareholder”). This litigation has, and will likely continue to be, time consuming and has involved, and will likely continue to involve, significant defense and other costs. We cannot predict what expenses that we might incur in connection with this litigation. This litigation, if decided adversely to us, could result in significant monetary damages and reputational harm and require us to incur significant expenses related to holding a new meeting of shareholders, if the court were to order such a meeting as part of the relief granted. Subject to certain conditions imposed by Maryland law, our bylaws require us to indemnify and advance expenses to each of the current and former directors who are parties to this litigation. Further, our insurance policies might not cover all expenses and/or claims that have been or might be brought against us and the individual defendants, and insurance coverage might not continue to be available to us at a reasonable cost. As a result, we are exposed to the possibility of substantial uninsured liabilities in connection with this litigation, including pursuant to our indemnification obligations, which could materially and adversely affect our business, prospects, results of operations and financial condition.

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

We are a community banking organization and our ability to maintain our reputation is critical to the success of our business.

We are a community banking organization, and our reputation is one of the most valuable components of our business. A key component of our business strategy is to rely on our reputation for customer service and knowledge of local markets to expand our presence by capturing new business opportunities from existing and prospective customers in our current market and contiguous areas. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates. If our reputation is negatively affected by the actions of our employees, by our inability to conduct our operations in a manner that is appealing to current or prospective customers, or otherwise, our business and, therefore, our operating results may be materially adversely affected.

We could be adversely affected by risks associated with future acquisitions and expansions.

Although our core growth strategy is focused around organic growth, we may from time to time consider acquisition and expansion opportunities involving a bank or other entity operating in the financial services industry. We cannot predict if or when we will engage in such a strategic transaction, or the nature or terms of any such transaction. To the extent that we grow through an acquisition, we cannot assure investors that we will be able to adequately and profitably manage that growth or that an acquired business will be integrated into our existing businesses as efficiently or as timely as we may anticipate. Acquiring another business would generally involve risks commonly associated with acquisitions, including:

•increased capital needs;

•increased and new regulatory and compliance requirements;

•implementation or remediation of controls, procedures and policies with respect to the acquired business;

•diversion of management time and focus from operation of our then-existing business to acquisition-integration challenges;

•coordination of product, sales, marketing and program and systems management functions;

•transition of the acquired business’s users and customers onto our systems;

•retention of employees from the acquired business;

•integration of employees from the acquired business into our organization;

•integration of the acquired business’s accounting, information management, human resources and other administrative systems and operations with ours;

•potential liability for activities of the acquired business prior to the acquisition, including violations of law, commercial disputes and tax and other known and unknown liabilities;

•potential increased litigation or other claims in connection with the acquired business, including claims brought by regulators, terminated employees, customers, former stockholders, vendors, or other third parties; and

•potential goodwill impairment.

Our failure to execute our acquisition strategy could adversely affect our business, results of operations, financial condition and future prospects risks of unknown or contingent liabilities.

Risks Relating to First United Corporation’s Securities

The shares of Common Stock are not insured.

The shares of Common Stock are not deposits and are not insured against loss by the FDIC or any other governmental or private agency.

The shares of Common Stock are not heavily traded.

Shares of the Common Stock are listed on the NASDAQ Global Select Market, but are not heavily traded.  Securities that are not heavily traded can be more volatile than stock trading in an active public market.  Factors such as our financial results, the introduction of new products and services by us or our competitors, various factors affecting the banking industry generally, and investor speculation as to our future plans and strategies could have a significant impact on the market price and trading volume of the shares of Common Stock.  Likewise, events that are unrelated to the Corporation but that affect the equity markets generally, such as international health crises, wars, political instability and similar factors, could also have a significant impact on the market price and trading volume of the shares of Common Stock.  Management cannot predict the extent to which an active public market for shares of Common Stock will develop or be sustained in the future.  Accordingly, shareholders may not be able to sell their shares at the volumes, prices, or times that they desire.

Significant sales of shares of Common Stock, or the perception that significant sales may occur in the future, could adversely affect the market price of shares of Common Stock.

The Common Stock is currently included in the Russell 3,000 Index maintained by Financial Times Stock Exchange Group Russell, which tracks the performance of the 3,000 largest U.S.-traded equity securities. As of the date of this annual report, the Corporation believes it likely that the Common Stock will be eliminated from the Russell 3,000 Index when it is reconstituted in or about June 2021 and that, as a result, investors that invest in Russell 3,000 Index stocks could sell approximately 632,000 shares of Common Stock following such reconstitution.

The sale of a substantial number of shares of the Common Stock could adversely affect the market price of such shares. The availability of shares for future sale could adversely affect the prevailing market price of shares of Common Stock and could cause the market price of such shares to remain low for a substantial amount of time. In addition, the Corporation may grant equity awards under its equity compensation plans from time to time in effect, including fully-vested shares of Common Stock. It is possible that if a significant percentage of such available shares were attempted to be sold within a short period of time, the market for the shares would be adversely affected. Management cannot predict whether the market for shares of Common Stock could absorb a large number of attempted sales in a short period of time, regardless of the price at which they might be offered. Even if a substantial number of sales do not occur within a short period of time, the mere existence of this “market overhang” could have a negative impact on the market for the common stock and our ability to raise capital in the future.

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

Maryland laws include provisions that could discourage a sale or takeover of the Corporation. The Maryland Business Combination Act generally prohibits, subject to certain limited exceptions, corporations from being involved in any “business combination” (defined as a variety of transactions, including a merger, consolidation, share exchange, asset transfer or issuance or reclassification of equity securities) with any “interested shareholder” for a period of five years following the most recent date on which the interested shareholder became an interested shareholder. An interested shareholder is defined generally as a person who is the beneficial owner of 10% or more of the voting power of the outstanding voting stock of the corporation after the date on which the corporation had 100 or more beneficial owners of its stock or who is an affiliate or associate of the corporation and was the beneficial owner, directly or indirectly, of 10% percent or more of the voting power of the then outstanding stock of the corporation at any time within the two-year period immediately prior to the date in question and after the date on which the corporation had 100 or more beneficial owners of its stock. The Maryland Control Share Acquisition Act applies to acquisitions of “control shares”, which, subject to certain exceptions, are shares the acquisition of which entitle the holder, directly or indirectly, to exercise or direct the exercise of the voting power of shares of stock of the corporation in the election of directors within any of the following ranges of voting power: one-tenth or more, but less than one-third of all voting power; one-third or more, but less than a majority of all voting power or a majority or more of all voting power. Control shares have limited voting rights. Maryland banking laws provide that the Maryland Commissioner must approve certain acquisitions of the common stock of the Corporation and/or the Bank, and these laws impose penalties on persons who effect such acquisitions without approval, including a five year voting prohibition.

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

Risks Relating to Proxy Contests

We are subject to risks associated with proxy contests and other actions of activist shareholders.

In connection with the 2020 Annual Meeting of Shareholders (the “2020 Meeting”), the Driver Shareholder nominated (conditionally accepted by the Corporation) three candidates for election to the Corporation’s Board of Directors at the 2020 Meeting and engaged in a proxy contest with the Corporation’s Board of Directors. The Corporation incurred costs of approximately $3.3 million in connection with this proxy contest. On January 8, 2021, the Driver Shareholder notified the Corporation that it intends to nominate one director for election at the 2021 Annual Meeting of Shareholders (the “2021 Meeting”) and to present seven proposals for shareholder approval at the 2021 Meeting. The Driver Shareholder and the Corporation filed preliminary proxy statements with the SEC in respect of the 2021 Meeting on February 2, 2021 and March 2, 2021, respectively.

A proxy contest or related activities on the part of the Driver Shareholder or another shareholder could adversely affect our business for a number of reasons, including, without limitation, the following:

•Responding to proxy contests and other actions by activist stockholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees;

•Perceived uncertainties as to our future direction may result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel, business partners, customers and others important to our success, any of which could negatively affect our business and our results of operations and financial condition; and

•If nominees advanced by activist shareholders are elected or appointed to our Board of Directors with a specific agenda, it may adversely affect our ability to effectively and timely implement our strategic plans or to realize long-term value from our assets, and this could in turn have an adverse effect on our business and on our results of operations and financial condition.

Proxy contests may cause our stock price to experience periods of volatility. Further, if a proxy contest results in a change in control of our Board of Directors, such an event could subject us to risks relating to certain third parties’ rights under our existing contractual obligations, which could adversely affect our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The headquarters of the Corporation and the Bank occupies approximately 29,000 square feet at 19 South Second Street, Oakland, Maryland, and a 30,000 square feet operations center located at 12892 Garrett Highway, Oakland Maryland. These premises are owned by the Corporation. The Bank owns 19 of its banking offices and leases six. Total rent expense on the leased offices and properties was $0.4 million in 2020.

ITEM 3. LEGAL PROCEEDINGS

On September 4, 2020, the Driver Shareholder filed a lawsuit against the Corporation, all of its then-current directors, and former directors Robert W. Kurtz and Elaine L. McDonald (the individuals being collectively referred to as the “Director Defendants”) in the United States District Court for the District of Maryland (the “District Court”) and styled Driver Opportunity Partners I LP v. First United Corp., et al., No. 1:20-cv-2575 RDB (the “Driver Litigation”). The Driver Shareholder’s complaint follows a lawsuit filed by the Corporation in May 2020 against the Driver Shareholder and affiliated persons seeking a declaration that the Driver Shareholder’s acquisition of approximately 5.1% of the Corporation’s outstanding common stock during 2019 violated Section 3-314 of the Financial Institutions Article of the Annotated Code of Maryland (“FI 3-314”), rendering those shares ineligible to be voted for five years, including at the 2020 Meeting. In connection with the 2020 Meeting, Driver ran a proxy contest seeking to replace three of the Corporation’s directors with nominees of its own. The declaratory relief action, now pending in the same court, is captioned First United Corp. v. Driver Opportunity Partners I LP, et al., No. 1:20-cv-2592-RDB, although, on January 6, 2021, the District Court certified to the Maryland Court of Appeals the question of whether the Corporation has standing to seek declaratory relief under FI 3-314 and stayed the proceedings in that case pending a decision by the Maryland Court of Appeals.

For its complaint, the Driver Shareholder alleges that certain acts and omissions of the Corporation and/or the Director Defendants in connection with the 2020 Meeting and/or in response to Driver’s proxy contest constituted a wide range of torts, including breaches of fiduciary duty, abuses of process, malicious prosecution, defamation, tortious interference, unfair competition, and unjust enrichment. The Driver Shareholder seeks unspecified compensatory and punitive damages and asks the District Court to vacate the results of director election at the 2020 Meeting and order a new meeting of shareholders for the purpose of electing directors.

On January 11, 2021, the District Court issued an order dismissing six of the Driver Shareholder’s nine asserted claims: (i) breach of fiduciary duty; (ii) abuse of process (litigation); (iii) abuse of process (regulatory); (iv) malicious prosecution; (v) unfair competition; and (vi) unjust enrichment. Subsequently, on January 25, 2021, the Driver Shareholder filed a motion asking the District Court to reconsider its dismissal of the breach of duty claim, and filed a separate motion for leave to amend the Driver Shareholder’s complaint to assert claims for breach of fiduciary duty and for violation of Section 14(a) of the Exchange Act and SEC Rule 14a-9 focused on proxy materials related to the 2020 Meeting. On February 8, 2021, the Corporation and the Director Defendants filed papers opposing these motions. The Driver Shareholder filed reply papers on the motions on February 22, 2021, and briefing is now closed. The District Court has not yet decided either motion.

The Corporation and the Director Defendants believe that the Driver Shareholder’s claims lack merit and are vigorously defending the Driver Litigation. The Corporation maintains insurance coverages that it believes will cover portions of the legal expenses associated with the Driver Litigation and any damages that might be awarded to the Driver Shareholder. The Corporation has certain obligations both to indemnify and to advance defense expenses to each of the Director Defendants to the fullest extent permissible under Maryland law, and the Corporation intends to honor those obligations. It is not possible at this time for the Corporation to assess the likelihood of success of any of its and the Defendant Directors’ defenses or, thus, the outcome of the Driver Shareholder, or the amount of legal fees that it and the Director Defendants will incur in defending the Driver Litigation.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of the Corporation’s common stock are listed on the NASDAQ Global Select Market under the symbol “FUNC”. As of February 28, 2021, the issued and outstanding shares of Common Stock were held by 1,240 shareholders of record.

The ability of the Corporation to declare dividends is limited by federal banking laws and Maryland corporation laws. Subject to these and the terms of its other securities, including the TPS Debentures, the payment of dividends on the shares of common stock and the amounts thereof are at the discretion of the Corporation’s board of directors. In November 2010, the Corporation’s board of directors suspended the declaration and payment of cash dividends. This suspension was lifted in 2018. Cash dividends are typically declared on a quarterly basis. When paid, dividends to shareholders are dependent on the ability of the Corporation’s subsidiaries, especially the Bank, to declare dividends to the Corporation. Like the Corporation, the Bank’s ability to declare and pay dividends is subject to limitations imposed by federal and Maryland banking and Maryland corporation laws. A complete discussion of these and other dividend restrictions is contained in Item 1A of Part I of this annual report under the heading “Risks Relating to First United Corporation’s Securities” and in Note 23 to the Consolidated Financial Statements, both of which are incorporated herein by reference. Accordingly, there can be no assurance that dividends will be declared on the shares of common stock in any future fiscal quarter.

The Corporation’s Board of Directors periodically evaluates the Corporation’s dividend policy, both internally and in consultation with the Federal Reserve.

Issuer Repurchases

The following table provides information about shares of common stock purchased by or on behalf of First United Corporation and its affiliated purchases (as defined in Rule 10b-18 promulgated under the Exchange Act) during the three-month period ended December 31, 2020:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	N/A	248,059	(1)
Equity compensation plans not approved by security holders	—	N/A	N/A
Total	—	N/A	248,059

Equity Compensation Plan Information

Pursuant to the SEC’s Regulation S-K Compliance and Disclosure Interpretation 106.01, the information required by this Item pursuant to Item 201(d) of Regulation S-K relating to securities authorized for issuance under the Corporation’s equity compensation plans is located in Item 12 of Part III of this annual report and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data for each of the last five calendar years and is qualified in its entirety by the detailed information and financial statements, including notes thereto, included elsewhere or incorporated by reference in this annual report.

(Dollars in thousands, except for share data)	2020	2019	2018	2017	2016
Balance Sheet Data
Total Assets	$1,733,414	$1,442,027	$1,383,760	$1,335,867	$1,317,675
Net Loans	1,149,596	1,037,145	996,103	882,117	881,670
Investment Securities	295,148	225,284	231,651	240,102	237,169
Deposits	1,422,366	1,142,031	1,067,527	1,039,390	1,014,229
Long-term Borrowings	100,929	100,929	100,929	120,929	131,737
Shareholders’ Equity	131,047	125,940	117,066	108,390	113,698
Operating Data
Interest Income	$58,201	$57,920	$52,294	$46,949	$45,863
Interest Expense	9,655	11,529	8,112	7,371	8,223
Net Interest Income	48,546	46,391	44,182	39,578	37,640
Provision for Loan Losses	5,401	1,320	2,111	2,534	3,122
Other Operating Income	15,789	16,449	15,041	14,311	14,127
Net Gains	2,788	334	127	29	526
Other Operating Expense	43,934	45,389	43,808	39,170	39,107
Income Before Taxes	17,788	16,465	13,431	12,214	10,064
Income Tax expense (1)	3,947	3,336	2,764	6,945	2,783
Net Income	$13,841	$13,129	$10,667	$5,269	$7,281
Accumulated preferred stock dividends and discount accretion	—	—	—	(1,215)	(2,025)
Net income available to common shareholders	$13,841	$13,129	$10,667	$4,054	$5,256
Per Share Data
Basic net income per common share	$1.98	$1.85	$1.51	$0.58	$0.84
Diluted net income per common share	1.97	1.85	1.51	0.58	0.84
Dividends Paid	0.52	0.40	0.27	—	—
Book Value	18.74	17.71	16.52	15.34	14.95
Significant Ratios
Return on Average Assets	0.86%	0.93%	0.81%	0.40%	0.55%
Return on Average Equity	10.89%	10.44%	9.39%	4.52%	6.38%
Average Equity to Average Assets	7.88%	8.86%	8.66%	8.82%	8.62%
Dividend Payout Ratio	26.26%	21.63%	17.88%	0.00%	0.00%
Total Risk-based Capital Ratio	16.08%	16.29%	15.91%	15.98%	16.71%
Tier I Capital to Risk Weighted Assets	14.83%	15.17%	14.87%	14.97%	14.76%
Tier I Capital to Average Assets	10.36%	11.77%	11.47%	11.00%	10.95%
Common Equity Tier I to Risk Weighted Assets	12.61%	12.79%	12.45%	12.54%	10.74%

(1)2017 includes $3,226 from tax reform impact

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto for the years ended December 31, 2020 and 2019, which are included in Item 8 of Part II of this annual report.

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

Consolidated net income was $13.8 million for the year ended December 31, 2020 compared to $13.1 million for the year ended December 31, 2019. Basic and diluted net income per share for the year of 2020 were $1.98 and $1.97, respectively, compared to basic and diluted net income per share of $1.85 for the same period of 2019, a 7.0% increase. Subsequent to the issuance of a press release on February 19, 2021 that described the Corporation’s financial results for the 12 and three month periods ended December 31, 2020, management determined that approximately $0.6 million of previously deferred costs associated with consulting for automated services should be expensed during the fourth quarter of 2020. This determination negatively impacted net income for 2020 by approximately $0.4 million. The increase in earnings when comparing 2020 to 2019 was primarily due to an increase in net interest income of $2.2 million, an increase in other operating income, including gains, of $1.8 million, and a decrease in other operating expenses of $1.5 million partially offset by an increase in the provision for loan losses of $4.1 million. The increase in provision expense for 2020 was driven by an increase in the qualitative factors reflecting the uncertainty of the economic environment related to the COVID-19 pandemic and its impact on our borrowers. Of the $5.4 million net provision expense for the year, $5.9 million was related to COVID-19 qualitative factor adjustments and $0.8 million was related to loan growth and the change in loan mix. Provision expense was partially offset by the release of a specific allocation of $1.3 million based on a new appraisal, as a non-accrual loan moved to the OREO portfolio. Other operating income, including net gains, increased $1.8 million for the year ended December 31, 2020 when compared to the year ended December 31, 2019. This increase was due primarily to gains on the sale of mortgages to the secondary market as well as gains on sales of investment securities. Trust and brokerage income were strong despite market volatility early in 2020. These increases were partially offset by reduced service charge income, primarily NSF income, due to reduced consumer and business overdraft activity. Bank owned life insurance (“BOLI”) income decreased due to the receipt of death claim benefits in 2019. The net interest margin, on a fully-taxable equivalent (“FTE”) basis, declined for the year ended December 31, 2020 to 3.34% compared to 3.68% for the same period of 2019.

The provision for loan losses was $5.4 million for the year ended December 31, 2020, compared to $1.3 million for the year ended December 31, 2019. The increase in provision expense for 2020 was driven by an increase in the qualitative factors reflecting the uncertainty of the economic environment related to the COVID-19 pandemic and its impact on our borrowers. Of the $5.4 million net provision expense for the year, $5.9 million was related to COVID-19 qualitative factor adjustments and $0.8 million was related to loan growth and the change in loan mix. Provision expense was partially offset by the release of a specific allocation of $1.3 million based on a new appraisal, as a non-accrual loan moved to the other real estate owned (“OREO”) portfolio.

Other operating income, including gains, increased $1.8 million for the year ended December 31, 2020 when compared with the same period in 2019. The increase was primarily attributable to the $2.5 million increase in net gains, due primarily to the increase in mortgage origination in 2020 and the sale of those loans to the secondary market. Additionally, as prepayment speeds on investments held for sale were elevated due to the low-rate environment and the investments were prepaying at par, we made the decision to capture gains through the sale of these investments. The increased gains were offset by a $1.0 million decline in BOLI income due to the receipt of $1.1 million in death benefits in the third quarter of 2019. Service charge income, primarily NSF income, decreased as the consumer and business overdraft activity decreased in the year of 2020 due to reduced consumer spending and increased cash balances resulting from borrowers’ receipt of government stimulus payments and loans under the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”). Trust and brokerage income increased $0.4 million year-over-year although it was negatively affected by market volatility early in the year as trustee fees are directly related to the value of assets under management. Debit card income increased $0.2 million for the year ended December 31, 2020 when compared with the same period of 2019 despite reduced consumer spending. Debit card income continued to increase as we grew our deposit relationships and our customers increased use of our electronic services.

Other operating expenses decreased $1.5 million for the year ended December 31, 2020 when compared with the same period of 2019. Salaries and benefits decreased $3.6 million, primarily due to the $2.5 million salary expense offset related to loan originations, primarily PPP loans, as well as the reduced headcount resulting from the voluntary separation program implemented in the fourth quarter of 2019 and reduced life and health insurance costs. These reductions offset the annual merit increases awarded to our associates in April 2020, Financial First Responder bonuses paid and increased incentives for mortgage production. FDIC premiums increased slightly due to credits received on quarterly assessments in 2019. Equipment, occupancy and technology expenses remained stable when compared to 2019, as we began to realize cost savings from our core processor related to a new contract negotiated in 2020. Professional services increased $2.7 million primarily due to increased legal and professional expenses related to the 2020 proxy contest and related litigation. Investor relations expenses increased $1.0 million, also related to the 2020 proxy contest. OREO expenses decreased $1.5 million when compared to 2019, as we experienced lower valuation allowance write-downs related to updated appraisals. Increased marketing, consulting, miscellaneous expenses, dues and licenses, fraud expenses, miscellaneous loan fees and Visa processing fees were offset by reductions in schools and seminars, contributions, personnel related expenses, printed and office supplies, travel and lodging, mileage, contract labor, business related meals and other employee benefits expenses, most of which were related to limited operations as a result of the pandemic and management’s continued focus on cost savings and efficiencies. Other operating expenses recorded for 2020 include the above-mentioned $0.6 million of expenses associated with consulting for automated services that were previously deferred but that management determined, subsequent to February 19, 2021, should be expensed during the fourth quarter of 2020.

Outstanding loans increased to $1.2 billion at December 31, 2020, compared to $1.1 billion at December 31, 2019. The $117.4 million of growth was primarily attributable to the participation in the PPP loan program and core commercial loan growth partially offset by a decline in our mortgage loan portfolio. CRE loans increased by $33.7 million due to expansion of several new customer relationships as well as an increase in small business loans. Acquisition and development (“A&D”) loans declined by $1.0 million as amortization and payoffs offset new production. Commercial and industrial (“C&I”) loans increased by $144.4 million, including $114.0 million of PPP loans which remained on the balance sheet at December 31, 2020. The growth in the commercial portfolios was offset by a decline in residential mortgage loans of $59.3 million, as refinancing activity continued during the fourth quarter of 2020. Given the current low interest rate environment, customers have preferred longer-term fixed-rate loans. Management has elected to utilize the secondary market rather than hold mortgage loans in the portfolio at the longer-term fixed rates. The consumer loan portfolio declined slightly by $0.4 million during 2020.

Net interest income, on a non-GAAP, FTE basis, increased $2.2 million (4.7%) during the year ended December 31, 2020 when compared with the year ended December 31, 2019, driven by a $0.3 million (0.6%) increase in interest income and a $1.9 million (16.3%) decrease in interest expense. The net interest margin for the year ended December 31, 2020 was 3.34%, compared to 3.68% for the year ended December 31, 2019. The impact of average balances of PPP loans of approximately $137.0 million, offset by the $3.0 million of interest and fees related to these loans, had a negative impact on the margin of approximately 13 basis points. The margin was also negatively affected by the 2.25% drop in the Fed Funds rate since August 2019, which resulted in new loan production and existing loans repricing at lower rates. These factors resulted in a decrease of approximately 14 basis points in average loan yield when compared with the year ended December 31, 2019.

Comparing the year ended December 31, 2020 with the year ended December 31, 2019, interest income remained stable. The increase in interest and fees on loans of $2.0 million was partially offset by the reduction in investment income of $1.0 million. While the average balance of the investment portfolio remained consistent, bonds, at higher yielding rates, were called and replaced with lower yielding investments resulting in a decrease in average yield on the investment portfolio of 44 basis points. Excess cash balances attributable to deposit growth were invested at the lower Fed Funds rate, which also negatively affected interest income for the year ended December 31, 2020. Due to the uncertainties related to the COVID-19 pandemic and the volatile economic environment, the Bank maintained higher levels of liquidity throughout 2020 when compared to 2019. The increase in interest and fees on loans was due primarily to an increase in average balances of $144.5 million, primarily driven by the PPP loans but partially offset by the declining yield. The rate earned on the loan portfolio decreased by 46 basis points as a result of the significant decline in the rate environment over the past year and the high volume of PPP loans booked at the low 1.00% interest rate as noted above.

Total deposits at December 31, 2020 increased by $280.3 million when compared with deposits at December 31, 2019. During 2020, non-interest-bearing deposits increased by $125.8 million. This growth was driven by our retail and commercial account growth as well as deposits from PPP loans. Traditional savings accounts increased by $37.1 million, as we continued to see significant growth in our Prime Saver product. Total demand deposits increased by $42.0 million and total money market accounts increased by $101.1 million, due primarily to growth in our variable rate Value Money Market account. Time deposits less than $100,000 decreased by $7.5 million and time deposits greater than $100,000 decreased by $18.2 million. The decline in time deposits greater than $100,000 was due to a local municipality utilizing a maturing certificate of deposit for cash needs during this unprecedented economic environment as well as our repayment of the full outstanding balance of $10.0 million in a brokered CD that matured in May 2020.

The decrease in interest expense, despite an increase in average interest bearing liabilities of $79.7 million, was a direct result of a reduction in the cost of deposits of 21 basis points, a 24 basis point decrease in our short-term borrowings and a 34 basis point decrease in long-term borrowings, primarily driven by maturity of an interest rate swap. In addition, during the fourth quarter of 2020, management restructured three long-term FHLB advances that resulted in a reduced weighted rate on the $70.0 million portfolio of 80 basis points. A portion of this interest expense savings was captured in the fourth quarter of 2020 with the full impact expected in 2021. We proactively monitored the rate environment and reduced rates on our deposit portfolio throughout 2020. The average balance on our interest-bearing money market accounts increased $60.1 million, while the rate on these accounts decreased by 43 basis points. Average growth of $101.4 million in our non-interest-bearing accounts benefited our overall cost of deposits. Deposit growth was attributable to PPP loan funding and organic deposit growth in low cost core deposits with existing customers as well as new relationship customers during 2020.

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

Goodwill

ASC Topic 350, Intangibles – Goodwill and Other provides guidance with respect to goodwill.  Under this guidance, goodwill is not amortized but shall be tested at least annually for impairment at a level of accounting referred to as a reporting unit. The Corporation is considered the sole reporting unit. Goodwill of a reporting unit shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Impairment of goodwill is the condition that exists when the carrying amount of a reporting unit that includes goodwill exceeds its fair value. A goodwill impairment loss is recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit.

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

The emergence of COVID-19 as a global pandemic in beginning in March 2020, resulted in significant deterioration in general economic conditions and caused a deterioration in the environment in which the Corporation operates. This uncertainty resulted in a significant decrease in the market prices for the stock of institutions in the financial services industry, including the Corporation.  Based on the totality of the circumstances and the impact of the economic conditions on the stock price, the events more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. As such, quantitative analyses of the fair value of the Corporation were performed by a third party for each of the first three quarters of 2020 and no impairment was recognized.

During the fourth quarter of 2020, the economy began to see improvements with stimulus funding, decreasing unemployment rates within our market areas, the distributions of COVID-19 vaccines and the significant improvement in our stock price since September 2020. Based on these positive circumstances, Management performed a qualitative assessment on the impairment of goodwill at December 31, 2020.

Having considered each of the qualitative factors and the negative and positive evidence of the totality of events and circumstances qualitatively, management has determined that it is not more likely than not that the fair value of our reporting unit is less than its carrying amount and a quantitative goodwill impairment test is unnecessary. As such, management concludes there is no goodwill impairment at December 31, 2020.

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

Additional information about income taxes is set forth below under the heading, “CONSOLIDATED STATEMENT OF INCOME REVIEW – Applicable Income Taxes” and in Note 18 to Consolidated Financial Statements presented in Item 8 of Part II of this annual report.

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

Pension Plan Assumptions

Our pension plan costs are calculated using actuarial concepts, as discussed within the requirements of ASC Topic 715, Compensation – Retirement Benefits. Pension expense and the determination of our projected pension liability are based upon two critical assumptions: the discount rate and the expected return on plan assets. We evaluate each of these critical assumptions annually. Other assumptions impact the determination of pension expense and the projected liability including the primary employee demographics, such as retirement patterns, employee turnover, mortality rates, and estimated employer compensation increases. These factors, along with the critical assumptions, are carefully reviewed by management each year in consultation with our pension plan consultants and actuaries. Further information about our pension plan assumptions, the plan’s funded status, and other plan information is included in Note 20 to the Consolidated Financial Statements.

Other than as discussed above, management does not believe that any material changes in our critical accounting policies have occurred since December 31, 2020.

Response to COVID-19

Early in 2020, we established a set of COVID-19 protocols, focused on protecting the health, safety, and financial well-being of our associates and customers. We sustained frequent ongoing communication with associates and customers, enhanced the use of electronic and digital banking services and upheld consistently high standards for fraud and internal controls all while delivering our full array of financial services to our customers. In addition, we made significant efforts to relieve pandemic related financial pressures for customers:

oWaived certificate of deposit early withdrawal penalties and NSF overdraft fees

oTemporarily waived positive pay/Treasury Management fees for new customer signup, aiding in fraud prevention efforts

oModified and deferred loans for eligible consumer and commercial loan customers experiencing hardships; total of 562 modifications for 2020 totaling $230.6 million; 40 active loan modifications totaling approximately $18.2 million, or 1.7% of the loan portfolio remaining as of February 28, 2021

oSuspended repossession and foreclosure activity

oCommunicated frequently with associates and borrowers, keeping them apprised of changing regulations regarding PPP loan application processes and forgiveness procedures

oProcessed approximately 1,174 PPP loan applications totaling $148.9 million

oProcessed approximately 348, or $34.5 million, in PPP loan forgiveness requests

oAdjusted community office lobby access based upon COVID-19 related spikes within each of our market areas.

oProvided remote work and flexible work hours for 90% of associates to protect their health and allow for care of children or other family members

oWeekly Be Informed! virtual calls and COVID-19 update email for our First United team

oPaid Financial First Responder bonuses to associates

Paycheck Protection Program

The CARES Act established the PPP, which provided small businesses with resources to maintain payroll, hire back employees who may have been laid off, and to cover applicable overhead expenses. We acted expeditiously to prepare our associates so they could guide our customers on the proper procedures necessary to enable them to take advantage of this program. We developed a PPP specific information site within our website that provided detailed information, links and materials for eligible customers to access. Internally, we reallocated resources to review, process and data enter customer applications, working tirelessly over extended hours to provide access to as many local business owners as possible. These loans are 100% guaranteed by the SBA, have up to a two or five year maturity, provide for the earlier of when the Bank received forgiveness payment from the SBA or 10 months after the end of the covered payroll period, and have an interest rate of 1%. These loans may be forgiven, in whole or in part, by the SBA if the borrower meets certain conditions, including by using at least 60% of the loan proceeds for payroll costs. The SBA also established processing fees from 1% to 5%, depending on the loan amount. Of the $3.7 million of deferred loan fees, we recognized approximately $2.0 million in 2020.

In April 2020, the Bank established eligibility to participate in the Paycheck Protection Program Liquidity Facility (“PPPLF”) which was established by Congress and administered by the Federal Reserve Bank. This facility uses the SBA guaranteed PPP loans as collateral, offering 100% collateral coverage with no recourse to the Bank. The Bank’s board of directors and management team believe that it is prudent to maintain our existing liquidity facilities available for our contingency funding plan given the current economic conditions. The majority of the PPP loan disbursements have been to internal, non-interest-bearing accounts awaiting use by borrowers. As a result, we did not access the PPPLF during 2020, but are prepared to utilize the fund if and when management determines the timing is appropriate.

During the second quarter of 2020, the Bank was approved to participate in the Main Street Lending Program established by the Federal Reserve. This program supports lending to small and medium-sized businesses and non-profit organizations that were in sound financial condition before the onset of the COVID-19 pandemic.

During the third quarter of 2020, the Bank implemented PPP loan forgiveness processes to assist our borrowers with applications. Communication with the associates and borrowers was a focus as we helped them through this process. As of December 31, 2020, we have processed loan forgiveness applications for approximately $34.5 million of PPP loans.

In January 2021, President Trump signed the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act into law. This act provides an extension of stimulus package benefits and unemployment through March 14, 2021 as well as funding for additional PPP loans. As of March 11, 2021, we have processed 561 PPP2 loan applications totaling $56.4 million.

Liquidity Sources

Management has reviewed its Liquidity Contingency Funding Plan in preparation of funding needs as it relates to the COVID-19 pandemic. As of December 31, 2020, the Corporation had approximately $130.0 million in unsecured lines of credit with its correspondent banks, $1.1 million with the Federal Reserve Discount Window, and approximately $134.4 million of secured borrowings with the FHLB. Additionally, the Corporation has access to the brokered certificates of deposit market.

As noted above, the Corporation is eligible to access the PPPLF when it is deemed appropriate.

Capital

The Corporation’s and the Bank’s capital ratios are strong, and both institutions are considered to be well-capitalized by applicable regulatory measures

Adoption of New Accounting Standards and Effects of New Accounting Pronouncements

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

The table below summarizes net interest income for 2020 and 2019.

	GAAP		Non-GAAP - FTE
(Dollars in thousands)	2020	2019	2020	2019
Interest income	$58,201	$57,920	$59,118	$58,788
Interest expense	9,655	11,529	9,655	11,529
Net interest income	$48,546	$46,391	$49,463	$47,259
Net interest margin %	3.28%	3.61%	3.34%	3.68%

Net interest income, on a non-GAAP, FTE basis, increased $2.2 million (4.7%) during the year ended December 31, 2020 when compared with the year ended December 31, 2019, driven by a $0.3 million (0.6%) increase in interest income and a $1.9 million (16.3%) decrease in interest expense. The net interest margin for the year ended December 31, 2020 was 3.34%, compared to 3.68% for the year ended December 31, 2019. The impact of average balances of PPP loans of approximately $137.0 million, offset by the $3.0 million of interest and fees related to these loans, had a negative impact on the margin of approximately 13 basis points. The margin was also negatively affected by the 2.25% drop in the Fed Funds rate since August 2019, which resulted in new loan production and existing loans repricing at lower rates. These factors resulted in a decrease of approximately 14 basis points in average loan yield when compared with the year ended December 31, 2019.

Comparing the year ended December 31, 2020 to the year ended December 31, 2019, interest income remained stable. The increase in interest and fees on loans of $2.0 million was partially offset by the reduction in investment income of $1.0 million. While the average balance of the investment portfolio remained consistent, bonds, at higher yielding rates, were called and replaced with lower yielding investments resulting in a decrease in average yield on the investment portfolio of 44 basis points. Excess cash balances attributable to deposit growth were invested at the lower Fed Funds rate which also negatively affected interest income for the year ended December 31, 2020. In late December, approximately $70.0 million of excess cash was deployed into the investment portfolio at an average yield of 1% that will provide additional interest income in 2021. Due to the uncertainties related to the COVID-19 pandemic and the volatile economic environment, the Bank maintained higher levels of liquidity in 2020 than in 2019. The increase in interest and fees on loans was due primarily to an increase in average balances of $144.5 million, primarily driven by the PPP loans but partially offset by the declining yield. The rate earned on the loan portfolio decreased by 46 basis points as a result of the significant decline in the rate environment over the past year and the high volume of PPP loans booked at the low 1.00% interest rate as noted above.

The decrease in interest expense, despite an increase in average interest bearing liabilities of $79.7 million, was a direct result of a reduction in the cost of deposits of 21 basis points, a 24 basis point decrease in our short-term borrowings and a 34 basis point decrease in long-term borrowings, primarily driven by maturity of an interest rate swap. In addition, during the fourth quarter of 2020, management restructured three long-term FHLB advances that resulted in a reduced weighted rate on the $70.0 million portfolio of 80 basis points. A portion of this interest expense savings was captured in the fourth quarter of 2020 with the full impact expected in 2021. We proactively monitored the rate environment and reduced rates on our deposit portfolio throughout 2020. The average balance on our interest-bearing money market accounts increased $60.1 million, while the rate on these accounts decreased by 43 basis points. Average growth of $101.4 million in our non-interest-bearing accounts benefited our overall cost of deposits. Deposit growth was attributable to PPP loan funding and organic deposit growth in low cost core deposits with existing customers as well as new relationship customers during 2020.

As shown below, the composition of total interest income between 2020 and 2019 remained relatively stable.

	% of Total Interest Income
	2020	2019
Interest and fees on loans	90%	87%
Interest on investment securities	9%	12%
Other	1%	1%

The following table sets forth the average balances, net interest income and expense, and average yields and rates for our interest-earning assets and interest-bearing liabilities for 2020, 2019 and 2018.

Distribution of Assets, Liabilities and Shareholders’ Equity

Interest Rates and Interest Differential – Tax Equivalent Basis

	For the Years Ended December 31
	2020			2019			2018
(Dollars in thousands)	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Assets
Loans	$1,147,870	$52,215	4.55%	$1,003,379	$50,254	5.01%	$946,376	$45,119	4.77%
Investment Securities:
Taxable	204,243	4,526	2.22	205,209	5,648	2.75	215,944	5,820	2.7
Non taxable	26,275	1,941	7.39	25,512	1,846	7.24	17,838	1,699	9.52
Total	230,518	6,467	2.81	230,721	7,494	3.25	233,782	7,519	3.22
Federal funds sold	96,417	215	0.22	45,152	727	1.61	16,594	155	0.93
Interest-bearing deposits with other banks	905	9	0.99	1,279	23	1.79	2,024	17	0.84
Other interest earning assets	4,455	212	4.76	4,487	290	6.48	5,037	280	5.56
Total earning assets	1,480,165	59,118	3.99%	1,285,018	58,788	4.57%	1,203,813	53,090	4.41%
Allowance for loan losses	(15,362)			(11,961)			(10,428)
Non-earning assets	148,818			145,870			118,517
Total Assets	$1,613,621			$1,418,927			$1,311,902
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$182,767	$724	0.40%	$160,776	$594	0.37%	$170,642	$180	0.11%
Interest-bearing money markets	313,852	1,443	0.46	253,737	2,254	0.89	211,969	937	0.44
Savings deposits	176,524	166	0.09	160,751	299	0.19	160,968	199	0.12
Time deposits:
Less than $100k	111,408	1,712	1.54	107,215	1,486	1.39	104,289	1,054	1.01
$100k or more	127,397	2,311	1.81	153,727	3,158	2.05	123,170	1,876	1.52
Short-term borrowings	46,519	94	0.20	42,579	188	0.44	61,774	525	0.85
Long-term borrowings	100,929	3,205	3.18	100,929	3,550	3.52	106,217	3,341	3.15
Total interest-bearing liabilities	1,059,396	9,655	0.91%	979,714	11,529	1.18%	939,029	8,112	0.86%
Non-interest-bearing deposits	372,392			270,945			239,838
Other liabilities	54,732			42,496			19,376
Shareholders’ Equity	127,101			125,774			113,659
Total Liabilities and Shareholders’ Equity	$1,613,621			$1,418,929			$1,311,902
Net interest income and spread		$49,463	3.08%		$47,259	3.40%		$44,978	3.55%
Net interest margin			3.34%			3.68%			3.74%

Notes:

(1)The above table reflects the average rates earned or paid stated on a FTE basis assuming a tax rate of 21% for 2020 and 2019, and 35% for 2018. Non-GAAP interest income on a fully taxable equivalent basis for the years ended December 31, 2020, 2019 and 2018 were $917, $868, and $796, respectively.

(2)The average balances of non-accrual loans for the years ended December 31, 2020, 2019 and 2018, which were reported in the average loan balances for these years, were $9,945, $11,455, and $5,023, respectively.

(3)Net interest margin is calculated as net interest income divided by average earning assets.

(4)The average yields on investments are based on amortized cost.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense of our average interest-earning assets and average interest-bearing liabilities for 2020, 2019 and 2018. This table distinguishes between the changes related to average outstanding balances (changes in volume created by holding the interest rate constant) and the changes related to average interest rates (changes in interest income or expense attributed to average rates created by holding the outstanding balance constant).

Interest Variance Analysis (1)

	2020 Compared to 2019			2019 Compared to 2018
(In thousands and tax equivalent basis)	Volume	Rate	Net	Volume	Rate	Net
Interest Income:
Loans	$7,239	$(5,278)	$1,961	$2,718	$2,417	$5,135
Taxable Investments	(27)	(1,095)	(1,122)	(289)	117	(172)
Non-taxable Investments	55	40	95	731	(584)	147
Federal funds sold	825	(1,337)	(512)	265	307	572
Interest-bearing deposits	(7)	(7)	(14)	(6)	12	6
Other interest earning assets	(2)	(76)	(78)	(31)	41	10
Total interest income	8,083	(7,753)	330	3,388	2,310	5,698
Interest Expense:
Interest-bearing demand deposits	81	49	130	(10)	424	414
Interest-bearing money markets	535	(1,346)	(811)	185	1,132	1,317
Savings deposits	30	(163)	(133)	—	100	100
Time deposits less than $100k	58	168	226	30	402	432
Time deposits $100k or more	(540)	(307)	(847)	465	817	1,282
Short-term borrowings	17	(111)	(94)	(163)	(174)	(337)
Long-term borrowings	—	(345)	(345)	(166)	375	209
Total interest expense	181	(2,055)	(1,874)	341	3,076	3,417
Net interest income	$7,902	$(5,698)	$2,204	$3,047	$(766)	$2,281

Note:

(1)The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

The provision for loan losses was $5.4 million for the year ended December 31, 2020 and $1.3 million for the year ended December 31, 2019. Net charge-offs of $1.5 million were recorded for 2020, compared to net recoveries of $0.2 million for 2019. The increase in provision expense for 2020 was driven by an increase in the qualitative factors reflecting the uncertainty of the economic environment related to the COVID-19 pandemic and its impact on our borrowers. Of the $5.4 million net provision expense for the year, $5.9 million was related to COVID-19 qualitative factor adjustments and $0.8 million was related to loan growth and the change in loan mix. Provision expense was partially offset by the release of a specific allocation of $1.3 million based on a new appraisal, as a non-accrual loan moved to the OREO portfolio. Management believes that the ALL reflects a level commensurate with the risk inherent in our loan portfolio.

Other Operating Income

The following table shows the major components of other operating income for the past two years, exclusive of net gains, and the percentage changes during these years:

(Dollars in thousands)	2020	2019	% Change
Service charges on deposit accounts	$1,929	$2,192	-12.00%
Other service charge income	699	779	-10.27%
Debit card income	2,902	2,706	7.24%
Trust department income	7,446	7,148	4.17%
Bank owned life insurance (BOLI) income	1,253	2,257	-44.48%
Brokerage commissions	1,004	919	9.25%
Other income	556	448	24.11%
Total other operating income	$15,789	$16,449	-4.01%

Other operating income, exclusive of gains, decreased $0.7 million during the year ended December 31, 2020 when compared to the same period of 2019. The decrease was primarily a result of the decrease in BOLI income relating to the $1.1 million BOLI death benefit proceeds received during the third quarter 2019. Service charge income, primarily NSF income, decreased as the consumer and business overdraft activity decreased in the year of 2020 due to reduced consumer spending and increased cash balances resulting from the receipt of government stimulus payments and PPP funding. Trust and brokerage income increased $0.4 million year-over-year although it was negatively affected by market volatility early in the year as trustee fees are directly related to the value of assets under management. Debit card income increased $0.2 million for the year ended December 31, 2020 when compared with the same period of 2019 despite reduced consumer spending. Debit card income continues to increase as we grow our deposit relationships and our customers increase use of our electronic services.

Net gains of $2.8 million and $0.3 million were reported through other income for the years ended December 31, 2020 and 2019, respectively. The $2.5 million increase in gains was attributable to the increased sales of mortgage loans to Fannie Mae as well as gains on sales in the investment portfolio.

Other Operating Expense

The following table compares the major components of other operating expense for 2020 and 2019:

(Dollars in thousands)	2020	2019	% Change
Salaries and employee benefits	$21,079	$24,641	-14.46%
Other expenses	3,929	4,414	-10.99%
FDIC premiums	611	405	50.86%
Equipment	3,904	3,807	2.55%
Occupancy	2,860	2,884	-0.83%
Data processing	3,981	4,004	-0.57%
Marketing	573	418	37.08%
Professional services	4,204	1,480	184.05%
Investor relations	1,277	284	349.65%
Other real estate owned expense	11	1,542	-99.29%
Contract labor	641	654	-1.99%
Telephony expense	864	856	0.93%
Total other operating expense	$43,934	$45,389	-3.21%

Other operating expenses decreased $1.5 million for the year ended December 31, 2020 when compared to the same period of 2019. Salaries and benefits decreased $3.6 million, primarily due to the $2.5 million salary expense offset related to loan originations, primarily PPP loans, as well as the reduced headcount resulting from the voluntary separation program implemented in the fourth quarter of 2019 and reduced life and health insurance costs. These reductions offset the annual merit increases awarded to our associates in April 2020, our payment of Financial First Responder bonuses, and increased incentives for mortgage production. FDIC premiums increased slightly due to credits received on quarterly assessments in 2019. Equipment, occupancy and technology expenses remained stable when compared with 2019 as we began to realize cost savings from our core processor related to a new contract negotiated in 2020. Professional services increased $2.7 million primarily due to increased legal and professional expenses related to the 2020 proxy contest and related litigation. Investor relations expenses increased $1.0 million, also related to the 2020 proxy contest. OREO expenses decreased $1.5 million as compared with 2019 as we experienced lower valuation allowance write-downs related to updated appraisals.

Increased marketing, consulting, miscellaneous expenses, dues and licenses, fraud expenses, miscellaneous loan fees and Visa processing fees, were offset by reductions in schools and seminars, contributions, personnel related expenses, printed and office supplies, travel and lodging, mileage, contract labor, business related meals and other employee benefits expenses, most of which were related to limited operations as a result of the pandemic and management’s continued focus on cost savings and efficiencies. Other operating expenses recorded for 2020 include $0.6 million of expenses associated with consulting for automated services that were previously deferred but that management determined, subsequent to February 19, 2021, should be expensed during the fourth quarter of 2020.

Applicable Income Taxes

We recognized a tax expense of $3.9 million in 2020, compared to a tax expense of $3.3 million in 2019. See the discussion under “Income Taxes” in Note 18 to the Consolidated Financial Statements presented elsewhere in this annual report for a detailed analysis of our deferred tax assets and liabilities. Our effective tax rate was 22.2% in 2020 and 20.3% in 2019. The increase in the effective tax rate was primarily due to the reduced tax exempt income, particularly related to the $1.1 million of BOLI death benefit proceeds received in 2019.

At December 31, 2020, the Corporation had Maryland Net Operating Losses (“NOLs”) of $40.4 million for which a deferred tax asset of $2.7 million has been recorded. There has been and continues to be a full valuation allowance on these NOLs based on management’s belief that it is more likely than not that these NOLs will not be realized prior to the expiration of their carry-forward periods because the Corporation will not generate sufficient taxable income in the future to fully utilize the NOLs. The valuation allowance was $2.7 million at December 31, 2020 and $2.6 million at December 31, 2019.

We have concluded that no valuation allowance is deemed necessary for our remaining federal and state deferred tax assets at December 31, 2020, as it is more likely than not that they will be realized based on the expected reversal of deferred tax liabilities, the generation of future income sufficient to realize the deferred tax assets as they reverse, and the ability to implement tax planning strategies to prevent the expiration of any carry-forward periods.

CONSOLIDATED BALANCE SHEET REVIEW

Overview

Total assets at December 31, 2020 increased by $291.4 million to $1.7 billion from December 31, 2019. During 2020, cash and interest-bearing deposits in other banks increased by $99.5 million, the investment portfolio increased by $69.9 million and gross loans increased by $117.4 million but were offset by an increase in unearned fees of $1.0 million and an increase to the ALL of $4.0 million. The increase in cash was due to continued deposit growth, consisting of both core deposit growth and deposits related to the PPP loans, cash flow from calls on the investment portfolio, commercial loan payoffs as well as continued refinances of balances in our mortgage portfolio. The increase in the securities portfolio resulted from a strategic decision to purchase approximately $70.0 million of new investments in December 2020 as an alternative to holding low yielding cash balances. These investments will provide additional earnings in 2021 of approximately $0.7 million. OREO balances increased due to the movement of one large commercial participation loan from non-accrual loans to OREO after the foreclosure sale of the property early in the fourth quarter of 2020. This addition was partially offset by the sale of properties during the fourth quarter of 2020. Accrued interest receivable and other assets increased $3.6 million during 2020. Total liabilities increased by $286.3 million when compared with liabilities at December 31, 2019. This increase was primarily attributable to the strong deposit growth of $280.3 million, inclusive of the remaining deposit balances related to the PPP loans at December 31, 2020. Deposit growth of $182.9 million, excluding the PPP deposits, during the year of 2020 was due to increased relationship balances as we continued to grow core relationships and customers favored insured products given the volatile economic environment. Our Treasury Management overnight investment sweep remained constant. Accrued interest payable and other liabilities increased $5.8 million. This increase was primarily related to $2.1 million of assets in 2019 in reserve for taxes moving to a liability in 2020. Total shareholders’ equity increased by $5.1 million during 2020, primarily due to the increase in earnings attributable to year-to-date net income, partially offset by common stock dividends of $3.6 million and the decline in surplus of $2.8 million related to stock repurchases during the first quarter of 2020 and the increase of $2.9 million in accumulated other comprehensive loss.

As indicated below, the total interest-earning asset mix remained constant at December 31, 2020 as compared to December 31, 2019. The mix for each year is illustrated below:

	Year End Percentage of Total Assets
	2020	2019
Cash and cash equivalents	9%	3%
Net loans	66%	72%
Investments	17%	16%

The year-end total liability mix has remained consistent during the two-year period as illustrated below.

	Year End Percentage of Total Liabilities
	2020	2019
Total deposits	90%	87%
Total borrowings	9%	11%

Loan Portfolio

The Bank is actively engaged in originating loans to customers primarily in Allegany County, Frederick County, Garrett County, and Washington County in Maryland, and in Berkeley County, Mineral County, Monongalia County, and Harrison County in West Virginia; and the surrounding regions of West Virginia and Pennsylvania. We have policies and procedures designed to mitigate credit risk and to maintain the quality of our loan portfolio. These policies include underwriting standards for new credits as well as continuous monitoring and reporting policies for asset quality and the adequacy of the ALL. These policies, coupled with ongoing training efforts, have provided effective checks and balances for the risk associated with the lending process. Lending authority is based on the type of the loan, and the experience of the lending officer.

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

Summary of Loan Portfolio

The following table presents the composition of our loan portfolio as of December 31 for the past five years:

(In millions)	2020	2019	2018	2017	2016
Commercial real estate	$369.2	$335.5	$306.9	$283.2	$298.0
Acquisition and development	117.0	117.9	118.4	110.5	104.3
Commercial and industrial	266.7	122.3	111.4	76.7	72.3
Residential mortgage	379.2	438.5	436.9	398.6	393.4
Consumer	35.7	36.2	34.1	23.5	23.9
Total Loans	$1,167.8	$1,050.4	$1,007.7	$892.5	$891.9

Outstanding loans increased to $1.2 billion at December 31, 2020, compared to $1.1 billion at December 31, 2019. The $117.4 million of growth was primarily attributable to the participation in the PPP loan program and core commercial loan growth partially offset by a decline in our mortgage loan portfolio. CRE loans increased by $33.7 million due to expansion of several new customer relationships as well as an increase in small business loans. A&D loans declined by $0.9 million as amortization and payoffs offset new production. C&I loans increased by $144.4 million, including $114.0 million of PPP loans which remained on the balance sheet at December 31, 2020. The growth in the commercial portfolios was offset by a decline in residential mortgage loans of $59.3 million, as we saw robust refinancing activity during 2020. Given the current low interest rate environment, customers preferred longer-term fixed-rate loans. Management elected to utilize the secondary market rather than hold mortgage loans in the portfolio at the longer-term fixed rates. The consumer loan portfolio declined slightly by $0.5 million during 2020.

Commercial loan production for 2020 was approximately $190.1 million, including PPP loan originations.  Commercial construction funding continued to ramp up during the fourth quarter as projects are entering their larger draw periods, which should result in increased outstanding balances in 2021.  At 2020 year-end, unfunded, committed commercial construction loans equaled $41.0 million.  Commercial amortization and payoffs were approximately $85.2 million through December 31, 2020, including approximately $34.5 million of PPP loan forgiveness.  Consumer mortgage loan production continued at a record pace, with the production of approximately $144.6 million for 2020.  The production and pipeline mix of in-house, portfolio loans and investor loans remained robust at December 31, 2020, with those loans totaling $24.6 million, consisting of $12.0 million in portfolio loans and $12.6 million in investor loans.

The following table sets forth the maturities, based upon contractual dates, for selected loan categories as of December 31, 2020:

Maturities of Loan Portfolio at December 31, 2020

(In thousands)	Maturing Within One Year	Maturing After One Year But Within Five Years	Maturing After Five Years	Total
Commercial Real Estate	$21,986	$200,922	$146,268	$369,176
Acquisition and Development	67,516	28,589	20,856	116,961
Commercial and Industrial *	35,939	192,199	38,607	266,745
Residential Mortgage	4,803	21,228	353,139	379,170
Consumer	3,627	18,001	14,132	35,760
Total Loans	$133,871	$460,939	$573,002	$1,167,812
Classified by Sensitivity to Change in Interest Rates
Fixed-Interest Rate Loans	68,355	406,069	175,146	649,570
Adjustable-Interest Rate Loans	65,516	54,870	397,856	518,242
Total Loans	$133,871	$460,939	$573,002	$1,167,812

* Commercial and Industrial includes $114.0 million of PPP balances at December 31, 2020

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

The following sets forth the amounts of non-accrual, past-due and restructured loans for the past five years:

Risk Elements of Loan Portfolio

	At December 31,
(In thousands)	2020	2019	2018	2017	2016
Non-accrual loans:
Commercial real estate	$898	$680	$2,141	$4,453	$12,211
Acquisition and development	366	8,058	147	211	45
Commercial and industrial	—	30	—	378	—
Residential mortgage	2,048	2,077	2,624	2,046	1,690
Consumer	27	4	10	30	—
Total non-accrual loans	$3,339	$10,849	$4,922	$7,118	$13,946
Accruing Loans Past Due 90 days or more:
Acquisition and development	10	135	62	144	—
Commercial and industrial	—	—	—	6	11
Residential mortgage	710	536	363	430	382
Consumer	4	54	5	15	27
Total accruing loans past due 90 days or more	$724	$725	$430	$595	$420
Total non-accrual and past due 90 days or more	$4,063	$11,574	$5,352	$7,713	$14,366
Restructured Loans (TDRs):
Performing	$3,657	$3,842	$4,633	$5,121	$7,336
Non-accrual (included above)	301	324	231	834	1,987
Total TDRs	$3,958	$4,166	$4,864	$5,955	$9,323
Other Real Estate Owned	$9,386	$4,127	$6,598	$10,141	$10,910
Impaired loans without a valuation allowance	$6,060	$5,974	$9,231	$12,317	$23,131
Impaired loans with a valuation allowance	1,399	9,200	1,344	2,634	869
Total impaired loans	$7,459	$15,174	$10,575	$14,951	$24,000
Valuation allowance related to impaired loans	$57	$2,173	$144	$362	$260

Non-Accrual Loans as a % of Applicable Portfolio

	2020	2019	2018	2017	2016
Commercial real estate	0.2%	0.2%	0.7%	1.6%	4.1%
Acquisition and development	0.3%	6.8%	0.1%	0.2%	0.1%
Commercial and industrial	0.0%	0.0%	0.0%	0.5%	0.0%
Residential mortgage	0.5%	0.5%	0.6%	0.5%	0.4%
Consumer	0.1%	0.0%	0.0%	0.1%	0.0%

We would have recognized $0.5 million in interest income for the year ended December 31, 2020 had our non-accrual loans been current and performing in accordance with their terms. During 2020, we recognized, on a cash basis, $0.1 million of interest income on non-accrual loans that paid off.

Performing loans considered to be impaired (including performing troubled debt restructurings, or TDRs), as defined and identified by management, amounted to $4.1 million at December 31, 2020 and $4.6 million at December 31, 2019. Loans are identified as impaired when, based on current information and events, management determines that we will be unable to collect all amounts due according to contractual terms. These loans consist primarily of A&D loans and CRE loans. The fair values are generally determined based upon independent third-party appraisals of the collateral or discounted cash flows based upon the expected proceeds. Specific allocations have been made where management believes there is insufficient collateral to repay the loan balance if liquidated and there is no secondary source of repayment available. The decrease in valuation allowance related to impaired loans is due to the movement of the A&D loan to OREO, as previously discussed.

The level of performing impaired loans (other than performing TDRs) increased by $0.4 million during the year ended December 31, 2020.

A troubled debt restructuring is the restructuring of a loan in which one or more concessions are granted to a borrower who is experiencing financial difficulties. A loan will be classified as a TDR if the Bank restructures the loan’s terms (i.e., interest rate, payment amount, amortization period and/or maturity date) after determining that the borrower is experiencing financial difficulties. A modified loan is considered to be a TDR when the Bank has determined that the borrower is experiencing financial difficulties. The Bank evaluates the probability that the borrower will be in payment default on any of its debt in the foreseeable future without modification. To make this determination, the Bank performs a global financial review of the borrower and loan guarantors to assess their current ability to meet their financial obligations. The following table presents the details of TDRs by loan class at December 31, 2020 and December 31, 2019:

	December 31, 2020		December 31, 2019
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Performing
Commercial real estate
Non owner-occupied	2	$224	2	$235
All other CRE	1	2,208	1	2,265
Acquisition and development
1-4 family residential construction	1	266	1	291
All other A&D	1	210	1	220
Commercial and industrial	0	—	0	—
Residential mortgage
Residential mortgage – term	7	749	8	831
Residential mortgage – home equity	0	—	0	—
Consumer	0	—	0	—
Total performing	12	$3,657	13	$3,842
Non-accrual
Commercial real estate
Non owner-occupied	0	$—	0	$—
All other CRE	0	—	0	—
Acquisition and development
1-4 family residential construction	0	—	0	—
All other A&D	0	—	0	—
Commercial and industrial	0	—	0	—
Residential mortgage
Residential mortgage – term	2	301	2	324
Residential mortgage – home equity	0	—	0	—
Consumer	0	—	0	—
Total non-accrual	2	301	2	324
Total TDRs	14	$3,958	15	$4,166

The level of TDRs decreased by $0.2 million during the year ended December 31, 2020. There were no new loans added to TDRs and nine loans already in performing TDRs were re-modified. During the year ended December 31, 2020, one loan totaling $32 thousand paid off. Net principal payments totaling $0.2 million were received during the same time period.

At December 31, 2020, there were no additional funds committed to be advanced in connection with TDRs. Interest income not recognized due to rate modifications of TDRs was $28 thousand and interest income recognized on all TDRs was $0.2 million in 2020.

Section 4013 of the CARES Act allows financial institutions to suspend application of certain current TDR accounting guidance under ASC Subtopic 310-40 for loan modifications related to the COVID-19 pandemic made between March 1, 2020 and the date that is 60 days after the end of the COVID-19 national emergency, provided that certain criteria are met. This relief can be applied to loan modifications for borrowers that were not more than 30 days past due as of December 31, 2019 and to loan modifications that defer or delay the payment of principal or interest, or that change the interest rate on the loan. In April 2020, federal and state banking regulators issued the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus to provide further interpretation of when a borrower is experiencing financial difficulty, specifically indicating that if the modification is either short-term (i.e., six months or less) or mandated by a federal or state government in response to the COVID-19 pandemic, the borrower is not experiencing financial difficulty as determined under ASC Subtopic 310-40. In response to the COVID-19 pandemic, the Bank developed a set of guidelines to provide relief to qualified commercial, mortgage and consumer loans customers, including the deferment of certain loan payments on these loans of up to 180 days. Initial deferrals of 90 days were granted to qualified customers with the option to request a second deferral for an additional 90 days. During 2020, 562 loans totaling $230.6 million were granted deferrals for interest or principal and interest payments. At December 31, 2020, 40 loans totaling $18.2 million remain in modification status. See Note 2 to the Consolidated Financial Statements presented elsewhere in this annual report for additional information regarding these modified loans.

The Bank has not characterized any of these modified loans as TDRs because they met the criteria established pursuant to Section 4013 of the CARES Act and the guidance issued thereunder, nor has the Bank designated them as past due or nonaccrual. The Bank continues to prudently work with borrowers who have been negatively impacted by the COVID-19 pandemic while managing credit risks and recognizing an appropriate ALL.

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

The ALL was $16.5 million at December 31, 2020 compared to $12.5 million at December 31, 2019, an increase of 31.5% that resulted primarily from adjustments to qualitative factors associated with the negative trend in the economic outlook and uncertainties in credit quality directly related to COVID-19. Net charge-offs of $1.5 million were recorded for 2020, compared to net recoveries of $0.2 million for 2019. The ratio of the ALL to loans outstanding, including PPP loan balances, was 1.41% at December 31, 2020 compared to 1.19% at December 31, 2019 and 1.36% at September 30, 2020. The ALL to loans outstanding, excluding PPP loan balances of $114.0 million, was 1.55% at December 31, 2020.

The ratio of net charge-offs to average loans for the year ended December 31, 2020 was an annualized 0.13%, compared to net recoveries to average loans of 0.02% for the year ended December 31, 2019. Details of the ratio, by loan type are shown below. The increase in net charge offs in the A&D portfolio is related to the $1.1 million charge off of a formerly allocated specific allowance on an adversely classified non-accrual participation loan during the third quarter of 2020. This loan was subsequently purchased by the lending group at foreclosure and moved to the OREO portfolio. The project is now being aggressively marketed. Our special assets team continues to effectively collect on charged-off loans, resulting in ongoing overall low charge-off ratios.

Accruing loans past due 30 days or more decreased to 0.20%, including PPP loans, or 0.22% excluding PPP loans, compared to 0.67% at December 31, 2019.  Non-accrual loans totaled $3.3 million at December 31, 2020 compared to $10.8 million at December 31, 2019. The decrease in non-accrual balances at December 31, 2020 was primarily due to the movement of the $8.0 million A&D participation loan to OREO as described previously.  In February 2021, a parcel was sold within the development which reduced the OREO balance by $2.2 million.

Management believes that the ALL at December 31, 2020 is adequate to provide for probable losses inherent in our loan portfolio. Amounts that will be recorded for the provision for loan losses in future periods will depend upon trends in the loan balances, including the composition of the loan portfolio, changes in loan quality and loss experience trends, potential recoveries on previously charged-off loans and changes in other qualitative factors. Management also applies interest rate risk, collateral value and debt service sensitivity analyses to the CRE loan portfolio and obtains new appraisals on specific loans under defined parameters to assist in the determination of the periodic provision for loan losses.

The following table presents the activity in the ALL by major loan category for the past five years.

Analysis of Activity in the Allowance for Loan Losses

	For the Years Ended December 31,
(In thousands)	2020	2019	2018	2017	2016
Balance, January 1	$12,537	$11,047	$9,972	$9,918	$11,922
Charge-offs:
Commercial real estate	—	(41)	(1,298)	(4,605)	(5,301)
Acquisition and development	(1,172)	(29)	(170)	(133)	(248)
Commercial and industrial	(232)	(126)	(32)	(37)	(558)
Residential mortgage	(217)	(200)	(368)	(361)	(737)
Consumer	(341)	(320)	(422)	(336)	(333)
Total charge-offs	(1,962)	(716)	(2,290)	(5,472)	(7,177)
Recoveries:
Commercial real estate	69	150	319	452	90
Acquisition and development	37	165	344	255	1,303
Commercial and industrial	151	77	89	1,683	52
Residential mortgage	83	347	353	392	461
Consumer	170	147	149	210	145
Total recoveries	510	886	1,254	2,992	2,051
Net credit (losses)/recoveries	(1,452)	170	(1,036)	(2,480)	(5,126)
Provision for loan losses	5,401	1,320	2,111	2,534	3,122
Balance at end of period	$16,486	$12,537	$11,047	$9,972	$9,918

Allowance for loan losses to total loans (as %)	1.41%	1.19%	1.10%	1.12%	1.11%
Net (charge-offs)/recoveries to average total loans during the period (as %)	-0.13%	0.02%	-0.11%	-0.28%	-0.57%

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

Allocation of the Allowance for Loan Losses

	For the Years Ended December 31,
(In thousands)	2020	% of Total Loans	2019	% of Total Loans	2018	% of Total Loans	2017	% of Total Loans	2016	% of Total Loans
Commercial real estate	$5,543	32%	$2,882	32%	$2,780	31%	$3,699	32%	$3,913	33%
Acquisition and development	2,339	10%	3,674	11%	1,721	12%	1,257	12%	871	12%
Commercial and industrial	2,584	23%	1,341	12%	1,187	11%	869	8%	858	8%
Residential mortgage	5,150	32%	3,828	42%	4,544	43%	3,444	45%	3,588	44%
Consumer	370	3%	312	3%	315	3%	203	3%	188	3%
Unallocated	500	0%	500	0%	500	0%	500	0%	500	0%
Total	$16,486	100%	$12,537	100%	$11,047	100%	$9,972	100%	$9,918	100%

Investment Securities

The following table sets forth the composition of our securities portfolio by major category as of the indicated dates:

	At December 31,
	2020			2019			2018
(In thousands)	Amortized Cost	Fair Value (FV)	FV As % of Total	Amortized Cost	Fair Value (FV)	FV As % of Total	Amortized Cost	Fair Value (FV)	FV As % of Total
Securities Available-for-Sale:
U.S. government agencies	$75,856	$76,433	34%	$39,987	$39,894	30%	$30,000	$29,026	21%
Residential mortgage-backed agencies	22,999	22,899	10%	4,917	4,900	4%	—	—	0%
Commercial mortgage-backed agencies	32,549	33,042	14%	27,634	27,764	21%	39,013	37,752	27%
Collateralized mortgage obligations	70,372	70,637	31%	29,903	29,923	23%	36,669	35,704	26%
Obligations of states and political subdivisions	10,144	10,614	5%	14,124	14,470	11%	20,083	19,882	15%
Collateralized debt obligations	18,544	13,260	6%	18,443	14,354	11%	18,358	15,277	11%
Total available for sale	$230,464	$226,885	100%	$135,008	$131,305	100%	$144,123	$137,641	100%
Securities Held to Maturity:
U.S. government agencies	$—	$—	0%	$16,164	$16,823	17%	$16,017	$16,137	17%
Residential mortgage-backed agencies	34,597	35,732	46%	42,939	43,253	43%	46,491	45,210	48%
Commercial mortgage-backed agencies	11,716	12,303	16%	15,521	15,865	16%	15,821	15,828	17%
Collateralized mortgage obligations	1,348	1,406	2%	3,140	3,143	3%	3,761	3,605	4%
Obligations of states and political subdivisions	20,602	28,171	36%	16,215	21,572	21%	11,920	12,980	14%
Total held to maturity	$68,263	$77,612	100%	$93,979	$100,656	100%	$94,010	$93,760	100%

Total fair value of investment securities available-for-sale at December 31, 2020 increased by $95.6 million when compared to December 31, 2019. At December 31, 2020, the securities classified as available-for-sale included a net unrealized loss of $3.6 million, compared to a net unrealized loss of $3.7 million at December 31, 2019. These unrealized losses represent the difference between the fair value and amortized cost of securities in the portfolio. On June 1, 2014, management reclassified an amortized cost basis of $107.6 million of available-for-sale securities to held to maturity. The unrealized loss of approximately $4.0 million, at the date of transfer, will continue to be reported in a separate component of shareholders’ equity as accumulated other comprehensive income and will be amortized over the remaining life of the securities as an adjustment of yield in a manner consistent with the amortization of any premium or discount.

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

Approximately $213.6 million of the available-for-sale portfolio was valued using Level 2 pricing and had net unrealized gains of $1.7 million at December 31, 2020. The remaining $13.3 million of the securities available-for-sale represents the entire CDO portfolio, which was valued using significant unobservable inputs, or Level 3 pricing. The $5.3 million in net unrealized losses associated with the collateralized debt obligation (“CDO”) portfolio relates to nine pooled trust preferred securities. Unrealized losses of $3.8 million represent non-credit related OTTI charges on seven of the securities, while $1.5 million of unrealized losses relates to two securities which have no credit related OTTI. The unrealized losses on these securities are primarily attributable to continued depression in the marketability and liquidity associated with CDOs.

The following table provides a summary of the trust preferred securities in the CDO portfolio and the credit status of the securities as of December 31, 2020.

Investment Description		First United Level 3 Investments				Security Credit Status
Deal	Class	Amortized Cost	Fair Market Value	Unrealized Gain/(Loss)	Lowest Credit Rating	Original Collateral	Deferrals/ Defaults as % of Original Collateral	Performing Collateral	Collateral Support	Collateral Support as % of Performing Collateral	Number of Performing Issuers/ Total Issuers
Preferred Term Security XVIII*	C	1,894	1,185	(709)	C	676,565	14.83%	268,437	19,131	7.13%	40 / 56
Preferred Term Security XVIII	C	2,717	1,777	(940)	C	676,565	14.83%	268,437	19,131	7.13%	40 / 56
Preferred Term Security XIX*	C	1,844	1,450	(394)	C	700,535	5.14%	468,962	34,435	7.34%	50 / 55
Preferred Term Security XIX*	C	1,101	870	(231)	C	700,535	5.14%	468,962	34,435	7.34%	50 / 55
Preferred Term Security XIX*	C	2,547	2,030	(517)	C	700,535	5.14%	468,962	34,435	7.34%	50 / 55
Preferred Term Security XIX*	C	1,102	870	(232)	C	700,535	5.14%	468,962	34,435	7.34%	50 / 55
Preferred Term Security XXII*	C-1	1,583	1,148	(435)	C	1,386,600	10.31%	664,548	65,893	9.92%	59 / 73
Preferred Term Security XXII*	C-1	3,958	2,869	(1,089)	C	1,386,600	10.31%	664,548	65,893	9.92%	59 / 73
Preferred Term Security XXIII	C-1	1,798	1,061	(737)	C	1,467,000	14.52%	682,365	70,186	10.29%	71 / 85
Total Level 3 Securities Available for Sale		18,544	13,260	(5,284)

* Security has been deemed other-than-temporarily impaired and loss has been recognized in accordance with ASC Section 320-10-35.

The terms of the debentures underlying trust preferred securities allow the issuer of the debentures to defer interest payments for up to 20 quarters, and, in such case, the terms of the related trust preferred securities require their issuers to contemporaneously defer dividend payments. The issuers of the trust preferred securities in our investment portfolio have defaulted and/or deferred payments, ranging from 5.14% to 14.83% of the total collateral balances underlying the securities. The securities were designed to include structural features that provide investors with credit enhancement or support to provide default protection by subordinated tranches. These features include over-collateralization of the notes or subordination, excess interest or spread which will redirect funds in situations where collateral is insufficient, and a specified order of principal payments. There are securities in our portfolio that are under-collateralized, which does represent additional stress on our tranche. However, in these cases, the terms of the securities require excess interest to be redirected from subordinate tranches as credit support, which provides additional support to our investment.

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

The market for these securities as of December 31, 2020 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive, as no new CDOs have been issued since 2007. There are currently very few market participants who are willing to effect transactions in these securities. The market values for these securities are very depressed relative to historical levels. Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue. Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (i) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at December 31, 2020, (ii) an income valuation approach technique (i.e. present value) that maximizes the use of relevant unobservable inputs and minimizes the use of observable inputs will be equally or more representative of fair value than a market approach, and (c) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management relies on an independent third party to prepare both the evaluations of OTTI and the fair value determinations for the CDO portfolio. Management does not believe that there were any material differences in the OTTI evaluations and pricing between December 31, 2020 and December 31, 2019.

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

Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that no additional credit-related OTTI was required during 2020.

The following table sets forth the contractual or estimated maturities of the components of our securities portfolio as of December 31, 2020 and the weighted average yields on a tax-equivalent basis.

Investment Security Maturities, Yields, and Fair Values at December 31, 2020

(In thousands)	Within 1 Year	1 Year To 5 Years	5 Years To 10 Years	Over 10 Years	Total Fair Value
Securities Available-for-Sale:
U.S. government agencies	$—	$—	$25,448	$50,985	$76,433
Residential mortgage-backed agencies	—	—	—	22,899	22,899
Commercial mortgage-backed agencies	795	7,381	24,866	—	33,042
Collateralized mortgage obligations	8,666	52,156	—	9,815	70,637
Obligations of states and political subdivisions	—	4,535	262	5,817	10,614
Collateralized debt obligations	—	—	—	13,260	13,260
Total available for sale	$9,461	$64,072	$50,576	$102,776	$226,885
Percentage of total	4.17%	28.24%	22.29%	45.30%	100.00%
Weighted average yield	0.45%	1.35%	1.65%	1.07%	1.25%
Held to Maturity:
Residential mortgage-backed agencies	$4,436	$14,057	$3,298	$13,941	$35,732
Commercial mortgage-backed agencies	—	12,303	$—	—	12,303
Collateralized mortgage obligations	1,406	—	—	—	1,406
Obligations of states and political subdivisions	—	—	—	28,171	28,171
Total held to maturity	$5,842	$26,360	$3,298	$42,112	$77,612
Percentage of total	7.53%	33.96%	4.25%	54.26%	100.00%
Weighted average yield	-0.62%	2.28%	3.22%	3.31%	2.66%

The weighted average yield was calculated using historical cost balances and does not give effect to changes in fair value. The negative weighted average yield was due to increased paydowns on mortgage-backed securities which impacted their factors and three month conditional prepayment rate. At December 31, 2020, one Tax Increment Funding bond totaling $18.4 million exceeded 10% of shareholders’ equity.

Deposits

The following table sets forth the actual and average deposit balances by major category for 2020, 2019 and 2018:

Deposit Balances

	2020			2019			2018
(In thousands)	Actual Balance	Average Balance	Average Yield	Actual Balance	Average Balance	Average Yield	Actual Balance	Average Balance	Average Yield
Non-interest-bearing demand deposits	$420,427	$372,392	0.00%	$294,649	$270,945	0.00%	$262,250	$239,838	0.00%
Interest-bearing deposits:
Demand	201,571	182,767	0.40%	159,567	160,776	0.37%	163,334	170,642	0.11%
Money Market:
Retail	376,096	313,852	0.46%	275,007	253,737	0.89%	234,038	211,969	0.44%
Savings deposits	196,046	176,524	0.09%	158,918	160,751	0.19%	156,236	160,968	0.12%
Time deposits less than $100K:
Retail	88,728	111,408	1.54%	96,198	107,215	1.39%	99,088	104,289	1.01%
Time deposits $100K or more:
Retail	139,498	123,708	1.78%	147,692	130,700	2.05%	127,581	120,019	1.52%
Brokered	—	3,689	2.80%	10,000	23,027	2.68%	25,000	3,151	1.88%
Total Deposits	$1,422,366	$1,284,340		$1,142,031	$1,107,151		$1,067,527	$1,010,876

Total deposits at December 31, 2020 increased by $280.3 million when compared with deposits at December 31, 2019. During 2020, non-interest-bearing deposits increased by $125.8 million. This growth was driven by our retail and commercial account growth as well as deposits from PPP loans. Traditional savings accounts increased by $37.1 million, as we continued to see significant growth in our Prime Saver product. Total demand deposits increased by $42.0 million and total money market accounts increased by $101.1 million, due primarily to growth in our variable rate Value Money Market account. Time deposits less than $100,000 decreased by $7.5 million and time deposits greater than $100,000 decreased by $18.2 million. The decline in time deposits greater than $100,000 was due to a local municipality utilizing a maturing certificate of deposit for cash needs during this unprecedented economic environment as well as our repayment of the full outstanding balance of $10.0 million in a brokered CD that matured in May 2020.

The following table sets forth the maturities of time deposits of $100,000 or more:

Maturity of Time Deposits of $100,000 or More

(In thousands)	December 31, 2020
Maturities
3 Months or Less	$15,138
3-6 Months	81,685
6-12 Months	40,587
Over 1 Year	2,088
Total	$139,498

Borrowed Funds

The following shows the composition of our borrowings at December 31:

(In thousands)	2020	2019	2018
Overnight borrowings, weighted average interest rate of 2.70% at December 31, 2018	$—	$—	$40,000
Securities sold under agreements to repurchase	49,160	48,728	37,707
Total short-term borrowings	$49,160	$48,728	$77,707
Long-term FHLB advances	$70,000	$70,000	$70,000
Junior subordinated debentures	30,929	30,929	30,929
Total long-term borrowings	$100,929	$100,929	$100,929
Total borrowings	$150,089	$149,657	$178,636
Average balance (from Table 1)	$147,448	$143,508	$167,991

The following is a summary of short-term borrowings at December 31 with original maturities of less than one year:

(Dollars in thousands)	2020	2019	2018
Overnight borrowings, weighted average interest rate of 2.70% at December 31, 2018	$—	$—	$40,000
Securities sold under agreements to repurchase:
Outstanding at end of year	$49,160	$48,728	$37,707
Weighted average interest rate at year end	0.19%	0.23%	0.24%
Maximum amount outstanding as of any month end	$55,290	$50,345	$55,648
Average amount outstanding	46,519	39,778	44,045
Approximate weighted average rate during the year	0.20%	0.28%	0.20%

Total borrowings increased slightly by $0.4 million, or 0.29%, in 2020 when compared to 2019 due to increased balances in our existing accounts in our Treasury Management product.

Management will continue to closely monitor interest rates within the context of its overall asset-liability management process. See the discussion under the heading “Interest Rate Sensitivity” in this Item 7 for further information on this topic.

At December 31, 2020, we had additional borrowing capacity with the FHLB totaling $134.4 million, an additional $130.0 million of unused lines of credit with various financial institutions, $1.1 million of an unused secured line of credit with the Federal Reserve Bank and approximately $142.3 million available through wholesale money market funds. See Note 13 to the Consolidated Financial Statements presented elsewhere in this annual report for further details about our borrowings and additional borrowing capacity, which is incorporated herein by reference.

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

Loan commitments and letters of credit totaled $201.4 million and $17.7 million, respectively, at December 31, 2020. Management does not believe that any of the foregoing arrangements have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. We are not a party to any other off-balance sheet arrangements. See Note 24 to the Consolidated Financial Statements presented elsewhere in this annual report for additional information on these arrangements.

Capital Resources

We require capital to fund loans, satisfy our obligations under the Bank’s letters of credit, meet the deposit withdraw demands of the Bank’s customers, and satisfy our other monetary obligations. To the extent that deposits are not adequate to fund our capital requirements, we can rely on the funding sources identified below under the heading “Liquidity Management”. At December 31, 2020, the Bank had $130.0 million available through unsecured lines of credit with correspondent banks, $1.1 million available through a secured line of credit with the Fed Discount Window and approximately $134.4 million available through the FHLB. Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our ability to meet our future capital requirements.

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

At December 31, 2020, the Corporation’s total risk-based capital ratio was 16.08% and the Bank’s total risk-based capital ratio was 15.50%, both of which were well above the regulatory minimum of 8%. The total risk-based capital ratios of the Corporation and the Bank at December 31, 2019 were 16.29% and 15.60%, respectively. The decreases for the Corporation and the Bank in 2020 were due to increased earnings offset by the dividend funding and the stock repurchase of approximately $2.8 million.

At December 31, 2020, the most recent notification from the regulators categorizes the Corporation and the Bank as “well capitalized” under the regulatory framework for prompt corrective action. See Note 5 to the Consolidated Financial Statements presented elsewhere in this annual report for additional information regarding regulatory capital ratios.

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

It is our policy to manage our affairs so that liquidity needs are fully satisfied through normal Bank operations. That is, the Bank will manage its liquidity to minimize the need to make unplanned sales of assets or to borrow funds under emergency conditions. The Bank will use funding sources where the interest cost is relatively insensitive to market changes in the short run (periods of one year or less) to satisfy operating cash needs. The remaining normal funding will come from interest-sensitive liabilities, either deposits or borrowed funds. When the marginal cost of needed wholesale funding is lower than the cost of raising this funding in the retail markets, the Corporation may supplement retail funding with external funding sources such as:

•Unsecured Fed Funds lines of credit with upstream correspondent banks (M&T Bank, Atlantic Community Bankers Bank, Community Bankers Bank, PNC Financial Services (“PNC”), Pacific Coast Banker’s Bank and Zions Bancorp).

•Secured advances with the FHLB of Atlanta, which are collateralized by eligible one to four family residential mortgage loans, home equity lines of credit, commercial real estate loans. Cash and various securities may also be pledged as collateral.

•Secured line of credit with the Fed Discount Window for use in borrowing funds up to 90 days, using municipal securities as collateral.

•Brokered deposits, including CDs and money market funds, provide a method to generate deposits quickly. These deposits are strictly rate driven but often provide the most cost effective means of funding growth.

•One Way Buy CDARS/ICS funding – a form of brokered deposits that has become a viable supplement to brokered deposits obtained directly.

•Secured Federal Reserve Bank PPPLF – an eligible line of credit secured by PPP loans.

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

At December 31, 2020, we were asset sensitive.

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

Based on the simulation analysis performed at December 31, 2020 and 2019, management estimated the following changes in net interest income, assuming the indicated rate changes:

(Dollars in thousands)	2020	2019
+400 basis points	$5,124	$1,500
+300 basis points	$4,067	$1,381
+200 basis points	$2,897	$1,075
+100 basis points	$1,527	$645
-100 basis points	$(2,174)	$(2,477)

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

First United Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of First United Corporation and Subsidiaries (Corporation) as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the Corporation's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Corporation's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses – General Component Qualitative Factors

As discussed in Notes 1 and 8 to the consolidated financial statements, the allowance for loan losses is established through a provision for loan losses and represents an amount, which, in management’s judgment, will be adequate to absorb losses in the loan portfolio. The Corporation’s allowance for loan losses was $16.5 million at December 31, 2020 and consists of specific and general components of $57 thousand and $16.4 million, respectively. Management develops the general component based on historical loan loss experience adjusted for qualitative factors not reflected in the historical loss experience. Historical loss ratios are measured on a rolling twelve-quarter basis for consumer loans and eight quarters for commercial loans. The qualitative factors used by the Corporation include factors such as national and local economic conditions, levels of and trends in delinquency rates and nonaccrual loans, trends in volumes and terms of loans, changes in lending policies, lending personnel, and collateral, as well as concentrations in loan types, industry, and geography. The adjustments for qualitative factors require a significant amount of judgment by management and involve a high degree of estimation uncertainty.

We identified the qualitative factor component of the allowance for loan losses as a critical audit matter as auditing the underlying qualitative factors required significant auditor judgment as amounts determined by management rely on analysis that is highly subjective and includes significant estimation uncertainty.

Our audit procedures related to the qualitative factor component of the allowance for loan losses included the following, among others:

•Obtaining an understanding of the relevant controls related to the allowance for loan losses and testing such controls for design and operating effectiveness, including controls related to management’s establishment, review, and approval of the qualitative factors, and the completeness and accuracy of data used in determining qualitative factors.

•Evaluation of the appropriateness of management’s methodology for estimating the allowance for loan losses.

•Testing of the completeness and accuracy of data used by management in determining qualitative factor adjustments by agreeing them to internal and external source data.

•Testing of management’s conclusions regarding the appropriateness of the qualitative factor adjustments and agreement of any changes therein to the allowance for loan losses calculation.

Goodwill Impairment Evaluation

The Corporation has recorded goodwill of $11 million. As discussed in Notes 1 and 15 to the consolidated financial statements, goodwill is not amortized but is tested for impairment at least annually. Impairment exists when the fair value of the reporting unit is less than its carrying amount. Due to volatility in its stock price and economic conditions resulting from the COVID-19 pandemic, the Corporation engaged a third-party valuation specialist to perform a quantitative test of goodwill impairment at September 30, 2020 using a discounted cash flow analysis (income approach) and estimates of selected market information (market approach). Each approach was weighted 50%. The determination of the fair value of the Corporation requires management to make significant estimates and assumptions including, among other things, the selection of appropriate discount rates, the identification of relevant market comparables and the development of cash flow projections. At December 31, 2020, its annual impairment testing date, the Corporation performed a qualitative review to determine if changes since September 30, 2020 resulted in a conclusion that it was more likely than not that fair value was less than carrying value. The Corporation concluded fair value continued to be in excess of carrying value at December 31, 2020.

We identified the goodwill impairment assessment as a critical audit matter due to the degree of auditor judgment in performing procedures over the key assumptions noted above.

Our audit procedures performed to address this critical matter included the following, among others:

•Obtaining an understanding of internal controls relevant to the goodwill impairment assessment and testing such controls for design and operating effectiveness, including controls related to management’s establishment, review, and approval of the assumptions, including those used by the third-party valuation specialist, and the completeness and accuracy of data used.

•Evaluation of the methodologies used in management’s analysis, including the weightings assigned to each approach and testing the completeness and accuracy of data used in management’s calculations.

•Evaluation of management’s ability to forecast cash flows by comparing actual results to historical annual budgets.

•Involvement of an employed valuation specialist to (1) evaluate the key assumptions and inputs used by the management’s third-party valuation specialist, including discount rate, terminal growth rate, control premium, and market comparable entities; and (2) test the overall reasonableness of fair value and conclusion of no impairment by calculating an independent expectation as of December 31, 2020.

/s/ Baker Tilly US, LLP

We have served as the Corporation’s auditor since 2006.

Baker Tilly US, LLP (formerly known as Baker Tilly Virchow Krause, LLP)

Pittsburgh, Pennsylvania

March 25, 2021

First United Corporation and Subsidiaries

Consolidated Statement of Financial Condition

(In thousands, except per share amounts)

	December 31,
	2020	2019
Assets
Cash and due from banks	$146,673	$48,512
Interest bearing deposits in banks	2,759	1,467
Cash and cash equivalents	149,432	49,979
Investment securities – available-for-sale (at fair value)	226,885	131,305
Investment securities – held to maturity (fair value of $77,612 at December 31, 2020 and $100,656 at December 31, 2019)	68,263	93,979
Restricted investment in bank stock, at cost	4,468	4,415
Loans held for sale (at fair value)	3,546	1,749
Loans	1,167,812	1,050,369
Unearned fees	(1,730)	(687)
Allowance for loan losses	(16,486)	(12,537)
Net loans	1,149,596	1,037,145
Premises and equipment, net	36,863	38,710
Goodwill	11,004	11,004
Bank owned life insurance	43,974	43,449
Deferred tax assets	7,972	7,441
Other real estate owned	9,386	4,127
Operating lease asset	2,408	2,661
Accrued interest receivable and other assets	19,617	16,063
Total Assets	$1,733,414	$1,442,027
Liabilities and Shareholders’ Equity
Liabilities:
Non-interest bearing deposits	$420,427	$294,649
Interest bearing deposits	1,001,939	847,382
Total deposits	1,422,366	1,142,031
Short-term borrowings	49,160	48,728
Long-term borrowings	100,929	100,929
Operating lease liability	2,958	3,239
Accrued interest payable and other liabilities	26,044	20,235
Dividends payable	910	925
Total Liabilities	1,602,367	1,316,087
Shareholders’ Equity:
Common Stock – par value $0.01 per share; Authorized 25,000,000 shares; issued and outstanding 6,992,911 shares at December 31, 2020 and 7,110,022 shares at December 31, 2019	70	71
Surplus	30,149	32,359
Retained earnings	129,691	119,481
Accumulated other comprehensive loss	(28,863)	(25,971)
Total Shareholders’ Equity	131,047	125,940
Total Liabilities and Shareholders’ Equity	$1,733,414	$1,442,027

See notes to consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statement of Income

(In thousands, except per share data)

	Year Ended
	December 31,
	2020	2019
Interest income
Interest and fees on loans	$52,155	$50,201
Interest on investment securities
Taxable	4,526	5,648
Exempt from federal income tax	1,084	1,031
Total investment income	5,610	6,679
Other	436	1,040
Total interest income	58,201	57,920
Interest expense
Interest on deposits	6,356	7,791
Interest on short-term borrowings	94	188
Interest on long-term borrowings	3,205	3,550
Total interest expense	9,655	11,529
Net interest income	48,546	46,391
Provision for loan losses	5,401	1,320
Net interest income after provision for loan losses	43,145	45,071
Other operating income
Net gains	2,788	334
Service charges on deposit accounts	1,929	2,192
Other service charges	699	779
Trust department	7,446	7,148
Debit card income	2,902	2,706
Bank owned life insurance	1,253	2,257
Brokerage commissions	1,004	919
Other	556	448
Total other income	15,789	16,449
Total other operating income	18,577	16,783
Other operating expenses
Salaries and employee benefits	21,079	24,641
FDIC premiums	611	405
Equipment	3,904	3,807
Occupancy	2,860	2,884
Data processing	3,981	4,004
Marketing	573	418
Professional services	4,204	1,480
Contract labor	641	654
Telephony expense	864	856
Other real estate owned expenses	11	1,542
Investor relations	1,277	284
Other	3,929	4,414
Total other operating expenses	43,934	45,389
Income before income tax expense	17,788	16,465
Provision for income tax expense	3,947	3,336
Net Income	$13,841	$13,129
Basic net income per share	$1.98	$1.85
Diluted net income per share	1.97	1.85
Weighted average number of basic shares outstanding	7,004	7,101
Weighted average number of diluted shares outstanding	7,013	7,101
Dividends declared per common share	$0.52	$0.44

See notes to consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statement of Comprehensive Income

(In thousands)

	Year Ended
	December 31,
Comprehensive Income	2020	2019
Net Income	$13,841	$13,129
Other comprehensive (loss)/income, net of tax and reclassification adjustments:
Net unrealized losses on investments with OTTI	(735)	(643)
Net unrealized gains on all other AFS securities	828	2,748
Net unrealized gains on HTM securities	584	232
Net unrealized losses on cash flow hedges	(869)	(858)
Net unrealized losses on pension plan liability	(2,213)	(2,400)
Net unrealized losses on SERP liability	(487)	(647)
Other comprehensive loss, net of tax	(2,892)	(1,568)
Comprehensive Income	$10,949	$11,561

See notes to consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands, except number of shares)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Total Shareholders' Equity
Balance at January 1, 2019	$71	31,921	109,477	(24,403)	117,066
Net income			13,129		13,129
Other comprehensive loss, net of tax				(1,568)	(1,568)
Common stock issued - 23,390 shares		170			170
Common stock dividend declared - $0.44 per share			(3,125)		(3,125)
Stock based compensation		268			268
Balance at December 31, 2019	71	32,359	119,481	(25,971)	125,940
Net income			13,841		13,841
Other comprehensive loss, net of tax				(2,892)	(2,892)
Common stock issued- 28,180 shares		198			198
Common stock dividend declared - $0.52 per share			(3,631)		(3,631)
Stock based compensation		345			345
Stock repurchase - 145,291 shares	(1)	(2,753)			(2,754)
Balance at December 31, 2020	$70	$30,149	$129,691	$(28,863)	$131,047

See notes to consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statement of Cash Flows

(In thousands)

	Year Ended
	December 31,
	2020	2019
Operating activities
Net income	$13,841	$13,129
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,401	1,320
Depreciation	3,301	3,115
Stock compensation	345	268
Gains on sales of other real estate owned	(130)	(160)
Write-downs of other real estate owned	116	1,459
Origination of loans held for sale	(73,797)	(20,668)
Proceeds from sales of loans held for sale	74,403	19,502
Gains on sales of loans held for sale	(2,403)	(337)
Loss on disposal of fixed assets	150	3
Net amortization /(accretion) of investment securities discounts and premiums- AFS	382	(3)
Net amortization of investment securities discounts and premiums- HTM	352	114
Net gain on sales of investment securities – available-for-sale	(632)	—
Net losses on calls of investment securities – held to maturity	97	—
Amortization of deferred loan fees	(2,683)	(935)
Deferred tax expense	527	953
Earnings on bank owned life insurance	(1,253)	(2,257)
Amortization of operating lease right of use asset	253	277
Operating lease liability	(281)	(287)
Increase in accrued interest receivable and other assets	(6,830)	(3)
Increase in accrued interest payable and other liabilities	5,010	900
Net cash provided by operating activities	16,169	16,390
Investing activities
Proceeds from maturities/calls of investment securities available-for-sale	45,595	26,553
Proceeds from maturities/calls of investment securities held-to-maturity	46,926	8,124
Proceeds from sales of investment securities available-for-sale	43,278	21,872
Purchases of investment securities available-for-sale	(184,079)	(39,307)
Purchases of investment securities held-to-maturity	(21,658)	(8,207)
Proceeds from sales of other real estate owned	2,175	2,777
Proceeds from BOLI	728	2,125
Net (increase)/decrease in FHLB stock	(53)	979
Net increase in loans	(122,589)	(43,465)
Purchases of premises and equipment	(1,604)	(3,973)
Net cash used in investing activities	(191,281)	(32,522)
Financing activities
Net increase in deposits	280,335	74,504
Proceeds from issuance of common stock	198	170
Cash dividends paid on common stock	(3,646)	(3,125)
Net increase/(decrease) in short-term borrowings	432	(28,979)
Stock repurchase	(2,754)	—
Net cash provided by financing activities	274,565	42,570
Increase in cash and cash equivalents	99,453	26,438
Cash and cash equivalents at beginning of the year	49,979	23,541
Cash and cash equivalents at end of period	$149,432	$49,979
Supplemental information
Interest paid	$9,763	$11,485
Taxes paid	$1,210	$1,011
Non-cash investing activities:
Transfers from loans to other real estate owned	$7,420	$1,605
Initial recognition of operating lease right of use assets at adoption	$—	$2,730
Initial recognition of operating lease liabilities at adoption	$—	$3,317

See notes to consolidated financial statements

First United Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Business

First United Corporation is a Maryland corporation chartered in 1985 and a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended. The Corporation’s primary business is serving as the parent company of First United Bank & Trust, a Maryland trust company (the “Bank”), First United Statutory Trust I (“Trust I”) and First United Statutory Trust II (“Trust II”), both Connecticut statutory business trusts. Until September 14, 2019 when it was canceled, the Corporation also served as the parent company to First United Statutory Trust III, a Delaware statutory business trust (“Trust III” and together with Trust I and Trust II, the “Trusts”). The Trusts were formed for the purpose of selling trust preferred securities that qualified as Tier 1 capital. The Bank has two consumer finance company subsidiaries - OakFirst Loan Center, Inc., a West Virginia corporation, and OakFirst Loan Center, LLC, a Maryland limited liability company - and two subsidiaries that it uses to hold real estate acquired through foreclosure or by deed in lieu of foreclosure - First OREO Trust, a Maryland statutory trust, and FUBT OREO I, LLC, a Maryland limited liability company. The Bank also owns 99.9% of the limited partnership interests in Liberty Mews Limited Partnership; a Maryland limited partnership formed for the purpose of acquiring, developing and operating low-income housing units in Garrett County, Maryland (“Liberty Mews”).

First United Corporation and its subsidiaries operate principally in four counties in Western Maryland and four counties in West Virginia.

As used in these Notes, the terms “the Corporation”, “we”, “us”, and “our” mean First United Corporation and, unless the context clearly suggests otherwise, its consolidated subsidiaries.

Basis of Presentation

The accompanying consolidated financial statements of the Corporation have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) that require management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the assessment of other-than-temporary impairment (“OTTI”) pertaining to investment securities, potential impairment of goodwill, and the valuation of deferred tax assets. For purposes of comparability, certain prior period amounts have been reclassified to conform to the 2019 presentation. Such reclassifications had no impact on net income or shareholders’ equity.

The Corporation has evaluated events and transactions occurring subsequent to the statement of financial condition date of December 31, 2020 for items that should potentially be recognized or disclosed in these consolidated financial statements as prescribed by ASC Topic 855, Subsequent Events.

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

Significant Concentrations of Credit Risk

Most of the Corporation’s relationships are with customers located in Western Maryland and Northeastern West Virginia. At December 31, 2020, approximately 10%, or $117.0 million, of total loans were secured by real estate acquisition, construction and development projects, with $115.0 million performing according to their contractual terms and $2.0 million considered to be impaired based on management’s concerns about the borrowers’ ability to comply with present repayment terms. Of the $2.0 million in impaired loans, $1.1 million were performing, $0.5 million were classified as troubled debt restructurings (“TDRs”) performing in accordance with their modified terms and $0.4 million were classified as non-performing loans at December 31, 2020. Additionally, loans collateralized by commercial rental properties represented 15% of the total loan portfolio as of December 31, 2020. Note 7 discusses the types of securities in which the Corporation invests and Note 8 discusses the Corporation’s lending activities.

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

Management evaluates the restricted stock for impairment in accordance with ASC Industry Topic 942, Financial Services – Depository and Lending, (942-325-35). Management’s evaluation of potential impairment is based on its assessment of the ultimate recoverability of the cost of the restricted stock rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability is influenced by criteria such as (i) the significance of the decline in net assets of the issuing bank as compared to the capital stock amount for that bank and the length of time this situation has persisted, (ii) commitments by the issuing bank to make payments required by law or regulation and the level of such payments in relation to the operating performance of that bank, and (iii) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the issuing bank. Management has evaluated the restricted stock for impairment and believes that no impairment charge is necessary as of December 31, 2020 or 2019.

The Corporation recognizes dividends on a cash basis. For the years ended December 31, 2020 and December 31, 2019, dividends of $212,252 and $290,415, respectively, were recorded in other operating income.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or full repayment by the borrower are reported at their unpaid principal balance outstanding, adjusted for any deferred fees or costs pertaining to origination. Loans that management has the intent to sell are reported at the lower of cost or fair value determined on an individual basis. Loans held for sale were $3.5 million at December 31, 2020 and $1.7 million at December 31, 2019.

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

The Corporation maintains an ALL on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is determined utilizing a methodology that is similar to that used to determine the ALL, modified to take into account the probability of a draw down on the commitment. This allowance is reported as a liability on the balance sheet within accrued interest payable and other liabilities. The balance in the liability account was $109,559 at December 31, 2020 and $78,463 at December 31, 2019.

Premises and Equipment

Land is carried at cost. Premises and equipment are carried at cost, less accumulated depreciation. The provision for depreciation for financial reporting has been made by using the straight-line method based on the estimated useful lives of the assets, which range from 10 to 31.5 years for buildings and 3 to 20 years for furniture and equipment. Accelerated depreciation methods are used for income tax purposes.

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

Defined Benefit Plans

The defined benefit pension plan and supplemental executive retirement plan are accounted for in accordance with ASC Topic 715, Compensation – Retirement Benefits. Under the provisions of Topic 715, the defined benefit pension plan and the supplemental executive retirement plan are recognized as liabilities in the Consolidated Statement of Financial Condition, and unrecognized net actuarial losses, prior service costs and a net transition asset are recognized as a separate component of other comprehensive loss, net of tax. Actuarial gains and losses in excess of 10 percent of the greater of plan assets or the pension benefit obligation are amortized over a blend of future service of active employees and life expectancy of inactive participants. Refer to Note 20 for a further discussion of the pension plan and supplemental executive retirement plan obligations.

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

Stock Repurchases

Under the Maryland General Corporation Law, shares of capital stock that are repurchased are cancelled and treated as authorized but unissued shares. When a share of capital stock is repurchased, the payment of the repurchase price reduces stated capital by the par value of that share (currently, $0.01 for common stock), and any excess over par value reduces capital surplus. During 2020, the Corporation repurchased 145,291 shares of common stock at a weighted average price of $18.96. The Trust department purchased 194,124 shares as an investment in the pension plan at a weighted average price of $13.49.

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

In August 2018, the FASB issued ASU 2018-14, “Compensation-Retirement Benefits-Defined Benefit Plans-General”. The amendments in this update remove disclosures that are no longer considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. The update is effective for public business entities for fiscal years ending after December 15, 2020. Early adoption is permitted. The Corporation adopted this ASU effective December 31, 2020.

In August 2018, the FASB issued ASU 2018-15, “Customer’s Accounting for Implementation Costs incurred in a Cloud Computing Arrangement that is a Service Contract”.  This update amends Subtopic 350-40 “Intangibles-Goodwill and other-Internal-Use Software” by adding a subsection to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license.  The update is effective for public business entities for fiscal years ending after December 15, 2019, and interim periods within those fiscal years.  ASU 2018-15 became effective for the Corporation on January 1, 2020 and did not have a significant impact on its financial condition or results of operations.

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848).” The ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendment only applies to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. The ASU is effective as of March 12, 2020 through December 31, 2022. The Corporation is in the process of evaluating the impact of this standard on the loan portfolio, investment portfolio and interest rate swaps, but believes that its adoption will not have a material impact on the Corporation’s financial condition or results of operations.

2. Significant Event

On March 11, 2020, the World Health Organization declared a pandemic as a result of the global spread of the coronavirus, commonly referred to as COVID-19. The spread of the disease quickly accelerated in the United States and to date, all 50 states have reported cases. In response, President Trump declared a public health emergency and issued two related national emergency declarations on March 13, 2020. In addition, the U.S. and state governments reacted to the pandemic by issuing shelter at home orders and requiring that non-essential businesses be closed to prevent spread of the virus. The health crisis quickly turned into a financial crisis resulting in guidance and mandates regarding foreclosures and repossessions and accounting and regulatory changes designed to encourage banks to work with customers suffering detrimental financial impact.

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

The U.S. Government’s Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) established the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) which provides small businesses with resources to maintain payroll, hire back employees who may have been laid off, and to cover applicable overhead expenses. We continued to provide access to the PPP and process applications until the window closed on August 8, 2020. These loans are 100% guaranteed by the SBA, have up to a two year or five year maturity, provide for the earlier of when the Bank received forgiveness payment from the SBA or 10 months after the end of the covered payroll period, and have an interest rate of 1%. These loans may be forgiven, in whole or in part, by the SBA if the borrower meets certain conditions, including by using at least 60% of the loan proceeds for payroll costs. The SBA also established processing fees from 1% to 5%, depending on the loan amount, which resulted in $3.7 million of deferred loan fees. Of the $3.7 million in deferred fees, we recognized approximately $2.0 million in 2020.

In January 2021, President Trump signed the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (“CARES II”) into law. CARES II provides an extension of stimulus package benefits and unemployment through March 14, 2021 as well as funding for additional PPP loans. PPP loans made under CARES II have the same general loan terms as PPP loans made under the CARES Act. These loans have a maturity of five years and processing fees of the lessor of 0.50% or $2,500 up to 5.0%, depending on the loan amount.

During 2020, we processed 1,174 loan applications totaling $148.9 million and have received forgiveness of $34.5 million. Thus far in 2021, we have processed 561 PPP2 loan applications totaling $56.4 million.

In April 2020, the Bank established eligibility to participate in the Paycheck Protection Program Liquidity Facility (“PPPLF”) which was established by Congress and administered by the Federal Reserve Bank. This facility uses the SBA guaranteed PPP loans as collateral, offering 100% collateral coverage with no recourse to the Bank. The majority of the PPP loan disbursements have been to internal, non-interest-bearing accounts awaiting use by borrowers. During 2020, we did not access this facility. We will continue to monitor our liquidity position and determine appropriate timing to utilize these funds.

During 2020, the Bank was approved to participate in the Main Street Lending Program established by the Federal Reserve. This program supports lending to small and medium-sized businesses and non-profit organizations that were in sound financial condition before the onset of the COVID-19 pandemic.

Section 4013 of the CARES Act allows financial institutions to suspend application of certain current TDR accounting guidance under ASC Subtopic 310-40 for loan modifications related to the COVID-19 pandemic made between March 1, 2020 and the date that is 60 days after the end of the COVID-19 national emergency, provided that certain criteria are met. This relief can be applied to loan modifications for borrowers that were not more than 30 days past due as of December 31, 2019 and to loan modifications that defer or delay the payment of principal or interest, or that change the interest rate on the loan. In April 2020, federal and state banking regulators issued the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus to provide further interpretation of when a borrower is experiencing financial difficulty, specifically indicating that if the modification is either short-term (i.e., six months or less) or mandated by a federal or state government in response to the COVID-19 pandemic, the borrower is not experiencing financial difficulty as determined under ASC Subtopic 310-40. In response to the COVID-19 pandemic, the Corporation developed a set of guidelines to provide relief to qualified commercial, mortgage and consumer loans customers, including the deferment of certain loan payments on these loans of up to 180 days. Initial deferrals of 90 days were granted to qualified customers with the option to request a second deferral for an additional 90 days. Of the 19 commercial loans in modification status at December 31, 2020, there were seven classified loans.  In accommodations, three were on their third deferral with one on its fourth deferral; two loans in owner occupied rentals on their third deferral period and one loan in food service in its third deferral period.

We have not characterized as TDRs any modified loans that met the criteria established pursuant to Section 4013 of the CARES Act, nor have we designated them as past due or nonaccrual. The following table includes data on our consumer, residential mortgage and commercial loan portfolios, including a breakdown by industry, the percentage of the portfolio that has been modified through February 28, 2021, as well as loans still subject to modifications at February 28, 2021 as a result of COVID-19. For comparative purposes, total modifications for 2020 are included.

	Total Loans at 12/31/20 (*)			COVID Modifications at 02/28/21			All COVID Modifications
Industry Category	# of Loans (**)	Balance (000s)	Balance as % of Total Portfolio	# of Loans	Balance (000s)	Balance as % of Total Portfolio	# of Loans	Balance (000s)	Balance as % of Category
RE/Rental/Leasing - NOO	89	$135,665	12.9%	—	$—	0.0%	25	$55,293	40.8%
RE/Rental/Leasing - OO, C&I	319	99,029	9.4%	3	2,610	2.6%	41	27,994	28.3%
Construction - Developers	20	53,867	5.1%	—	—	0.0%	1	2,922	5.4%
Services	220	52,370	5.0%	—	—	0.0%	17	11,129	21.2%
Accommodations	32	50,819	4.8%	4	6,854	13.5%	15	38,660	76.1%
RE/Rental/Leasing - Multifamily	64	35,759	3.4%	2	576	1.6%	15	7,308	20.4%
Trade	711	34,030	3.2%	—	—	0.0%	4	1,003	2.9%
Health Care/Social Assistance	107	31,734	3.0%	—	—	0.0%	22	11,166	35.2%
Manufacturing	49	25,268	2.4%	—	—	0.0%	6	10,485	41.5%
Prof/Scientific/Technical	109	22,065	2.1%	-	—	0.0%	23	7,207	32.7%
Construction - All Other	263	20,117	1.9%	6	442	2.2%	25	3,412	17.0%
RE/Rental/Leasing - Developers	44	20,093	1.9%	—	—	0.0%	2	210	1.0%
Transportation/Warehousing	115	18,502	1.8%	1	15	0.1%	5	172	0.9%
Public Administration	36	12,773	1.2%	—	—	0.0%	—	—	0.0%
Food Service	47	11,456	1.1%	1	197	1.7%	11	3,092	27.0%
Entertainment/Recreation	24	7,869	0.7%	2	4,884	62.1%	7	7,183	91.3%
Agriculture	53	4,456	0.4%	—	—	0.0%	2	476	10.7%
Energy	12	1,620	0.2%	—	—	0.0%	—	—	0.0%
Total Commercial	2,314	$637,492	58.2%	19	$15,576	2.4%	221	$187,712	29.4%
Total Residential Mortgage	2,055	314,349	32.0%	9	2,240	0.7%	160	37,642	12.0%
Total Consumer	6,522	101,980	9.8%	12	424	0.4%	181	5,260	5.2%
Total Loans	10,891	$1,053,821	100.0%	40	$18,240	1.7%	562	$230,614	21.9%

(*) Excluding 884 PPP loans totaling $114.0 million, 1.6% including PPP loans
(**) Including active loans/lines with no outstanding balance

3. Earnings Per Common Share

Basic earnings per common share is derived by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents. Diluted earnings per share is derived by dividing net income available to common shareholders by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents. There were 5,070 common stock equivalents of restricted stock units at December 31, 2020 and no common stock equivalents at December 31, 2019.

The following table sets forth the calculation of basic and diluted earnings per common share for the years ended December 31, 2020 and 2019:

	2020			2019
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Income	Shares	Amount

Basic Earnings Per Share:

Net income	$13,841	7,004	$1.98	$13,129	7,101	$1.85

Diluted Earnings Per Share:

Net income	$13,841	7,013	$1.97	$13,129	7,101	$1.85

4. Net Gains

The following table summarizes the gain/(loss) activity for the years ended December 31, 2020 and 2019:

(in thousands)	2020	2019
Net gains/(losses):
Available-for-sale securities:
Realized gains	$817	$75
Realized losses	(185)	(75)
Held-to-Maturity:
Realized losses	(97)	—
Gain on sale of consumer loans	2,403	337
Loss on disposal of fixed assets	(150)	(3)
Net gains	$2,788	$334

5. Regulatory Capital Requirements

We require capital to fund loans, satisfy our obligations under the Bank’s letters of credit, meet the deposit withdrawal demands of the Bank’s customers, and satisfy our other monetary obligations. To the extent that deposits are not adequate to fund our capital requirements, we can rely on a number of funding sources, including an unsecured Fed Funds lines of credit with upstream correspondent banks; secured advances with the FHLB of Atlanta, which are collateralized by eligible one to four family residential mortgage loans, home equity lines of credit, commercial real estate loans, and various securities. Cash may also be pledged as collateral. In addition, First United Corporation has a secured line of credit with the Fed Discount Window for use in borrowing funds up to 90 days, using municipal securities as collateral; brokered deposits, including CDs and money market funds; and One Way Buy CDARS/ ICS funding, which is a form of brokered deposits that has become a viable supplement to brokered deposits obtained directly. At December 31, 2020, the Bank had $130.0 million available through unsecured lines of credit with correspondent banks, $1.1 million through a secured line of credit with the Fed Discount Window and approximately $134.4 million at the FHLB. Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our ability to meet our future capital requirements.

The following table presents our capital ratios for years ended December 31, 2020 and 2019:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
Total Capital (to risk-weighted assets)
Consolidated	$193,391	16.08%	$96,353	8.00%	$120,442	10.00%
First United Bank & Trust	181,977	15.50%	94,084	8.00%	117,605	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated	178,336	14.83%	72,265	6.00%	96,353	8.00%
First United Bank & Trust	167,276	14.25%	70,563	6.00%	94,084	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated	151,709	12.61%	54,199	4.50%	78,287	6.50%
First United Bank & Trust	167,276	14.25%	52,922	4.50%	76,443	6.50%
Tier 1 Capital (to average assets)
Consolidated	178,336	10.36%	68,384	4.00%	85,480	5.00%
First United Bank & Trust	167,276	9.81%	67,643	4.00%	84,554	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
Total Capital (to risk-weighted assets)
Consolidated	$182,941	16.29%	$89,837	8.00%	$112,296	10.00%
First United Bank & Trust	169,943	15.60%	87,159	8.00%	108,948	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated	170,326	15.17%	67,378	6.00%	89,837	8.00%
First United Bank & Trust	157,328	14.44%	65,369	6.00%	87,159	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated	143,614	12.79%	50,533	4.50%	72,992	6.50%
First United Bank & Trust	157,328	14.44%	49,027	4.50%	70,817	6.50%
Tier 1 Capital (to average assets)
Consolidated	170,326	11.77%	57,491	4.00%	71,864	5.00%
First United Bank & Trust	157,328	10.99%	56,729	4.00%	70,912	5.00%

As of December 31, 2020 and 2019, the most recent notifications from the regulators categorized First United Corporation and the Bank as “well capitalized” under the regulatory framework for prompt corrective action. The consolidated total risk-based capital ratios include $30.9 million of First United Corporation’s junior subordinated debentures (“TPS Debentures”) which qualified as Tier 1 capital at December 31, 2020 under guidance issued by the Federal Reserve. At the Bank and Consolidated level, the ratios decreased when comparing December 31, 2020 to December 31, 2019. At December 31, 2020, we were in compliance with the requirements.

6. Cash and Cash Equivalents

Cash and due from banks, which represents vault cash in the retail offices and invested cash balances at the Federal Reserve, is carried at fair value.

(in thousands)	December 31, 2020	December 31, 2019
Cash and due from banks, weighted average interest rate of 0.18% (at December 31, 2020)	$146,673	$48,512

Interest bearing deposits in banks, which represent funds invested at a correspondent bank, are carried at fair value and, as of December 31, 2020 and 2019, consisted of daily funds invested at the FHLB of Atlanta, and M&T Bank. In addition, at December 31, 2020, cash was pledged at Raymond James for the interest rate swap.

(in thousands)	December 31, 2020	December 31, 2019
FHLB daily investments, interest rate of 0.36% (at December 31, 2020)	$759	$467
Raymond James pledged cash, interest rate of 0.09% (at December 31, 2020)	2,000	1,000
	$2,759	$1,467

7. Investment Securities

The following table shows a comparison of amortized cost and fair values of investment securities at December 31, 2020 and 2019:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCL
December 31, 2020
Available for Sale:
U.S. government agencies	$75,856	$899	$322	$76,433	$—
Residential mortgage-backed agencies	22,999	—	100	22,899	—
Commercial mortgage-backed agencies	32,549	529	36	33,042	—
Collateralized mortgage obligations	70,372	266	1	70,637	—
Obligations of states and political subdivisions	10,144	470	—	10,614	—
Collateralized debt obligations	18,544	—	5,284	13,260	(3,839)
Total available for sale	$230,464	$2,164	$5,743	$226,885	$(3,839)
Held to Maturity:
Residential mortgage-backed agencies	$34,597	$1,173	$38	$35,732	$—
Commercial mortgage-backed agencies	11,716	587	—	12,303	—
Collateralized mortgage obligations	1,348	58	—	1,406	—
Obligations of states and political subdivisions	20,602	7,569	—	28,171	—
Total held to maturity	$68,263	$9,387	$38	$77,612	$—

December 31, 2019
Available for Sale:
U.S. government agencies	$39,987	$—	$93	$39,894	$—
Commercial mortgage-backed agencies	27,634	222	92	27,764	—
Collateralized mortgage obligations	29,903	129	109	29,923	—
Obligations of states and political subdivisions	14,124	346	—	14,470	—
Collateralized debt obligations	18,443	—	4,089	14,354	(2,835)
Total available for sale	$135,008	$697	$4,400	$131,305	$(2,835)
Held to Maturity:
U.S. government agencies	$16,164	$659	$—	$16,823	$—
Residential mortgage-backed agencies	42,939	469	155	43,253	—
Commercial mortgage-backed agencies	15,521	344	—	15,865	—
Collateralized mortgage obligations	3,140	3	—	3,143	—
Obligations of states and political subdivisions	16,215	5,357	—	21,572	—
Total held to maturity	$93,979	$6,832	$155	$100,656	$—

Proceeds from sales of available-for-sale securities and the realized gains and losses for the years ended December 31, 2020 and 2019 are as follows:

(in thousands)	2020	2019
Proceeds	$43,278	$21,872
Realized gains	817	75
Realized losses	185	75

The following table shows the Corporation’s securities with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized position, at December 31, 2020 and 2019:

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrealized Losses	Number of Investments	Fair Value	Unrealized Losses	Number of Investments
December 31, 2020
Available for Sale:
U.S. government agencies	$39,611	$322	7	$—	$—	—
Residential mortgage-backed agencies	22,899	100	2	—	—	—
Commercial mortgage-backed agencies	16,034	36	1	—	—	—
Collateralized mortgage obligations	39,628	1	4	—	—	—
Collateralized debt obligations	—	—	—	13,260	5,284	9
Total available for sale	$118,172	$459	14	$13,260	$5,284	9
Held to Maturity:
Residential mortgage-backed agencies	$2,973	$38	1	$—	$—	—
Total held to maturity	$2,973	$38	1	$—	$—	—
December 31, 2019
Available for Sale:
U.S. government agencies	$24,907	$80	3	$14,987	$13	3
Residential mortgage-backed agencies	4,900	17	1	—	—	—
Commercial mortgage-backed agencies	4,623	37	2	5,793	55	3
Collateralized mortgage obligations	—	—	—	35,472	109	1
Obligations of states and political subdivisions	—	—	—	—	—	—
Collateralized debt obligations	—	—	—	14,353	4,089	9
Total available for sale	$34,430	$134	6	$70,605	$4,266	16
Held to Maturity:
Residential mortgage-backed agencies	$2,722	$6	3	$9,486	$149	12
Total held to maturity	$2,722	$6	3	$9,486	$149	12

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

Management reviews the qualifications of the third party and believes they are qualified to provide the analysis and pricing determinations. Quarterly, management reviews the third party’s detailed assumptions and analyzes its projected discounted present value results for reasonableness and consistency with the trend of prior projections. Annually, management performs stress tests of the assumptions used in the third party models and performs back tests of the assumptions and prepayment projections to validate the impairment model results. As a result of its due diligence process, management believes that the fair value presented and the OTTI recognized are appropriate. A total of $3.0 million in impairment losses was realized during the time period 2009 through 2011 on the CDO portfolio remaining at December 31, 2020.  Due to the prior credit impairment, the securities in this portfolio have continued to be evaluated to determine whether any additional OTTI has occurred. Based on management’s review of the third-party evaluations, management believes that there were no material differences in the relative valuations between December 31, 2020 and December 31, 2019.

Due to the duration and market value decline in the pooled trust preferred securities held in our portfolio, we performed more extensive testing on these securities for purposes of evaluating whether or not OTTI has occurred.

The market for these securities as of December 31, 2020 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive, as no new CDOs have been issued since 2007. There are currently very few market participants who are willing to effect transactions in these securities. The market values for these securities are very depressed relative to historical levels. Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue. Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (a) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at December 31, 2020, (b) an income valuation approach technique (i.e. present value) that maximizes the use of relevant unobservable inputs and minimizes the use of observable inputs will be equally or more representative of fair value than a market approach, and (c) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management utilizes an independent third party to prepare both the evaluations of OTTI and the fair value determinations for the CDO portfolio.  Management does not believe that there were any material differences in the OTTI evaluations and pricing between December 31, 2019 and December 31, 2020.

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

The following table presents a cumulative roll-forward of the amount of non-cash OTTI charges related to credit losses which have been recognized in earnings for the trust preferred securities in the CDO portfolio held and not intended to be sold for the years ended December 31, 2020 and 2019:

(in thousands)	2020	2019
Balance of credit-related OTTI at January 1	$2,446	$2,646
Reduction for increases in cash flows expected to be collected	(202)	(200)
Balance of credit-related OTTI at December 31	$2,244	$2,446

The amortized cost and estimated fair value of securities by contractual maturity at December 31, 2020 are shown in the following table. Actual maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(in thousands)	Amortized Cost	Fair Value
Contractual Maturity
Available for sale:
Due after one year through five years	4,426	4,535
Due after five years through ten years	24,814	25,710
Due after ten years	75,304	70,062
	104,544	100,307
Residential mortgage-backed agencies	22,999	22,899
Commercial mortgage-backed agencies	32,549	33,042
Collateralized mortgage obligations	70,372	70,637
Total available for sale	$230,464	$226,885
Held to Maturity:
Due after ten years	$20,602	$28,171
	20,602	28,171
Residential mortgage-backed agencies	34,597	35,732
Commercial mortgage-backed agencies	11,716	12,303
Collateralized mortgage obligations	1,348	1,406
Total held to maturity	$68,263	$77,612

At December 31, 2020 and 2019, investment securities with a value of $137.1 million and $136.6 million, respectively, were pledged as permitted or required to secure public deposits, for securities sold under agreements to repurchase as required or permitted by law and as collateral for borrowing capacity.

8. Loans and Related Allowance for Loan Losses

The following table summarizes the primary segments of the loan portfolio as of December 31, 2020 and December 31, 2019:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
December 31, 2020
Individually evaluated for impairment	$3,330	$842	$—	$3,185	$102	$7,459
Collectively evaluated for impairment	$365,846	$116,119	$266,745	$375,985	$35,658	$1,160,353
Total loans	$369,176	$116,961	$266,745	$379,170	$35,760	$1,167,812
December 31, 2019
Individually evaluated for impairment	$3,179	$8,570	$30	$3,391	$4	$15,174
Collectively evaluated for impairment	$332,325	$109,320	$122,322	$435,033	$36,195	$1,035,195
Total loans	$335,504	$117,890	$122,352	$438,424	$36,199	$1,050,369

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

(in thousands)	2020
Balance at January 1	$9,477
Loans or advances	728
Repayments	(1,348)
Balance at December 31	$8,857

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Bank has a structured loan rating process with several layers of internal and external oversight. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as bankruptcy, repossession, or death occurs to raise awareness of a possible credit event. The Bank’s Commercial Loan Officers are responsible for the timely and accurate risk rating of the loans in the commercial segments at origination and on an ongoing basis. The Bank’s experienced Credit Quality and Loan Review Department performs an annual review of all commercial relationships of $1,000,000 or greater. Confirmation of the appropriate risk grade is included as part of the review process on an ongoing basis. The Credit Quality and Loan Review Department continually reviews and assesses loans within the portfolio. In addition, the Bank engages an external consultant to conduct loan reviews on at least an annual basis. Generally, the external consultant reviews commercial relationships greater than $1,000,000 and/or criticized non-consumer loans greater than $750,000. Detailed reviews, including plans for resolution, are performed on loans classified as Substandard on a quarterly basis. Loans in the Special Mention and Substandard categories that are collectively evaluated for impairment are given separate consideration in the determination of the allowance.

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention and Substandard. There were no loans classified as Doubtful within the internal risk rating system as of December 31, 2020 and 2019:

(in thousands)	Pass	Special Mention	Substandard	Total
December 31, 2020
Commercial real estate
Non owner-occupied	$178,670	$5,526	$6,322	$190,518
All other CRE	166,504	5,664	6,490	178,658
Acquisition and development
1-4 family residential construction	18,920	—	—	18,920
All other A&D	97,648	17	376	98,041
Commercial and industrial	245,185	8,867	12,693	266,745
Residential mortgage
Residential mortgage - term	309,177	283	6,117	315,577
Residential mortgage – home equity	62,804	—	789	63,593
Consumer	35,648	3	109	35,760
Total	$1,114,556	$20,360	$32,896	$1,167,812
December 31, 2019
Commercial real estate
Non owner-occupied	$164,584	$2,765	$1,864	$169,213
All other CRE	157,407	6,556	2,328	166,291
Acquisition and development
1-4 family residential construction	10,781	—	—	10,781
All other A&D	98,823	18	8,268	107,109
Commercial and industrial	116,221	2,896	3,235	122,352
Residential mortgage
Residential mortgage - term	364,150	59	5,597	369,806
Residential mortgage – home equity	67,143	139	1,336	68,618
Consumer	36,047	4	148	36,199
Total	$1,015,156	$12,437	$22,776	$1,050,369

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

The increase of $10.1 million in the substandard category from December 31, 2019 to December 31, 2020 was primarily due to the addition of three large relationships in the “CRE” and “Commercial and Industrial” categories.  These loans are current and well collateralized and are not considered impaired.  They were classified as substandard due to a reduction in cash flows and a slight deterioration in the borrower’s balance sheet.  The increase was offset by the movement of an $8.0 million A&D loan to OREO in the third quarter of 2020. The increase in the special mention category of $7.9 million is due to the addition of one hotel loan in the non-owner occupied category as business continues to be at reduced capacity thereby reducing cash flows. The increase in the commercial and industrial category is related to one medical profession loan and one relationship with a chartered airline company.   As of December 31, 2020, the Bank had granted approximately $16.0 million in prudent forbearance to our borrowers comprising of 19 commercial accounts. Of those, approximately $12.3 million were classified as special mention and $4.6 million as substandard. The pandemic triggered the Bank to proactively communicate with borrowers initially based on types of industry deemed to be at a higher risk level (i.e. hospitality, accommodations, etc.). This was then expanded to our top borrowers regardless of industry. Discussions evolved into weekly meetings between borrowers and Bank personnel; with the goal being to provide prudent assistance to the communities we serve.

The following table presents the classes of the loan portfolio at December 31, 2020 and December 31, 2019, summarized by the aging categories of performing loans and non-accrual loans. Loans under modification are reported as current in accordance with CARES Act requirements:

(in thousands)	Current	30-59 Day Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due and still accruing	Non- Accrual	Total Loans
December 31, 2020
Commercial real estate
Non owner-occupied	$190,510	$—	$—	$—	$—	$8	$190,518
All other CRE	177,360	408	—	—	408	890	178,658
Acquisition and development
1-4 family residential construction	18,920	—	—	—	—	—	18,920
All other A&D	97,660	5	—	10	15	366	98,041
Commercial and industrial	266,708	37	—	—	37	—	266,745
Residential mortgage
Residential mortgage - term	312,500	63	670	710	1,443	1,634	315,577
Residential mortgage – home equity	63,036	80	63	—	143	414	63,593
Consumer	35,473	230	26	4	260	27	35,760
Total	$1,162,167	$823	$759	$724	$2,306	$3,339	$1,167,812
December 31, 2019
Commercial real estate
Non owner-occupied	$169,180	$—	$—	$—	$—	$33	$169,213
All other CRE	165,289	—	355	—	355	647	166,291
Acquisition and development
1-4 family residential construction	10,781	—	—	—	—	—	10,781
All other A&D	98,916	—	—	135	135	8,058	107,109
Commercial and industrial	122,050	272	—	—	272	30	122,352
Residential mortgage
Residential mortgage - term	366,882	267	967	471	1,705	1,219	369,806
Residential mortgage – home equity	67,121	288	286	65	639	858	68,618
Consumer	35,834	261	46	54	361	4	36,199
Total	$1,036,053	$1,088	$1,654	$725	$3,467	$10,849	$1,050,369

Non-accrual loans which have been subject to a partial charge-off totaled $0.4 million at December 31, 2020, compared to $0.1 million at December 31, 2019. The amount of loans secured by 1-4 family residential real estate properties in the process of foreclosure was $0.4 million at December 31, 2020 and $0.1 million at December 31, 2019. The decline in non-accrual balance was due to the movement of one large A&D loan totaling $8.0 million to OREO in the fourth quarter of 2020.

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

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
December 31, 2020
Individually evaluated for impairment	$4	$13	$—	$40	$—	$—	$57
Collectively evaluated for impairment	$5,539	$2,326	$2,584	$5,110	$370	$500	$16,429
Total ALL	$5,543	$2,339	$2,584	$5,150	$370	$500	$16,486
December 31, 2019
Individually evaluated for impairment	$9	$2,142	$—	$22	$—	$—	$2,173
Collectively evaluated for impairment	$2,873	$1,532	$1,341	$3,806	$312	$500	$10,364
Total ALL	$2,882	$3,674	$1,341	$3,828	$312	$500	$12,537

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

The following table presents impaired loans by class, at December 31, 2020 and December 31, 2019, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
(in thousands)	Recorded Investment	Related Allowances	Recorded Investment	Recorded Investment	Unpaid Principal Balance
December 31, 2020
Commercial real estate
Non owner-occupied	$111	$4	$8	$119	$119
All other CRE	—	—	3,211	3,211	3,211
Acquisition and development
1-4 family residential construction	—	—	266	266	266
All other A&D	276	13	300	576	1,724
Commercial and industrial	—	—	—	—	2,214
Residential mortgage
Residential mortgage - term	936	34	1,910	2,846	3,031
Residential mortgage – home equity	76	6	339	415	447
Consumer	—	—	26	26	51
Total impaired loans	$1,399	$57	$6,060	$7,459	$11,063
December 31, 2019
Commercial real estate
Non owner-occupied	$116	$9	$33	$149	$8,224
All other CRE	—	—	3,030	3,030	3,030
Acquisition and development
1-4 family residential construction	—	—	291	291	291
All other A&D	8,219	2,142	60	8,279	8,340
Commercial and industrial	—	—	30	30	2,266
Residential mortgage
Residential mortgage - term	865	22	1,668	2,533	2,724
Residential mortgage – home equity	—	—	858	858	986
Consumer	—	—	4	4	4
Total impaired loans	$9,200	$2,173	$5,974	$15,174	$25,865

Loans that are collectively evaluated for impairment are analyzed with general allowances being made as appropriate. For general allowances, historical loss trends are used in the estimation of losses in the current portfolio. These historical loss amounts are modified by other qualitative factors.

The classes described above, which are based on the Federal call code assigned to each loan, provide the starting point for the ALL analysis. Management tracks the historical net charge-off activity (full and partial charge-offs, net of full and partial recoveries) at the call code level. A historical charge-off factor is calculated utilizing a defined number of consecutive historical quarters. Consumer pools currently utilize a rolling twelve quarters, while Commercial pools currently utilize a rolling eight quarters.

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

Activity in the ALL is presented for the years ended December 31, 2020 and December 31, 2019:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
ALL balance at January 1, 2020	$2,882	$3,674	$1,341	$3,828	$312	$500	$12,537
Charge-offs	—	(1,172)	(232)	(217)	(341)	—	(1,962)
Recoveries	69	37	151	83	170	—	510
Provision	2,592	(200)	1,324	1,456	229	—	5,401
ALL balance at December 31, 2020	$5,543	$2,339	$2,584	$5,150	$370	$500	$16,486
ALL balance at January 1, 2019	$2,780	$1,721	$1,187	$4,544	$315	$500	$11,047
Charge-offs	(41)	(29)	(126)	(200)	(320)	—	(716)
Recoveries	150	165	77	347	147	—	886
Provision	(7)	1,817	203	(863)	170	—	1,320
ALL balance at December 31, 2019	$2,882	$3,674	$1,341	$3,828	$312	$500	$12,537

The ALL is based on estimates, and actual losses will vary from current estimates. Management believes that the granularity of the homogeneous pools and the related historical loss ratios and other qualitative factors, as well as the consistency in the application of assumptions, result in an ALL that is representative of the risk found in the components of the portfolio at any given date.

The following table presents the average recorded investment in impaired loans and related interest income recognized for the years ended December 31, 2020 and 2019:

	2020			2019
(in thousands)	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis
Commercial real estate
Non owner-occupied	$131	$9	$—	$222	$12	$—
All other CRE	3,203	144	—	4,322	149	73
Acquisition and development
1-4 family residential construction	278	12	—	244	11	—
All other A&D	6,709	12	1	6,505	19	—
Commercial and industrial	16	—	—	26	—	—
Residential mortgage
Residential mortgage - term	2,593	82	—	2,971	96	10
Residential mortgage – home equity	604	—	4	870	—	4
Consumer	20	—	—	10	—	—
Total	$13,554	$259	$5	$15,170	$287	$87

In the normal course of business, the Bank modifies loan terms for various reasons. These reasons may include as a retention strategy to compete in the current interest rate environment, and to re-amortize or extend a loan term to better match the loan’s payment stream with the borrower’s cash flows. A modified loan is considered to be a TDR when the Bank has determined that the borrower is troubled (i.e. experiencing financial difficulties). The Bank evaluates the probability that the borrower will be in payment default on any of its debt in the foreseeable future without modification. To make this determination, the Bank performs a global financial review of the borrower and loan guarantors to assess their current ability to meet their financial obligations. See Note 2 for more details on loan modifications and the CARES Act.

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

There were 14 loans totaling $4.0 million and 15 loans totaling $4.2 million that were classified as TDRs at December 31, 2020 and December 31, 2019, respectively. The following table presents the volume and recorded investment at the time of modification of TDRs by class and type of modification that occurred during the periods indicated:

	Temporary Rate Modification		Extension of Maturity		Modification of Payment and Other Terms
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
For the year ended December 31, 2020
Commercial real estate
Non owner-occupied	—	$—	—	$—	—	$—
All other CRE	—	—	—	—	1	2,226
Acquisition and development
1-4 family residential construction	—	—	—	—	—	—
All other A&D	—	—	2	430	—	0
Commercial and industrial	—	—	—	—	—	—
Residential mortgage
Residential mortgage – term	1	46	2	457	3	356
Residential mortgage – home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	1	$46	4	$887	4	$2,582
For the year ended December 31, 2019
Commercial real estate
Non owner-occupied	—	$—	—	$—	—	$0
All other CRE	—	—	—	—	—	—
Acquisition and development
1-4 family residential construction	—	—	—	—	—	—
All other A&D	—	—	—	—	1	227
Commercial and industrial	—	—	—	—	—	—
Residential mortgage
Residential mortgage – term	2	244	—	—	1	243
Residential mortgage – home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	2	$244	0	$—	2	$470

During the year ended December 31, 2020, there were no new TDRs and nine existing TDRs that had reached their original modification maturity were re-modified. These re-modifications did not impact the ALL.

During the year ended December 31, 2020, there were no payment defaults. There were no additional funds committed to be advanced in connection with TDRs at December 31, 2020 or 2019.

See Note 2 to these Notes to Consolidated Financial Statements, which provides information about loans that were modified during 2020 in response to the COVID-19 pandemic and that are not being accounted for as TDRs or past due or nonaccrual loans pursuant to Section 4013 of the CARES Act and the related accounting guidance.

9. Other Real Estate Owned

The following table presents the components of OREO, net of related valuation allowance, as of December 31, 2020 and 2019:

(in thousands)	2020	2019
Commercial real estate	$945	$2,256
Acquisition and development	8,441	1,780
Residential mortgage	—	91
Total OREO	$9,386	$4,127

In February 2021, the Bank received proceeds of $2.2 million from a sale of a parcel in an A&D property.

The following table presents the activity in the OREO valuation allowance for the years ended December 31, 2020 and 2019:

(in thousands)	2020	2019
Balance January 1	$1,790	$1,988
Fair value write-down	116	1,459
Sales of OREO	(896)	(1,657)
Balance December 31	$1,010	$1,790

The following table presents the components of OREO expenses, net, for the years ended December 31, 2020 and 2019:

(in thousands)	2020	2019
Gains on real estate, net	$(130)	$(160)
Fair value write-down	116	1,459
Expenses, net	184	319
Rental and other income	(159)	(76)
Total OREO expenses, net	$11	$1,542

10. Premises and Equipment

The following table presents the components of premises and equipment at December 31, 2020 and 2019:

(in thousands)	2020	2019
Land	$6,953	$7,035
Land Improvements	1,411	1,389
Premises	34,701	33,996
Furniture and Equipment	18,113	18,443
	61,178	60,863
Less accumulated depreciation	(24,315)	(22,153)
Total	$36,863	$38,710

The Corporation recorded depreciation expense of $3.3 million in 2020 and $3.1 million in 2019.

11. Leases

Substantially all of the leases in which the Corporation is the lessee are comprised of real estate property for branches, ATM locations, and office equipment with terms extending through 2030. All of the Corporation’s leases are classified as operating leases. The present value of lease payments is reported as a lease liability and right of use asset on the Corporation’s Consolidated Statement of Financial Condition.

The following table represents the Consolidated Statement of Financial Condition classification of the Corporation’s ROU assets and lease liabilities. The Corporation elected not to include short-term leases (i.e., leases with remaining terms of 12 months or less), or equipment leases that were deemed immaterial on the Consolidated Statement of Financial Condition.

(in thousands)	December 31, 2020	December 31, 2019
Lease Right-of Use Assets
Operating lease right-of-use assets	$2,408	$2,661
Lease Liabilities
Operating lease liabilities	$2,958	$3,239

In calculating the present value of the lease payments, the Corporation has utilized its incremental borrowing rate based on electing the original lease term to account for each lease component.

The following table presents the weighted-average lease term and discount rate for operating leases at December 31, 2020:

	December 31, 2020	December 31, 2019
Weighted-average remaining lease term
Operating leases	7.77 years	8.65 years
Weighted-average discount rate
Operating leases	5.06%	5.08%

The Corporation elected, for all classes of underlying assets, to separate lease and non-lease components. Total operating lease expense was $0.5 million for the years ended December 31, 2020 and 2019, respectively. Short-term lease expense was $20 thousand for the year ended December 31, 2020 and $46 thousand for the year ended December 31, 2019.

Future minimum payments for operating leases with initial or remaining terms of one year or more at December 31, 2020 were as follows:

(in thousands)
2021	$495
2022	500
2023	434
2024	404
2025	404
Thereafter	1,374
Total future minimum lease payments	3,611
Amounts representing interest	(653)
Present value of net future minimum lease payments	$2,958

12. Deposits

The aggregate amount of time deposits in denomination of $250,000 or more was $68.6 million at December 31, 2020 and $93.6 million at December 31, 2019. The aggregate amount of time deposits with a minimum denomination of $100,000 was $139.5 million and $157.7 million at December 31, 2020 and 2019, respectively. At December 31, 2020, $0.2 million of deposit overdrafts were re-classified as loans.

The following is a summary of the scheduled maturities of all time deposits as of December 31, 2020 (in thousands):

2021	$142,767
2022	55,372
2023	23,447
2024	3,421
2025	3,177
Thereafter	45
Total	$228,229

In the ordinary course of business, executive officers and directors of the Corporation, including their families and companies in which certain directors are principal owners, were deposit customers of the Bank. Pursuant to the Bank’s policies, such deposits are on the same terms as those prevailing at the time for comparable deposits with persons who are not related to the Corporation. At December 31, 2020, executive officers and directors had approximately $11.2 million in deposits with the Bank compared to $7.8 million at December 31, 2019.

13. Borrowed Funds

The following is a summary of short-term borrowings at December 31, 2020 and 2019 with original maturities of less than one year:

(Dollars in thousands)	2020	2019
Securities sold under agreements to repurchase:
Outstanding at end of year	$49,160	$48,728
Weighted average interest rate at year end	0.19%	0.23%
Maximum amount outstanding as of any month end	$55,290	$50,345
Average amount outstanding	$46,519	$39,778
Approximate weighted average rate during the year	0.20%	0.28%

At December 31, 2020, the repurchase agreements were secured by $68.3 million in investment securities.

The following is a summary of long-term borrowings at December 31, 2020 and 2019 with original maturities exceeding one year:

(In thousands)	2020	2019
FHLB advances, bearing fixed interest rates ranging from 1.37% to 2.90% at December 31, 2020	$70,000	$70,000
Junior subordinated debt, bearing variable interest rate of 2.98% at December 31, 2020	30,929	30,929
Total long-term debt	$100,929	$100,929

At December 31, 2020, the long-term FHLB advances were secured by $206.0 million in loans.

The contractual maturities of long-term borrowings at December 31, 2020 and 2019 are as follows:

	2020			2019
	Fixed	Floating
(in thousands)	Rate	Rate	Total	Total
Due in 2021	$5,000	$—	$5,000	$20,000
Due in 2022	—	—	—	—
Due in 2023	15,000	—	15,000	30,000
Due in 2024	—	—	—	20,000
Due in 2025	30,000	—	30,000	—
Thereafter	20,000	30,929	50,929	30,929
Total long-term debt	$70,000	$30,929	$100,929	$100,929

The Bank has a borrowing capacity agreement with the FHLB in an amount equal to 30% of the Bank’s assets. At December 31, 2020, the available line of credit equaled $515.2 million. This line of credit, which can be used for both short and long-term funding, can only be utilized to the extent of available collateral. The line is secured by certain qualified mortgage, commercial and home equity loans as follows (in thousands):

1-4 family mortgage loans	$130,638
Commercial loans	48,392
Multi-family loans	4,998
Home equity loans	21,954
$205,982

At December 31, 2020, $134.4 million was available for additional borrowings.

The Bank also has various unsecured lines of credit totaling $130.0 million with various financial institutions and a $ 1.1 million secured line with the Federal Reserve to meet daily liquidity requirements. At December 31, 2020, there were no borrowings under these credit facilities. In addition, there was approximately $142.3 million of available funding through brokered money market funds at December 31, 2020. The Bank also was eligible to utilize the Federal Reserve PPPLF in relation to outstanding PPP loans at December 31, 2020.

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

14. Junior Subordinated Debentures and Restrictions on Dividends

In March 2004, Trust I and Trust II issued preferred securities with an aggregate liquidation amount of $30.0 million to third-party investors and issued common equity with an aggregate liquidation amount of $0.9 million to First United Corporation. These Trusts used the proceeds of these offerings to purchase an equal amount of TPS Debentures, as follows:

$20.6 million—floating rate payable quarterly based on three-month LIBOR plus 275 basis points (2.98% at December 31, 2020), maturing in 2034, became redeemable five years after issuance at First United Corporation’s option.

$10.3 million--floating rate payable quarterly based on three-month LIBOR plus 275 basis points (2.98% at December 31, 2020) maturing in 2034, became redeemable five years after issuance at First United Corporation’s option.

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

15. Goodwill

ASC Topic 350, Intangibles – Goodwill and Other provides guidance with respect to goodwill.  Under this guidance, goodwill is not amortized but shall be tested at least annually for impairment at a level of accounting referred to as a reporting unit. The Corporation is considered the sole reporting unit. Goodwill of a reporting unit shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Impairment of goodwill is the condition that exists when the carrying amount of a reporting unit that includes goodwill exceeds its fair value. A goodwill impairment loss is recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit.

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

The emergence of COVID-19 as a global pandemic in beginning in March 2020, resulted in significant deterioration in general economic conditions and caused a deterioration in the environment in which the Corporation operates. This uncertainty resulted in a significant decrease in the market prices for the stock of institutions in the financial services industry, including the Corporation.  Based on the totality of the circumstances and the impact of the economic conditions on the stock price, the events more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. As such, quantitative analyses of the fair value of the Corporation were performed by a third party for each of the first three quarters of 2020 and no impairment was recognized.

During the fourth quarter of 2020, the economy began to see improvements with stimulus funding, decreasing unemployment rates within our market areas, the distributions of COVID-19 vaccine, and the significant improvement in our stock price since September 2020. Based on these positive circumstances, Management performed a qualitative assessment on the impairment of goodwill at December 31, 2020.

Having considered each of the qualitative factors and the negative and positive evidence of the totality of events and circumstances qualitatively, management has determined that it is not more likely than not that the fair value of our reporting unit is less than its carrying amount and a quantitative goodwill impairment test is unnecessary. As such, management concludes there is no goodwill impairment at December 31, 2020.

16. Variable Interest Entities

As noted in Note 14, First United Corporation created the Trusts for the purposes of raising regulatory capital through the sale of mandatorily redeemable preferred capital securities to third party investors and common equity interests to First United Corporation. The Trusts are considered VIEs, but are not consolidated because First United Corporation is not the primary beneficiary of the Trusts. At December 31, 2020, the Corporation reported all of the $30.9 million of TPS Debentures issued in connection with these offerings as long-term borrowings, and it reported its $0.9 million equity interest in the Trusts as “Other Assets”.

In November 2009, the Bank became a 99.99% limited partner in Liberty Mews. Liberty Mews was financed with a total of $10.6 million of funding, including a $6.1 million equity contribution from the Bank as the limited partner. Liberty Mews used the proceeds from these sources to purchase land and construct thereon a 36-unit low income housing rental complex at a total cost of $10.6 million. The total assets of Liberty Mews were $7.8 million at December 31, 2020 and $8.0 million at December 31, 2019.

Through December 31, 2020, the Bank had made contributions to Liberty Mews totaling $6.1 million. The project for which Liberty Mews was formed was completed in June 2011, and the Bank is entitled to $8.4 million in federal investment tax credits over a 10-year period as long as certain qualifying hurdles are maintained. The Bank will also receive the benefit of tax operating losses from Liberty Mews to the extent of its capital contribution. The investment in Liberty Mews assists the Bank in achieving its community reinvestment initiatives.

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

The Corporation’s tax expense for the year ended December 31, 2020 was approximately $0.8 million lower than for 2019 as a result of the impact of the tax credits and the tax losses relating to the partnership. The tax credit expires in June 2021.

At December 31, 2020 and December 31, 2019, the Corporation included the Bank’s total investment in Liberty Mews in “Other Assets” in its Consolidated Statements of Financial Condition. As of December 31, 2020, the Corporation’s commitment in Liberty Mews is fully funded. The following table presents details of the Bank’s involvement with Liberty Mews at the dates indicated:

(In thousands)	2020	2019
Investment in LIHTC Partnership
Carrying amount on Balance Sheet of:
Investment (Other Assets)	$322	$1,115
Maximum exposure to loss	322	1,115

17. Accumulated Other Comprehensive Loss (“AOCL”)

The following table presents the changes in each component of accumulated other comprehensive loss for the years ended December 31, 2020 and 2019:

(in thousands)	Investment securities- with OTTI AFS	Investment securities- all other AFS	Investment securities- HTM	Cash Flow Hedge	Pension Plan	SERP	Total
Accumulated OCL, net:
Balance - January 1, 2019	$(1,899)	$(3,601)	$(1,131)	$773	$(18,017)	$(528)	$(24,403)
Other comprehensive income/(loss) before reclassifications	(497)	2,748	—	(858)	(3,189)	(730)	(2,526)
Amounts reclassified from accumulated other comprehensive loss	(146)	—	232	—	789	83	958
Balance - December 31, 2019	$(2,542)	$(853)	$(899)	$(85)	$(20,417)	$(1,175)	$(25,971)
Other comprehensive income/(loss) before reclassifications	(587)	1,291	—	(869)	(3,262)	(625)	(4,052)
Amounts reclassified from accumulated other comprehensive loss	(148)	(463)	584	—	1,049	138	1,160
Balance - December 31, 2020	$(3,277)	$(25)	$(315)	$(954)	$(22,630)	$(1,662)	$(28,863)

The following tables present the components of other comprehensive loss for the years ended December 31, 2020 and 2019:

Components of Other Comprehensive Loss (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the year ended December 31, 2020
Available for sale (AFS) securities with OTTI:
Unrealized holding losses	$(803)	$216	$(587)
Less: accretable yield recognized in income	202	(54)	148
Net unrealized losses on investments with OTTI	(1,005)	270	(735)
Available for sale securities – all other:
Unrealized holding gains	1,765	(474)	1,291
Less: gains recognized in income	632	(169)	463
Net unrealized gains on all other AFS securities	1,133	(305)	828
Held to maturity securities:
Unrealized holding gains	—	—	—
Less: amortization recognized in income	(798)	214	(584)
Net unrealized gains on HTM securities	798	(214)	584
Cash flow hedges:
Unrealized holding losses	(1,187)	318	(869)
Net unrealized losses on cash flow hedges	(1,187)	318	(869)
Pension Plan:
Unrealized net actuarial loss	(4,456)	1,194	(3,262)
Less: amortization of unrecognized loss	(1,433)	384	(1,049)
Net pension plan liability adjustment	(3,023)	810	(2,213)
SERP:
Unrealized net actuarial loss	(854)	229	(625)
Less: amortization of unrecognized loss	(188)	50	(138)
Less: amortization of prior service costs	—	—	—
Net SERP liability adjustment	(666)	179	(487)
Other comprehensive loss	$(3,950)	$1,058	$(2,892)

Components of Other Comprehensive Loss (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the year ended December 31, 2019
Available for sale (AFS) securities with OTTI:
Unrealized holding losses	$(679)	$182	$(497)
Less: accretable yield recognized in income	200	(54)	146
Net unrealized losses on investments with OTTI	(879)	236	(643)
Available for sale securities – all other:
Unrealized holding gains	3,753	(1,005)	2,748
Net unrealized losses on all other AFS securities	3,753	(1,005)	2,748
Held to maturity securities:
Unrealized holding gains	—	—	—
Less: amortization recognized in income	(317)	85	(232)
Net unrealized gains on HTM securities	317	(85)	232
Cash flow hedges:
Unrealized holding losses	(1,172)	314	(858)
Net unrealized losses on cash flow hedges	(1,172)	314	(858)
Pension Plan:
Unrealized net actuarial loss	(4,355)	1,166	(3,189)
Less: amortization of unrecognized loss	(1,077)	288	(789)
Net pension plan liability adjustment	(3,278)	878	(2,400)
SERP:
Unrealized net actuarial loss	(997)	267	(730)
Less: amortization of unrecognized loss	(116)	31	(85)
Less: amortization of prior service costs	3	(1)	2
Net SERP liability adjustment	(884)	237	(647)
Other comprehensive loss	$(2,143)	$575	$(1,568)

The following tables present the details of accumulated other comprehensive loss components for the years ended December 31, 2020 and 2019:

Details of Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement
(in thousands)	2020	Where Net Income is Presented
Net unrealized losses on investment securities with OTTI:
Accretable Yield	$202	Interest income on taxable investment securities
Taxes	(54)	Provision for Income Tax Expense
	$148	Net of tax
Net unrealized gains on available for sale investment securities - all other:
Gains on sales	$632	Net gains
Taxes	(169)	Provision for Income Tax Expense
	$463	Net of tax
Net unrealized gains on held to maturity investment securities:
Amortization	$(798)	Interest income on taxable investment securities
Taxes	214	Provision for Income Tax Expense
	$(584)	Net of tax
Net pension plan liability adjustment:
Amortization of unrecognized loss	$(1,433)	Other expense
Taxes	384	Provision for Income Tax Expense
	$(1,049)	Net of tax
Net SERP liability adjustment:
Amortization of unrecognized loss	$(188)	Other expense
Amortization of prior service costs	—	Other expense
Taxes	50	Provision for Income Tax Expense
	$(138)	Net of tax
Total reclassifications for the period	$(1,160)	Net of tax

Details of Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement
(in thousands)	2019	Where Net Income is Presented
Net unrealized gains on investment securities with OTTI:
Accretable Yield	$200	Interest income on taxable investment securities
Taxes	(54)	Provision for Income Tax Expense
	$146	Net of tax
Net unrealized gains on held to maturity investment securities:
Amortization	$(317)	Interest income on taxable investment securities
Taxes	85	Provision for Income Tax Expense
	$(232)	Net of tax
Net pension plan liability adjustment:
Amortization of unrecognized loss	$(1,077)	Other expense
Taxes	288	Provision for Income Tax Expense
	$(789)	Net of tax
Net SERP liability adjustment:
Amortization of unrecognized loss	$(116)	Other expense
Amortization of prior service costs	3	Other expense
Taxes	30	Provision for Income Tax Expense
	$(83)	Net of tax
Total reclassifications for the period	$(958)	Net of tax

18. Income Taxes

The provision for income taxes consists of the following for the years ended December 31, 2020 and 2019:

(In thousands)	2020	2019
Current Tax expense:
Federal	$1,957	$1,547
State	1,463	836
	$3,420	$2,383
Deferred tax expense:
Federal	$772	$818
State	(245)	135
	$527	$953
Income tax expense for the year	$3,947	$3,336

The reconciliation between the statutory federal income tax rate and effective income tax rate for the years ended December 31, 2020 and 2019 is as follows:

	2020	2019
Federal statutory rate	21.0%	21.0%
Tax-exempt income on securities and loans	(1.3)	(1.4)
Tax-exempt BOLI income	(1.5)	(2.9)
State income tax, net of federal tax benefit	5.1	4.8
Tax credits	(1.2)	(1.5)
Other	0.1	0.3
	22.2%	20.3%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation’s temporary differences as of December 31, 2020 and 2019 are as follows:

(In thousands)	2020	2019
Deferred tax assets:
Allowance for loan losses	$4,417	$3,357
Deferred fees	490	193
Deferred compensation	1,019	852
Federal and state tax loss carry forwards	2,743	2,617
Tax credit carry forwards	—	1,853
Unrealized loss on investment securities	1,089	1,336
Pension/SERP	3,141	2,412
Lease liability	569	840
Low income housing tax credit	647	490
Other than temporary impairment on investment securities	643	655
Derivative contract	353	36
Other real estate owned	271	479
Other	115	158
Total deferred tax assets	15,497	15,278
Valuation allowance	(2,743)	(2,617)
Total deferred tax assets less valuation allowance	12,754	12,661
Deferred tax liabilities:
Goodwill	(2,805)	(2,805)
Lease right-of-use asset	(545)	(720)
Depreciation	(1,380)	(1,528)
Other	(52)	(167)
Total deferred tax liabilities	(4,782)	(5,220)
Net deferred tax assets	$7,972	$7,441

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

At December 31, 2020, the Corporation had Maryland net operating losses (“NOLs”) of $40.4 million for which a deferred tax asset of $2.7 million has been recorded. There has been and continues to be a full valuation allowance on these NOLs based on management’s belief that it is more likely than not that these NOLs will not be realized prior to the expiration of their carry-forward periods because the Corporation will not generate sufficient taxable income in the future to fully utilize the NOLs. The valuation allowance was $2.7 million at December 31, 2020 and $2.6 million at December 31, 2019.

19. Equity Compensation Plan

At the 2018 Annual Meeting of Shareholders, First United Corporation’s shareholders approved the First United Corporation 2018 Equity Compensation Plan (the “2018 Equity Plan”), which authorizes the issuance of awards relating to up to 325,000 shares of common stock to employees, directors and qualifying consultants. Awards may take the form of stock options, stock appreciation rights, stock awards, dividend equivalents, or other stock-based awards and may provide for the issuance of shares of common stock or the cash value thereof.

The Corporation measures and records compensation expenses for share-based payments based on the instruments fair value on the date of grant. The fair value of stock awards is based on the Corporation’s stock price. Share-based compensation expense is recognized over the service period, generally defined as the vesting period.

Stock based awards were made to non-employee directors in June 2020 pursuant to First United Corporation’s director compensation policy. Each director receives an annual retainer of 1,000 shares of First United Corporation common stock, plus $10,000 to be paid, at the director’s election, in cash or additional shares of common stock. In June 2020, a total of 13,160 fully vested shares of common stock were issued to directors, which had a grant date fair market value of $14.52 per share. Director stock compensation expense was $220,598 for the year ended December 31, 2020 and $267,577 for the year ended December 31, 2019.

Restricted Stock Units

On March 26, 2020, the Compensation Committee of First United Corporation’s Board of Directors (the “Compensation Committee”) adopted a Long Term Incentive Plan as a sub-plan of the 2018 Equity Plan and granted restricted stock units (each, an “RSU”) thereunder to the Corporation’s principal executive officer, its principal financial officer, and certain of its other executive officers. An RSU contemplates the issuance of shares of common stock of the Corporation if and when the RSU vests.

The RSUs granted to each of the foregoing officers consist of (i) a performance vesting award for a three year performance period ending December 31, 2021, (ii) a performance vesting award for a three year performance period ending December 31, 2022, and (iii) a time-vesting award that will vest ratably over a three year period beginning on March 26, 2021. Under the performance vesting RSUs, the officers will receive 50% of the target number of shares if at least one of the threshold performance levels is met, 100% of the target number of shares if at least one of the target performance levels is met, and 150% of the target number of shares if at least one of the maximum performance levels is met. Actual vesting amounts will be pro-rated between threshold and target levels and target and maximum levels to reward incremental improvement. For the performance period ending December 31, 2021, the performance goal is based on earnings per share for the year ending December 31, 2021. For the performance period ending December 31, 2022, the performance goals are based on earnings per share for the year ending December 31, 2022 and growth in tangible book value per share during the performance period. The threshold, target and maximum performance levels for these RSUs will be disclosed pursuant to Item 402 of Regulation S-K following the conclusion of the applicable performance period.

To receive any shares under an RSU, a grantee must be employed by First United Corporation or one of its subsidiaries on the applicable vesting date, except that a grantee whose employment terminates prior to such vesting date due to death, disability or retirement will be entitled to a pro-rated portion of the shares subject to his or her RSUs. In the case of performance-vesting RSUs, the pro-rated portion will be based on an assumption that the “target” performance goals were satisfied.

In the first quarter of 2020, RSUs relating to 25,004 shares of common stock (target level) were granted, which had a grant date fair market value of $12.54 per share of common stock underlying each RSU. Stock compensation expense was $124,970 for the year ended 2020. Compensation expense related to unvested units was $188,554.

20. Employee Benefit Plans

First United Corporation sponsors a noncontributory defined benefit Pension Plan (the “Pension Plan”) covering the employees who were hired prior to the freeze and others who were grandfathered into the Pension Plan. The benefits are based on years of service and the employees’ compensation during the last five years of employment.

Effective April 30, 2010, the Pension Plan was amended, resulting in a “soft freeze”, the effect of which prohibits new entrants into the Pension Plan and ceases crediting of additional years of service, after that date. Effective January 1, 2013, the Pension Plan was amended to unfreeze it for those employees for whom the sum of (i) their ages, at their closest birthday, plus (ii) years of service for vesting purposes equals 80 or greater. The “soft freeze” continues to apply to all other plan participants. Pension benefits for these participants will be managed through discretionary contributions to the First United Corporation 401(k) Profit Sharing Plan (the “401(k) Plan”).

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

In January 2019, the Board approved discretionary contributions to four participants totaling $123,179. The contributions had a two year vesting period that ended on December 31, 2020. The Corporation recorded $48,027 of the related compensation for the year ended December 31, 2020 and $75,175 for the year ended 2019. In January 2020, the Board of Directors of First United Corporation approved discretionary contributions to four participants totaling $126,058. The Corporation recorded $63,029 of related compensation expense for the year ended December 31, 2020. In January 2021, the Board of Directors approved discretionary contributions to three participants totaling $101,257. Each discretionary contribution has a two year vesting period.

The following tables summarize benefit obligation and funded status, plan asset activity, components of net pension cost, and weighted average assumptions for the Pension Plan and the Defined Benefit SERP:

	Pension		Defined Benefit SERP
(in thousands)	2020	2019	2020	2019
Change in Benefit Obligation
Obligation at the beginning of the year	$50,995	$42,022	$8,647	$7,544
Service cost	225	265	135	120
Interest cost	1,624	1,748	236	272
Change in discount rate and mortality assumptions	5,971	7,981	—	—
Actuarial losses	1,157	979	862	994
Benefits paid	(2,074)	(2,000)	(266)	(283)
Obligation at the end of the year	57,898	50,995	9,614	8,647
Change in Plan Assets
Fair value at the beginning of the year	50,829	43,056	—	—
Actual return on plan assets	6,216	7,773	—	—
Employer contribution	1,000	2,000	266	283
Benefits paid	(2,074)	(2,000)	(266)	(283)
Fair value at the end of the year	55,971	50,829	—	—
(Unfunded)/Funded Status	$(1,927)	$(166)	$(9,614)	$(8,647)

	Pension		Defined Benefit SERP
(in thousands)	2020	2019	2020	2019
Components of Net Pension Cost
Service cost	$225	$265	$135	$120
Interest cost	1,624	1,748	236	272
Expected return on assets	(3,548)	(3,055)	—	—
Amortization of recognized loss	1,433	1,077	188	116
Amortization of prior service cost	—	—	(3)	(3)
Net pension (income)/expense in employee benefits	$(266)	$35	$556	$505
Weighted Average Assumptions used to determine benefit obligations:
Discount rate for benefit obligations	2.50%	3.25%	2.52%	3.14%
Discount rate for net pension cost	3.25%	4.25%	—	—
Expected long-term return on assets	7.00%	7.00%	—	—
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%
Mortality tables	PRI-2012 White Collar	RP-2014	PRI-2012	RP-2014

The accumulated benefit obligation for the Pension Plan was $54.0 million and $48.9 million at December 31, 2020 and 2019, respectively. The accumulated benefit obligation for the Defined Benefit SERP was $8.7 million and $7.7 million at December 31, 2020 and 2019, respectively.

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

Asset Class	Normalized Target	Range
Cash	4%	0% - 20%
Fixed Income	39%	30% - 50%
Equities	57%	45% - 65%

Decisions regarding tactical adjustments within the above noted ranges for asset classes are based on a top down review of factors expected to have material impact on the risk and reward dynamics of the portfolio as a whole. Such factors include, but are not limited to, the following:

•Anticipated domestic and international economic growth as a whole;

•The position of the economy within its longer term economic cycle; and

•The expected impact of economic vitality, cycle positioning, financial market risks, industry/demographic trends and political forces on the various market sectors and investment styles.

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

Strategic and specific investment decisions are guided by an in-house investment committee as well as a number of outside institutional resources that provide economic, industry and company data and analytics. It is management’s intent to give the Pension Plan’s investment managers flexibility with respect to investment decisions and their timing within the overall guidelines. However, certain investments require specific review and approval by management. Management is also informed of anticipated changes in nonproprietary investment managers, significant modifications of any previously approved investment, or the anticipated use of derivatives to execute investment strategies.

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

As of December 31, 2020 and 2019, the value of Pension Plan investments was as follows:

December 31, 2020			Fair Value Hierarchy
(Dollars in thousands)	Assets at Fair Value	% of Portfolio	Level 1	Level 2
Cash and cash equivalents	$2,312	4.1%	$2,312	$—
Fixed income securities:
U.S. Government and Agencies	298	0.6%	—	298
Taxable municipal bonds and notes	4,215	7.5%	—	4,215
Corporate bonds and notes	10,681	19.1%	—	10,681
Preferred stock	973	1.7%	—	973
Fixed income mutual funds	6,256	11.2%	6,256	—
Total fixed income	22,423	40.1%	6,256	16,167
Equities:
Large Cap	24,886	44.5%	24,886	—
Mid Cap	1,511	2.7%	1,511	—
Small Cap	477	0.8%	477	—
International	4,362	7.8%	4,362	—
Total equities	31,236	55.8%	31,236	—
Total market value	$55,971	100.0%	$39,804	$16,167
Note: The Large cap equities includes 194,124 shares of First United Corporation common stock

December 31, 2019			Fair Value Hierarchy
(Dollars in thousands)	Assets at Fair Value	% of Portfolio	Level 1	Level 2
Cash and cash equivalents	$247	0.5%	247	$—
Fixed income securities:
U.S. Government and Agencies	1,904	3.7%	—	1,904
Taxable municipal bonds and notes	4,555	8.9%	—	4,555
Corporate bonds and notes	9,588	18.9%	—	9,588
Preferred stock	657	1.3%	—	657
Fixed income mutual funds	6,441	12.7%	6,441	—
Total fixed income	23,145	45.5%	6,441	16,704
Equities:
Large Cap	21,460	42.2%	21,460	—
Mid Cap	1,660	3.3%	1,660	—
Small Cap	1,009	2.0%	1,009	—
International	3,308	6.5%	3,308	—
Total equities	27,437	54.0%	27,437	—
Total market value	$50,829	100.0%	$34,125	$16,704

The expected rate of return on Pension Plan assets is based on a combination of the following:

•Historical returns of the portfolio of assets;

•Monte Carlo simulations of expected returns for a portfolio with strategic asset targets similar to the normalized targets; and

•Market impact adjustments to reflect expected future investment environment considerations.

At December 31, 2020, the 25-year average return on pension portfolio assets was 7.05%, exceeding the expected long-term return of 7.00% utilized for 2020. Considering that future equity returns are partially a function of current starting valuations and the general level of interest rates is near a historically low point, one could start to build a case for lower expected returns going forward. However, according to a recent Vanguard Global Economics Team white paper, over half of the volatility in expected returns is not explained by current valuations. As potential returns remain widely dispersed and expected returns are based on a time horizon that will likely exceed the timing of current concerns, it is considered appropriate to maintain the forward expected long-term rate of return of 7.00%.

Estimated cash flows related to expected future benefit payments from the Pension Plan and Defined Benefit SERP are as follows:

(In thousands)	Pension Plan	Defined Benefit SERP
2021	$2,117	$334
2022	2,156	336
2023	2,296	336
2024	2,402	336
2025	2,464	336
2026-2030	13,351	2,671

First United Corporation made a $1.0 million contribution to the Pension Plan in 2020. First United Corporation will continue to evaluate future annual contributions to the Pension Plan based upon its funded status and an evaluation of the future benefits to be provided thereunder. The Bank expects to fund the annual projected benefit payments for the Defined Benefit SERP from operations.

The estimated costs that will be amortized from accumulated other comprehensive loss into net periodic pension cost during the next fiscal year are as follows:

(In thousands)	Pension	Defined Benefit SERP
Prior service costs	$—	$(2)
Net actuarial loss	1,510	302
	$1,510	$300

21. 401(k) Profit Sharing Plan

In furtherance of First United Corporation’s belief that every employee should have the ability to accrue retirement benefits, it adopted the 401(k) Profit Sharing Plan, which is available to all employees, including executive officers. Employees are automatically entered in the plan on the first of the month following completion of 30 days of service to First United Corporation and/or its subsidiaries. Employees have the opportunity to opt out of participation or change their deferral amounts under the plan at any time. In addition to contributions by participants, the plan contemplates employer matching and the potential of discretionary contributions to the accounts of participants. First United Corporation believes that matching contributions encourage employees to participate and thereby plan for their post-retirement financial future. Beginning with the 2008 plan year, First United Corporation enhanced the match formula to 100% on the first 1% of salary reduction and 50% on the next 5% of salary reduction. This match is accrued for all participants, including executive officers, immediately upon entering the plan on the first day of the month following the completion of 30 days of employment. The employee must be a plan participant and be actively employed on the last day of the plan year to share in the employer matching contribution, except in the case of death, disability or retirement of the participant. Additionally, First United Corporation accrued a non-elective employer contribution during 2020 for all employees other than employees who participate in the Defined Benefit SERP and Defined Contribution SERP and those employees meeting the age plus service requirement in the Pension Plan equal to 4.0% of each employee’s salary, and 0.05% of each employee’s salary hired before January 1, 2010, which will be paid in the first quarter of 2021. Expense charged to operations for the 401(k) Plan was $1.1 million in 2020 and $1.2 million in 2019.

22. Federal Reserve Requirements

The Bank is required to maintain cash reserves with the Federal Reserve Bank of Richmond based on specified deposit liabilities. Effective March 26, 2020, the Federal Reserve Board reduced reserve requirement ratios to 0%. This action eliminated reserve requirements for all depository institutions.

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

24. Contractual Obligations, Commitments and Contingent Liabilities

Contractual Obligations

The Corporation enters into contractual obligations in the normal course of business. Among these obligations are FHLB advances and junior subordinated debentures, operating lease agreements for banking and subsidiaries’ offices, and for data processing and telecommunications equipment. Payments required under these obligations are set forth in the table following as of December 31, 2020:

(In thousands)	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Short-term borrowings	$49,160	$—	$—	$—	$49,160
Long-term borrowings	5,000	15,000	30,000	50,929	100,929
Certificates of deposit	142,767	78,819	6,598	45	228,229
Data processing obligations	3,128	6,771	7,513	4,058	21,470
Operating lease obligations	495	934	808	1,374	3,611
Total	$200,550	$101,524	$44,919	$56,406	$403,399

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

Commitments to extend credit in the form of consumer, commercial and business as of December 31, 2020 and December 31, 2019 are as follows:

(In thousands)	2020	2019
Residential Mortgage - home equity	$59,615	$53,827
Residential Mortgage - construction	12,220	4,995
Commercial	125,294	85,089
Consumer - personal credit lines	4,314	3,903
Standby letters of credit	17,675	9,112
Total	$219,118	$156,926

We do not issue any guarantees that would require liability recognition or disclosure other than the standby letters of credit issued by the Bank.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party to support contractual obligations and to ensure job performance.  Generally, the Bank’s letters of credit are issued with expiration dates within one year.  Historically, most letters of credit expire unfunded, and therefore, cash requirements are substantially less than the total commitment. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting letters of credit.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required by the letters of credit.  Management does not believe that the amount of the liability associated with guarantees under standby letters of credit outstanding at December 31, 2020 and December 31, 2019 is material.

25. Fair Value of Financial Instruments

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

Management believes that the Corporation’s valuation techniques are appropriate and consistent with the techniques used by other market participants. However, the use of different methodologies and assumptions could result in a different estimate of fair values at the reporting date. The following valuation techniques were used to measure the fair value of assets in the table below which are measured on a recurring and non-recurring basis as of December 31, 2020.

Investments – The investment portfolio is classified and accounted for based on the guidance of ASC Topic 320, Investments – Debt and Equity Securities.

The fair value of investments available-for-sale is determined using a market approach. At December 31, 2020, the U.S. Government agencies and treasuries, residential and commercial mortgage-backed securities, and municipal bonds segments are classified as Level 2 within the valuation hierarchy. Their fair values were determined based upon market-corroborated inputs and valuation matrices, which were obtained through third party data service providers or securities brokers through which we have historically transacted both purchases and sales of investment securities.

The CDO segment, which consists of pooled trust preferred securities issued by banks, thrifts and insurance companies, is classified as Level 3 within the valuation hierarchy. At December 31, 2020, the Corporation owned 9 pooled trust preferred securities with an amortized cost of $18.5 million and a fair value of $13.3 million. The market for these securities at December 31, 2020 was not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive, as few CDOs have been issued since 2007. There are currently very few market participants who are willing to effect transactions in these securities. The market values for these securities are very depressed relative to historical levels. Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue. Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (i) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at December 31, 2020, (ii) an income valuation approach technique (i.e. present value) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than a market approach, and (iii) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management believes that the valuation of certain securities is a critical accounting policy that requires significant estimates in preparation of its consolidated financial statements. Management utilizes an independent third party to prepare both the impairment valuations and fair value determinations for its CDO portfolio consisting of pooled trust preferred securities. Management performs due diligence on the third-party processes and believes that it has an adequate understanding of the analysis, assumptions and methodology used by the third party to prepare the fair value determination and the OTTI evaluation. Management reviews the qualifications of the third party and believes they are qualified to provide the analysis and pricing determinations. Quarterly, management reviews the third party’s detailed assumptions and analyzes its projected discounted present value results for reasonableness and consistency with the trend of prior projections. Annually, management performs stress tests of the assumptions used in the third party models and performs back tests of the assumptions and prepayment projections to validate the impairment model results. As a result of its due diligence process, management believes that the fair value presented and the OTTI recognized are appropriate. A total of $3.0 million in impairment losses were realized during the time period 2009 through 2011 on the CDO portfolio remaining at December 31, 2020.  Due to the prior credit impairment, the securities in this portfolio have continued to be evaluated to determine whether any additional OTTI has occurred. Based on management’s review of the third-party evaluations, management believes that there were no material differences in the valuations between December 31, 2020 and December 31, 2019.

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

For Level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2020 and 2019, the significant unobservable inputs used in the fair value measurements were as follows:

(in thousands)	Fair Value at December 31, 2020	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:
Investment Securities – available for sale - CDO	$13,260	Discounted Cash Flow	Discount Rate	Libor+ 5.25%
Non-recurring:
Impaired Loans	$1,465	Market Comparable Properties	Marketability Discount	10.0% to 15.0% (1) (weighted avg 12.5%)
Other Real Estate Owned	$913	Market Comparable Properties	Marketability Discount	15.0%

(in thousands)	Fair Value at December 31, 2019	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:
Investment Securities – available for sale - CDO	$14,354	Discounted Cash Flow	Discount Rate	Libor+ 4.5%
Non-recurring:
Impaired Loans	$6,995	Market Comparable Properties	Marketability Discount	10.0% to 15.0% (1) (weighted avg 12.9%)
Other Real Estate Owned	$2,571	Market Comparable Properties	Marketability Discount	10.0% to 15.0% (1) (weighted avg 12.5%)

(1)Range would include discounts taken since appraisal and estimated values

For assets and liabilities measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2020 and 2019 are as follows:

		Fair Value Measurements at
		December 31, 2020 Using
		(In Thousands)
	Assets & Liabilities Measured at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	12/31/20	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$76,433		$76,433
Residential mortgage-backed agencies	$22,899		$22,899
Commercial mortgage-backed agencies	$33,042		$33,042
Collateralized mortgage obligations	$70,637		$70,637
Obligations of states and political subdivisions	$10,614		$10,614
Collateralized debt obligations	$13,260			$13,260
Financial derivative	$(1,320)		$(1,320)
Non-recurring:
Impaired loans	$1,465			$1,465
Other real estate owned	$913			$913

		Fair Value Measurements at
		December 31, 2019 Using
		(In Thousands)
	Assets & Liabilities Measured at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	12/31/19	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$39,894		$39,894
Residential mortgage-backed agencies	$4,900		$4,900
Commercial mortgage-backed agencies	$27,764		$27,764
Collateralized mortgage obligations	$29,923		$29,923
Obligations of states and political subdivisions	$14,470		$14,470
Collateralized debt obligations	$14,354			$14,354
Financial derivative	$(133)		$(133)
Non-recurring:
Impaired loans	$6,995			$6,995
Other real estate owned	$2,571			$2,571

There were no transfers of assets between any of the levels of the fair value hierarchy for the years ended December 31, 2020 or December 31, 2019.

The following tables show a reconciliation of the beginning and ending balances for fair valued assets measured using Level 3 significant unobservable inputs for the years ended December 31, 2020 and 2019:

Fair Value Measurements Using Significant
Unobservable Inputs
(Level 3)
(In Thousands)
Investment Securities Available for Sale
Beginning balance January 1, 2020	$14,354
Total gains/(losses) realized/unrealized:
Included in other comprehensive loss	(1,094)
Ending balance December 31, 2020	$13,260

Fair Value Measurements Using Significant
Unobservable Inputs
(Level 3)
(In Thousands)
Investment Securities Available for Sale
Beginning balance January 1, 2019	$15,277
Total gains/(losses) realized/unrealized:
Calls/maturities of investments	—
Included in other comprehensive income	(923)
Ending balance December 31, 2019	$14,354

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

The following table presents fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value. The actual carrying amounts and estimated fair values of the Corporation’s financial instruments that are included in the statement of financial condition are as follows:

	December 31, 2020		Fair Value Measurements
	Carrying	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$146,673	$146,673	$146,673
Interest bearing deposits in banks	2,759	2,759	2,759
Investment securities - AFS	226,885	226,885		$213,625	$13,260
Investment securities - HTM	68,263	77,612		49,442	28,170
Restricted bank stock	4,468	4,468		4,468
Loans, net	1,149,596	1,150,186			1,150,186
Accrued interest receivable	6,241	6,241		6,241
Financial Liabilities:
Deposits – non-maturity	1,194,140	1,194,140		1,194,140
Deposits – time deposits	228,226	231,241		231,241
Financial derivative	1,320	1,320		1,320
Short-term borrowed funds	49,160	49,160		49,160
Long-term borrowed funds	100,929	104,825		104,825
Accrued interest payable	391	391		391
Off balance sheet financial instruments	—	—	—

	December 31, 2019		Fair Value Measurements
	Carrying	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$48,512	$48,512	$48,512
Interest bearing deposits in banks	1,467	1,467	1,467
Investment securities - AFS	131,305	131,305		$116,951	$14,354
Investment securities - HTM	93,979	100,656		79,084	21,572
Restricted bank stock	4,415	4,415		4,415
Loans, net	1,038,894	1,024,495			1,024,495
Accrued interest receivable	4,116	4,116		4,116
Financial Liabilities:
Deposits – non-maturity	888,141	888,141		888,141
Deposits – time deposits	253,890	256,227		256,227
Financial derivative	133	133		133
Short-term borrowed funds	48,728	48,728		48,728
Long-term borrowed funds	100,929	100,848		100,848
Accrued interest payable	499	499		499
Off balance sheet financial instruments	—	—	—

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

In March 2016, the Corporation entered into four interest rate swap contracts totaling $30.0 million notional amount, hedging future cash flows associated with floating rate trust preferred debt. These contracts included a three year $5.0 million contract that matured on June 17, 2019, a five year $5.0 million contract that will mature on March 17, 2021, a seven year $5.0 million contract that will mature on March 17, 2023 and a 10 year $15.0 million contract that will mature on March 17, 2026.

The fair value of the interest rate swap contracts was $(1.3) million and $(0.1) million at December 31, 2020 and 2019, respectively, and was reported in Other Liabilities on the Consolidated Statement of Financial Condition.

For the year ended December 31, 2020, the Corporation recorded a decrease in the value of the derivatives of $1.2 million and the related deferred tax of $0.3 million in accumulated other comprehensive loss to reflect the effective portion of cash flow hedges. ASC Subtopic 815-30 requires this amount to be reclassified to earnings if the hedge becomes ineffective or is terminated. There was no hedge ineffectiveness recorded for the twelve months ending December 31, 2020. The Corporation does not expect any losses relating to these hedges to be reclassified into earnings within the next 12 months.

Interest rate swap agreements are entered into with counterparties that meet established credit standards and the Corporation believes that the credit risk inherent in these contracts is not significant at December 31, 2020.

The table below discloses the impact of derivative financial instruments on the Corporation’s Consolidated Financial Statements for the years ended December 31, 2020 and December 31, 2019.

Derivative in Cash Flow Hedging Relationships

(In thousands)	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion) (1)	Amount of gain or (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing) (2)
Interest rate contracts:
December 31, 2020	$(869)	$—	$—
December 31, 2019	$(858)	$—	$—

Notes:

(1)Reported as interest expense

(2)Reported as other income

27. Revenue Recognition

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2020 and 2019.

	Year Ended
	December 31,
(in thousands)	2020	2019
Noninterest income
In-scope of Topic 660:
Service charges	$1,929	$2,192
Trust department	7,446	7,148
Debit card income	2,902	2,706
Brokerage commissions	1,004	919
Noninterest income (in-scope of Topic 660)	13,281	12,965
Noninterest income (out-of-scope of Topic 660)	2,508	3,484
Total Noninterest Income	$15,789	$16,449

28. Assets and Liabilities Subject to Enforceable Master Netting Arrangements

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

Securities Sold Under Agreements to Repurchase

The Bank enters into agreements under which it sells interests in U.S. securities to certain customers subject to an obligation to repurchase, and on the part of the customers to resell, such interests. Under these repurchase arrangements, the Bank may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Bank to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing arrangements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the consolidated statement of condition, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts. There is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. In addition, as the Bank does not enter into reverse repurchase agreements, there is no such offsetting to be done with the repurchase agreements. The right of setoff for a repurchase agreement resembles a secured borrowing, whereby the collateral would be used to settle the fair value of the repurchase agreement should the Bank fail to repurchase the U.S. securities on the maturity date of the agreement. The investment security collateral is held by a third party financial institution in the counterparty’s custodial account.

The following table presents the liabilities subject to an enforceable master netting arrangement or repurchase agreements at December 31, 2020 and December 31, 2019.

				Gross Amounts Not Offset in the Statement of Condition
(In thousands)	Gross Amounts of Recognized (Assets)/ Liabilities	Gross Amounts Offset in the Statement of Condition	Net Amounts of (Assets)/Liabilities Presented in the Statement of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
December 31, 2020
Interest Rate Swap Agreements	$1,320	$—	$1,320	$(1,320)	$—	$—
Repurchase Agreements	$49,160	$—	$49,160	$(49,160)	$—	$—
December 31, 2019
Interest Rate Swap Agreements	$133	$—	$133	$(133)	$—	$—
Repurchase Agreements	$48,728	$—	$48,728	$(48,728)	$—	$—

29. Parent Company Only Financial Information

Condensed Statement of Financial Condition

	December 31,
(In thousands)	2020	2019
Assets
Cash	$186	$234
Investment securities- Available for Sale (at fair value)	12,198	13,164
Investment in bank subsidiary	150,895	142,290
Investment in non-bank subsidiaries	929	929
Other assets	7,082	5,427
Total Assets	$171,290	$162,044
Liabilities and Shareholders' Equity
Accrued interest and other liabilities	$8,405	$4,250
Dividends payable	910	925
Junior subordinated debt	30,929	30,929
Shareholders' equity	131,046	125,940
Total Liabilities and Shareholders' Equity	$171,290	$162,044

Condensed Statement of Income

	Year Ended
	December 31,
(In thousands)	2020	2019
Income:
Dividend income from bank subsidiary	$7,328	$3,141
Interest income on investments	603	948
Other income	61	99
Total other income	664	1,047
Total Income	7,992	4,188
Expenses:
Interest expense	1,354	1,418
Other expenses	3,607	276
Total Expenses	4,961	1,694
Income before income taxes and equity in undistributed net income of subsidiaries	3,031	2,494
Applicable income tax benefit	982	130
Net income before equity in undistributed net income of subsidiaries	4,013	2,624
Equity in undistributed net income of subsidiaries:
Bank	9,828	10,505
Net Income	$13,841	$13,129

Condensed Statement of Comprehensive Income

	Year Ended
	December 31,
Components of Comprehensive Income (in thousands)	2020	2019
Net Income	$13,841	$13,129
Unrealized losses on AFS Securities, net of tax	(3,330)	(685)
Unrealized losses on cash flow hedges, net of tax	(869)	(858)
Other comprehensive loss, net of tax	(4,199)	(1,543)
Comprehensive income	$9,642	$11,586

Condensed Statement of Cash Flows

	Year Ended
	December 31,
(In thousands)	2020	2019
Operating Activities
Net Income	$13,841	$13,129
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(9,828)	(10,505)
Increase in other assets	(1,490)	(478)
Increase in accrued interest payable and other liabilities	3,286	539
Stock compensation	345	268
Net cash provided by operating activities	6,154	2,953
Financing Activities
Proceeds from issuance of common stock	198	170
Repurchase of common stock	(2,754)	—
Cash dividends on common stock	(3,646)	(3,125)
Net cash used in financing activities	(6,202)	(2,955)
Decrease in cash and cash equivalents	(48)	(2)
Cash and cash equivalents at beginning of year	234	236
Cash and cash equivalents at end of year	$186	$234

Accumulated Other Comprehensive Income

Components of Other Comprehensive Loss (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the year ended December 31, 2020
Available for Sale Securities:
Unrealized holding losses	$(4,548)	$1,218	$(3,330)
Cash flow hedges:
Unrealized holding losses	(1,187)	318	(869)
Other comprehensive loss	$(5,735)	$1,536	$(4,199)
For the year ended December 31, 2019
Available for Sale Securities:
Unrealized holding losses	$(936)	$251	$(685)
Cash flow hedges:
Unrealized holding losses	(1,172)	314	(858)
Other comprehensive loss	$(2,108)	$565	$(1,543)

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

An evaluation of the effectiveness of these disclosure controls and procedures as of December 31, 2020 was carried out under the supervision and with the participation of the Corporation’s management, including the PEO and the PFO. Based on that evaluation, the Corporation’s management, including the PEO and the PFO, has concluded that the Corporation’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of the Corporation’s internal control over financial reporting as of December 31, 2020. Management’s report on the Corporation’s internal control over financial reporting is included on the following page.

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

Management assessed the effectiveness of First United Corporation’s internal control over financial reporting as of December 31, 2020, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework (2013 Framework). Based on this assessment and on the foregoing criteria, management has concluded that, as of December 31, 2020, First United Corporation’s internal control over financial reporting is effective.

Dated: March 25, 2021

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

All other information required by this item is incorporated herein by reference to the following sections of the Corporation’s definitive Proxy Statement for the 2021 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A (the “2021 Proxy Statement”):

•Election of Directors (Proposal 1);

•Continuing Directors;

•Qualifications of Director Nominees and Current Directors;

•Executive Officers;

•Delinquent Section 16(a) Reports; and

•Corporate Governance and Other Matters (under Committees of the Board - Audit Committee).

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the sections of the 2021 Proxy Statement entitled “Director Compensation” and “Executive Compensation”.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

At the 2018 Annual Meeting of Shareholders, the Corporation’s shareholders approved the First United Corporation 2018 Equity Compensation Plan (the “Equity Plan”), which authorizes the grant of stock options, stock appreciation rights, stock awards, dividend equivalents, and other stock-based awards. Subject to the anti-dilution provisions of the Equity Plan, the maximum number of shares for which awards may be granted to any one participant in any calendar year is 20,000 shares, without regard to whether an award is paid in cash or shares. The following table contains information as of December 31, 2020 regarding securities that are authorized for issuance under the Equity Plan:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	N/A	248,059	(1)
Equity compensation plans not approved by security holders	—	N/A	N/A
Total	—	N/A	248,059

Notes:

(1)As of December 31, 2020, no options, warrants, or rights have been granted under the Equity Plan. Unexercised equity awards outstanding as of December 31, 2020 consist of time vesting and performance vesting restricted stock units (“RSUs”). The amounts shown in column (c) assume that outstanding performance vesting RSUs will vest based on the achievement of the maximum performance levels applicable thereto.

All other information required by this item is incorporated herein by reference to the section of the 2021 Proxy Statement entitled “Beneficial Ownership of Common Stock by Principal Shareholders and Management”.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the sections of the 2019 Proxy Statement entitled “Certain Relationships and Related Transactions” and “Corporate Governance and Other Matters” (under “Director Independence”).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section of the 2021 Proxy Statement entitled “Audit Fees and Services”.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1), (2) and (c) Financial Statements.

Report of Independent Registered Public Accounting Firm

Consolidated Statement of Financial Condition as of December 31, 2020 and 2019

Consolidated Statement of Income for the years ended December 31, 2020 and 2019

Consolidated Statement of Comprehensive Income for the years ended December 31, 2020 and 2019

Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2020 and 2019

Consolidated Statement of Cash Flows for the years ended December 31, 2020 and 2019

Notes to Consolidated Financial Statements for the years ended December 31, 2020 and 2019

(a)(3) and (b) Exhibits.

The exhibits filed or furnished with this annual report are listed in the following Exhibit Index.

Exhibit	Description
3.1(i)	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to First United Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 1998)
3.2(i)	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2(i) to First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007)
3.2(ii)	First Amendment to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2(ii) to First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007)
3.2(iii)	Second Amendment to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to First United Corporation’s Current Report on Form 8-K filed on February 9, 2009)
3.2(iv)	Third Amendment to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to First United Corporation’s Current Report on Form 8-K filed on March 27, 2020, Film No. 20752016)
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
10.1

First United Bank & Trust Amended and Restated Defined Benefit Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.1 to First United Corporation’s Current Report on Form 8-K filed on February 1, 2019)

10.2

Form of Amended and Restated Participation Agreement under the Defined Benefit Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.2 to First United Corporation’s Current Report on Form 8-K filed on February 1, 2019)

10.3

Form of Endorsement Split Dollar Agreement between the Bank and each of William B. Grant, Robert W. Kurtz, Jeannette R. Fitzwater, Phillip D. Frantz, Eugene D. Helbig, Jr., Steven M. Lantz, Robin M. Murray, Carissa L. Rodeheaver, and Frederick A. Thayer, IV (incorporated by reference to Exhibit 10.3 to First United Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2003)

10.4

Amended and Restated First United Corporation Executive and Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to First United Corporation’s Current Report on Form 8-K filed on November 24, 2008)

10.5

Form of Amended and Restated First United Corporation Defined Contribution SERP Agreement (incorporated by reference to Exhibit 10.5 to First United Corporation’s annual report on Form 10-K for the year ended December 31, 2019)

10.6

Amended and Restated First United Corporation Change in Control Severance Plan (incorporated by reference to Exhibit 10.5 to First United Corporation’s Current Report on Form 8-K filed on June 23, 2008)

10.7

Amended and Restated Agreement Under the First United Corporation Change in Control Severance Plan, dated as of January 8, 2021 (incorporated by reference to Exhibit 10.1 to First United Corporation’s Current Report on Form 8-K filed on January 8, 2021)

10.8	First United Corporation 2019 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to First United Corporation’s Current Report on Form 8-K filed on May 21, 2019)

10.9	First United Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to First United Corporation’s Current Report on Form 8-K filed on March 16, 2020)
10.10	First United Corporation Short-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to First United Corporation’s Current Report on Form 8-K filed on March 16, 2020)
10.11

Form of Restricted Stock Unit Award Agreement (Performance-Vesting) (incorporated by reference to Exhibit 10.1 to First United Corporation’s Current Report on Form 8-K filed on March 27, 2020, Film No. 20747391)

10.12

Form of Restricted Stock Unit Award Agreement (Time-Vesting) (incorporated by reference to Exhibit 10.2 to First United Corporation’s Current Report on Form 8-K filed on March 27, 2020, Film No. 20747391)

21	Subsidiaries (filed herewith)
23.1	Consent of Baker Tilly US, LLP, Independent Registered Public Accounting Firm (filed herewith)
31.1	Certifications of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
31.2	Certifications of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	The cover page of First United Corporation’s Annual Report on Form 10K for the year ended December 31, 2020, formatted in Inline XBRL, included within the Exhibit 101 attachments (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST UNITED CORPORATION

Date: March 25, 2021	By:	/s/ Carissa L. Rodeheaver
Carissa L. Rodeheaver, CPA, CFP
Chairman of the Board, President
and Chief Executive Officer
(Principal Executive Officer)

Date: March 25, 2021	By:	/s/ Tonya K. Sturm
Tonya K. Sturm,
Senior Vice President and
Chief Financial Officer,
(Principal Financial Officer
and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ John F. Barr	/s/ Brian R. Boal
John F. Barr – Director	Brian R. Boal - Director
March 25, 2021	March 25, 2021

/s/ M. Kathryn Burkey	/s/ Sanu Chadha
M. Kathryn Burkey - Director	Sanu Chadha - Director
March 25, 2021	March 25, 2021

/s/ Christy DiPietro	/s/ John W. McCullough
Christy DiPietro– Director	John W. McCullough - Director
March 25, 2021	March 25, 2021

/s/ Patricia Milon	/s/ Carissa L. Rodeheaver
Patricia Milon– Director	Carissa L. Rodeheaver – Director, President
March 25, 2021	and Chief Executive Officer
(Principal Executive Officer)
March 25, 2021

/s/ Gary R. Ruddell	/s/ I. Robert Rudy
Gary R. Ruddell - Director	I. Robert Rudy - Director
March 25, 2021	March 25, 2021

/s/ Marisa A. Shockley	/s/ H. Andrew Walls, III
Marisa A. Shockley - Director	H. Andrew Walls, III - Director
March 25, 2021	March 25, 2021

/s/ Tonya K. Sturm
Tonya K. Sturm – Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
March 25, 2021