Form 10-K/A
period 2020-12-31
FIRST UNITED CORP/MD/
filed 2021-03-30
CIK 763907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Amendment No. 1)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Annual Report of First United Corporation on Form 10-K for the year ended December 31, 2020, which was initially filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2021 (the “Original Report”), is being filed to amend Item 5 of Part II of the Original Report. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by First United Corporation’s principal executive officer and principal financial officer are filed or furnished with this Amendment No. 1 as Exhibits 31.1, 31.2, and 32.1, so Item 15 of Part IV of the Original Report has also been amended.

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

Issuer Repurchases

The following table provides information about shares of common stock purchased by or on behalf of First United Corporation and its affiliated purchases (as defined in Rule 10b-18 promulgated under the Exchange Act) during the three-month period ended December 31, 2020:

Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
October 2020	—	—	—	483,485
November 2020	8,500	$15.55	8,500	120,276
December 2020	14,400	$16.47	14,400	105,876
Total	22,900	$16.13	22,900	105,876

Notes:

(1)	The shares were purchased in open-market transactions using assets of the First United Corporation noncontributory defined benefit pension plan (the “Pension Plan”). On August 28, 2020, the Corporation publicly-announced the authorization of the Pension Plan to use its assets to purchase up to 150,000 shares of the Company’s common stock in open market transactions or privately-negotiated transactions at such times, in such amounts, at such prices and upon such other terms as are determined in the discretion of Pension Plan’s administrator.

(2)	The Corporation's publicly announced November 19, 2019 authorization to repurchase up to 500,000 shares expired on November 19, 2020.

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

Consolidated Statement of Income for the years ended December 31, 2020 and 2019

Consolidated Statement of Comprehensive Income for the years ended December 31, 2020 and 2019

Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2020 and 2019

Consolidated Statement of Cash Flows for the years ended December 31, 2020 and 2019

Notes to Consolidated Financial Statements for the years ended December 31, 2020 and 2019

(a)(3) and (b)  Exhibits.

The exhibits filed or furnished with this annual report are listed in the following Exhibit Index.

Exhibit	Description
3.1(i)	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to First United Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 1998)
3.2(i)	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2(i) to First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007)
3.2(ii)	First Amendment to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2(ii) to First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007)
3.2(iii)	Second Amendment to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to First United Corporation’s Current Report on Form 8-K filed on February 9, 2009)
3.2(iv)	Third Amendment to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to First United Corporation’s Current Report on Form 8-K filed on March 27, 2020, Film No. 20752016)
4.1	Letter Agreement, including the related Securities Purchase Agreement – Standard Terms, dated January 30, 2009 by and between First United Corporation and the U.S. Department of Treasury (incorporated by reference to Exhibit 10.1 to First United Corporation’s Form 8-K filed on February 2, 2009)
4.2	Certificate of Notice, including the Certificate of Designations incorporated therein, relating to the Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference Exhibit 4.1 to First United Corporation’s Form 8-K filed on February 2, 2009)
4.3	Sample Stock Certificate for Series A Preferred Stock for the Series A Preferred Stock (incorporated by reference Exhibit 4.3 to First United Corporation’s Form 8-K filed on February 2, 2009)
10.1	First United Bank & Trust Amended and Restated Defined Benefit Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.1 to First United Corporation’s Current Report on Form 8-K filed on February 1, 2019)
10.2	Form of Amended and Restated Participation Agreement under the Defined Benefit Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.2 to First United Corporation’s Current Report on Form 8-K filed on February 1, 2019)
10.3	Form of Endorsement Split Dollar Agreement between the Bank and each of William B. Grant, Robert W. Kurtz, Jeannette R. Fitzwater, Phillip D. Frantz, Eugene D. Helbig, Jr., Steven M. Lantz, Robin M. Murray, Carissa L. Rodeheaver, and Frederick A. Thayer, IV (incorporated by reference to Exhibit 10.3 to First United Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2003)
10.4	Amended and Restated First United Corporation Executive and Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to First United Corporation’s Current Report on Form 8-K filed on November 24, 2008)
10.5	Form of Amended and Restated First United Corporation Defined Contribution SERP Agreement (incorporated by reference to Exhibit 10.5 to First United Corporation’s annual report on Form 10-K for the year ended December 31, 2019)
10.6	Amended and Restated First United Corporation Change in Control Severance Plan (incorporated by reference to Exhibit 10.5 to First United Corporation’s Current Report on Form 8-K filed on June 23, 2008)
10.7	Amended and Restated Agreement Under the First United Corporation Change in Control Severance Plan, dated as of January 8, 2021 (incorporated by reference to Exhibit 10.1 to First United Corporation’s Current Report on Form 8-K filed on January 8, 2021)
10.8	First United Corporation 2019 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to First United Corporation’s Current Report on Form 8-K filed on May 21, 2019)
10.9	First United Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to First United Corporation’s Current Report on Form 8-K filed on March 16, 2020)
10.10	First United Corporation Short-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to First United Corporation’s Current Report on Form 8-K filed on March 16, 2020)

10.11	Form of Restricted Stock Unit Award Agreement (Performance-Vesting) (incorporated by reference to Exhibit 10.1 to First United Corporation’s Current Report on Form 8-K filed on March 27, 2020, Film No. 20747391)
10.12	Form of Restricted Stock Unit Award Agreement (Time-Vesting) (incorporated by reference to Exhibit 10.2 to First United Corporation’s Current Report on Form 8-K filed on March 27, 2020, Film No. 20747391)
21	Subsidiaries*
23.1	Consent of Baker Tilly US, LLP, Independent Registered Public Accounting Firm*
31.1	Certifications of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
31.2	Certifications of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
104	Cover page interactive data file (embedded within the iXBRL document)

* Filed with the Original Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST UNITED CORPORATION

Date: March 30, 2021	By:	/s/ Carissa L. Rodeheaver
Carissa L. Rodeheaver, CPA
Chairman of the Board, President
and Chief Executive Officer
(Principal Executive Officer)

Date: March 30, 2021	By:	/s/ Tonya K. Sturm
Tonya K. Sturm,
Senior Vice President and
Chief Financial Officer,
(Principal Financial Officer
and Principal Accounting Officer)