Form 10-Q
period 2021-03-31
FIRST UNITED CORP/MD/
filed 2021-05-14
CIK 763907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For quarterly period ended March 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,598,617 shares of common stock, par value $.01 per share, as of April 30, 2021.

INDEX TO QUARTERLY REPORT

FIRST UNITED CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

First United Corporation and Subsidiaries

Consolidated Statement of Financial Condition

(In thousands, except share data)

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Cash and due from banks	$189,744	$146,673
Interest bearing deposits in banks	3,273	2,759
Cash and cash equivalents	193,017	149,432
Investment securities – available for sale (at fair value)	204,006	226,885
Investment securities – held to maturity (fair value $77,571 at March 31, 2021 and $77,612 at December 31, 2020)	69,357	68,263
Restricted investment in bank stock, at cost	3,654	4,468
Loans held for sale	1,430	3,546
Loans	1,199,325	1,167,812
Unearned fees	(3,330)	(1,730)
Allowance for loan losses	(16,554)	(16,486)
Net loans	1,179,441	1,149,596
Premises and equipment, net	36,279	36,863
Goodwill	11,004	11,004
Bank owned life insurance	44,260	43,974
Deferred tax assets	9,580	7,972
Other real estate owned, net	7,533	9,386
Operating lease asset	2,495	2,408
Accrued interest receivable and other assets	19,777	19,617
Total Assets	$1,781,833	$1,733,414
Liabilities and Shareholders’ Equity
Liabilities:
Non-interest bearing deposits	$485,311	$420,427
Interest bearing deposits	982,952	1,001,939
Total deposits	1,468,263	1,422,366
Short-term borrowings	51,454	49,160
Long-term borrowings	100,929	100,929
Operating lease liability	3,035	2,958
Accrued interest payable and other liabilities	27,914	26,044
Dividends payable	1,049	910
Total Liabilities	1,652,644	1,602,367
Shareholders’ Equity:
Common Stock – par value $0.01 per share; Authorized 25,000,000 shares; issued and outstanding 6,998,617 shares at March 31, 2021 and 6,992,911 at December 31, 2020	70	70
Surplus	30,245	30,149
Retained earnings	132,072	129,691
Accumulated other comprehensive loss	(33,198)	(28,863)
Total Shareholders’ Equity	129,189	131,047
Total Liabilities and Shareholders’ Equity	$1,781,833	$1,733,414

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statement of Operations

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2021	2020
	(Unaudited)
Interest income
Interest and fees on loans	$12,732	$12,839
Interest on investment securities
Taxable	990	1,308
Exempt from federal income tax	275	260
Total investment income	1,265	1,568
Other	65	209
Total interest income	14,062	14,616
Interest expense
Interest on deposits	1,146	1,870
Interest on short-term borrowings	24	28
Interest on long-term borrowings	656	831
Total interest expense	1,826	2,729
Net interest income	12,236	11,887
Provision for loan losses	110	2,654
Net interest income after provision for loan losses	12,126	9,233
Other operating income
Net gains	588	41
Other Income
Service charges on deposit accounts	405	615
Other service charges	211	290
Trust department	2,241	1,753
Debit card income	810	634
Bank owned life insurance	286	303
Brokerage commissions	268	277
Other	521	136
Total other income	4,742	4,008
Total other operating income	5,330	4,049
Other operating expenses
Salaries and employee benefits	4,988	5,923
FDIC premiums	183	43
Equipment	851	926
Occupancy	725	747
Data processing	726	1,052
Marketing	146	130
Professional services	1,170	723
Contract labor	148	151
Line rentals	215	217
Other real estate owned	(412)	—
Investor relations	124	93
Settlement expense	3,300	—
Other	763	1,000
Total other operating expenses	12,927	11,005
Income before income tax expense	4,529	2,277
Provision for income tax expense	1,099	522
Net Income	$3,430	$1,755
Basic net income per share	$0.49	$0.25
Diluted net income per share	$0.49	$0.25
Weighted average number of basic shares outstanding	6,996	7,063
Weighted average number of diluted shares outstanding	7,000	7,071
Dividends declared per common share	$0.15	$0.13

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statement of Comprehensive Loss

(In thousands)

	Three Months Ended
	March 31,
	2021	2020
Comprehensive Loss	(Unaudited)
Net Income	$3,430	$1,755
Other comprehensive loss, net of tax and reclassification adjustments:
Net unrealized gains/(losses) on investments with OTTI	229	(1,225)
Net unrealized (losses)/gains on all other AFS securities	(5,202)	1,384
Net unrealized gains on HTM securities	45	53
Net unrealized gains/(losses) on cash flow hedges	405	(963)
Net unrealized gains/(losses) on pension	133	(4,915)
Net unrealized gains on SERP	55	34
Other comprehensive loss, net of tax	(4,335)	(5,632)
Comprehensive loss	$(905)	$(3,877)

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands, except per share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at January 1, 2021	$70	$30,149	$129,691	$(28,863)	$131,047
Net income			3,430		3,430
Other comprehensive loss				(4,335)	(4,335)
Stock based compensation		50			50
Common stock issued - 2,956 shares		46			46
Common stock dividend declared - $0.15 per share			(1,049)		(1,049)
Balance at March 31, 2021	$70	$30,245	$132,072	$(33,198)	$129,189

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands, except per share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at January 1, 2020	$71	$32,359	$119,481	$(25,971)	$125,940
Net income			1,755		1,755
Other comprehensive loss				(5,632)	(5,632)
Stock based compensation		98			98
Common stock issued - 2,167 shares		52			52
Stock repurchase - 145,291 shares	(1)	(2,753)			(2,754)
Common stock dividend declared - $0.13 per share			(910)		(910)
Balance at March 31, 2020	$70	$29,756	$120,326	$(31,603)	$118,549

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statement of Cash Flows

(In thousands)

	Three Months Ended
	March 31,
	2021	2020
	(Unaudited)
Operating activities
Net income	$3,430	$1,755
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	110	2,654
Depreciation	819	813
Stock based compensation	50	98
Gains on sales of other real estate owned	(491)	(10)
Write-downs of other real estate owned	4	26
Originations of loans held for sale	(12,702)	(8,476)
Proceeds from sale of loans held for sale	15,406	8,539
Gains from sale of loans held for sale	(588)	(59)
Losses on disposal of fixed assets	—	18
Net amortization of investment securities discounts and premiums- AFS	317	4
Net amortization of investment securities discounts and premiums- HTM	61	45
Earnings on Bank owned life insurance	(286)	(303)
Amortization of deferred loan fees	(776)	(318)
Amortization of operating lease asset	(87)	71
Decrease/(increase) in accrued interest receivable and other assets	947	(6,956)
Deferred tax expense	(209)	1
Operating lease liability	77	(75)
Increase in accrued interest payable and other liabilities	1,811	5,842
Net cash provided by operating activities	7,893	3,669
Investing activities
Proceeds from maturities/calls of investment securities - AFS	20,793	18,089
Proceeds from maturities/calls of investment securities - HTM	5,176	2,535
Purchases of investment securities - AFS	(5,010)	(17,421)
Purchases of investment securities - HTM	(6,332)	—
Proceeds from sales of other real estate owned	2,339	92
Net decrease/(increase) in restricted stock	814	(53)
Net increase in loans	(29,180)	(1,525)
Purchases of premises and equipment	(235)	(783)
Net cash (used in)/provided by investing activities	(11,635)	934
Financing activities
Net increase in deposits	45,897	30,363
Issuance of common stock	46	52
Cash dividends on common stock	(910)	(925)
Net increase/(decrease) in short-term borrowings	2,294	(9,310)
Stock repurchase	—	(2,754)
Net cash provided by financing activities	47,327	17,426
Increase in cash and cash equivalents	43,585	22,029
Cash and cash equivalents at beginning of the year	149,432	49,979
Cash and cash equivalents at end of period	$193,017	$72,008
Supplemental information
Interest paid	$2,581	$2,723
Taxes paid	$88	$74
Non-cash investing activities:
Transfers from loans to other real estate owned	$—	$21

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

NoteS to Consolidated Financial Statements (UNAUDITED)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of First United Corporation and its consolidated subsidiaries, including First United Bank & Trust (the “Bank”), have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 270, Interim Reporting, and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring items, have been included. Certain prior period balances have been reclassified to conform to the current period presentation. Operating results for the three month period ended March 31, 2021 are not necessarily indicative of the results that may be expected for the full year or for any future interim period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020.

As used in these notes, the terms “the Corporation” “we”, “us”, and “our” refer to First United Corporation and, unless the context clearly requires otherwise, its consolidated subsidiaries.

The Corporation has evaluated events and transactions occurring subsequent to the statement of financial condition date of March 31, 2021 for items that should potentially be recognized or disclosed in these financial statements.

Note 2 – Subsequent Event

On April 16, 2021, First United Corporation entered into a Cooperation and Settlement Agreement (the “Cooperation Agreement”) with Driver Opportunity Partners I LP (“Driver Partners”) and certain of its affiliates (collectively, “Driver”) pursuant to which, among other things: (a) the Corporation agreed to voluntarily dismiss with prejudice its declaratory relief action against Driver, originally filed in the Circuit Court for Garrett Country, Maryland and then pending before the United States District Court for the District of Maryland (the “District Court”) and captioned First United Corp. v. Driver Opportunity Partners I LP, et al., No. 1:20-cv-2592-RDB; (b) Driver Partners agreed to voluntarily dismiss with prejudice (1) its lawsuit filed in the District Court captioned Driver Opportunity Partners I LP v. First United Corp., et al., No. 1:20-cv-2575 RDB and (2) its lawsuit in the District Court captioned Driver Opportunity Partners I, LP v. First United Corp., et al., No. 1:21-cv-0788 RDB; (c) Driver agreed to a general release of claims with respect to the Corporation and its affiliates and representatives; and (d) the Corporation agreed to pay to Driver, in settlement of the litigation instituted by Driver Partners and in exchange for the general release of claims given by the Driver Parties, the sum of $3,300,000 (the “Settlement Amount”). The Corporation recorded the Settlement Amount, or approximately $2.5 million net of taxes, in the first quarter of 2021. The Corporation was notified by one of its insurance carriers that the carrier intends to contribute $404,173 toward the Settlement Payment and the Corporation’s legal expenses incurred in connection with these matters. This contribution was also recorded in the first quarter of 2021 as non-interest income. The Corporation is pursuing additional amounts from its insurance carriers that it believes are due under its insurance policies, although no assurance can be given that the Corporation will recover any of such amounts.

Also, on April 16, 2021 (the “Effective Date”), First United Corporation (the “Corporation”) entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Driver Opportunity Partners I LP (“Driver Partners”) under which, pursuant to the Corporation’s stock repurchase program authorized by the Corporation’s Board of Directors on January 27, 2021, the Corporation agreed to repurchase from Driver Partners 360,737 shares of the common stock, par value $0.01 per share, of the Corporation at a purchase price of $18.00 per share.

Note 3 – COVID-19

The COVID-19 pandemic has adversely impacted our business and financial results and that of many of our customers, and the ultimate impact will depend on future developments, which are highly uncertain, cannot be predicted, and are largely outside of our control, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic. The COVID-19 pandemic has created extensive disruptions to the global and U.S. economies and to the lives of individuals throughout the world. Governments, businesses, and the public are taking unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including closures of businesses and schools, fiscal and monetary stimulus, and legislation designed to deliver financial aid and other relief. While the scope, duration, and full effects of COVID-19 are not fully known, the pandemic and the efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, impacted market interest rates, increased economic and market uncertainty, and disrupted trade and supply chains.

Congress, the President, and the Board of Governors of the Federal Reserve System (the “Federal Reserve”) have taken several actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), a $2 trillion legislative package, was signed into law at the end of March 2020. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. Section 4013 of the CARES Act, “Temporary Relief from Troubled Debt Restructurings,” provides banks the option to temporarily suspend certain requirements under U.S. GAAP related to trouble debt restructurings (TDR) for a limited period of time to account for the effects of COVID-19. Additionally, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act was enacted on December 27, 2020, providing for a second round of PPP loans (“PPP-2”). Also, the Consolidated Appropriations Act (CAA) passed on December 27, 2020. Section 541 of the CAA extends the provisions in Section 4013 of the CARES Act to January 1, 2022. The Federal Reserve also took actions to mitigate the economic impact of the COVID-19 pandemic, including cutting the federal funds rate 150 basis points and targeting a 0 to 25 basis point rate. In addition to the general impact of the COVID-19 pandemic, certain provisions of the CARES Act as well as other legislative and regulatory relief efforts are expected to have a material impact on the Company’s operations.

The Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act (the Economic Aid Act) amended the PPP by extending the authority of the SBA to guarantee loans and the ability of PPP lenders to disburse PPP loans until March 31, 2021. The PPP Extension Act of 2021, which was enacted on March 30, 2021, extends the PPP application deadline to May 31, 2021 and provides the SBA additional time to process applications through June 30, 2021.”

During the first quarter of 2021, we continued to assist our business customers with the Paycheck Protection Program (“PPP”) loan forgiveness process, as well as originating additional PPP loans. We continued to be diligent in protecting our associates and customers from the effects of the pandemic, delaying opening our lobbies until the first of April, as we allowed time for more of our communities to be vaccinated. Most of our sales and support employees continued to work remotely as we continue to monitor our market areas, maintaining travel protocols and utilizing safety precautions while continuing to provide full banking services to our customers.

Paycheck Protection Program

The Company continues to actively participate in the SBA’s PPP program. On January 19, 2021, the Small Business Administration (the “SBA”) implemented an additional PPP loan program. The Company originated $59.8 million in loans during the first quarter of 2021 related to this new program, consisting of 675 loans with an average loan size of $89 thousand. An additional 149 loans, totaling $5.3 million, were funded through April 24, 2021.

During the second and third quarters of 2020, a total of $148.5 million in PPP loans were originated under the initial program, consisting of 1,174 loans with an average loan size of $162 thousand, with $34.5 million, or 290 loans, forgiven in 2020, resulting in a remaining balance at December 31, 2020 of $114.0 million. During the first quarter of 2021, a total of 389 loans, with an aggregate principal balance of $28.7 million, were forgiven, resulting in a remaining balance of $85.3 million at March 31, 2021. An additional 136 loans, with an aggregate principal balance of $15.6 million, were forgiven through April 24, 2021. Of the 1,174 loans originated in 2020, 815 have been forgiven totaling $78.8 million through April 24, 2021, representing 69.4% of the number of 2020 loans originated and 53.1% of 2020 originated principal balances.

COVID Modifications

While the COVID-19 pandemic has had an impact on most industries, some have been more affected than others. In accordance with Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act and related regulatory pronouncements, we have not accounted for modifications of loans affected by the pandemic as troubled debt restructurings (“TDRs”) nor have we designated them as past due or nonaccrual.

As of April 24, 2021, there were 12 loans totaling $5.7 million in total loan modifications, comprised of five commercial loans totaling $5.0 million; three mortgage loans totaling $0.5 million; and four consumer loans totaling $0.2 million. Two commercial loans in the hospitality sector represent the majority of the commercial loan modifications.

Note 4 – Earnings Per Common Share

Basic earnings per common share is derived by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents. Diluted earnings per share is derived by dividing net income available to common shareholders by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents, such as restricted stock units (“RSUs”). At March 31, 2021, there were RSUs relating to 3,380 time-vested shares of common stock outstanding. There were no anti-dilutive shares at March 31, 2021 or March 31, 2020 respectively..

The following tables set forth the calculation of basic and diluted earnings per common share for the three month periods ended March 31, 2021 and 2020:

	Three months ended March 31,
	2021			2020
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Income	Shares	Amount
Basic Earnings Per Share:

Net income	$3,430	6,996	$0.49	$1,755	7,063	$0.25

Diluted Earnings Per Share:

Net income	$3,430	7,000	$0.49	$1,755	7,071	$0.25

Note 5 – Investments

The following table shows a comparison of amortized cost and fair values of investment securities at March 31, 2021 and December 31, 2020:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCL
March 31, 2021
Available for Sale:
U.S. government agencies	$63,646	$545	$3,155	$61,036	$—
Residential mortgage-backed agencies	22,606	—	784	21,822	—
Commercial mortgage-backed agencies	33,257	274	774	32,757	—
Collateralized mortgage obligations	66,866	217	2,184	64,899	—
Obligations of states and political subdivisions	9,433	410	—	9,843	—
Collateralized debt obligations	18,556	—	4,907	13,649	(3,526)
Total available for sale	$214,364	$1,446	$11,804	$204,006	$(3,526)
Held to Maturity:
Residential mortgage-backed agencies	$38,470	$1,057	$463	$39,064	$—
Commercial mortgage-backed agencies	9,795	433	—	10,228	—
Collateralized mortgage obligations	490	8	—	498	—
Obligations of states and political subdivisions	20,602	7,179	—	27,781	—
Total held to maturity	$69,357	$8,677	$463	$77,571	$—
December 31, 2020
Available for Sale:
U.S. government agencies	$75,856	$899	$322	$76,433	$—
Residential mortgage-backed agencies	22,999	—	100	22,899	—
Commercial mortgage-backed agencies	32,549	529	36	33,042	—
Collateralized mortgage obligations	70,372	266	1	70,637	—
Obligations of states and political subdivisions	10,144	470	—	10,614	—
Collateralized debt obligations	18,544	—	5,284	13,260	(3,839)
Total available for sale	$230,464	$2,164	$5,743	$226,885	$(3,839)
Held to Maturity:
Residential mortgage-backed agencies	$34,597	$1,173	$38	$35,732	$—
Commercial mortgage-backed agencies	11,716	587	—	12,303	—
Collateralized mortgage obligations	1,348	58	—	1,406	—
Obligations of states and political subdivisions	20,602	7,569	—	28,171	—
Total held to maturity	$68,263	$9,387	$38	$77,612	$—

The following table shows the Corporation’s investment securities with gross unrealized losses and fair values at March 31, 2021 and December 31, 2020, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrealized Losses	Number of Investments	Fair Value	Unrealized Losses	Number of Investments
March 31, 2021
Available for Sale:
U.S. government agencies	$36,765	$3,155	7	$—	$—	—
Residential mortgage-backed agencies	21,822	784	2	—	—	—
Commercial mortgage-backed agencies	25,632	774	3	—	—	—
Collateralized mortgage obligations	55,737	2,184	6	—	—	—
Collateralized debt obligations	—	—	—	13,649	4,907	9
Total available for sale	$139,956	$6,897	18	$13,649	$4,907	9
Held to Maturity:
Residential mortgage-backed agencies	8,849	463	3	—	—	—
Total held to maturity	$8,849	$463	3	$—	$—	—
December 31, 2020
Available for Sale:
U.S. government agencies	$39,611	$322	7	$—	$—	—
Residential mortgage-backed agencies	22,899	100	2	—	—	—
Commercial mortgage-backed agencies	16,034	36	1	—	—	—
Collateralized mortgage obligations	39,628	1	4	—	—	—
Collateralized debt obligations	—	—	—	13,260	5,284	9
Total available for sale	$118,172	$459	14	$13,260	$5,284	9
Held to Maturity:
Residential mortgage-backed agencies	$2,973	$38	1	$—	$—	—
Total held to maturity	$2,973	$38	1	$—	$—	—

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

Management believes that the valuation of certain securities is a critical accounting policy that requires significant estimates in preparation of the Corporation’s consolidated financial statements. Management utilizes an independent third party to prepare both the impairment valuations and fair value determinations for the Corporation’s collateralized debt obligation (“CDO”) portfolio consisting of pooled trust preferred securities. See Note 9 for a discussion of the methodology used by management to determine the fair values of these securities. Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that there were no securities that had credit-related OTTI charges during the first three months of 2021 or 2020.

The Corporation believes that the investment securities that were in an unrealized loss position at March 31, 2021 do not represent other-than-temporary impairment. The Corporation does not intend to sell, nor is it anticipated that the Corporation will be required to sell, any of its impaired investment securities at a loss.

The following tables present a cumulative roll-forward of the amount of non-cash OTTI charges related to credit losses that have been recognized in earnings for the trust preferred securities held in the CDO portfolio during the three month periods ended March 31, 2021 and 2020 that the Corporation does not intend to sell:

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Balance of credit-related OTTI at January 1	$2,244	$2,446
Reduction for increases in cash flows expected to be collected	(50)	(50)
Balance of credit-related OTTI at March 31	$2,194	$2,396

The amortized cost and estimated fair value of securities by contractual maturity at March 31, 2021 are shown in the following table. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2021
(in thousands)	Amortized Cost	Fair Value
Contractual Maturity
Available for Sale:
Due after one year through five years	$4,418	$4,517
Due after five years through ten years	20,052	20,613
Due after ten years	67,165	59,398
	91,635	84,528
Residential mortgage-backed agencies	22,606	21,822
Commercial mortgage-backed agencies	33,257	32,757
Collateralized mortgage obligations	66,866	64,899
Total available for sale	$214,364	$204,006
Held to Maturity:
Due after ten years	$20,602	$27,781
Residential mortgage-backed agencies	38,470	39,064
Commercial mortgage-backed agencies	9,795	10,228
Collateralized mortgage obligations	490	498
Total held to maturity	$69,357	$77,571

Note 6 – Loans and Related Allowance for Loan Losses

The following table summarizes the primary segments of the loan portfolio at March 31, 2021 and December 31, 2020:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
March 31, 2021
Individually evaluated for impairment	$7,846	$874	$—	$3,200	$23	$11,943
Collectively evaluated for impairment	357,885	122,751	299,178	371,127	36,441	1,187,382
Total loans	$365,731	$123,625	$299,178	$374,327	$36,464	$1,199,325
December 31, 2020
Individually evaluated for impairment	$3,330	$842	$—	$3,185	$102	$7,459
Collectively evaluated for impairment	365,846	116,119	266,745	375,985	35,658	1,160,353
Total loans	$369,176	$116,961	$266,745	$379,170	$35,760	$1,167,812

The commercial and industrial portfolio in the table above includes $145.2 million and $114.0 million of PPP loans, at March 31, 2021 and December 31, 2020, respectively, which are 100% guaranteed by the SBA, and no allowance for loan loss (“ALL”) has been assigned to them.

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention and Substandard within the internal risk rating system at March 31, 2021 and December 31, 2020:

(in thousands)	Pass	Special Mention	Substandard	Total
March 31, 2021
Commercial real estate
Non owner-occupied	$179,153	$5,489	$6,383	$191,025
All other CRE	164,725	3,778	6,203	174,706
Acquisition and development
1-4 family residential construction	18,480	—	—	18,480
All other A&D	104,721	16	408	105,145
Commercial and industrial	278,581	8,639	11,958	299,178
Residential mortgage
Residential mortgage - term	306,749	147	5,826	312,722
Residential mortgage - home equity	60,817	—	788	61,605
Consumer	36,333	—	131	36,464
Total	$1,149,559	$18,069	$31,697	$1,199,325
December 31, 2020
Commercial real estate
Non owner-occupied	$178,670	$5,526	$6,322	$190,518
All other CRE	166,504	5,664	6,490	178,658
Acquisition and development
1-4 family residential construction	18,920	—	—	18,920
All other A&D	97,648	17	376	98,041
Commercial and industrial	245,185	8,867	12,693	266,745
Residential mortgage
Residential mortgage - term	309,177	283	6,117	315,577
Residential mortgage - home equity	62,804	—	789	63,593
Consumer	35,648	3	109	35,760
Total	$1,114,556	$20,360	$32,896	$1,167,812

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans at March 31, 2021 and December 31, 2020:

(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due and Accruing	Non- Accrual	Total Loans
March 31, 2021
Commercial real estate
Non owner-occupied	$186,443	$—	$—	$—	$—	$4,582	$191,025
All other CRE	173,535	305	—	—	305	866	174,706
Acquisition and development
1-4 family residential construction	18,480	—	—	—	—	—	18,480
All other A&D	104,732	—	5	—	5	408	105,145
Commercial and industrial	299,131	47	—	—	47	—	299,178
Residential mortgage
Residential mortgage - term	310,248	938	—	2	940	1,534	312,722
Residential mortgage - home equity	60,766	361	—	—	361	478	61,605
Consumer	36,267	126	44	4	174	23	36,464
Total	$1,189,602	$1,777	$49	$6	$1,832	$7,891	$1,199,325
December 31, 2020
Commercial real estate
Non owner-occupied	$190,510	$—	$—	$—	$—	$8	$190,518
All other CRE	177,360	408	—	—	408	890	178,658
Acquisition and development
1-4 family residential construction	18,920	—	—	—	—	—	18,920
All other A&D	97,660	5	—	10	15	366	98,041
Commercial and industrial	266,708	37	—	—	37	—	266,745
Residential mortgage
Residential mortgage - term	312,500	63	670	710	1,443	1,634	315,577
Residential mortgage - home equity	63,036	80	63	—	143	414	63,593
Consumer	35,473	230	26	4	260	27	35,760
Total	$1,162,167	$823	$759	$724	$2,306	$3,339	$1,167,812

The current status of commercial and industrial loans includes $145.2 million and $114.0 million of PPP loans, at March 31, 2021 and December 31, 2020, respectively.

Non-accrual loans totaled $7.9 million at March 31, 2021 compared to $3.3 million at December 31, 2020. The increase in non-accrual balances at March 31, 2021 was due to the movement of two hospitality loans totaling approximately $4.0 million in the first quarter of 2021. These loans suffered reduced cash flows due to the impact of the pandemic, have received modifications and were classified as substandard at December 31, 2020.

Non-accrual loans that have been subject to partial charge-offs totaled $0.4 million at March 31, 2021 and $0.2 million at December 31, 2020.  Loans secured by 1-4 family residential real estate properties in the process of foreclosure were $0.4 million at March 31, 2021 and December 31, 2020.  Foreclosure and repossession activities were temporarily suspended as a result of COVID-19. As a percentage of the loan portfolio, accruing loans past due 30 days or more decreased to 0.15%, including PPP loans, or 0.17% excluding PPP loans, compared to 0.67% at March 31, 2020.

The following table summarizes the primary segments of the ALL at March 31, 2021 and December 31, 2020, segregated by the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
March 31, 2021
Individually evaluated for impairment	$33	$2	$—	$17	$—	$—	$52
Collectively evaluated for impairment	$5,371	$2,421	$2,831	$5,011	$368	$500	$16,502
Total ALL	$5,404	$2,423	$2,831	$5,028	$368	$500	$16,554
December 31, 2020
Individually evaluated for impairment	$4	$13	$—	$40	$—	$—	$57
Collectively evaluated for impairment	$5,539	$2,326	$2,584	$5,110	$370	$500	$16,429
Total ALL	$5,543	$2,339	$2,584	$5,150	$370	$500	$16,486

The evaluation of the need and amount of a specific allocation of the ALL and whether a loan can be removed from impairment status is made on a quarterly basis.

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required at March 31, 2021 and December 31, 2020:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
(in thousands)	Recorded Investment	Related Allowances	Recorded Investment	Recorded Investment (1)	Unpaid Principal Balance
March 31, 2021
Commercial real estate
Non owner-occupied	$1,867	$33	$2,826	$4,693	$4,693
All other CRE	—	—	3,153	3,153	3,153
Acquisition and development
1-4 family residential construction	—	—	259	259	259
All other A&D	207	2	408	615	1,825
Commercial and industrial	—	—	—	—	2,214
Residential mortgage
Residential mortgage – term	491	17	2,231	2,722	2,904
Residential mortgage – home equity	—	—	478	478	510
Consumer	—	—	23	23	48
Total impaired loans	$2,565	$52	$9,378	$11,943	$15,606
December 31, 2020
Commercial real estate
Non owner-occupied	$111	$4	$8	$119	$119
All other CRE	—	—	3,211	3,211	3,211
Acquisition and development
1-4 family residential construction	—	—	266	266	266
All other A&D	276	13	300	576	1,724
Commercial and industrial	—	—	—	—	2,214
Residential mortgage
Residential mortgage – term	936	34	1,910	2,846	3,031
Residential mortgage – home equity	76	6	339	415	447
Consumer	—	—	26	26	51
Total impaired loans	$1,399	$57	$6,060	$7,459	$11,063

(1)Recorded investment consists of unpaid principal balance, net of charge-offs, interest payments received applied to principal and unamortized deferred loan origination fees and cost.

The following tables present the activity in the ALL for the three month periods ended March 31, 2021 and 2020:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
ALL balance at January 1, 2021	$5,543	$2,339	$2,584	$5,150	$370	$500	$16,486
Charge-offs	—	(81)	—	(82)	(80)	—	(243)
Recoveries	—	101	36	17	47	—	201
Provision	(139)	64	211	(57)	31	—	110
ALL balance at March 31, 2021	$5,404	$2,423	$2,831	$5,028	$368	$500	$16,554
ALL balance at January 1, 2020	$2,882	$3,674	$1,341	$3,828	$312	$500	$12,537
Charge-offs	—	(15)	(101)	(98)	(132)	—	(346)
Recoveries	66	14	15	26	46	—	167
Provision	868	390	427	830	139	—	2,654
ALL balance at March 31, 2020	$3,816	$4,063	$1,682	$4,586	$365	$500	$15,012

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

The following table presents the average recorded investment in impaired loans by class and related interest income recognized for the periods indicated:

	Three months ended			Three months ended
	March 31, 2021			March 31, 2020
(in thousands)	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis
Commercial real estate
Non owner-occupied	$2,406	$3	$—	$141	$2	$—
All other CRE	3,182	35	—	3,124	37	—
Acquisition and development
1-4 family residential construction	263	3	—	288	3	—
All other A&D	596	3	—	8,328	3	1
Commercial and industrial	—	—	—	15	—	—
Residential mortgage
Residential mortgage – term	2,784	20	5	2,497	22	—
Residential mortgage – home equity	446	—	—	828	—	—
Consumer	25	—	—	4	—	—
Total	$9,702	$64	$5	$15,225	$67	$1

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

Section 4013 of the CARES Act allows financial institutions to suspend application of certain current TDRs accounting guidance under ASC 310-40 for loan modifications related to the COVID-19 pandemic made between March 1, 2020 and the earlier of January 1, 2022 or 60 days after the end of the COVID-19 national emergency, provided certain criteria are met. This relief can be applied to loan modifications for borrowers that defer or delay the payment of principal or interest, or change the interest rate on the loan and that were not more than 30 days past due as of December 31, 2019. In April 2020, federal and state banking regulators issued the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus to provide further interpretation of when a borrower is experiencing financial difficulty, specifically indicating that if the modification is either short-term (i.e., up to nine months) or mandated by a federal or state government in response to the COVID-19 pandemic, the borrower is not experiencing financial difficulty under ASC 310-40. The Corporation continues to prudently work with borrowers negatively impacted by the COVID-19 pandemic while managing credit risks and recognizing appropriate allowance for credit losses on its loan portfolio. See Note 3 to the financial statements included elsewhere in this report for additional information.

There were 14 loans totaling $3.9 million and 14 loans totaling $4.0 million that were classified as TDRs at March 31, 2021 and December 31, 2020, respectively.

During the three month periods ended March 31, 2021 and 2020, there were no new TDRs and no modifications on existing TDRs, nor were there any payment defaults under existing TDRs. The Bank had no significant commitments to lend additional funds to TDR borrowers.

Note 7 - Other Real Estate Owned, net

The following table presents the components of other real estate owned (“OREO”) at March 31, 2021 and December 31, 2020:

(in thousands)	March 31, 2021	December 31, 2020
Commercial real estate	$945	$945
Acquisition and development	6,588	8,441
Residential mortgage	—	—
Total OREO, net	$7,533	$9,386

The following table presents the activity in the OREO valuation allowance for the three month periods ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Balance beginning of period	$1,010	$1,790
Fair value write-down	4	26
Sales of OREO	(10)	(36)
Balance at end of period	$1,004	$1,780

The following table presents the components of OREO (income)/expenses, net, for the three month periods ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Gains on sale of real estate, net	$(491)	$(10)
Fair value write-down, net	4	26
Expenses, net	123	34
Rental and other income	(48)	(50)
Total OREO (income)/expense, net	$(412)	$—

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

Management believes that the Corporation’s valuation techniques are appropriate and consistent with the techniques used by other market participants. However, the use of different methodologies and assumptions could result in a different estimate of fair values at the reporting date. The valuation techniques used by the Corporation to measure, on a recurring basis and on a non-recurring basis, the fair value of assets as of March 31, 2021 are discussed in the paragraphs that follow.

Investments – The fair value of investments is determined using a market approach. As of March 31, 2021, the U.S. Government agencies, residential and commercial mortgage-backed securities, collateralized mortgage obligations, and state and political subdivisions bonds, excluding the tax increment financing (“TIF”) bonds, segments are classified as Level 2 within the valuation hierarchy. Their fair values were determined based upon market-corroborated inputs and valuation matrices, which were obtained through third party data service providers or securities brokers through which the Corporation has historically transacted both purchases and sales of investment securities. The TIF bonds are classified as Level 3 within the valuation hierarchy as they are not openly traded.

The CDO segment, which consists of pooled trust preferred securities issued by banks, thrifts and insurance companies, is classified as Level 3 within the valuation hierarchy. At March 31, 2021, the Corporation owned nine trust preferred securities with an amortized cost of $18.6 million and a fair value of $13.6 million. At March 31, 2021, the market for these securities is not active and the markets for similar securities are also not active. Recent developments in the credit markets have had an negative impact on the market for CDOs. Specifically, as COVID-19 developed, which led to deteriorating performance of credit instruments, investors became less willing to buy a range of structured credit products. The result was massive spread-widening across a wide range of credit instruments, and for CDO bonds in particular. At present, it is no longer economically feasible to form new CDOs or restructure, as the market for CDO bonds has effectively disappeared. The market values for these securities or any securities other than those issued or guaranteed by the U.S. Department of the Treasury are depressed relative to historical levels. Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue. Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (a) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at March 31, 2021, (b) an income valuation approach technique (i.e. present value) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than a market approach, and (c) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management utilizes an independent third party to prepare both the evaluations of OTTI as well as the fair value determinations for its CDO portfolio. Management believes that the valuations are adequately reflected at March 31, 2021.

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

At March 31, 2021, there has been minimal impact on the trust preferred bonds, although there has been a significant effect on several asset classes in the equity and fixed income markets related to COVID-19. A review of assumptions, as they relate to the impact of COVID-19, will be on-going through the remainder of the year.

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

For Level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2021 and December 31, 2020, the significant unobservable inputs used in the fair value measurements were as follows:

(in thousands)	Fair Value at March 31, 2021	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:
Investment Securities – available for sale	$13,649	Discounted Cash Flow	Discount Rate	LIBOR+ 5.25%
Non-recurring:
Impaired Loans	$2,470	Market Comparable Properties	Marketability Discount	10.0% - 15.0% (1) (weighted avg 10.9%)
Other Real Estate Owned	$430	Market Comparable Properties	Marketability Discount	15.0%

(in thousands)	Fair Value at December 31, 2020	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:
Investment Securities – available for sale	$13,260	Discounted Cash Flow	Discount Rate	LIBOR+ 5.25%
Non-recurring:
Impaired Loans	$1,465	Market Comparable Properties	Marketability Discount	10.0% - 15.0% (1) (weighted avg 12.5%)
Other Real Estate Owned	$913	Market Comparable Properties	Marketability Discount	15.0%

NOTE:

(1)Range would include discounts taken since appraisal and estimated values

For assets measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2021 and December 31, 2020 were as follows:

		Fair Value Measurements at March 31, 2021 Using
	Assets/(liabilities) Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	03/31/21	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$61,036		$61,036
Residential mortgage-backed agencies	$21,822		$21,822
Commercial mortgage-backed agencies	$32,757		$32,757
Collateralized mortgage obligations	$64,899		$64,899
Obligations of states and political subdivisions	$9,843		$9,843
Collateralized debt obligations	$13,649			$13,649
Financial derivatives	$(788)		$(788)
Non-recurring:
Impaired loans	$2,470			$2,470
Other real estate owned	$430			$430

		Fair Value Measurements at December 31, 2020 Using
	Assets/(liabilities) Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	12/31/20	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$76,433		$76,433
Residential mortgage-backed agencies	$22,899		$22,899
Commercial mortgage-backed agencies	$33,042		$33,042
Collateralized mortgage obligations	$70,637		$70,637
Obligations of states and political subdivisions	$10,614		$10,614
Collateralized debt obligations	$13,260			$13,260
Financial derivatives	$(1,320)		$(1,320)
Non-recurring:
Impaired loans	$1,465			$1,465
Other real estate owned	$913			$913

There were no transfers of assets between any of the fair value hierarchy for the three month periods ended March 31, 2021 or 2020.

The following tables show a reconciliation of the beginning and ending balances for fair valued assets measured on a recurring basis using Level 3 significant unobservable inputs for the three month periods ended March 31, 2021 and 2020:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale
Beginning balance January 1, 2021	$13,260
Total losses realized/unrealized:
Included in other comprehensive loss	389
Ending balance March 31, 2021	$13,649

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale
Beginning balance January 1, 2020	$14,354
Total losses realized/unrealized:
Included in other comprehensive loss	(1,974)
Ending balance March 31, 2020	$12,380

There were no gains or losses included in earnings attributable to the change in realized/unrealized gains or losses related to the assets for the three month periods ended March 31, 2021 or 2020.

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

The following tables present fair value information about financial instruments, whether or not recognized in the Consolidated Statement of Financial Condition, for which it is practicable to estimate that value. The actual carrying amounts and estimated fair values of the Corporation’s financial instruments that are included in the Consolidated Statement of Financial Condition are as follows:

	March 31, 2021		Fair Value Measurements
	Carrying	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$189,744	$189,744	$189,744
Interest bearing deposits in banks	3,273	3,273	3,273
Investment securities - AFS	204,006	204,006		$190,357	$13,649
Investment securities - HTM	69,357	77,612		49,831	27,781
Restricted bank stock	3,654	3,654		3,654
Loans, net	1,179,441	1,161,197			1,161,197
Accrued interest receivable	5,993	5,993		639	5,354
Financial Liabilities:
Deposits - non-maturity	1,242,479	1,242,479		1,242,479
Deposits - time deposits	225,784	228,025		228,025
Financial derivatives	788	788		788
Short-term borrowed funds	51,454	51,454		51,454
Long-term borrowed funds	100,929	103,052		103,052
Accrued interest payable	364	364		364

	December 31, 2020		Fair Value Measurements
	Carrying	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$146,673	$146,673	$146,673
Interest bearing deposits in banks	2,759	2,759	2,759
Investment securities - AFS	226,885	226,885		$213,625	$13,260
Investment securities - HTM	68,263	77,612		49,442	28,170
Restricted bank stock	4,468	4,468		4,468
Loans, net	1,149,596	1,150,186			1,150,186
Accrued interest receivable	6,241	6,241		814	5,427
Financial Liabilities:
Deposits - non-maturity	1,194,140	1,194,140		1,194,140
Deposits - time deposits	228,226	231,241		231,241
Financial derivative	1,320	1,320		1,320
Short-term borrowed funds	49,160	49,160		49,160
Long-term borrowed funds	100,929	104,825		104,825
Accrued interest payable	391	391		391

Note 9 – Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive loss for the 12 months ended December 31, 2020, the three months ended March 31, 2021:

(in thousands)	Investment securities- with OTTI AFS	Investment securities- all other AFS	Investment securities- HTM	Cash Flow Hedge	Pension Plan	SERP	Total
Accumulated OCL, net:
Balance - January 1, 2020	$(2,542)	$(853)	$(899)	$(85)	$(20,417)	$(1,175)	$(25,971)
Other comprehensive income/(loss) before reclassifications	(587)	1,291	—	(869)	(3,262)	(625)	(4,052)
Amounts reclassified from accumulated other comprehensive loss	(148)	(463)	584	—	1,049	138	1,160
Balance - December 31, 2020	$(3,277)	$(25)	$(315)	$(954)	$(22,630)	$(1,662)	$(28,863)
Other comprehensive income/(loss) before reclassifications	266	(5,202)	—	405	(139)	—	(4,670)
Amounts reclassified from accumulated other comprehensive loss	(37)	—	45	—	272	55	335
Balance - March 31, 2021	$(3,048)	$(5,227)	$(270)	$(549)	$(22,497)	$(1,607)	$(33,198)

The following tables present the components of other comprehensive income/(loss) for the three month periods ended

March 31, 2021 and 2020:

Components of Other Comprehensive Loss (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the three months ended March 31, 2021
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$363	$(97)	$266
Less: accretable yield recognized in income	50	(13)	37
Net unrealized gains on investments with OTTI	313	(84)	229
Available for sale securities – all other:
Unrealized holding losses	(7,105)	1,903	(5,202)
Less: gains recognized in income	—	—	—
Net unrealized losses on all other AFS securities	(7,105)	1,903	(5,202)
Held to maturity securities:
Less: gains recognized in income	—	—	—
Less: amortization recognized in income	(61)	16	(45)
Net unrealized gains on HTM securities	61	(16)	45
Cash flow hedges:
Unrealized holding gains	532	(127)	405
Pension Plan:
Unrealized net actuarial loss	(190)	51	(139)
Less: amortization of unrecognized loss	(372)	100	(272)
Net pension plan liability adjustment	182	(49)	133
SERP:
Unrealized net actuarial loss	—	—	—
Less: amortization of unrecognized loss	(75)	19	(56)
Less: amortization of prior service costs	1	—	1
Net SERP liability adjustment	74	(19)	55
Other comprehensive loss	$(5,943)	$1,608	$(4,335)

Components of Other Comprehensive Loss (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the three months ended March 31, 2020
Available for sale (AFS) securities with OTTI:
Unrealized holding losses	$(1,623)	$435	$(1,188)
Less: accretable yield recognized in income	50	(13)	37
Net unrealized losses on investments with OTTI	(1,673)	448	(1,225)
Available for sale securities – all other:
Unrealized holding gains	1,890	(506)	1,384
Less: gains recognized in income	—	—	—
Net unrealized gains on all other AFS securities	1,890	(506)	1,384
Held to maturity securities:
Unrealized holding gains	—	—	—
Less: amortization recognized in income	(72)	19	(53)
Net unrealized gains on HTM securities	72	(19)	53
Cash flow hedges:
Unrealized holding losses	(1,315)	352	(963)
Pension Plan:
Unrealized net actuarial loss	(7,070)	1,893	(5,177)
Less: amortization of unrecognized loss	(358)	96	(262)
Net pension plan liability adjustment	(6,712)	1,797	(4,915)
SERP:
Unrealized net actuarial loss	—	—	—
Less: amortization of unrecognized loss	(47)	12	(35)
Less: amortization of prior service costs	1	—	1
Net SERP liability adjustment	46	(12)	34
Other comprehensive loss	$(7,692)	$2,060	$(5,632)

The following table presents the details of amounts reclassified from accumulated other comprehensive loss for the three month periods ended March 31, 2021 and 2020:

Amounts Reclassified from	Three Months Ended
Accumulated Other Comprehensive Loss	March 31,		Affected Line Item in the Statement
(in thousands)	2021	2020	Where Net Income is Presented
Net unrealized gains on available for sale investment securities with OTTI:
Accretable yield	50	50	Interest income on taxable investment securities
Taxes	(13)	(13)	Provision for income tax expense
	$37	$37	Net of tax
Net unrealized losses on held to maturity securities:
Amortization	$(61)	$(72)	Interest income on taxable investment securities
Gains on calls	—	—	Net gains
Taxes	16	19	Provision for income tax expense
	$(45)	$(53)	Net of tax
Net pension plan liability adjustment:
Amortization of unrecognized loss	$(372)	$(358)	Other Expense
Taxes	100	96	Provision for income tax expense
	$(272)	$(262)	Net of tax
Net SERP liability adjustment:
Amortization of unrecognized loss	$(75)	$(47)	Other Expense
Amortization of prior service costs	1	1	Salaries and employee benefits
Taxes	19	12	Provision for income tax expense
	$(55)	$(34)	Net of tax
Total reclassifications for the period	$(335)	$(312)	Net of tax

Note 10 – Employee Benefit Plans

The following tables present the components of the net periodic pension plan cost for First United Corporation’s noncontributory Defined Benefit Pension Plan (the “Pension Plan”) and the Bank’s Defined Benefit Supplemental Executive Retirement Plan (“Defined Benefit SERP”) for the periods indicated:

Pension Plan	Three Months Ended
	March 31,
(in thousands)	2021	2020
Service cost	$39	$56
Interest cost	356	407
Expected return on assets	(893)	(887)
Amortization of net actuarial loss	372	358
Net pension credit included in employee benefits and other expense	$(126)	$(66)

Defined Benefit SERP	Three Months Ended
	March 31,
(in thousands)	2021	2020
Service cost	$35	$31
Interest cost	60	67
Amortization of recognized loss	75	47
Amortization of prior service cost	(1)	(1)
Net Defined Benefit SERP expense included in employee benefits and other expense	$169	$144

The service cost component of net periodic benefit cost is included in salaries and benefits and all other components of net periodic benefit cost are included in other expense in the Consolidated Statement of Operations for the Pension Plan and the Defined Benefit SERP.

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

The benefit obligation activity for both the Pension Plan and the Defined Benefit SERP was calculated using an actuarial measurement date of January 1. Plan assets and the benefit obligations were calculated using an actuarial measurement date of December 31.

The Corporation will assess the need for future annual contributions to the pension plan based upon its funded status and an evaluation of the future benefits to be provided thereunder. No contributions were made to the Pension Plan during the first three months of 2021 and a contribution of $1.0 million was made during the first three months of 2020. The Corporation expects to fund the annual projected benefit payments for the Defined Benefit SERP from operations.

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

In January 2019, the Board approved discretionary contributions to four participants totaling $123,179. The contributions had a two year vesting period that ended on December 31, 2020. In January 2020, the Board of Directors of First United Corporation approved discretionary contributions to four participants totaling $126,058. The Corporation recorded $15,757 and $12,007 of related compensation expense for the first three months of 2021 and 2020, respectively, related to these contributions. In January 2021, the Board of Directors approved discretionary contributions to three participants totaling $101,257. The Corporation recorded $12,657 of related compensation expense for the first quarter of 2021, related to these contributions. Each discretionary contribution has a two year vesting period.

Note 11 - Equity Compensation Plan Information

At the 2018 Annual Meeting of Shareholders, First United Corporation’s shareholders approved the First United Corporation 2018 Equity Compensation Plan (the “Equity Plan”) which authorizes the issuance of up to 325,000 shares of common stock to employees, directors and qualifying consultants pursuant to stock options, stock appreciation rights, stock awards, dividend equivalents, and other stock-based awards.

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

Stock based awards were made to non-employee directors in June 2020 pursuant to First United Corporation’s director compensation policy. Each director receives an annual retainer of 1,000 shares of First United Corporation common stock, plus $10,000 to be paid, at the director’s election, in cash or additional shares of common stock. In June 2020, a total of 13,160 fully vested shares of common stock were issued to directors, which had a grant date fair market value of $14.52 per share. In July 2020, a total of 916 fully vested shares of common stock were issued to a new director, which had a grant date fair market value of $11.22 per share. Director stock compensation expense was $70,216 for the three months ended March 31, 2021 and $66,983 for the three months ended March 31, 2020.

Restricted Stock Units

On March 26, 2020, pursuant to the Corporation’s Long Term Incentive Plan (the "LTIP"), which is a sub-plan of the Equity Plan, the Compensation Committee of the Corporation’s Board of Directors (the "Committee") granted RSUs to the Corporation's principal executive officer, its principal financial officer, and certain of its other executive officers. An RSU contemplates the issuance of shares of common stock of the Corporation if and when the RSU vests.

The RSUs granted to each of the foregoing officers consist of (a) a performance vesting award for a three year performance period ending December 31, 2021, (b) a performance vesting award for a three year performance period ending December 31, 2022, and (c) a time-vesting award that will vest ratably over a three year period beginning on March 26, 2021. Target performance levels were set based on the annual budget which supports the Company’s long-term objective of achieving high performance as compared to peers. Threshold performance is the minimum level of acceptable performance as defined by the Committee and maximum performance represented a level potentially achievable under ideal circumstances. Achievement of the threshold performance level would result in each executive participant earning a payout at 50% of his or her respective target award opportunity. Achievement of the target performance level would result in the executive participant earning the target award and achievement at or above the maximum performance level would result in the executive participant earning 150% of the target opportunity. Actual results for any goal that falls between performance levels would be interpolated to calculate a proportionate award. For the performance period ending December 31, 2021, the RSUs' performance goal is based on earnings per share for the year ending December 31, 2021. For the performance period ending December 31, 2022, the RSUs' performance goals are based on earnings per share for the year ending December 31, 2022 and growth in tangible book value per share during the performance period. The threshold, target and maximum performance levels for these grants will be disclosed pursuant to Item 402 of Regulation S-K following the conclusion of the applicable performance period.

To receive any shares under an RSU, a grantee must be employed by the Corporation or one of its subsidiaries on the applicable vesting date, except that a grantee whose employment terminates prior to such vesting date due to death, disability or retirement will be entitled to a pro-rated portion of the shares subject to the RSUs, assuming that, in the case of performance-vesting RSUs, the performance goals had been met at their "target" levels.

In the first quarter of 2020, RSUs relating to 19,934 performance vested shares and 5,070 time vested shares of common stock (target level) were granted, which had a grant date fair market value of $12.54 per share of common stock underlying each RSU. On March 26, 2021, 1,690 of the 5,070 time vested shares were issued to participants. There have not been any new plans granted in 2021. Stock compensation expense was $26,127 for the first three months of 2021 and $31,242 for the three months ended March 31, 2020. Unrecognized compensation expense at March 31, 2021 related to unvested units was $162,427.

Note 12 – Derivative Financial Instruments

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

In March 2016, the Corporation entered into four interest rate swap contracts totaling $30.0 million notional amount, hedging future cash flows associated with floating rate trust preferred debt. These contracts included a three year $5.0 million contract that matured on September 17, 2019, a five year $5.0 million contract that matured on March 17, 2021, a seven year $5.0 million contract that matures on March 17, 2023 and a 10 year $15.0 million contract that matures on March 17, 2026. As of March 31, 2021, $20.0 million notional amount remains.

The fair value of the interest rate swap contracts was $(788) thousand and $(1.3) million at March 31, 2021 and December 31, 2020, respectively.

For the three months ended March 31, 2021, the Corporation recorded an increase in the value of the derivatives of $532 thousand and the related deferred tax of $127 thousand in net accumulated other comprehensive loss to reflect the effective portion of cash flow hedges. ASC Subtopic 815-30 requires the net accumulated other comprehensive loss to be reclassified to earnings if the hedge becomes ineffective or is terminated. There was no hedge ineffectiveness recorded for the three months ended March 31, 2021. The Corporation does not expect any material losses relating to these hedges to be reclassified into earnings within the next 12 months.

Interest rate swap agreements are entered into with counterparties that meet established credit standards and the Corporation believes that the credit risk inherent in these contracts is not significant as of March 31, 2021.

The table below discloses the impact of derivative financial instruments on the Corporation’s Consolidated Financial Statements for the three month periods ended March 31, 2021 and 2020.

Derivative in Cash Flow Hedging Relationships
(in thousands)	Amount of gain or (loss) recognized in OCI on derivative (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion) (a)	Amount of gain or (loss) recognized in income or derivative (ineffective portion and amount excluded from effectiveness testing) (b)
Interest rate contracts:
Three months ended:
March 31, 2021	$405	$—	$—
March 31, 2020	(963)	—	—

Notes:

(a) Reported as interest expense

(b) Reported as other income

Note 13 – Revenue Recognition

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three month periods ended March 31, 2021 and March 31, 2020:

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Noninterest income
In-scope of Topic 606:
Service charges on deposit accounts	$405	$615
Other service charges	211	290
Trust department	2,241	1,753
Debit card income	810	634
Brokerage commissions	268	277
Noninterest income (in-scope of Topic 606)	3,935	3,569
Noninterest income (out-of-scope of Topic 606)	807	439
Total Noninterest Income	$4,742	$4,008

Note 14 – Assets and Liabilities Subject to Enforceable Master Netting Arrangements

Interest Rate Swap Agreements

The Corporation has entered into interest rate swap agreements to modify the re-pricing characteristics of certain interest-bearing liabilities as a part of managing interest rate risk. The swap agreements have been designated as cash flow hedges, and accordingly, the fair value of the interest rate swap contracts is reported in Other Assets or Other Liabilities on the Consolidated Statement of Financial Condition. The swap agreements were entered into with a third-party financial institution. The Corporation is party to master netting arrangements with its financial institution counterparty; however, the Corporation does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, in the form of cash and investment securities, are pledged by the Corporation as the counterparty with net liability positions in accordance with contract thresholds. See Note 12 to the Consolidated Financial Statements for more information.

Securities Sold Under Agreements to Repurchase (“Repurchase Agreements”)

The Bank enters into agreements under which it sells interests in U.S. government agency securities to certain customers subject to an obligation to repurchase, and on the part of the customers to resell, such interests. Under these arrangements, the Bank may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Bank to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing arrangements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Consolidated Statement of Financial Condition, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts. There is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. In addition, as the Bank does not enter into reverse repurchase agreements, there is no such offsetting to be done with the repurchase agreements. The right of setoff for a repurchase agreement resembles a secured borrowing, whereby the collateral would be used to settle the fair value of the repurchase agreement should the Bank be in default (i.e. fails to repurchase the U.S. securities on the maturity date of the agreement). The investment security collateral, maintained at 102% of the borrowing, is held by a third party financial institution in the counterparty’s custodial account.

The following table presents the assets and liabilities subject to an enforceable master netting arrangement or repurchase agreements at March 31, 2021 and December 31, 2020.

				Gross Amounts Not Offset in the Statement of Condition
(in thousands)	Gross Amounts of Recognized (Assets)/ Liabilities	Gross Amounts Offset in the Statement of Condition	Net Amounts of (Assets)/ Liabilities Presented in the Statement of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
March 31, 2021
Interest Rate Swap Agreements	$788	$—	$788	$(788)	$2,000	$—
Repurchase Agreements	$51,454	$—	$51,454	$(51,454)	$—	$—
December 31, 2020
Interest Rate Swap Agreements	$1,320	$—	$1,320	$(1,320)	$—	$—
Repurchase Agreements	$49,160	$—	$49,160	$(49,160)	$—	$—

Note 15 – Adoption of New Accounting Standards and Effects of New Accounting Pronouncements

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

Management has formed a focus group consisting of multiple members from areas, including credit, finance, loan servicing, reporting, and information systems.  The Corporation is completing its data and model validation analyses, with parallel processing of our existing allowance for loan losses model with the CECL model to follow. The Corporation is currently evaluating the provisions of ASU No. 2016-13 to determine the potential impact the new standard will have on the financial condition or results of operations.

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848).” The ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendment only applies to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. The ASU is effective as of March 12, 2020 through December 31, 2022. The Corporation is in the process of evaluating the impact of this standard on the loan portfolio, investment portfolio, long term debt and interest rate swaps, but believes that its adoption will not have a material impact on the Corporation’s financial condition or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and analysis is intended as a review of material changes in and significant factors affecting the financial condition and results of operations of First United Corporation and its consolidated subsidiaries for the periods indicated. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and the notes thereto contained in Item 1 of Part I of this report, as well as the audited consolidated financial statements and related notes included in First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020.

Unless the context clearly suggests otherwise, references in this report to “us”, “we”, “our”, and “the Corporation” are to First United Corporation and its consolidated subsidiaries.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995.  Forward-looking statements do not represent historical facts, but are statements about management's beliefs, plans and objectives about the future, as well as its assumptions and judgments concerning such beliefs, plans and objectives.  These statements are evidenced by terms such as "anticipate," "estimate," "should," "expect," "believe," "intend," and similar expressions.  Although these statements reflect management's good faith beliefs and projections, they are not guarantees of future performance and they may not prove true.  The beliefs, plans and objectives on which forward-looking statements are based involve risks and uncertainties that could cause actual results to differ materially from those addressed in the forward-looking statements.  For a discussion of these risks and uncertainties, see the section of the periodic reports that First United Corporation files with the Securities and Exchange Commission entitled "Risk Factors", including the risk factor set forth in First United Corporation’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2020 entitled, “The outbreak of the recent coronavirus (‘COVID-19’), or an outbreak of another highly infectious or contagious disease, could adversely affect the Corporation’s business, financial condition and results of operations.” and any updates thereto that might be contained in subsequent reports filed by First United Corporation.  The risks and uncertainties associated with the COVID-19 pandemic and its impact on the Corporation will depend on, among other things, the length of time that the pandemic continues; the duration of the potential imposition of further restrictions on travel in the future; the effect of the pandemic on the global, national, and local economies and on the businesses of our borrowers and their ability to make payments on their obligations; the remedial actions and stimulus measures adopted by federal, state, and local governments; and the inability of employees to work due to illness, quarantine, or government mandates.

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

(Trust I and Trust II, the “Trusts”). The Trusts were formed for the purpose of selling trust preferred securities that qualified as Tier 1 capital. The Bank has two consumer finance company subsidiaries - OakFirst Loan Center, Inc., a West Virginia corporation, and OakFirst Loan Center, LLC, a Maryland limited liability company - and two subsidiaries that it uses to hold real estate acquired through foreclosure or by deed in lieu of foreclosure - First OREO Trust, a Maryland statutory trust, and FUBT OREO I, LLC, a Maryland limited liability company. In addition, the Bank owns 99.9% of the limited partnership interests in Liberty Mews Limited Partnership; a Maryland limited partnership formed for the purpose of acquiring, developing and operating low-income housing units in Garrett County, Maryland, and 99.9% of the membership interests in MCC FUBT Fund, LC, an Ohio limited liability company formed for the purpose of acquiring, developing and operating low-income housing units in Allegany County, Maryland.

At March 31, 2021, the Corporation’s total assets were $1.8 billion, net loans were $1.2 billion, and deposits were $1.5 billion. Shareholders’ equity at March 31, 2021 was $129.2 million.

The Corporation maintains an Internet site at www.mybank.com on which it makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC.

COVID-19

Congress, the President, and the Board of Governors of the Federal Reserve System (the “Federal Reserve”) have taken several actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), a $2 trillion legislative package, was signed into law at the end of March 2020. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. Section 4013 of the CARES Act, “Temporary Relief from Troubled Debt Restructurings,” provides banks the option to temporarily suspend certain requirements under U.S. GAAP related to trouble debt restructurings (TDR) for a limited period of time to account for the effects of COVID-19. Additionally, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act was enacted on December 27, 2020, providing for a second round of PPP loans (“PPP-2”). Also, the Consolidated Appropriations Act (CAA) passed on December 27, 2020. Section 541 of the CAA extends the provisions in Section 4013 of the CARES Act to January 1, 2022. The Federal Reserve also took actions to mitigate the economic impact of the COVID-19 pandemic, including cutting the federal funds rate 150 basis points and targeting a 0 to 25 basis point rate. In addition to the general impact of the COVID-19 pandemic, certain provisions of the CARES Act as well as other legislative and regulatory relief efforts are expected to have a material impact on the Company’s operations.

The Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act (the Economic Aid Act) amended the PPP by extending the authority of the SBA to guarantee loans and the ability of PPP lenders to disburse PPP loans until March 31, 2021. The PPP Extension Act of 2021, which was enacted on March 30, 2021, extends the PPP application deadline to May 31, 2021 and provides the SBA additional time to process applications through June 30, 2021.”

During the first quarter of 2021, we continued to assist our business customers with the Paycheck Protection Program (“PPP”) loan forgiveness process, as well as originating additional PPP loans. We continued to be diligent in protecting our associates and customers from the effects of the pandemic, delaying opening our lobbies until the first of April, as we allowed time for more of our communities to be vaccinated. Most of our sales and support employees continued to work remotely as we continue to monitor our market areas, maintaining travel protocols and utilizing safety precautions while continuing to provide full banking services to our customers.

Paycheck Protection Program

The Company continues to actively participate in the SBA’s PPP program. On January 19, 2021, the Small Business Administration (the “SBA”) implemented an additional PPP loan program. The Company originated $59.8 million in loans during the first quarter of 2021 related to this new program, consisting of 675 loans with an average loan size of $89 thousand. An additional 149 loans, totaling $5.3 million, were funded through April 24, 2021.

During the second and third quarters of 2020, a total of $148.5 million in PPP loans were originated under the initial program, consisting of 1,174 loans with an average loan size of $162 thousand, with $34.5 million, or 290 loans, forgiven in 2020, resulting in a remaining balance at December 31, 2020 of $114.0 million. During the first quarter of 2021, a total of 389 loans, with an aggregate principal balance of $28.7 million, were forgiven, resulting in a remaining balance of $85.3 million at March 31, 2021. An additional 136 loans, with an aggregate principal balance of $15.6 million, were forgiven through April 24, 2021. Of the 1,174 loans originated in 2020, 815 have been forgiven totaling $78.8 million through April 24, 2021, representing 69.4% of the number of 2020 loans originated and 53.1% of 2020 originated principal balances.

COVID Modifications

While the COVID-19 pandemic has had an impact on most industries, some have been more affected than others. In accordance with Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act and related regulatory pronouncements, we have not accounted for modifications of loans affected by the pandemic as troubled debt restructurings (“TDRs”) nor have we designated them as past due or nonaccrual.

As of April 24, 2021, there were 12 loans totaling $5.7 million in total loan modifications, comprised of five commercial loans totaling $5.0 million; three mortgage loans totaling $0.5 million; and four consumer loans totaling $0.2 million. Two commercial loans in the hospitality sector represent the majority of the commercial loan modifications.

Liquidity Sources

Management has reviewed its Liquidity Contingency Funding Plan in preparation of funding needs as it relates to the COVID-19 pandemic. As of March 31, 2021, the Corporation had approximately $130.0 million in unsecured lines of credit with its correspondent banks, $1.0 million with the Federal Reserve Discount Window, and approximately $120.2 million of secured borrowings with the Federal Home Loan Bank of Atlanta (“FHLB”). Additionally, the Corporation has access to the brokered certificates of deposit market.

The Corporation is eligible to access the Federal Reserve Paycheck Protection Program Liquidity Facility (“PPPLF”), a source providing funding using SBA PPP loans as collateral at 100% value if and when it is deemed appropriate.

Capital

The Corporation’s and the Bank’s capital ratios are strong, and both institutions are considered to be well-capitalized by applicable regulatory measures.

SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data for the three month periods ended March 31, 2021 and 2020 and is qualified in its entirety by the detailed information and unaudited financial statements, including the notes thereto, included elsewhere in this quarterly report.

	As of or for the three months ended
	March 31,
	2021	2020
Per Share Data
Basic net income per common share (1) - as reported	$0.49	$0.25
Basic net income per common share (1) - non-GAAP	0.86	0.25
Diluted net income per common share (1) - as reported	$0.49	$0.25
Diluted net income per common share (1) - non-GAAP	0.86	0.25
Basic book value per common share (1) - as reported	$18.46	$17.01
Basic book value per common share (1) - non-GAAP	18.82	17.01
Diluted book value per common share (1) - as reported	$18.45	$16.95
Diluted book value per common share (1) - non-GAAP	18.81	16.95

Significant Ratios:

Return on Average Assets (1) - as reported	0.79%	0.49%
Expenses, net of income tax	0.59%	—
Adjusted Return on Average Assets (1) (non-GAAP)	1.38%	0.49%

Return on Average Equity (1) - as reported	10.58%	5.62%
Expenses	5.41%	—
Income tax effect of adjustment	2.37%	—
Adjusted Return on Average Equity (1) (non-GAAP)	18.36%	5.62%

Average Equity to Average Assets	7.45%	8.69%

Capital Ratios:

Consolidated Total Capital (to risk weighted assets) - as reported	16.24%	16.08%
Consolidated Total Capital (to risk weighted assets) - (non-GAAP)	16.46%	16.08%
Consolidated Tier 1 Capital (to risk weighted assets) - as reported	14.99%	14.83%
Consolidated Tier 1 Capital (to risk weighted assets) - (non-GAAP)	15.21%	14.83%
Consolidated Common Equity Tier 1 Capital (to risk weighted assets) - as reported	12.76%	12.61%
Consolidated Common Equity Tier 1 Capital (to risk weighted assets) - (non-GAAP)	12.97%	12.61%
Consolidated Tier 1 Capital (to average assets) - as reported	10.22%	10.36%
Consolidated Tier 1 Capital (to average assets) - (non-GAAP)	10.37%	10.36%

(1) See reconciliation of this non-GAAP financial measure provided elsewhere herein.

Note: (a) Annualized

RESULTS OF OPERATIONS

Overview

Consolidated net income was $3.4 million, inclusive of litigation settlement expenses of $3.3 million, for the quarter ended March 31, 2021 compared to $1.8 million for the quarter ended March 31, 2020. Basic and diluted net income per share for the first quarter of 2021 were both $0.49, compared to basic and diluted net income per share of $0.25 for the same period of 2020, a 96.0% increase.

The increase in earnings was primarily due to an increase in net interest income of $0.3 million, an increase in other operating income, including gains, of $1.3 million, and a decrease in provision expense of $2.5 million, partially offset by an increase in other operating expenses of $1.9 million, inclusive of the $3.3 million in litigation settlement expenses. Other operating income, including net gains, increased $1.3 million for the quarter ended March 31, 2021 when compared to the quarter ended March 31, 2020. This increase was due to gains on the sale of mortgages to the secondary market. Trust and brokerage income were strong despite market volatility early in 2021. The gain on sale of properties in the OREO portfolio of $0.4 million resulted in a net credit to OREO expenses in the first quarter of 2021. These increases were partially offset by reduced service charge income, primarily NSF income, due to reduced consumer and business overdraft activity. Bank owned life insurance income decreased due to the receipt of death claim benefits in 2020. The net interest margin, on a fully-taxable equivalent (“FTE”) basis, declined for the quarter ended March 31, 2021 to 3.11% compared to 3.69% for the same period of 2020.

The provision for loan losses was $0.1 million for the three month period ended March 31, 2021 and $2.7 million for the three month period ended March 31, 2020. Net charge-offs of $42 thousand were recorded for the first three months of 2021, compared to net charge offs of $0.2 million for first three months of 2020. The higher provision expense recorded in 2020 was driven by an increase in the qualitative factors reflecting the uncertainty of the economic environment related to the COVID-19 pandemic and its impact on our borrowers. The ratio of the ALL to loans outstanding, including PPP loan balances, was 1.38% at March 31, 2021 compared to 1.42% at March 31, 2020 and 1.41% at December 31, 2020. The ratio of ALL to loans outstanding, on a non-GAAP basis, excluding PPP loan balances of $145.2 million, was 1.57% at March 31, 2021.

Net interest income, on a non-GAAP, FTE basis, increased $0.4 million (3.0%) during the quarter ended March 31, 2021 when compared with the quarter ended March 31, 2020, driven by a $0.9 million (33.1%) decrease in interest expense, partially offset by a decrease in interest income of $0.5 million. The net interest margin, on a fully-taxable equivalent (“FTE”) basis, declined for the quarter ended March 31, 2021 to 3.11% compared to 3.69% for the same period of 2020.

The decrease in interest income was driven by a slight decrease in interest and fees on loans and reduced income on the investment portfolio. While the average balance of the investment portfolio increased by $59.4 million, bonds at higher yielding rates were called and replaced with lower yielding investments, resulting in a decrease in average yield on the investment portfolio of 108 basis points. The increase in the average balance of investments is due to a strategic decision in December 2020 to invest $70.0 million of excess cash into the investment portfolio. Significantly higher cash levels invested at an average yield on Fed Funds of 0.07% for the first quarter of 2021, compared to 1.24% for the first quarter of 2020, also negatively impacted the margin for the first quarter of 2021. The increase in average balance of loans of $156.9 million, primarily driven by PPP loans, offset the declining yield in the portfolio leading to slightly reduced interest and fees on loans when comparing the first quarter of 2021 to the first quarter of 2020. The average balances of PPP loans of approximately $142.5 million generated $1.2 million of interest and fees but had a negative impact on the margin of approximately three basis points. The average loan yield was also negatively impacted by the low-rate environment, which resulted in loan production and loans repricing at lower rates. These factors resulted in a decrease of approximately 64 basis points in average loan yield when compared with the quarter ended March 31, 2020.

The decrease in interest expense of $0.9 million, despite an increase in average interest-bearing liabilities of $149.9 million, was a direct result of a reduction in the cost of deposits of 34 basis points, a 5 basis point decrease in the cost of our short-term borrowings and a 67 basis point decrease in the cost of long-term borrowings. The decrease in the rate on long-term borrowings is primarily due to the restructuring of three long-term Federal Home Loan Bank advances late in the fourth quarter of 2020 that resulted in a reduced weighted average rate of 80 basis points on the $70.0 million portfolio. The average balance on our interest-bearing money market accounts increased $86.5 million, while the rate on these accounts decreased by 55 basis points. Average growth of $39.1 million in our non-interest-bearing accounts benefited our overall cost of deposits.

Other operating income, including net gains, increased $1.3 million for the quarter ended March 31, 2021 when compared to the quarter ended March 31, 2020. Gains on the sale of mortgages to the secondary market, which we have utilized in lieu of retaining long-term fixed rate loans in our portfolio, increased $0.4 million related to continued refinancing activity. Trust and brokerage income increased $0.5 million quarter-over-quarter due to growth in new client relationships and assets under management, despite market volatility early in 2021. Debit card income increased $0.2 million for the quarter ended March 31, 2021 when compared with the same period of 2020 as we continue to grow our deposit relationships and our customers increase use of our electronic services. Other income increased $0.4 million, due primarily to the receipt of insurance proceeds related to litigation claims. Service charge income, primarily NSF income, decreased $0.2 million as the consumer and business overdraft activity declined due to reduced consumer spending and increased cash balances resulting from the receipt of government stimulus payments and PPP funding.

Other operating expenses increased $1.9 million, inclusive of litigation settlement expenses, for the quarter ended March 31, 2021 when compared with the same period of 2020. Salaries and benefits decreased $0.9 million when compared to the first quarter of 2020, primarily due to reductions of $0.2 million in life and health insurance costs, a $1.0 million offset in salary expense from deferred loan origination costs primarily attributable to PPP loans and $0.1 million of reduced executive equity compensation due to a timing difference in long-term incentive grants. These decreases were offset by an increase of $0.2 million in salaries, incentives and related payroll costs and $0.2 million in 401(k) plan expenses. Federal Deposit Insurance Corporation premiums increased slightly by $0.1 million due to credits received on quarterly assessments in 2020. Equipment, occupancy and technology expenses remained stable when compared with the first quarter of 2020 as we began to realize cost savings from our core processor related to a new contract negotiated in the fourth quarter of 2020. OREO expenses were a net credit in the first quarter of 2021 due to $0.5 million in gains attributable to the sale of OREO properties. Professional services increased $0.4 million as a result of increased legal and professional and investor relations expenses due to costs related to the 2021 proxy season and litigation.

Non-GAAP Financial Measures

The Corporation believes that non-GAAP measures are meaningful because they reflect adjustments commonly made by management, investors, regulators and analysts to evaluate performance trends and the adequacy of common equity. This non-GAAP disclosure has limitations as an analytical tool, should not be viewed as a substitute for performance and financial condition measures determined in accordance with GAAP, and should not be considered in isolation or as a substitute for analysis of results as reported under GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies.

The following table presents a reconciliation of net income and basic and diluted earnings per share (as reported) to adjusted net income and adjusted basic and diluted earnings per share excluding settlement expense:

	Three months ended March 31,
	2021	2020
(in thousands, except for per share amount)
Net income - as reported	$3,430	$1,755
Adjustments:
Settlement Expense	3,300	—
Income tax effect of adjustment	(735)	—
Adjusted net income (non-GAAP)	$5,995	$1,755

Basic and Diluted earnings per share - as reported	$0.49	$0.25
Adjustments:
Settlement Expense	0.47	—
Income tax effect of adjustment	(0.10)	—
Adjusted basic and diluted earnings per share (non-GAAP)	$0.86	$0.25

The following table presents a reconciliation of basic and diluted book value per share (as reported) to adjusted basic and diluted book value per share excluding settlement expense:

	Three months ended March 31,
	2021	2020
(in thousands, except for per share amount)
Basic book value per share
Equity	129,189	118,549
Outstanding shares	6,999	6,967
Basic book value per share - as reported	$18.46	$17.01
Adjustments:
Equity without net settlement expenses	131,754	118,549
Outstanding shares	6,999	6,967
Adjusted basic book value per share (non-GAAP)	$18.82	$17.01

Diluted book value per share
Equity	129,189	118,549
Outstanding shares	7,002	6,992
Diluted book value per share - as reported	$18.45	$16.95
Adjustments:
Equity without net settlement expenses	131,754	118,549
Outstanding shares	7,002	6,992
Adjusted diluted book value per share (non-GAAP)	$18.81	$16.95

The following table presents a reconciliation of capital ratios (as reported) to adjusted ratios excluding settlement expense:

	March 31, 2021	December 31, 2020
(in thousands)
Retained Earnings - as reported	$132,072	$129,691
Adjustments:
Settlement Expense	3,300	—
Income tax effect of adjustment	(735)	—
Adjusted Retained Earnings (non-GAAP)	$134,637	$129,691

Total Capital - as reported	$196,168	$193,391
Adjustments:
Retained Earnings adjustment	2,565	—
Changes to capital due to retained earnings adjustment	265	—
Total Capital (non-GAAP)	$198,998	$193,391

Average Assets used for calculation	$1,772,533	$1,720,809

Consolidated Tier 1 Capital (to average assets) - as reported	10.22%	10.36%
Consolidated Tier 1 Capital (to average assets) - non-GAAP	10.37%	10.36%

Total risk weighted assets used for calculation	$1,208,706	$1,202,877

Consolidated Total Capital (to risk weighted assets) - as reported	16.24%	16.08%
Consolidated Total Capital (to risk weighted assets) - (non-GAAP)	16.46%	16.08%
Consolidated Tier 1 Capital (to risk weighted assets) - as reported	14.99%	14.83%
Consolidated Tier 1 Capital (to risk weighted assets) - (non-GAAP)	15.21%	14.83%
Consolidated Common Equity Tier 1 Capital (to risk weighted assets) - as reported	12.76%	12.61%
Consolidated Common Equity Tier 1 Capital (to risk weighted assets) - (non-GAAP)	12.97%	12.61%

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

The table below summarizes net interest income for the three months ended March 31, 2021 and 2020.

	GAAP		Non-GAAP - FTE
	Three Months Ended		Three Months Ended
(dollars in thousands)	2021	2020	2021	2020
Interest income	$14,062	$14,616	$14,301	$14,839
Interest expense	1,826	2,729	1,826	2,729
Net interest income	$12,236	$11,887	$12,475	$12,110
Net interest margin %	3.05%	3.66%	3.11%	3.69%

The following table sets forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the three month periods ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021			2020
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Assets
Loans	$1,202,677	$12,754	4.30%	$1,045,820	$12,856	4.94%
Investment Securities:
Taxable	255,853	990	1.57%	197,115	1,308	2.67%
Non taxable	26,075	492	7.65%	25,417	466	7.37%
Total	281,928	1,482	2.13%	222,532	1,774	3.21%
Federal funds sold	135,458	24	0.07%	45,118	139	1.24%
Interest-bearing deposits with other banks	2,668	1	0.15%	643	6	3.75%
Other interest earning assets	4,459	40	3.64%	4,416	64	5.83%
Total earning assets	1,627,190	14,301	3.56%	1,318,529	14,839	4.53%
Allowance for loan losses	(16,404)			(12,715)
Non-earning assets	154,347			138,642
Total Assets	$1,765,133			$1,444,456
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$202,530	$172	0.34%	$163,433	$184	0.45%
Interest-bearing money markets	358,038	170	0.19%	271,581	503	0.74%
Savings deposits	202,968	25	0.05%	161,067	62	0.15%
Time deposits:
Less than $100k	107,997	389	1.46%	109,419	416	1.53%
$100k or more	119,551	390	1.32%	140,732	705	2.01%
Short-term borrowings	50,301	24	0.19%	45,278	28	0.25%
Long-term borrowings	100,929	656	2.64%	100,929	831	3.31%
Total interest-bearing liabilities	1,142,314	1,826	0.65%	992,439	2,729	1.11%
Non-interest-bearing deposits	465,476			289,634
Other liabilities	25,802			36,866
Shareholders’ Equity	131,541			125,517
Total Liabilities and Shareholders’ Equity	$1,765,133			$1,444,456
Net interest income and spread		$12,475	2.91%		$12,110	3.42%
Net interest margin			3.11%			3.69%

Note:

(1)The above table reflects the average rates earned or paid stated on an FTE basis assuming a 21% tax rate for 2021 and 2020. Non-GAAP interest income on a fully taxable equivalent was $239 and $223, respectively.

(2)Net interest margin is calculated as net interest income divided by average earning assets.

(3)The average yields on investments are based on amortized cost.

Net interest income, on a non-GAAP, FTE basis, increased $0.4 million (3.0%) during the quarter ended March 31, 2021 when compared with the quarter ended March 31, 2020, driven by a $0.9 million (33.1%) decrease in interest expense, partially offset by a decrease in interest income of $0.5 million. The net interest margin, on a fully-taxable equivalent (“FTE”) basis, declined for the quarter ended March 31, 2021 to 3.11% compared to 3.69% for the same period of 2020.

The decrease in interest income was driven by a slight decrease in interest and fees on loans and reduced income on the investment portfolio. While the average balance of the investment portfolio increased by $59.4 million, bonds at higher yielding rates were called and replaced with lower yielding investments, resulting in a decrease in average yield on the investment portfolio of 108 basis points. The increase in the average balance of investments is due to a strategic decision in December 2020 to invest $70.0 million of excess cash into the investment portfolio. Significantly higher cash levels invested at an average yield on Fed Funds of 0.07% for the first quarter of 2021, compared to 1.24% for the first quarter of 2020, also negatively impacted the margin for the first quarter of 2021. The increase in average balance of loans of $156.9 million, primarily driven by PPP loans, offset the declining yield in the portfolio leading to slightly reduced interest and fees on loans when comparing the first quarter of 2021 to the first quarter of 2020. The average balances of PPP loans of approximately $142.5 million generated $1.2 million of interest and fees but had a negative impact on the margin of approximately three basis points. The average loan yield was also negatively impacted by the low-rate environment, which resulted in loan production and loans repricing at lower rates. These factors resulted in a decrease of approximately 64 basis points in average loan yield when compared with the quarter ended March 31, 2020.

The decrease in interest expense of $0.9 million, despite an increase in average interest-bearing liabilities of $149.9 million, was a direct result of a reduction in the cost of deposits of 34 basis points, a 5 basis point decrease in the cost of our short-term borrowings and a 67 basis point decrease in the cost of long-term borrowings. The decrease in the rate on long-term borrowings is primarily due to the restructuring of three long-term Federal Home Loan Bank advances late in the fourth quarter of 2020 that resulted in a reduced weighted average rate of 80 basis points on the $70.0 million portfolio. The average balance on our interest-bearing money market accounts increased $86.5 million, while the rate on these accounts decreased by 55 basis points. Average growth of $39.1 million in our non-interest-bearing accounts benefited our overall cost of deposits.

I

The following table sets forth an analysis of volume and rate changes in interest income and interest expense for our average interest-earning assets and average interest-bearing liabilities for the three month periods ended March 31, 2021 and 2020:

	For the Three months ended March 31, 2021 compared to the Three months ended March 31, 2020
(in thousands and tax equivalent basis)	Volume	Rate	Net
Interest Income:
Loans	$1,937	$(2,039)	$(102)
Taxable Investments	392	(710)	(318)
Non-taxable Investments	12	14	26
Federal funds sold	280	(395)	(115)
Interest-bearing deposits	19	(24)	(5)
Other interest earning assets	1	(25)	(24)
Total interest income	2,641	(3,179)	(538)
Interest Expense:
Interest-bearing demand deposits	44	(56)	(12)
Interest-bearing money markets	160	(493)	(333)
Savings deposits	16	(53)	(37)
Time deposits less than $100K	(5)	(22)	(27)
Time deposits $100K or more	(106)	(209)	(315)
Short-term borrowings	3	(7)	(4)
Long-term borrowings	—	(175)	(175)
Total interest expense	112	(1,015)	(903)
Net interest income	$2,529	$(2,164)	$365

Note:

(1)The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

The provision for loan losses was $0.1 million for the quarter ended March 31, 2021 and $2.7 million for the quarter ended March 31, 2020. Net charge-offs of $42 thousand were recorded for the first three months of 2021, compared to net charge offs of $0.2 million for first three months of 2020. The higher provision expense recorded in 2020 was driven by an increase in the qualitative factors reflecting the uncertainty of the economic environment related to the COVID-19 pandemic and its impact on our borrowers. The ratio of the ALL to loans outstanding, including PPP loan balances, was 1.38% at March 31, 2021 compared to 1.42% at March 31, 2020 and 1.41% at December 31, 2020. The ALL to loans outstanding, on a non-GAAP basis, excluding PPP loan balances of $145.2 million, was 1.57% at March 31, 2021, and 1.55% at December 31, 2020, excluding PPP loan balances of $114.0 million. Specific allocations have been made for impaired loans where management has determined that the collateral supporting the loans is not adequate to cover the loan balance, and the qualitative factors affecting the ALL have been adjusted based on the current economic environment and the characteristics of the loan portfolio.

Other Income

	Income as % of Total Other Income
	Three Months Ended
	March 31,
(in thousands)	2021		2020
Service charges on deposit accounts	$405	9%	$615	15%
Other service charges	211	4%	290	7%
Trust department	2,241	47%	1,753	44%
Debit card income	810	17%	634	16%
Bank owned life insurance	286	6%	303	8%
Brokerage commissions	268	6%	277	7%
Other income	521	11%	136	3%
	$4,742	100%	$4,008	100%

Other Operating Expenses

The composition of other operating expenses for the three month periods ended March 31, 2021 and 2020 is illustrated in the following table:

	Expense as % of Total Other Operating Expenses
	Three Months Ended
	March 31,
(in thousands)	2021		2020
Salaries and employee benefits	$4,988	38%	$5,923	54%
FDIC premiums	183	1%	43	0%
Equipment	851	6%	926	8%
Occupancy	725	6%	747	7%
Data processing	726	6%	1,052	10%
Marketing	146	1%	130	1%
Professional services	1,170	9%	723	7%
Contract labor	148	1%	151	1%
Line rentals	215	2%	217	2%
Other real estate owned	(412)	-3%	—	0%
Investor relations	124	1%	93	1%
Settlement expense	3,300	26%	—	0%
Other	763	6%	1,000	9%
	$12,927	100%	$11,005	100%

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

The effective income tax rate as a percentage of income increased to 24.3% at March 31, 2021 from 22.9% at March 31, 2020 primarily due to a reduction in tax exempt income and the reduction in low income housing tax credits that expire in June 2021.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets at March 31, 2021 increased by $48.4 million to $1.8 billion from December 31, 2020. During the first quarter of 2021, cash and interest-bearing deposits in other banks increased by $43.6 million, the investment portfolio decreased by $21.8 million and gross loans increased by $31.5 million. The increase in cash was due to continued deposit growth, consisting of both core deposit growth and deposits related to the PPP loans, cash flow from calls on the investment portfolio, commercial loan payoffs, PPP loan forgiveness, and continued refinancing of balances in our mortgage portfolio. The decrease in the securities portfolio was a result of calls due to the continued low-rate environment. OREO balances decreased due to the sale of a parcel of real estate securing a large commercial participation loan that moved to OREO in the fourth quarter of 2020.

Total liabilities increased by $50.3 million when compared with liabilities at December 31, 2020. This increase was primarily attributable to the strong deposit growth of $45.9 million, inclusive of the deposit balances related to the PPP loans at March 31, 2021. Deposit growth was due to increased relationship balances attributable to growth in core relationships and customer preference for insured products given the volatile economic environment. Our Treasury Management overnight investment sweep increased slightly due to growth in existing customer balances. Total shareholders’ equity decreased by $1.9 million during the first quarter of 2021, as the quarter’s earnings were offset by an increase of $4.3 million in accumulated other comprehensive loss.

Loan Portfolio

The following table presents the composition of our loan portfolio at the dates indicated:

(dollars in thousands)	March 31, 2021		December 31, 2020
Commercial real estate	$365,731	30%	$369,176	32%
Acquisition and development	123,625	11%	116,961	10%
Commercial and industrial	299,178	25%	266,745	23%
Residential mortgage	374,327	31%	379,170	32%
Consumer	36,464	3%	35,760	3%
Total Loans	$1,199,325	100%	$1,167,812	100%

Outstanding loans remained stable at $1.2 billion at March 31, 2021 and December 31, 2020. The $31.5 million of growth was primarily attributable to the participation in the PPP and core commercial loan growth, partially offset by a decline in our mortgage loan portfolio. Commercial real estate (“CRE”) loans decreased $3.4 million. Acquisition and development (“A&D”) loans increased by $6.7 million and commercial and industrial (“C&I”) loans increased by $32.4 million, as newly originated PPP loans and growth in portfolio loans was slightly offset by PPP loan forgiveness. The growth in the commercial portfolios was offset by a decline in residential mortgage loans of $4.8 million, as refinancing activity continued during the first quarter. Given the current low interest rate environment, customers prefer longer-term fixed-rate loans. We continue to utilize the secondary market rather than hold these longer-term fixed rate mortgage loans in the portfolio. The consumer loan portfolio increased slightly by $0.7 million during the first quarter of 2021.

Commercial loan production for the first quarter of 2021 was approximately $50.0 million, and SBA loan production was approximately $7.0 million, exclusive of PPP loan originations.  Commercial construction funding continues to ramp up as projects are entering their larger draw periods contributing to current year growth.  At March 31, 2021, unfunded, committed commercial construction loans totaled approximately $25.0 million. Commercial amortization and payoffs were approximately $38.0 million through March 31, 2021, exclusive of PPP.

Consumer mortgage loan production was approximately $27.0 million for the first quarter of 2021.  The production and pipeline mix of in-house, portfolio loans and investor loans remained strong at March 31, 2021, with those loans totaling $22.0 million, consisting of $13.0 million in portfolio loans and $9.0 million in investor loans.

Non-accrual loans totaled $7.9 million at March 31, 2021 compared to $3.3 million at December 31, 2020. The increase in non-accrual balances at March 31, 2021 was due to the movement of two hospitality loans totaling approximately $4.0 million in the first quarter of 2021. These loans suffered reduced cash flows due to the impact of the pandemic, have received modifications and were classified as substandard at December 31, 2020. It is anticipated that these loans will return to payment status in the near term.

Risk Elements of Loan Portfolio

The following table presents the risk elements of our loan portfolio at the dates indicated. Management is not aware of any potential problem loans other than those listed in this table or discussed below.

(dollars in thousands)	March 31, 2021	% of Applicable Portfolio	December 31, 2020	% of Applicable Portfolio
Non-accrual loans:
Commercial real estate	$5,448	1.49%	$898	0.20%
Acquisition and development	408	0.33%	366	0.30%
Commercial and industrial	—	0.00%	—	0.00%
Residential mortgage	2,012	0.54%	2,048	0.50%
Consumer	23	0.06%	27	0.10%
Total non-accrual loans	$7,891	0.66%	$3,339	0.29%
Accruing Loans Past Due 90 days or more:
Acquisition and development	—		10
Residential mortgage	2		710
Consumer	4		4
Total loans past due 90 days or more	$6		$724
Total non-accrual and accruing loans past due 90 days or more	$7,897		$4,063
Restructured Loans (TDRs):
Performing	$3,597		$3,657
Non-accrual (included above)	295		301
Total TDRs	$3,892		$3,958
Other real estate owned	$7,533		$9,386
Impaired loans without a valuation allowance	$9,378		$6,060
Impaired loans with a valuation allowance	2,565		1,399
Total impaired loans	$11,943		$7,459
Valuation allowance related to impaired loans	$52		$57

Performing loans considered to be impaired (including performing troubled debt restructurings, or TDRs), as defined and identified by management, amounted to $7.9 million at March 31, 2021 and $4.1 million at December 31, 2020. Loans are identified as impaired when, based on current information and events, management determines that we will be unable to collect all amounts due according to contractual terms. These loans consist primarily of A&D loans and CRE loans. The fair values are generally determined based upon independent third-party appraisals of the collateral or discounted cash flows based upon the expected proceeds. Specific allocations have been made where management believes there is insufficient collateral to repay the loan balance if liquidated and there is no secondary source of repayment available.

Loans that have been modified in reliance on Section 4013 of the U.S. Government’s Coronavirus Aid, Relief, and Economic Security Act and the guidance issued thereunder are not treated as TDRs. Information about these loans can be found in Notes 3 and 6 to the consolidated financial statements presented in Item 1 of Part I of this report.

The following table presents the details of impaired loans that are troubled debt restructurings (“TDRs”) by class at March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
(dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Performing
Commercial real estate
Non owner-occupied	2	$221	2	$224
All other CRE	1	2,176	1	2,208
Acquisition and development
1-4 family residential construction	1	259	1	266
All other A&D	1	208	1	210
Commercial and industrial	—	—	—	—
Residential mortgage
Residential mortgage – term	7	733	7	749
Residential mortgage – home equity	—	—	—	—
Consumer	—	—	—	—
Total performing	12	$3,597	12	$3,657
Non-accrual
Commercial real estate
Non owner-occupied	—	$—	—	$—
All other CRE	—	—	—	—
Acquisition and development
1-4 family residential construction	—	—	—	—
All other A&D	—	—	—	—
Commercial and industrial	—	—	—	—
Residential mortgage
Residential mortgage – term	2	295	2	301
Residential mortgage – home equity	—	—	—	—
Consumer	—	—	—	—
Total non-accrual	2	295	2	301
Total TDRs	14	$3,892	14	$3,958

The level of TDRs remained stable at $3.9 million at March 31, 2021 when compared to $4.0 million at December 31, 2020, with a slight reduction due to payments made during the first three months of 2021. There were no new TDRs during the first three months of 2021.

Allowance and Provision for Loan Losses

The ALL is maintained to absorb probable incurred losses from the loan portfolio. The ALL is based on management’s continuing evaluation of the quality of the loan portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience, and the amount of non-performing loans.

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

The following table presents a summary of the activity in the ALL for the three months ended March 31:

(dollars in thousands)	2021	2020
Balance, January 1	$16,486	$12,537
Charge-offs:
Acquisition and development	(81)	(15)
Commercial and industrial	—	(101)
Residential mortgage	(82)	(98)
Consumer	(80)	(132)
Total charge-offs	(243)	(346)
Recoveries:
Commercial real estate	—	66
Acquisition and development	101	14
Commercial and industrial	36	15
Residential mortgage	17	26
Consumer	47	46
Total recoveries	201	167
Net credit charge-offs	(42)	(179)
Provision for loan losses	110	2,654
Balance at end of period	$16,554	$15,012

Allowance for loan losses to gross loans outstanding (as %)	1.38%	1.42%
Net credit charge-offs to average loans outstanding during the period, annualized (as %)	(0.01)%	(0.07)%

The ALL remained stable at $16.6 million at March 31, 2021 compared to $16.5 million at December 31, 2020, The ratio of the ALL to loans outstanding, including PPP loan balances, was 1.38% at March 31, 2021 compared to 1.42% at March 31, 2020 and 1.41% at December 31, 2020. The ALL to loans outstanding, on a non-GAAP basis, excluding PPP loan balances of $145.2 million, was 1.57% at March 31, 2021, and 1.55% at December 31, 2020, excluding PPP loan balances of $114.0 million.

The ratio of net charge offs to average loans for the three months ended March 31, 2021 was an annualized 0.01%, compared to 0.07% for the three months ended March 31, 2020. The CRE portfolio did not have any charge offs or recoveries in the first three months of 2021, compared to an annualized net recovery rate of 0.08% as of March 31, 2020. The A&D loans had an annualized net recovery rate of 0.07% as of March 31, 2021, compared to a net charge-off rate of 0.00% as of March 31, 2020. The C&I portfolio had net recoveries to average loans of 0.05% as of March 31, 2021, compared to net charge-offs of 0.28% as of March 31, 2020. The residential mortgage ratios were a net charge-off rate of 0.07% as of March 31, 2021 and March 31, 2020, and the consumer loan ratios were net charge-off rates of 0.37% and 0.95% as of March 31, 2021 and March 31, 2020, respectively. Our special assets team continues to aggressively collect on charged-off loans.

Management believes that the ALL at March 31, 2021 was adequate to provide for probable losses inherent in our loan portfolio. Amounts that will be recorded for the provision for loan losses in future periods will depend upon trends in the loan balances, including the composition of the loan portfolio, changes in loan quality and loss experience trends, potential recoveries on previously charged-off loans and changes in other qualitative factors. Management also applies interest rate risk, collateral value and debt service sensitivity analyses to the Commercial real estate loan portfolio and obtains new appraisals on specific loans under defined parameters to assist in the determination of the periodic provision for loan losses.

Investment Securities

At March 31, 2021, the total amortized cost basis of the available-for-sale investment portfolio was $214.4 million, compared to a fair value of $204.0 million. Unrealized gains and losses on securities available-for-sale are reflected in accumulated other comprehensive loss, a component of shareholders’ equity. The amortized cost basis of the held to maturity portfolio was $69.4 million, compared to a fair value of $77.6 million.

The following table presents the composition of our securities portfolio at amortized cost and fair values at the dates indicated:

	March 31, 2021			December 31, 2020
	Amortized	Fair Value	FV as %	Amortized	Fair Value	FV as %
(dollars in thousands)	Cost	(FV)	of Total	Cost	(FV)	of Total
Securities Available-for-Sale:
U.S. government agencies	$63,646	$61,036	30%	$75,856	$76,433	34%
Residential mortgage-backed agencies	22,606	21,822	11%	22,999	22,899	10%
Commercial mortgage-backed agencies	33,257	32,757	15%	32,549	33,042	14%
Collateralized mortgage obligations	66,866	64,899	32%	70,372	70,637	31%
Obligations of state and political subdivisions	9,433	9,843	5%	10,144	10,614	5%
Collateralized debt obligations	18,556	13,649	7%	18,544	13,260	6%
Total available for sale	$214,364	$204,006	100%	$230,464	$226,885	100%
Securities Held to Maturity:
Residential mortgage-backed agencies	$38,470	$39,064	50%	$34,597	$35,732	46%
Commercial mortgage-backed agencies	9,795	10,228	13%	11,716	12,303	16%
Collateralized mortgage obligations	490	498	1%	1,348	1,406	2%
Obligations of state and political subdivisions	20,602	27,781	36%	20,602	28,171	36%
Total held to maturity	$69,357	$77,571	100%	$68,263	$77,612	100%

Total fair value of investment securities available-for-sale decreased by $22.9 million since December 31, 2020. At March 31, 2021, the securities classified as available-for-sale included a net unrealized loss of $10.4 million, which represents the difference between the fair value and amortized cost of securities in the portfolio.

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

Approximately $190.4 million of the available-for-sale portfolio was valued using Level 2 pricing and had net unrealized losses of $5.5 million at March 31, 2021. The remaining $13.6 million of the securities available-for-sale represents the entire collateralized debt obligation (“CDO”) portfolio, which was valued using significant unobservable inputs (Level 3 assets). The $4.9 million in net unrealized losses associated with this portfolio relates to nine pooled trust preferred securities that comprise the CDO portfolio. Net unrealized losses of $3.5 million represent non-credit related OTTI charges on seven of the securities, while $1.4 million of unrealized losses relates to two securities which have had no credit related OTTI.

The following table provides a summary of the trust preferred securities in the CDO portfolio and the credit status of these securities as of March 31, 2021:

Level 3 Investment Securities Available for Sale
(dollars in thousands)
Investment Description		First United Level 3 Investments				Security Credit Status
Deal	Class	Amortized Cost	Fair Market Value	Unrealized Gain/ (Loss)	Lower Credit Rating	Original Collateral	Deferrals/ Defaults as % of Original Collateral	Performing Collateral	Collateral Support	Collateral Support as % of Performing Collateral	Number of Performing Issuers/ Total Issuers
Preferred Term Security XVIII*	C	$1,894	$1,216	$(678)	C	676,565	14.82%	268,049	21,123	7.88%	40 / 56
Preferred Term Security XVIII	C	2,717	1,825	(892)	C	676,565	14.82%	268,049	21,123	7.88%	40 / 56
Preferred Term Security XIX*	C	1,840	1,495	(345)	C	700,535	6.57%	431,662	26,028	6.03%	49 / 54
Preferred Term Security XIX*	C	1,101	897	(204)	C	700,535	6.57%	431,662	26,028	6.03%	49 / 54
Preferred Term Security XIX*	C	2,551	2,094	(457)	C	700,535	6.57%	431,662	26,028	6.03%	49 / 54
Preferred Term Security XIX*	C	1,102	897	(205)	C	700,535	6.57%	431,662	26,028	6.03%	49 / 54
Preferred Term Security XXII*	C-1	1,589	1,182	(407)	C	1,386,600	10.31%	644,548	72,765	11.29%	58 / 72
Preferred Term Security XXII*	C-1	3,971	2,955	(1,016)	C	1,386,600	10.31%	644,548	72,765	11.29%	58 / 72
Preferred Term Security XXIII	C-1	1,791	1,088	(703)	C	1,467,000	14.52%	663,365	72,322	10.90%	71 / 85

Total Level 3 Securities Available for Sale		$18,556	$13,649	$(4,907)

*Security has been deemed other-than-temporarily impaired and loss has been recognized in accordance with ASC Section 320-10-35.

The terms of the debentures underlying trust preferred securities allow the issuer of the debentures to defer interest payments for up to 20 quarters, and, in such case, the terms of the related trust preferred securities allow their issuers to defer dividend payments for up to 20 quarters. Some of the issuers of the trust preferred securities in our investment portfolio have defaulted and/or deferred payments ranging from 6.57% to 14.82% of the total collateral balances underlying the securities. The securities were designed to include structural features that provide investors with credit enhancement or support to provide default protection by subordinated tranches. These features include over-collateralization of the notes or subordination, excess interest or spread which will redirect funds in situations where collateral is insufficient, and a specified order of principal payments. There are securities in our portfolio that are under-collateralized, which does represent additional stress on our tranche. However, in these cases, the terms of the securities require excess interest to be redirected from subordinate tranches as credit support, which provides additional support to our investment.

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

The market for these securities as of March 31, 2021 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive, as no new CDOs have been issued since 2007. There are currently very few market participants who are willing to effect transactions in these securities. The market values for these securities, or any securities other than those issued or guaranteed by the U.S. Department of the Treasury (the “Treasury”), are very depressed relative to historical levels. Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue. Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (a) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at March 31, 2021, (b) an income valuation approach technique (i.e. present value) that maximizes the use of relevant unobservable inputs and minimizes the use of observable inputs will be equally or more representative of fair value than a market approach, and (c) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management utilizes on an independent third party to prepare both the evaluations of OTTI and the fair value determinations for the CDO portfolio. Management does not believe that there were any material differences in the OTTI evaluations and pricing between December 31, 2020 and March 31, 2021.

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

Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that no securities had credit-related OTTI during the first three months of 2021. Additionally, there has been no change in the performing collateral, no decline in the percentage of deferrals/defaults to original collateral, and increases in collateral support for each of the positions held by the Corporation.

Deposits

The following table presents the composition of our deposits at the dates indicated:

(dollars in thousands)	March 31, 2021		December 31, 2020
Non-interest bearing demand deposits:
Retail	$485,311	33%	$420,427	30%
Interest-bearing deposits:
Demand	207,118	14%	201,571	14%
Money Market:
Retail	335,431	23%	376,096	26%
Savings deposits	214,619	15%	196,046	14%
Time deposits less than $100,000:
Retail	87,102	6%	88,728	6%
Time deposits $100,000 or more:
Retail	138,682	9%	139,498	10%
Brokered	—	0%	—	0%
Total Deposits	$1,468,263	100%	$1,422,366	100%

Total deposits at March 31, 2021 increased by $45.9 million when compared with deposits at December 31, 2020. During the first quarter of 2021, non-interest-bearing deposits increased by $64.9 million. This growth was driven by retail and commercial account growth as well as deposits from newly originated PPP loans. Traditional savings accounts increased by $18.6 million, as we continued to see significant growth in our Prime Saver product. Total demand deposits increased by $5.5 million and total money market accounts decreased by $40.7 million. The decline in money market balances was due primarily to management’s decision to move wealth management money market funds to off balance sheet products prior to quarter end due to our increasing cash balances. Time deposits less than $100,000 decreased by $1.6 million and time deposits greater than $100,000 decreased by $0.8 million as we continue to lower pricing on single-service relationships.

Borrowed Funds

The following table presents the composition of our borrowings at the dates indicated:

(in thousands)	March 31, 2021	December 31, 2020
Securities sold under agreements to repurchase	$51,454	$49,160
Total short-term borrowings	51,454	49,160
FHLB advances	$70,000	$70,000
Junior subordinated debt	30,929	30,929
Total long-term borrowings	$100,929	$100,929

Total short-term borrowings increased by $2.3 million during the first three months of 2021. This increase is due to the increase in our Treasury Management overnight investment sweep as we saw growth in balances from our existing municipality accounts. Long-term borrowings remained constant during the first three months of 2021.

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

1.Unsecured Fed Funds lines of credit with upstream correspondent banks (M&T Bank, Pacific Coast Banker’s Bank, PNC Financial Services, Atlantic Community Bankers Bank, Community Bankers Bank and Zions National Bank).

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

At March 31, 2021, we were asset sensitive.

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

Based on the simulation analysis performed at March 31, 2021 and December 31, 2020, management estimated the following changes in net interest income, assuming the indicated rate changes:

(Dollars in thousands)	March 31, 2021	December 31, 2020
+400 basis points	$5,317	$5,124
+300 basis points	$4,126	$4,067
+200 basis points	$2,863	$2,897
+100 basis points	$1,371	$1,527
-100 basis points	$(2,275)	$(2,174)

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

Management believes that no material changes in our market risks, our procedures used to evaluate and mitigate those risks, or our actual or simulated sensitivity positions have occurred since December 31, 2020. Our NII simulation analysis as of December 31, 2020 is included in Item 7 of Part II Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2020 under the heading “Market Risk and Interest Sensitivity.

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

Capital Resources

We require capital to fund loans, satisfy our obligations under the Bank’s letters of credit, meet the deposit withdrawal demands of the Bank’s customers, and satisfy our other monetary obligations. To the extent that deposits are not adequate to fund our capital requirements, we can rely on the funding sources identified above under the heading “Liquidity Management”. At March 31, 2021, the Bank had $130.0 million available through unsecured lines of credit with correspondent banks, $1.0 million available through a secured line of credit with the Fed Discount Window and approximately $120.2 million available through the FHLB. Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our ability to meet our future capital requirements.

In addition to operational requirements, the Bank and First United Corporation are subject to risk-based capital regulations, which were adopted and are monitored by federal banking regulators. These regulations are used to evaluate capital adequacy and require an analysis of an institution’s asset risk profile and off-balance sheet exposures, such as unused loan commitments and stand-by letters of credit. Based on capital ratios at March 31, 2021, both the Bank and First United Corporation are considered to be well-capitalized.

The following table presents our capital ratios as of the dates indicated:

	March 31, 2021	December 31, 2020	Required for Capital Adequacy Purposes	Required to be Well Capitalized
Total Capital (to risk-weighted assets)
Consolidated	16.24%	16.08%	8.00%	10.00%
First United Bank & Trust	15.62%	15.50%	8.00%	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated	14.99%	14.83%	6.00%	8.00%
First United Bank & Trust	14.37%	14.25%	6.00%	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated	12.76%	12.61%	4.50%	6.50%
First United Bank & Trust	14.37%	14.25%	4.50%	6.50%
Tier 1 Capital (to average assets)
Consolidated	10.22%	10.36%	4.00%	5.00%
First United Bank & Trust	9.62%	9.81%	4.00%	5.00%

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Contractual Obligations

The Corporation enters into contractual obligations in the normal course of business. Among these obligations are FHLB advances and junior subordinated debentures, operating lease agreements for banking and subsidiaries’ offices and for data processing and telecommunications equipment. Comparing March 31, 2021 to December 31, 2020, short-term borrowings increased $2.3 million, primarily due to the increase in our Treasury Management overnight investment sweep accounts as we saw growth in balances from our existing municipality accounts.

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

Commitments to extend credit in the form of consumer, commercial and business at the dates indicated were as follows:

(in thousands)	March 31, 2021	December 31, 2020
Residential Mortgage - home equity	$60,851	$59,615
Residential Mortgage - construction	15,212	12,220
Commercial	127,638	125,294
Consumer - personal credit lines	4,545	4,314
Standby letters of credit	18,668	17,675
Total	$226,914	$219,118

The increase of $7.8 million in commitments at March 31, 2021, compared to December 31, 2020 was due to continued demand for consumer and commercial construction funding during the first three months of 2021. Management will continue to monitor these balances.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is included in Item 2 of Part I of this report under the caption “Market Risk and Interest Sensitivity” and in Item 7 of Part II of First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020 under the heading “Market Risk and Interest Sensitivity” both of which are incorporated in this Item 3 by reference.

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

An evaluation of the effectiveness of these disclosure controls as of March 31, 2021 was carried out under the supervision and with the participation of management, including the PEO and the PFO. Based on that evaluation, management, including the PEO and the PFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the quarter ended March 31, 2021, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

On April 16, 2021, the Corporation entered into a Cooperation and Settlement Agreement (the “Cooperation Agreement”) with Driver Opportunity Partners I LP (“Driver Partners”) and certain of its affiliates (collectively, “Driver”) pursuant to which, among other things, (a) the Corporation agreed to voluntarily dismiss with prejudice its declaratory relief action against Driver, originally filed in the Circuit Court for Garrett Country, Maryland and then pending before the United States District Court for the District of Maryland (the “District Court”) and captioned First United Corp. v. Driver Opportunity Partners I LP, et al., No. 1:20-cv-2592-RDB; (b) Driver Partners agreed to voluntarily dismiss with prejudice (1) its lawsuit filed in the District Court captioned Driver Opportunity Partners I LP v. First United Corp., et al., No. 1:20-cv-2575 RDB and (2) its lawsuit in the District Court captioned Driver Opportunity Partners I, LP v. First United Corp., et al., No. 1:21-cv-0788 RDB; (c) Driver agreed to a general release of claims with respect to the Corporation and its affiliates and representatives; and (d) the Corporation agreed to pay to Driver, in settlement of the litigation instituted by Driver Partners and in exchange for the general release of claims given by the Driver Parties, the sum of $3,300,000 (the “Settlement Amount”). Information regarding the material terms of the Cooperation Agreement was discussed in Item 1.01 of the Corporation’s Current Report on Form 8-K filed with the SEC on April 19, 2021 under the heading, “Cooperation and Settlement Agreement”, which discussion is incorporated herein by reference.

Also, on April 16, 2021 (the “Effective Date”), First United Corporation (the “Corporation”) entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Driver Opportunity Partners I LP (“Driver Partners”) under which, pursuant to the Corporation’s stock repurchase program authorized by the Corporation’s Board of Directors on January 27, 2021, the Corporation agreed to repurchase from Driver Partners 360,737 shares of the common stock, par value $0.01 per share, of the Corporation at a purchase price of $18.00 per share.

From time to time, the Corporation is a party to various legal actions normally associated with a financial institution. In management's opinion, none of the actions that are currently pending is likely to have a material effect on the Corporation’s financial condition or results of operations.

Item 1A. Risk Factors

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020. Management does not believe that any material changes in our risk factors have occurred since they were last disclosed except as follows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits filed or furnished with this quarterly report are listed in the following Exhibit Index.

Exhibit	Description
31.1	Certifications of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
31.2	Certifications of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
32	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	The cover page of First United Corporation’s Quarterly Report on Form 10Q for the quarter ended March 31, 2021 formatted in Inline XBRL, included within the Exhibit 101 attachments (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST UNITED CORPORATION

Date: May 14, 2021	/s/ Carissa L. Rodeheaver
Carissa L. Rodeheaver, CPA
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2021	/s/ Tonya K. Sturm
Tonya K. Sturm, Senior Vice President,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)