Form 10-Q
period 2021-06-30
FIRST UNITED CORP/MD/
filed 2021-08-12
CIK 763907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For quarterly period ended June 30, 2021

◻    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock	FUNC	Nasdaq Stock Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑   No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ◻	Accelerated Filer ◻
Non-Accelerated filer ☑	Smaller Reporting Company ☑
Emerging Growth Company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻   No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,614,604 shares of common stock, par value $.01 per share, as of July 31, 2021.

INDEX TO QUARTERLY REPORT

FIRST UNITED CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

First United Corporation and Subsidiaries

Consolidated Statement of Financial Condition

(In thousands, except share data - Unaudited)

	June 30, 2021	December 31, 2020

Assets
Cash and due from banks	$190,949	$146,673
Interest bearing deposits in banks	3,473	2,759
Cash and cash equivalents	194,422	149,432
Investment securities – available for sale (at fair value)	242,013	226,885
Investment securities – held to maturity (fair value $75,574 at June 30, 2021 and $77,612 at December 31, 2020)	65,683	68,263
Restricted investment in bank stock, at cost	3,658	4,468
Loans held for sale	1,443	3,546
Loans	1,145,343	1,167,812
Unearned fees	(2,458)	(1,730)
Allowance for loan losses	(17,068)	(16,486)
Net loans	1,125,817	1,149,596
Premises and equipment, net	35,988	36,863
Goodwill	11,004	11,004
Bank owned life insurance	44,553	43,974
Deferred tax assets	7,849	7,972
Other real estate owned, net	6,756	9,386
Operating lease asset	2,414	2,408
Accrued interest receivable and other assets	22,206	19,617
Total Assets	$1,763,806	$1,733,414
Liabilities and Shareholders’ Equity
Liabilities:
Non-interest bearing deposits	$497,736	$420,427
Interest bearing deposits	958,375	1,001,939
Total deposits	1,456,111	1,422,366
Short-term borrowings	49,406	49,160
Long-term borrowings	100,929	100,929
Operating lease liability	2,945	2,958
Accrued interest payable and other liabilities	22,867	26,044
Dividends payable	992	910
Total Liabilities	1,633,250	1,602,367
Shareholders’ Equity:
Common Stock – par value $0.01 per share; Authorized 25,000,000 shares; issued and outstanding 6,614,604 shares at June 30, 2021 and 6,992,911 at December 31, 2020	66	70
Surplus	23,422	30,149
Retained earnings	135,536	129,691
Accumulated other comprehensive loss	(28,468)	(28,863)
Total Shareholders’ Equity	130,556	131,047
Total Liabilities and Shareholders’ Equity	$1,763,806	$1,733,414

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statement of Operations

(In thousands, except per share data)

	Six Months Ended
	June 30,
	2021	2020

	(Unaudited)
Interest income
Interest and fees on loans	$25,829	$26,252
Interest on investment securities
Taxable	1,984	2,652
Exempt from federal income tax	543	533
Total investment income	2,527	3,185
Other	142	283
Total interest income	28,498	29,720
Interest expense
Interest on deposits	2,145	3,482
Interest on short-term borrowings	50	49
Interest on long-term borrowings	1,304	1,646
Total interest expense	3,499	5,177
Net interest income	24,999	24,543
Provision for loan losses	665	4,821
Net interest income after provision for loan losses	24,334	19,722
Other operating income
Net gains on investments, available for sale	154	47
Net gains on investments, held to maturity	—	60
Gains on sale of residential mortgage loans	860	746
Gains/(losses) on disposal of fixed assets	16	(18)
Net gains	1,030	835
Other Income
Service charges on deposit accounts	817	992
Other service charges	432	322
Trust department	4,275	3,484
Debit card income	1,723	1,314
Bank owned life insurance	579	588
Brokerage commissions	625	479
Other	612	254
Total other income	9,063	7,433
Total other operating income	10,093	8,268
Other operating expenses
Salaries and employee benefits	10,495	10,866
FDIC premiums	366	203
Equipment	1,805	1,893
Occupancy	1,418	1,493
Data processing	1,601	2,025
Marketing	279	283
Professional services	2,661	1,904
Contract labor	333	300
Line rentals	483	438
Other real estate owned	(610)	(3)
Investor relations	430	1,106
Settlement expense	3,300	—
Other	1,398	1,924
Total other operating expenses	23,959	22,432
Income before income tax expense	10,468	5,558
Provision for income tax expense	2,635	1,233
Net Income	$7,833	$4,325
Basic net income per share	$1.15	$0.62
Diluted net income per share	$1.15	$0.62
Weighted average number of basic shares outstanding	6,803	7,018
Weighted average number of diluted shares outstanding	6,808	7,032
Dividends declared per common share	$0.30	$0.26

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statement of Operations

(In thousands, except per share data)

	Three Months Ended
	June 30,
	2021	2020

	(Unaudited)
Interest income
Interest and fees on loans	$13,097	$13,413
Interest on investment securities
Taxable	994	1,344
Exempt from federal income tax	268	273
Total investment income	1,262	1,617
Other	77	74
Total interest income	14,436	15,104
Interest expense
Interest on deposits	999	1,612
Interest on short-term borrowings	26	21
Interest on long-term borrowings	648	815
Total interest expense	1,673	2,448
Net interest income	12,763	12,656
Provision for loan losses	555	2,167
Net interest income after provision for loan losses	12,208	10,489
Other operating income
Net gains on investments, available for sale	154	47
Net gains on investments, held to maturity	—	60
Gains on sale of residential mortgage loans	272	687
Gains on disposal of fixed assets	16	—
Net gains	442	794
Other Income
Service charges on deposit accounts	412	377
Other service charges	221	32
Trust department	2,034	1,731
Debit card income	913	680
Bank owned life insurance	293	285
Brokerage commissions	357	202
Other	91	118
Total other income	4,321	3,425
Total other operating income	4,763	4,219
Other operating expenses
Salaries and employee benefits	5,507	4,943
FDIC premiums	183	160
Equipment	954	967
Occupancy	693	746
Data processing	875	973
Marketing	133	153
Professional services	1,491	1,181
Contract labor	185	149
Line rentals	268	221
Other real estate owned	(198)	(3)
Investor relations	306	1,013
Other	635	924
Total other operating expenses	11,032	11,427
Income before income tax expense	5,939	3,281
Provision for income tax expense	1,536	711
Net Income	$4,403	$2,570
Basic net income per common share	$0.66	$0.37
Diluted net income per common share	$0.66	$0.37
Weighted average number of basic shares outstanding	6,609	6,974
Weighted average number of diluted shares outstanding	6,615	6,992
Dividends declared per common share	$0.15	$0.13

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statement of Comprehensive Loss

(In thousands)

	Six Months Ended
	June 30,
	2021	2020

Comprehensive Income	(Unaudited)
Net Income	$7,833	$4,325
Other comprehensive income/(loss), net of tax and reclassification adjustments:
Net unrealized gains/(losses) on investments with OTTI	1,773	(1,506)
Net unrealized (losses)/gains on all other AFS securities	(3,281)	1,992
Net unrealized gains on HTM securities	79	494
Net unrealized gains/(losses) on cash flow hedges	371	(1,044)
Net unrealized gains/(losses) on pension	1,343	(1,516)
Net unrealized gains on SERP	110	68
Other comprehensive income/(loss), net of tax	395	(1,512)
Comprehensive income	$8,228	$2,813

	Three Months Ended
	June 30,
	2021	2020

Comprehensive Income (in thousands)	(Unaudited)
Net Income	$4,403	$2,570
Other comprehensive income, net of tax and reclassification adjustments:
Net unrealized gains/(losses) on investments with OTTI	1,544	(281)
Net unrealized gains on all other AFS securities	1,921	608
Net unrealized gains on HTM securities	34	441
Net unrealized losses on cash flow hedges	(34)	(81)
Net unrealized gains on pension	1,210	3,399
Net unrealized gains on SERP	55	34
Other comprehensive income, net of tax	4,730	4,120
Comprehensive income	$9,133	$6,690

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands, except per share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at January 1, 2021	$70	$30,149	$129,691	$(28,863)	$131,047
Net income			3,430		3,430
Other comprehensive loss				(4,335)	(4,335)
Stock based compensation		50			50
Common stock issued - 2,956 shares		46			46
Common stock dividend declared - $0.15 per share			(1,049)		(1,049)
Balance at March 31, 2021	$70	$30,245	$132,072	$(33,198)	$129,189

Net income			4,403		4,403
Other comprehensive income				4,730	4,730
Stock based compensation		296			296
Common stock issued - 3,261 shares		56			56
Common stock repurchase - 400,000 shares	(4)	(7,175)			(7,179)
Common stock dividend declared - $0.15 per share			(939)		(939)
Balance at June 30, 2021	$66	$23,422	$135,536	$(28,468)	$130,556

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

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statement of Cash Flows

(In thousands)

	Six Months Ended
	June 30,
	2021	2020

	(Unaudited)
Operating activities
Net income	$7,833	$4,325
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	665	4,821
Depreciation	1,632	1,625
Stock based compensation	402	169
Gains on sales of other real estate owned	(596)	(21)
Write-(ups)\downs of other real estate owned	(160)	39
Originations of loans held for sale	(20,744)	(34,298)
Proceeds from sale of loans held for sale	23,707	30,511
Gains from sale of loans held for sale	(860)	(746)
(Gains)/losses on disposal of fixed assets	(16)	18
Net amortization of investment securities discounts and premiums- AFS	516	62
Net amortization of investment securities discounts and premiums- HTM	168	96
Gains on sales/calls of investment securities – AFS	(154)	(47)
Gain on calls of investment securities – HTM	—	(60)
Earnings on Bank owned life insurance	(579)	(588)
Amortization of deferred loan fees	(1,979)	(1,269)
Operating lease asset	(6)	143
Decrease/(increase) in accrued interest receivable and other assets	(502)	(3,581)
Deferred tax (benefit)/expense	(22)	1
Operating lease liability	(13)	(151)
Increase in accrued interest payable and other liabilities	(2,670)	1,778
Net cash provided by operating activities	6,622	2,827
Investing activities
Proceeds from maturities/calls of investment securities - AFS	27,285	22,327
Proceeds from maturities/calls of investment securities - HTM	8,744	38,601
Proceeds from sales of investment securities - AFS	13,687	1,080
Purchases of investment securities - AFS	(58,516)	(37,664)
Purchases of investment securities - HTM	(6,332)	(18,633)
Proceeds from sales of other real estate owned	3,386	204
Proceeds from disposal of fixed assets	—	—
Net decrease/(increase) in restricted stock	810	(53)
Net decrease/(increase) in loans	45,193	(132,649)
Purchases of loans	(20,100)	—
Purchases of premises and equipment	(741)	(1,254)
Net cash provided by/(used in) investing activities	13,416	(128,041)
Financing activities
Net increase in deposits	33,745	209,537
Issuance of common stock	46	99
Cash dividends on common stock	(1,906)	(1,830)
Net increase/(decrease) in short-term borrowings	246	(12,727)
Stock repurchase	(7,179)	(2,754)
Net cash provided by financing activities	24,952	192,325
Increase in cash and cash equivalents	44,990	67,111
Cash and cash equivalents at beginning of the year	149,432	49,979
Cash and cash equivalents at end of period	$194,422	$117,090
Supplemental information
Interest paid	$3,561	$5,206
Taxes paid	$3,487	$75
Non-cash investing activities:
Transfers from loans to other real estate owned	$—	$21

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of First United Corporation and its consolidated subsidiaries, including First United Bank & Trust (the “Bank”), have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 270, Interim Reporting, and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring items, have been included. Certain prior period balances have been reclassified to conform to the current period presentation. Operating results for the three and six month periods ended June 30, 2021 are not necessarily indicative of the results that may be expected for the full year or for any future interim period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020.

As used in these notes, the terms “the Corporation” “we”, “us”, and “our” refer to First United Corporation and, unless the context clearly requires otherwise, its consolidated subsidiaries.

The Corporation has evaluated events and transactions occurring subsequent to the statement of financial condition date of June 30, 2021 for items that should potentially be recognized or disclosed in these financial statements.

Note 2 – COVID-19

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

Congress, the President, and the Board of Governors of the Federal Reserve System (the “Federal Reserve”) have taken several actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), a $2 trillion legislative package, was signed into law at the end of March 2020. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors, such as by providing funds for loans under the Paycheck Protection Program (the “PPP”) administered by the Small Business Administration (the “SBA”). Section 4013 of the CARES Act, “Temporary Relief from Troubled Debt Restructurings,” provides banks the option to temporarily suspend certain requirements under U.S. GAAP related to trouble debt restructurings (“TDRs”) for a limited period of time to account for the effects of COVID-19. Additionally, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the “Economic Aid Act”) was enacted on December 27, 2020 and provided for a second round of PPP loans. The PPP Extension Act of 2021, which was enacted on March 30, 2021, extended the PPP application deadline to May 31, 2021 and provided the SBA with additional time to process applications through June 30, 2021.  Also, the Consolidated Appropriations Act (the “CAA”) passed on December 27, 2020, which, among other things, extended the provisions of Section 4013 of the CARES Act to January 1, 2022. The Federal Reserve also took actions to mitigate the economic impact of the COVID-19 pandemic, including cutting the federal funds rate 150 basis points and targeting a 0 to 25 basis point rate. In addition to the general impact of the COVID-19 pandemic, certain provisions of the CARES Act as well as other legislative and regulatory relief efforts are expected to have a material impact on the Company’s operations.

During the first six months of 2021, we continued to assist our business customers with the PPP loan forgiveness process and to originate additional PPP loans. We remained diligent in protecting our associates and customers from the lingering effects of the pandemic, delaying opening our lobbies until April 1, 2021.  Many of our sales and support employees continue to work remotely as we have adjusted to a hybrid work environment.  We have continued to monitor our market areas, maintaining travel protocols and utilizing safety precautions while continuing to provide full banking services to our customers.

Paycheck Protection Program

The Corporation actively participated in the PPP.  On January 19, 2021, the SBA implemented a second round of funding for PPP loans.   The Corporation originated $66.1 million in PPP loans during the first six months of 2021, consisting of 870 loans with an average loan size of $80 thousand. New PPP loans are no longer available.  A total of 1,174 loans totaling $148.5 million were originated in 2020.  As of June 30, 2021, approximately $140.5 million have been forgiven with a remaining balance of $74.1 million.

COVID Modifications

While the COVID-19 pandemic has had an impact on most industries, some have been more affected than others.  In accordance with Section 4013 of the CARES Act and related regulatory pronouncements, we have not accounted for modifications of loans affected by the pandemic as troubled debt restructurings nor have we designated them as past due or nonaccrual.

As of July 16, 2021, there were six commercial loans totaling $7.3 million in total loan modifications related to the real estate rental and health care sectors.  These loans are scheduled to return to contractual payment terms within the next quarter.

Note 3 – Earnings Per Common Share

Basic earnings per common share is derived by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents. Diluted earnings per share is derived by dividing net income available to common shareholders by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents, such as restricted stock units (“RSUs”). At June 30, 2021, there were RSUs relating to 7,073 time-vested shares of common stock outstanding. There were no anti-dilutive shares at June 30, 2021 or 2020.

The following tables set forth the calculation of basic and diluted earnings per common share for the six and three months periods ended June 30, 2021 and 2020:

	Six months ended June 30,
	2021			2020
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Income	Shares	Amount
Basic Earnings Per Share:

Net income	$7,833	6,803	$1.15	$4,325	7,018	$0.62

Diluted Earnings Per Share:

Net income	$7,833	6,808	$1.15	$4,325	7,032	$0.62

	Three months ended June 30,
	2021			2020
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Income	Shares	Amount
Basic Earnings Per Share:

Net income	$4,403	6,609	$0.66	$2,570	6,974	$0.37

Diluted Earnings Per Share:

Net income	$4,403	6,615	$0.66	$2,570	6,992	$0.37

Note 4 – Investments

The following table shows a comparison of amortized cost and fair values of investment securities at June 30, 2021 and December 31, 2020:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCL
June 30, 2021
Available for Sale:
U.S. government agencies	$59,703	$367	$1,949	$58,121	$—
Residential mortgage-backed agencies	32,027	—	545	31,482	—
Commercial mortgage-backed agencies	54,361	306	477	54,190	—
Collateralized mortgage obligations	73,559	144	1,547	72,156	—
Obligations of states and political subdivisions	9,417	417	—	9,834	—
Collateralized debt obligations	18,579	—	2,349	16,230	(1,415)
Total available for sale	$247,646	$1,234	$6,867	$242,013	$(1,415)
Held to Maturity:
Residential mortgage-backed agencies	$35,595	$879	$327	$36,147	$—
Commercial mortgage-backed agencies	9,747	397	—	10,144	—
Collateralized mortgage obligations	118	1	—	119	—
Obligations of states and political subdivisions	20,223	8,941	—	29,164	—
Total held to maturity	$65,683	$10,218	$327	$75,574	$—
December 31, 2020
Available for Sale:
U.S. government agencies	$75,856	$899	$322	$76,433	$—
Residential mortgage-backed agencies	22,999	—	100	22,899	—
Commercial mortgage-backed agencies	32,549	529	36	33,042	—
Collateralized mortgage obligations	70,372	266	1	70,637	—
Obligations of states and political subdivisions	10,144	470	—	10,614	—
Collateralized debt obligations	18,544	—	5,284	13,260	(3,839)
Total available for sale	$230,464	$2,164	$5,743	$226,885	$(3,839)
Held to Maturity:
Residential mortgage-backed agencies	$34,597	$1,173	$38	$35,732	$—
Commercial mortgage-backed agencies	11,716	587	—	12,303	—
Collateralized mortgage obligations	1,348	58	—	1,406	—
Obligations of states and political subdivisions	20,602	7,569	—	28,171	—
Total held to maturity	$68,263	$9,387	$38	$77,612	$—

The following table shows the Corporation’s investment securities with gross unrealized losses and fair values at June 30, 2021 and December 31, 2020, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrealized Losses	Number of Investments	Fair Value	Unrealized Losses	Number of Investments
June 30, 2021
Available for Sale:
U.S. government agencies	$34,409	$1,949	6	$—	$—	—
Residential mortgage-backed agencies	31,481	545	3	—	—	—
Commercial mortgage-backed agencies	24,748	477	3	—	—	—
Collateralized mortgage obligations	65,230	1,547	7	—	—	—
Collateralized debt obligations	—	—	—	16,230	2,349	9
Total available for sale	$155,868	$4,518	19	$16,230	$2,349	9
Held to Maturity:
Residential mortgage-backed agencies	8,268	327	3	—	—	—
Total held to maturity	$8,268	$327	3	$—	$—	—
December 31, 2020
Available for Sale:
U.S. government agencies	$39,611	$322	7	$—	$—	—
Residential mortgage-backed agencies	22,899	100	2	—	—	—
Commercial mortgage-backed agencies	16,034	36	1	—	—	—
Collateralized mortgage obligations	39,628	1	4	—	—	—
Collateralized debt obligations	—	—	—	13,260	5,284	9
Total available for sale	$118,172	$459	14	$13,260	$5,284	9
Held to Maturity:
Residential mortgage-backed agencies	$2,973	$38	1	$—	$—	—
Total held to maturity	$2,973	$38	1	$—	$—	—

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

Management believes that the valuation of certain securities is a critical accounting policy that requires significant estimates in preparation of the Corporation’s consolidated financial statements. Management utilizes an independent third party to prepare both the impairment valuations and fair value determinations for the Corporation’s collateralized debt obligation (“CDO”) portfolio consisting of pooled trust preferred securities. See Note 9 for a discussion of the methodology used by management to determine the fair values of these securities. Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that there were no securities that had credit-related OTTI charges during the first six months of 2021 or 2020.

The Corporation believes that the investment securities that were in an unrealized loss position at June 30, 2021 do not represent other-than-temporary impairment. The Corporation does not intend to sell, nor is it anticipated that the Corporation will be required to sell, any of its impaired investment securities at a loss.

The following tables present a cumulative roll-forward of the amount of non-cash OTTI charges related to credit losses that have been recognized in earnings for the trust preferred securities held in the CDO portfolio during the six month and three month periods ended June 30, 2021 and 2020 that the Corporation does not intend to sell:

	Six Months Ended
	June 30,
(in thousands)	2021	2020
Balance of credit-related OTTI at January 1	$2,244	$2,446
Reduction for increases in cash flows expected to be collected	(101)	(101)
Balance of credit-related OTTI at June 30	$2,143	$2,345

	Three Months Ended
	June 30,
(in thousands)	2021	2020
Balance of credit-related OTTI at April 1	$2,194	$2,396
Reduction for increases in cash flows expected to be collected	(51)	(51)
Balance of credit-related OTTI at June 30	$2,143	$2,345

The amortized cost and estimated fair value of securities by contractual maturity at June 30, 2021 are shown in the following table. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2021
(in thousands)	Amortized Cost	Fair Value
Contractual Maturity
Available for Sale:
Due after one year through five years	$4,411	$4,489
Due after five years through ten years	10,063	10,238
Due after ten years	73,225	69,458
	87,699	84,185
Residential mortgage-backed agencies	32,027	31,482
Commercial mortgage-backed agencies	54,361	54,190
Collateralized mortgage obligations	73,559	72,156
Total available for sale	$247,646	$242,013
Held to Maturity:
Due after ten years	$20,223	$29,164
Residential mortgage-backed agencies	35,595	36,147
Commercial mortgage-backed agencies	9,747	10,144
Collateralized mortgage obligations	118	119
Total held to maturity	$65,683	$75,574

Note 5 – Loans and Related Allowance for Loan Losses

The following table summarizes the primary segments of the loan portfolio at June 30, 2021 and December 31, 2020:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
June 30, 2021
Individually evaluated for impairment	$7,494	$858	$—	$2,918	$—	$11,270
Collectively evaluated for impairment	354,447	130,772	229,852	361,490	57,512	1,134,073
Total loans	$361,941	$131,630	$229,852	$364,408	$57,512	$1,145,343
December 31, 2020
Individually evaluated for impairment	$3,330	$842	$—	$3,185	$102	$7,459
Collectively evaluated for impairment	365,846	116,119	266,745	375,985	35,658	1,160,353
Total loans	$369,176	$116,961	$266,745	$379,170	$35,760	$1,167,812

The commercial and industrial portfolio in the table above includes $74.1 million and $114.0 million of PPP loans at June 30, 2021 and December 31, 2020, respectively, which are 100% guaranteed by the SBA, and no allowance for loan loss (“ALL”) has been assigned to them.

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention and Substandard within the internal risk rating system at June 30, 2021 and December 31, 2020:

(in thousands)	Pass	Special Mention	Substandard	Total
June 30, 2021
Commercial real estate
Non owner-occupied	$171,876	$10,255	$6,340	$188,471
All other CRE	164,282	2,531	6,657	173,470
Acquisition and development
1-4 family residential construction	20,179	—	—	20,179
All other A&D	110,998	—	453	111,451
Commercial and industrial	212,138	6,132	11,582	229,852
Residential mortgage
Residential mortgage - term	298,413	—	5,556	303,969
Residential mortgage - home equity	59,655	—	784	60,439
Consumer	57,420	—	92	57,512
Total	$1,094,961	$18,918	$31,464	$1,145,343
December 31, 2020
Commercial real estate
Non owner-occupied	$178,670	$5,526	$6,322	$190,518
All other CRE	166,504	5,664	6,490	178,658
Acquisition and development
1-4 family residential construction	18,920	—	—	18,920
All other A&D	97,648	17	376	98,041
Commercial and industrial	245,185	8,867	12,693	266,745
Residential mortgage
Residential mortgage - term	309,177	283	6,117	315,577
Residential mortgage - home equity	62,804	—	789	63,593
Consumer	35,648	3	109	35,760
Total	$1,114,556	$20,360	$32,896	$1,167,812

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans at June 30, 2021 and December 31, 2020:

(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due and Accruing	Non- Accrual	Total Loans
June 30, 2021
Commercial real estate
Non owner-occupied	$183,896	$—	$—	$—	$—	$4,575	$188,471
All other CRE	172,913	—	—	—	—	557	173,470
Acquisition and development
1-4 family residential construction	20,179	—	—	—	—	—	20,179
All other A&D	111,045	—	—	5	5	401	111,451
Commercial and industrial	229,754	98	—	—	98	—	229,852
Residential mortgage
Residential mortgage - term	301,002	588	874	224	1,686	1,281	303,969
Residential mortgage - home equity	59,889	79	—	—	79	471	60,439
Consumer	57,280	124	64	44	232		57,512
Total	$1,135,958	$889	$938	$273	$2,100	$7,285	$1,145,343
December 31, 2020
Commercial real estate
Non owner-occupied	$190,510	$—	$—	$—	$—	$8	$190,518
All other CRE	177,360	408	—	—	408	890	178,658
Acquisition and development
1-4 family residential construction	18,920	—	—	—	—	—	18,920
All other A&D	97,660	5	—	10	15	366	98,041
Commercial and industrial	266,708	37	—	—	37	—	266,745
Residential mortgage
Residential mortgage - term	312,500	63	670	710	1,443	1,634	315,577
Residential mortgage - home equity	63,036	80	63	—	143	414	63,593
Consumer	35,473	230	26	4	260	27	35,760
Total	$1,162,167	$823	$759	$724	$2,306	$3,339	$1,167,812

The current status of commercial and industrial loans includes $74.1 million and $114.0 million of PPP loans at June 30, 2021 and December 31, 2020, respectively.

Non-accrual loans that have been subject to partial charge-offs totaled $0.5 million at June 30, 2021 and $0.2 million at December 31, 2020.  Loans secured by 1-4 family residential real estate properties in the process of foreclosure totaled $0.6 million at June 30, 2021 and $0.4 million at December 31, 2020.  Foreclosure and repossession activities were temporarily suspended as a result of COVID-19. As a percentage of the loan portfolio, accruing loans past due 30 days or more increased slightly to 0.19%, including PPP loans, or 0.20% excluding PPP loans, compared to 0.17% at June 30, 2020 and 0.20% at December 31, 2020.

The following table summarizes the primary segments of the ALL at June 30, 2021 and December 31, 2020, segregated by the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
June 30, 2021
Individually evaluated for impairment	$230	$—	$—	$20	$—	$—	$250
Collectively evaluated for impairment	$5,445	$2,500	$2,944	$4,839	$590	$500	$16,818
Total ALL	$5,675	$2,500	$2,944	$4,859	$590	$500	$17,068
December 31, 2020
Individually evaluated for impairment	$4	$13	$—	$40	$—	$—	$57
Collectively evaluated for impairment	$5,539	$2,326	$2,584	$5,110	$370	$500	$16,429
Total ALL	$5,543	$2,339	$2,584	$5,150	$370	$500	$16,486

The evaluation of the need and amount of a specific allocation of the ALL and whether a loan can be removed from impairment status is made on a quarterly basis.

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required at June 30, 2021 and December 31, 2020:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
(in thousands)	Recorded Investment	Related Allowances	Recorded Investment	Recorded Investment (1)	Unpaid Principal Balance
June 30, 2021
Commercial real estate
Non owner-occupied	$1,866	$230	$2,818	$4,684	$4,684
All other CRE	—	—	2,810	2,810	2,810
Acquisition and development
1-4 family residential construction	—	—	252	252	252
All other A&D	—	—	606	606	1,815
Commercial and industrial	—	—	—	—	2,214
Residential mortgage
Residential mortgage – term	440	15	2,007	2,447	2,627
Residential mortgage – home equity	46	5	425	471	503
Consumer	—	—	—	—	25
Total impaired loans	$2,352	$250	$8,918	$11,270	$14,930
December 31, 2020
Commercial real estate
Non owner-occupied	$111	$4	$8	$119	$119
All other CRE	—	—	3,211	3,211	3,211
Acquisition and development
1-4 family residential construction	—	—	266	266	266
All other A&D	276	13	300	576	1,724
Commercial and industrial	—	—	—	—	2,214
Residential mortgage
Residential mortgage – term	936	34	1,910	2,846	3,031
Residential mortgage – home equity	76	6	339	415	447
Consumer	—	—	26	26	51
Total impaired loans	$1,399	$57	$6,060	$7,459	$11,063

(1)	Recorded investment consists of unpaid principal balance, net of charge-offs, interest payments received applied to principal and unamortized deferred loan origination fees and cost.

The following tables present the activity in the ALL for the six and three month periods ended June 30, 2021 and 2020:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
ALL balance at January 1, 2021	$5,543	$2,339	$2,584	$5,150	$370	$500	$16,486
Charge-offs	—	(81)	—	(82)	(175)	—	(338)
Recoveries	—	110	38	29	78	—	255
Provision	132	132	322	(238)	317	—	665
ALL balance at June 30, 2021	$5,675	$2,500	$2,944	$4,859	$590	$500	$17,068
ALL balance at January 1, 2020	$2,882	$3,674	$1,341	$3,828	$312	$500	$12,537
Charge-offs	—	(31)	(232)	(98)	(223)	—	(584)
Recoveries	66	22	16	48	88	—	240
Provision	1,579	833	872	1,328	209	—	4,821
ALL balance at June 30, 2020	$4,527	$4,498	$1,997	$5,106	$386	$500	$17,014

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
ALL balance at April 1, 2021	$5,404	$2,423	$2,831	$5,028	$368	$500	$16,554
Charge-offs	—	—	—	—	(95)	—	(95)
Recoveries	—	9	2	12	31	—	54
Provision	271	68	111	(181)	286	—	555
ALL balance at June 30, 2021	$5,675	$2,500	$2,944	$4,859	$590	$500	$17,068
ALL balance at April 1, 2020	$3,816	$4,063	$1,682	$4,586	$365	$500	$15,012
Charge-offs	—	(16)	(131)	—	(91)	—	(238)
Recoveries	—	8	1	22	42	—	73
Provision	711	443	445	498	70	—	2,167
ALL balance at June 30, 2020	$4,527	$4,498	$1,997	$5,106	$386	$500	$17,014

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

The following table presents the average recorded investment in impaired loans by class and related interest income recognized for the periods indicated:

	Six months ended			Six months ended
	June 30, 2021			June 30, 2020
(in thousands)	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis
Commercial real estate
Non owner-occupied	$3,165	$6	$—	$138	$3	$—
All other CRE	3,058	69	—	3,182	73	—
Acquisition and development
1-4 family residential construction	259	6	—	285	6	—
All other A&D	599	6	—	8,436	6	1
Commercial and industrial	—	—	—	16	—	—
Residential mortgage
Residential mortgage – term	2,672	39	5	2,477	43	—
Residential mortgage – home equity	454	—	—	709	—	3
Consumer	17	—	—	14	—	—
Total	$10,224	$126	$5	$15,257	$131	$4

	Three months ended			Three months ended
	June 30, 2021			June 30, 2020
(in thousands)	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis
Commercial real estate
Non owner-occupied	$4,689	$3	$—	$132	$1	$—
All other CRE	2,982	34	—	3,258	36	—
Acquisition and development
1-4 family residential construction	255	3	—	282	3	—
All other A&D	611	3	—	8,515	3	—
Commercial and industrial	—	—	—	9	—	—
Residential mortgage
Residential mortgage – term	2,585	19	—	2,450	21	—
Residential mortgage – home equity	474	—	—	634	—	3
Consumer	11	—	—	19	—	—
Total	$11,607	$62	$—	$15,299	$64	$3

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

There were 14 loans totaling $3.8 million and $4.0 million that were classified as TDRs at June 30, 2021 and December 31, 2020, respectively.

	Temporary Rate Modification		Extension of Maturity		Modification of Payment and Other Terms
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Six months ended June 30, 2021
Commercial real estate
Non owner-occupied	—	$—	1	$109	—	$—
All other CRE	—	—	—	—	—	—
Acquisition and development
1-4 family residential construction	—	—	—	—	—	—
All other A&D	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Residential mortgage
Residential mortgage – term	—	—	—	—	—	—
Residential mortgage – home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	—	$—	1	$109	—	$—

	Temporary Rate Modification		Extension of Maturity		Modification of Payment and Other Terms
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Six months ended June 30, 2020
Commercial real estate
Non owner-occupied	—	$—	—	$—	—	$—
All other CRE	—	—	—	—	1	2,226
Acquisition and development
1-4 family residential construction	—	—	—	—	—	—
All other A&D	—	—	1	217	—	—
Commercial and industrial	—	—	—	—	—	—
Residential mortgage
Residential mortgage – term	1	46	1	230	2	245
Residential mortgage – home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	1	$46	2	$447	3	$2,471

During the six month period ended June 30, 2021, there were no new TDRs and one existing TDR that had reached its modification maturity date and was re-modified. The Bank had no significant commitments to lend additional funds to TDRs.  During the six month period ended June 30, 2020, there were no new TDRs but six existing TDRs that had reached their modification maturity dates were re-modified.  These modifications did not impact the ALL.  During the six month periods ended June 30, 2021 and 2020, there were no payment defaults.

	Temporary Rate Modification		Extension of Maturity		Modification of Payment and Other Terms
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Three months ended June 30, 2021
Commercial real estate
Non owner-occupied	—	$—	1	$109	—	$—
All other CRE	—	—	—	—	—	—
Acquisition and development
1-4 family residential construction	—	—	—	—	—	—
All other A&D	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Residential mortgage
Residential mortgage – term	—	—	—	—	—	—
Residential mortgage – home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	—	$—	1	$109	—	$—

	Temporary Rate Modification		Extension of Maturity		Modification of Payment and Other Terms
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Three months ended June 30, 2020
Commercial real estate
Non owner-occupied	—	$—	—	$—	—	$—
All other CRE	—	—	—	—	1	2,226
Acquisition and development
1-4 family residential construction	—	—	—	—	—	—
All other A&D	—	—	1	217	—	—
Commercial and industrial	—	—	—	—	—	—
Residential mortgage
Residential mortgage – term	1	46	1	230	2	245
Residential mortgage – home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	1	$46	2	$447	3	$2,471

During the three month period ended June 30, 2021, there were no new TDRs and one existing TDR that had reached its modification maturity date and was re-modified. The Bank had no significant commitments to lend additional funds to TDR borrowers.  During the three month period ended June 30, 2020, there were no new TDRs but six existing TDRs that had reached their modification maturity dates were re-modified.  These re-modifications did not impact the ALL.  During the three months ended June 30, 2021 and 2020, there were no payment defaults under TDRs.

Note 6 - Other Real Estate Owned, net

The following table presents the components of other real estate owned (“OREO”) at June 30, 2021 and December 31, 2020:

(in thousands)	June 30, 2021	December 31, 2020
Commercial real estate	$900	$945
Acquisition and development	5,856	8,441
Residential mortgage	—	—
Total OREO, net	$6,756	$9,386

The following table presents the activity in the OREO valuation allowance for the six and three month periods ended June 30, 2021 and 2020:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Balance beginning of period	$1,010	$1,790	$1,004	$1,780
Fair value adjustment	(160)	39	(164)	13
Sales of OREO	(307)	(95)	(297)	(59)
Balance at end of period	$543	$1,734	$543	$1,734

The following table presents the components of OREO (income)/expenses, net, for the six and three month periods ended June 30, 2021 and 2020:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Gains on sale of real estate, net	$(596)	$(21)	$(105)	$(11)
Fair value adjustment, net	(160)	39	(164)	13
Expenses, net	195	65	72	31
Rental and other income	(49)	(86)	(1)	(36)
Total OREO income, net	$(610)	$(3)	$(198)	$(3)

Note 7 – Fair Value of Financial Instruments

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

Management believes that the Corporation’s valuation techniques are appropriate and consistent with the techniques used by other market participants. However, the use of different methodologies and assumptions could result in a different estimate of fair values at the reporting date. The valuation techniques used by the Corporation to measure, on a recurring basis and on a non-recurring basis, the fair value of assets as of June 30, 2021 are discussed in the paragraphs that follow.

Investments – The fair value of investments is determined using a market approach. As of June 30, 2021, the U.S. Government agencies, residential and commercial mortgage-backed securities, collateralized mortgage obligations, and state and political subdivisions bonds, excluding the tax increment financing (“TIF”) bonds, were classified as Level 2 within the valuation hierarchy. Their fair values were determined based upon market-corroborated inputs and valuation matrices, which were obtained through third party data service providers or securities brokers through which the Corporation has historically transacted both purchases and sales of investment securities. The TIF bonds were classified as Level 3 within the valuation hierarchy as they are not openly traded.

The CDO segment, which consists of pooled trust preferred securities issued by banks, thrifts and insurance companies, is classified as Level 3 within the valuation hierarchy. At June 30, 2021, the Corporation owned nine trust preferred securities with an amortized cost of $18.6 million and a fair value of $16.2 million. At June 30, 2021, the market for these securities is not active and the markets for similar securities are also not active. Recent developments in the credit markets have had a negative impact on the market for CDOs. Specifically, as COVID-19 developed, which led to deteriorating performance of credit instruments, investors became less willing to buy a range of structured credit products. The result was massive spread-widening across a wide range of credit instruments, and for CDO bonds in particular. At present, we believe that it is not currently economically feasible to form new CDOs or restructure existing CDOs, as the market for CDO bonds has effectively disappeared. The market values for these securities or any securities other than those issued or guaranteed by the U.S. Department of the Treasury are depressed relative to historical levels. Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue. Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (a) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at June 30, 2021, (b) an income valuation approach technique (i.e. present value) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than a market approach, and (c) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management uses an independent third party to prepare both the evaluations of OTTI as well as the fair value determinations for its CDO portfolio. Management believes that the valuations are adequately reflected at June 30, 2021.

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

At June 30, 2021, these conditions had a minimal impact on the trust preferred bonds, although there has been a significant effect on several asset classes in the equity and fixed income markets related to COVID-19. Management will continue to review assumptions as they relate to the impact of COVID-19 during the remainder of the year.

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

Impaired loans – Fair value of the collateral dependent loans is measured based on the loan’s observable market price or the fair value of the collateral (less estimated selling costs). Collateral may be real estate and/or business assets such as equipment, inventory and/or accounts receivable. The value of business equipment, inventory and accounts receivable collateral is based on either net book value of the business’ financial statements or evaluations/appraisals obtained by the Bank.   If necessary, these values may be discounted based on management’s review and analysis.  Appraised and reported values may be discounted based on management’s historical experience, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Collateral dependent loans are reviewed and evaluated on at least a quarterly basis for additional individual reserve and adjusted accordingly, based on the factors identified above.

Other real estate owned – OREO included in the table below are considered impaired with specific write-downs. OREO is adjusted to fair value upon acquisition of the real estate collateral. Subsequently, OREO is carried at the lower of carrying value or fair value. The estimated fair value for OREO included in Level 3 is determined by independent market based appraisals and other available market information, less costs to sell, that may be reduced further based on market expectations or an executed sales agreement. If the fair value of the collateral deteriorates subsequent to initial recognition, the Company records the OREO as a nonrecurring Level 3 adjustment. Valuation techniques are consistent with those techniques applied in prior periods.

For Level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2021 and December 31, 2020, the significant unobservable inputs used in the fair value measurements were as follows:

(in thousands)	Fair Value at June 30, 2021	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:
Investment Securities – available for sale	$16,230	Discounted Cash Flow	Discount Rate	LIBOR+ 3.75%

Non-recurring:
Impaired Loans	$2,099	Market Comparable Properties	Marketability Discount	10.0% - 15.0% (1) (weighted avg 10.5%)

Other Real Estate Owned	$443	Market Comparable Properties	Marketability Discount	15.0%

(in thousands)	Fair Value at December 31, 2020	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:
Investment Securities – available for sale	$13,260	Discounted Cash Flow	Discount Rate	LIBOR+ 5.25%

Non-recurring:
Impaired Loans	$1,465	Market Comparable Properties	Marketability Discount	10.0% - 15.0% (1) (weighted avg 12.5%)

Other Real Estate Owned	$913	Market Comparable Properties	Marketability Discount	15.0%

NOTE:

(1)	Range would include discounts taken since appraisal and estimated values

For assets measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2021 and December 31, 2020 were as follows:

		Fair Value Measurements at June 30, 2021 Using
		Quoted
		Prices in	Significant
	Assets/(liabilities)	Active Markets	Other	Significant
	Measured at	for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
(in thousands)	06/30/21	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$58,121		$58,121
Residential mortgage-backed agencies	$31,482		$31,482
Commercial mortgage-backed agencies	$54,190		$54,190
Collateralized mortgage obligations	$72,156		$72,156
Obligations of states and political subdivisions	$9,834		$9,834
Collateralized debt obligations	$16,230			$16,230
Financial derivatives	$(834)		$(834)
Non-recurring:
Impaired loans	$2,099			$2,099
Other real estate owned	$443			$443

		Fair Value Measurements at December 31, 2020 Using
		Quoted
		Prices in	Significant
	Assets/(liabilities)	Active Markets	Other	Significant
	Measured at	for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
(in thousands)	12/31/20	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$76,433		$76,433
Residential mortgage-backed agencies	$22,899		$22,899
Commercial mortgage-backed agencies	$33,042		$33,042
Collateralized mortgage obligations	$70,637		$70,637
Obligations of states and political subdivisions	$10,614		$10,614
Collateralized debt obligations	$13,260			$13,260
Financial derivatives	$(1,320)		$(1,320)
Non-recurring:
Impaired loans	$1,465			$1,465
Other real estate owned	$913			$913

There were no transfers of assets between any of the fair value hierarchy for the six and three month periods ended June 30, 2021 or 2020.

The following tables show a reconciliation of the beginning and ending balances for fair valued assets measured on a recurring basis using Level 3 significant unobservable inputs for the six and three month periods ended June 30, 2021 and 2020:

Fair Value Measurements
Using Significant Unobservable Inputs
(Level 3)
Investment Securities
(in thousands)	Available for Sale
Beginning balance January 1, 2021	$13,260
Total losses realized/unrealized:
Included in other comprehensive income	2,970
Ending balance June 30, 2021	$16,230

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale
Beginning balance April 1, 2021	$13,649
Total gains realized/unrealized:
Included in other comprehensive income	2,581
Ending balance June 30, 2021	$16,230

Fair Value Measurements
Using Significant Unobservable Inputs
(Level 3)
Investment Securities
(in thousands)	Available for Sale
Beginning balance January 1, 2020	$14,354
Total losses realized/unrealized:
Included in other comprehensive loss	(2,402)
Ending balance June 30, 2020	$11,952

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale
Beginning balance April 1, 2020	$12,380
Total losses realized/unrealized:
Included in other comprehensive income	(428)
Ending balance June 30, 2020	$11,952

There were no gains or losses included in earnings attributable to the change in realized/unrealized gains or losses related to the assets for the six and three month periods ended June 30, 2021 or 2020.

The disclosed fair values may vary significantly between institutions based on the estimates and assumptions used in the various valuation methodologies. The derived fair values are subjective in nature and involve uncertainties and significant judgment. Therefore, they cannot be determined with precision. Changes in the assumptions could significantly impact the derived estimates of fair value. Disclosure of non-financial assets such as buildings, as well as certain financial instruments such as leases is not required. Accordingly, the aggregate fair values presented do not represent the underlying value of the Corporation.

The following tables present fair value information about financial instruments, whether or not recognized in the Consolidated Statement of Financial Condition, for which it is practicable to estimate that value. The actual carrying amounts and estimated fair values of the Corporation’s financial instruments that are included in the Consolidated Statement of Financial Condition are as follows:

	June 30, 2021		Fair Value Measurements
			Quoted
			Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$190,949	$190,949	$190,949
Interest bearing deposits in banks	3,473	3,473	3,473
Investment securities - AFS	242,013	242,013		$225,783	$16,230
Investment securities - HTM	65,683	75,574		46,410	29,164
Restricted bank stock	3,658	3,658		3,658
Loans, net	1,125,817	1,121,938			1,121,938
Accrued interest receivable	5,201	5,201		765	4,436
Financial Liabilities:
Deposits - non-maturity	1,256,597	1,256,597		1,256,597
Deposits - time deposits	199,514	201,160		201,160
Financial derivatives	834	834		834
Short-term borrowed funds	49,406	49,406		49,406
Long-term borrowed funds	100,929	103,176		103,176
Accrued interest payable	329	329		329
Off balance sheet financial instruments	—	—	—

	December 31, 2020		Fair Value Measurements
			Quoted
			Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$146,673	$146,673	$146,673
Interest bearing deposits in banks	2,759	2,759	2,759
Investment securities - AFS	226,885	226,885		$213,625	$13,260
Investment securities - HTM	68,263	77,612		49,442	28,170
Restricted bank stock	4,468	4,468		4,468
Loans, net	1,149,596	1,150,186			1,150,186
Accrued interest receivable	6,241	6,241		6,241
Financial Liabilities:
Deposits - non-maturity	1,194,140	1,194,140		1,194,140
Deposits - time deposits	228,226	231,241		231,241
Financial derivative	1,320	1,320		1,320
Short-term borrowed funds	49,160	49,160		49,160
Long-term borrowed funds	100,929	104,825		104,825
Accrued interest payable	391	391		391
Off balance sheet financial instruments	—	—	—

Note 8 – Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive loss for the 12 months ended December 31, 2020, the three months ended March 31, 2021, and the three months ended June 30, 2021:

	Investment	Investment
	securities-	securities-	Investment
	with OTTI	all other	securities-	Cash Flow	Pension
(in thousands)	AFS	AFS	HTM	Hedge	Plan	SERP	Total
Accumulated OCL, net:
Balance - January 1, 2020	$(2,542)	$(853)	$(899)	$(85)	$(20,417)	$(1,175)	$(25,971)
Other comprehensive income/(loss) before reclassifications	(587)	1,291	—	(869)	(3,262)	(625)	(4,052)
Amounts reclassified from accumulated other comprehensive loss	(148)	(463)	584	—	1,049	138	1,160
Balance - December 31, 2020	$(3,277)	$(25)	$(315)	$(954)	$(22,630)	$(1,662)	$(28,863)
Other comprehensive income/(loss) before reclassifications	266	(5,202)	—	405	(139)	—	(4,670)
Amounts reclassified from accumulated other comprehensive loss	(37)	—	45	—	272	55	335
Balance - March 31, 2021	$(3,048)	$(5,227)	$(270)	$(549)	$(22,497)	$(1,607)	$(33,198)
Other comprehensive income/(loss) before reclassifications	1,581	2,034	—	(34)	938	—	4,519
Amounts reclassified from accumulated other comprehensive loss	(37)	(113)	34	—	272	55	211
Balance - June 30, 2021	$(1,504)	$(3,306)	$(236)	$(583)	$(21,287)	$(1,552)	$(28,468)

The following tables present the components of other comprehensive income/(loss) for the six and three month periods ended June 30, 2021 and 2020:

	Before	Tax
Components of Other Comprehensive Income	Tax	(Expense)
(in thousands)	Amount	Benefit	Net
For the six months ended June 30, 2021
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$2,523	$(676)	$1,847
Less: accretable yield recognized in income	101	(27)	74
Net unrealized gains on investments with OTTI	2,422	(649)	1,773
Available for sale securities – all other:
Unrealized holding losses	(4,327)	1,159	(3,168)
Less: gains recognized in income	154	(41)	113
Net unrealized losses on all other AFS securities	(4,481)	1,200	(3,281)
Held to maturity securities:
Less: gains recognized in income	—	—	—
Less: amortization recognized in income	(108)	29	(79)
Net unrealized gains on HTM securities	108	(29)	79
Cash flow hedges:
Unrealized holding gains	507	(136)	371
Pension Plan:
Unrealized net actuarial gain	1,090	(291)	799
Less: amortization of unrecognized loss	(744)	200	(544)
Net pension plan liability adjustment	1,834	(491)	1,343
SERP:
Unrealized net actuarial loss	—	—	—
Less: amortization of unrecognized loss	(150)	40	(110)
Net SERP liability adjustment	150	(40)	110
Other comprehensive income	$540	$(145)	$395

	Before	Tax
Components of Other Comprehensive Loss	Tax	(Expense)
(in thousands)	Amount	Benefit	Net
For the six months ended June 30, 2020
Available for sale (AFS) securities with OTTI:
Unrealized holding losses	$(1,956)	$524	$(1,432)
Less: accretable yield recognized in income	101	(27)	74
Net unrealized losses on investments with OTTI	(2,057)	551	(1,506)
Available for sale securities – all other:
Unrealized holding gains	2,767	(741)	2,026
Less: gains recognized in income	47	(13)	34
Net unrealized gains on all other AFS securities	2,720	(728)	1,992
Held to maturity securities:
Unrealized holding gains	—	—	—
Less: gains recognized in income	60	(16)	44
Less: amortization recognized in income	(735)	197	(538)
Net unrealized gains on HTM securities	675	(181)	494
Cash flow hedges:
Unrealized holding losses	(1,425)	381	(1,044)
Pension Plan:
Unrealized net actuarial loss	(2,786)	746	(2,040)
Less: amortization of unrecognized loss	(716)	192	(524)
Net pension plan liability adjustment	(2,070)	554	(1,516)
SERP:
Unrealized net actuarial loss	—	—	—
Less: amortization of unrecognized loss	(94)	25	(69)
Less: amortization of prior service costs	1	—	1
Net SERP liability adjustment	93	(25)	68
Other comprehensive loss	$(2,064)	$552	$(1,512)

Components of Other Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the three months ended June 30, 2021
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$2,160	$(579)	$1,581
Less: accretable yield recognized in income	51	(14)	37
Net unrealized gains on investments with OTTI	2,109	(565)	1,544
Available for sale securities – all other:
Unrealized holding gains	2,778	(744)	2,034
Less: gains recognized in income	154	(41)	113
Net unrealized gains on all other AFS securities	2,624	(703)	1,921
Held to maturity securities:
Unrealized holding gains	—	—	—
Less: amortization recognized in income	(46)	12	(34)
Net unrealized gains on HTM securities	46	(12)	34
Cash flow hedges:
Unrealized holding gains	(47)	13	(34)
Pension Plan:
Unrealized net actuarial gain	1,280	(342)	938
Less: amortization of unrecognized loss	(372)	100	(272)
Net pension plan liability adjustment	1,652	(442)	1,210
SERP:
Unrealized net actuarial loss	—	—	—
Less: amortization of unrecognized loss	(73)	18	(55)
Net SERP liability adjustment	73	(18)	55
Other comprehensive income	$6,457	$(1,727)	$4,730

Components of Other Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the three months ended June 30, 2020
Available for sale (AFS) securities with OTTI:
Unrealized holding losses	$(333)	$89	$(244)
Less: accretable yield recognized in income	51	(14)	37
Net unrealized losses on investments with OTTI	(384)	103	(281)
Available for sale securities – all other:
Unrealized holding gains	877	(235)	642
Less: gains recognized in income	47	(13)	34
Net unrealized gains on all other AFS securities	830	(222)	608
Held to maturity securities:
Unrealized holding gains	—	—	—
Less: gains recognized in income	60	(16)	44
Less: amortization recognized in income	(662)	177	(485)
Net unrealized gains on HTM securities	602	(161)	441
Cash flow hedges:
Unrealized holding losses	(111)	30	(81)
Pension Plan:
Unrealized net actuarial gain	4,284	(1,147)	3,137
Less: amortization of unrecognized loss	(358)	96	(262)
Net pension plan liability adjustment	4,642	(1,243)	3,399
SERP:
Less: amortization of unrecognized loss	(47)	13	(34)
Less: amortization of prior service costs	—	—	—
Net SERP liability adjustment	47	(13)	34
Other comprehensive income	$5,626	$(1,506)	$4,120

The following table presents the details of amounts reclassified from accumulated other comprehensive loss for the six and three month periods ended June 30, 2021 and 2020:

Amounts Reclassified from	Six Months Ended
Accumulated Other Comprehensive Loss	June 30,		Affected Line Item in the Statement
(in thousands)	2021	2020	Where Net Income is Presented
Net unrealized gains on available for sale investment securities with OTTI:
Accretable yield	$101	$101	Interest income on taxable investment securities
Taxes	(27)	(27)	Provision for income tax expense
	$74	$74	Net of tax
Net unrealized gains on available for sale investment securities - all others:
Gains on sales	$154	$47	Net gains
Taxes	(41)	(13)	Provision for income tax expense
	$113	$34	Net of tax
Net unrealized losses on held to maturity securities:
Amortization	$(108)	$(735)	Interest income on taxable investment securities
Gains on calls	—	60	Net gains
Taxes	29	181	Provision for income tax expense
	$(79)	$(494)	Net of tax
Net pension plan liability adjustment:
Amortization of unrecognized loss	$(744)	$(716)	Other Expense
Taxes	200	192	Provision for income tax expense
	$(544)	$(524)	Net of tax
Net SERP liability adjustment:
Amortization of unrecognized loss	$(150)	$(94)	Other Expense
Amortization of prior service costs	—	1	Salaries and employee benefits
Taxes	40	25	Provision for income tax expense
	$(110)	$(68)	Net of tax
Total reclassifications for the period	$(546)	$(978)	Net of tax

Amounts Reclassified from	Three Months Ended
Accumulated Other Comprehensive Loss	June 30,		Affected Line Item in the Statement
(in thousands)	2021	2020	Where Net Income is Presented
Net unrealized gains on available for sale investment securities with OTTI:
Accretable Yield	$51	$51	Interest income on taxable investment securities
Taxes	(14)	(14)	Provision for income tax expense
	$37	$37	Net of tax
Net unrealized gains on available for sale investment securities - all others:
Gains on sales	$154	$47	Net gains
Taxes	(41)	(13)	Provision for income tax expense
	$113	$34	Net of tax
Net unrealized losses on held to maturity securities:
Amortization	$(46)	$(662)	Interest income on taxable investment securities
Gains on calls	—	60	Net gains
Taxes	12	161	Provision for income tax expense
	$(34)	$(441)	Net of tax
Net pension plan liability adjustment:
Amortization of unrecognized loss	$(372)	$(358)	Other expense
Amortization of prior service costs	—	—	Salaries and employee benefits
Taxes	100	96	Provision for income tax expense
	$(272)	$(262)	Net of tax
Net SERP liability adjustment:
Amortization of unrecognized loss	$(73)	$(47)	Other expense
Amortization of prior service costs	—	—	Salaries and employee benefits
Taxes	18	13	Provision for income tax expense
	$(55)	$(34)	Net of tax
Total reclassifications for the period	$(211)	$(666)	Net of tax

Note 9 – Employee Benefit Plans

The following tables present the components of the net periodic pension plan cost for First United Corporation’s noncontributory Defined Benefit Pension Plan (the “Pension Plan”) and the Bank’s Defined Benefit Supplemental Executive Retirement Plan (“Defined Benefit SERP”) for the periods indicated:

	Six Months Ended		Three Months Ended
Pension Plan	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Service cost	$78	$112	$39	$56
Interest cost	711	813	355	406
Expected return on assets	(1,785)	(1,774)	(892)	(887)
Amortization of net actuarial loss	744	716	372	358
Net pension credit included in employee benefits and other expense	$(252)	$(133)	$(126)	$(67)

	Six Months Ended		Three Months Ended
Defined Benefit SERP	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Service cost	$69	$62	$34	$31
Interest cost	119	134	59	67
Amortization of recognized loss	151	94	76	47
Amortization of prior service cost	(1)	(1)	—	—
Net Defined Benefit SERP expense included in employee benefits and other expense	$338	$289	$169	$145

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

In January 2019, the Board approved discretionary contributions to four participants totaling $123,179. The contributions had a two year vesting period that ended on December 31, 2020. In January 2020, the Board of Directors of First United Corporation approved discretionary contributions to four participants totaling $126,058. The Corporation recorded $31,514 of related compensation expense for the first six months of 2021 and 2020.  The Corporation recorded $15,757 for the second quarters of 2021 and 2020, related to these contributions. In January 2021, the Board of Directors approved discretionary contributions to three participants totaling $101,257. The Corporation recorded $25,314 of related compensation expense for the first six months of 2021 and $12,657 for the second quarter of 2021 related to these contributions. Each discretionary contribution has a two year vesting period.

Note 10 - Equity Compensation Plan Information

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

Stock based awards were made to non-employee directors in June 2020 pursuant to First United Corporation’s director compensation policy. Each director receives an annual retainer of 1,000 shares of First United Corporation common stock, plus $10,000 to be paid, at the director’s election, in cash or additional shares of common stock. In June 2020, a total of 13,160 fully vested shares of common stock were issued to directors, which had a grant date fair market value of $14.52 per share. In July 2020, a total of 916 fully vested shares of common stock were issued to a new director, which had a grant date fair market value of $11.22 per share.  In May 2021, a total of 12,726 fully vested shares of common stock were issued to directors, which had a grant date fair value of $18.50 per share.  Director stock compensation expense was $132,860 for the six months ended June 30, 2021 and $106,681 for the six months ended June 30, 2020. Director stock compensation expense was $62,644 for the three months ended June 30, 2021 and $39,698 for the three months ended June 30, 2020.

Restricted Stock Units

On March 26, 2020, pursuant to the Corporation’s Long Term Incentive Plan (the "LTIP"), which is a sub-plan of the Equity Plan, the Compensation Committee of the Corporation’s Board of Directors (the "Committee") granted RSUs to the Corporation’s principal executive officer, its principal financial officer, and certain of its other executive officers. An RSU contemplates the issuance of shares of common stock of the Corporation if and when the RSU vests.

The RSUs granted to each of the foregoing officers consist of (a) a performance vesting award for a three year performance period ending December 31, 2021, (b) a performance vesting award for a three year performance period ending December 31, 2022, and (c) a time-vesting award that will vest ratably over a three year period beginning on March 26, 2021. Target performance levels were set based on the annual budget which supports the Company’s long-term objective of achieving high performance as compared to peers. Threshold performance is the minimum level of acceptable performance as defined by the Committee and maximum performance represented a level potentially achievable under ideal circumstances. Achievement of the threshold performance level would result in each executive participant earning a payout at 50% of his or her respective target award opportunity. Achievement of the target performance level would result in the executive participant earning the target award and achievement at or above the maximum performance level would result in the executive participant earning 150% of the target opportunity. Actual results for any goal that falls between performance levels would be interpolated to calculate a proportionate award. For the performance period ending December 31, 2021, the RSUs’ performance goal is based on earnings per share for the year ending December 31, 2021. For the performance period ending December 31, 2022, the RSUs’ performance goals are based on earnings per share for the year ending December 31, 2022 and growth in tangible book value per share during the performance period. The threshold, target and maximum performance levels for these grants will be disclosed pursuant to Item 402 of Regulation S-K following the conclusion of the applicable performance period.

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

In the first quarter of 2020, RSUs relating to 19,934 performance vested shares and 5,070 time vested shares of common stock (target level) were granted, which had a grant date fair market value of $12.54 per share of common stock underlying each RSU. On March 26, 2021, 1,690 of the 5,070 time vested shares were issued to participants.  Stock compensation expense was $52,254 and $62,484 for the first six months of 2021 and 2020, respectively.  Stock compensation expense was $26,127 and $31,242 for the three month periods ended June 30, 2021 and 2020. Unrecognized compensation expense at June 30, 2021 related to unvested units was $136,300.

In May 2021, RSUs relating to 7,389 performance vested shares and 3,693 time vested shares of common stock (target level) were granted, which had a grant date fair market value of $17.93 per share of common stock underlying each RSU.  These RSUs are related to the 2021 plan granted in the second quarter of 2021. The performance vesting award for a three year performance period ending December 31, 2023, and a time-vesting award that will vest ratably over a three year period beginning on May 5, 2022. Stock compensation expense was $11,048 for the three and six month periods ended June 30, 2021.  Unrecognized compensation expense at June 30, 2021 related to unvested units was $187,806.

Note 11 – Derivative Financial Instruments

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

In March 2016, the Corporation entered into four interest rate swap contracts totaling $30.0 million notional amount, hedging future cash flows associated with floating rate trust preferred debt. These contracts included a three year $5.0 million contract that matured on September 17, 2019, a five year $5.0 million contract that matured on March 17, 2021, a seven year $5.0 million contract that matures on March 17, 2023 and a 10 year $15.0 million contract that matures on March 17, 2026. As of June 30, 2021, $20.0 million notional amount remains.

The fair value of the interest rate swap contracts was $(834) thousand and $(1.3) million at June 30, 2021 and December 31, 2020, respectively.

For the six months ended June 30, 2021, the Corporation recorded an increase in the value of the derivatives of $485 thousand and the related deferred tax of $114 thousand in net accumulated other comprehensive loss to reflect the effective portion of cash flow hedges. ASC Subtopic 815-30 requires the net accumulated other comprehensive loss to be reclassified to earnings if the hedge becomes ineffective or is terminated. There was no hedge ineffectiveness recorded for the six months ended June 30, 2021. The Corporation does not expect any material losses relating to these hedges to be reclassified into earnings within the next 12 months.

Interest rate swap agreements are entered into with counterparties that meet established credit standards and the Corporation believes that the credit risk inherent in these contracts is not significant as of June 30, 2021.

The table below discloses the impact of derivative financial instruments on the Corporation’s Consolidated Financial Statements for the six and three month periods ended June 30, 2021 and 2020.

Derivative in Cash Flow Hedging Relationships
			Amount of gain or
			(loss) recognized in
		Amount of gain or	income or derivative
	Amount of gain or	(loss) reclassified from	(ineffective portion
	(loss) recognized in	accumulated OCI into	and amount excluded
	OCI on derivative	income (effective	from effectiveness
(in thousands)	(effective portion)	portion) (a)	testing) (b)
Interest rate contracts:
Six months ended:
June 30, 2021	$371	$—	$—
June 30, 2020	(1,044)	—	—
Three months ended:
June 30, 2021	$(34)	$—	$—
June 30, 2020	(81)	—	—

Notes:

(a)	Reported as interest expense
(b)	Reported as other income

Note 12 – Revenue Recognition

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the six and three month periods ended June 30, 2021 and June 30, 2020:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Noninterest income
In-scope of Topic 606:
Service charges on deposit accounts	$817	$992	$412	$377
Other service charges	432	322	221	32
Trust department	4,275	3,484	2,034	1,731
Debit card income	1,723	1,314	913	680
Brokerage commissions	625	479	357	202
Noninterest income (in-scope of Topic 606)	7,872	6,591	3,937	3,022
Noninterest income (out-of-scope of Topic 606)	1,191	842	384	403
Total Noninterest Income	$9,063	$7,433	$4,321	$3,425

Note 13 – Regulatory Capital Requirements

The following table presents our capital ratios for the six months ended June 30, 2021.

	June 30, 2021	December 31, 2020	Required for Capital Adequacy Purposes	Required to be Well Capitalized
Total Capital (to risk-weighted assets)
Consolidated	15.80%	16.08%	8.00%	10.00%
First United Bank & Trust	14.92%	15.50%	8.00%	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated	14.55%	14.83%	6.00%	8.00%
First United Bank & Trust	13.66%	14.25%	6.00%	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated	12.37%	12.61%	4.50%	6.50%
First United Bank & Trust	13.66%	14.25%	4.50%	6.50%
Tier 1 Capital (to average assets)
Consolidated	9.94%	10.36%	4.00%	5.00%
First United Bank & Trust	9.20%	9.81%	4.00%	5.00%

As of June 30, 2021, the Bank and the Corporation are considered “well capitalized” under the regulatory framework for prompt corrective action.   The ratios at the Bank and Consolidated levels were negatively impacted primarily due to the increased funding from the Bank to the holding company related to the settlement expenses and the stock repurchase program.  The decrease at the Corporation level is related to the stock repurchase of 400,000 shares of common stock and the reduction to capital.

First United Corporation’s stock repurchase plan was initially adopted effective January 27, 2021, which authorized the repurchase of up to 400,000 shares of common stock of First United Corporation. The plan authorizes the repurchases to be conducted through open market or private transactions at such times and in such amounts per transaction as the Chairman and Chief Executive Officer of First United Corporation determines to be appropriate.

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

The following table presents the assets and liabilities subject to an enforceable master netting arrangement or repurchase agreements at June 30, 2021 and December 31, 2020.

			Net Amounts	Gross Amounts
	Gross	Gross	of (Assets)/	Not Offset in the
	Amounts of	Amounts	Liabilities	Statement of Condition
	Recognized	Offset in the	Presented in		Cash
	(Assets)/	Statement of	the Statement	Financial	Collateral	Net
(in thousands)	Liabilities	Condition	of Condition	Instruments	Pledged	Amount
June 30, 2021
Interest Rate Swap Agreements	$834	$—	$834	$(834)	$2,000	$—
Repurchase Agreements	$51,454	$—	$51,454	$(51,454)	$—	$—
December 31, 2020
Interest Rate Swap Agreements	$1,320	$—	$1,320	$(1,320)	$—	$—
Repurchase Agreements	$49,160	$—	$49,160	$(49,160)	$—	$—

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements do not represent historical facts, but are statements about management’s beliefs, plans and objectives about the future, as well as its assumptions and judgments concerning such beliefs, plans and objectives. These statements are evidenced by terms such as "anticipate," "estimate," "should," "expect," "believe," "intend," and similar expressions. Although these statements reflect management’s good faith beliefs and projections, they are not guarantees of future performance and they may not prove true. The beliefs, plans and objectives on which forward-looking statements are based involve risks and uncertainties that could cause actual results to differ materially from those addressed in the forward-looking statements. For a discussion of these risks and uncertainties, see the section of the periodic reports that First United Corporation files with the Securities and Exchange Commission entitled "Risk Factors", including the risk factor set forth in First United Corporation’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2020 entitled, “The outbreak of the recent coronavirus (‘COVID-19’), or an outbreak of another highly infectious or contagious disease, could adversely affect the Corporation’s business, financial condition and results of operations.” and any updates thereto that might be contained in subsequent reports filed by First United Corporation. The risks and uncertainties associated with the COVID-19 pandemic and its impact on the Corporation will depend on, among other things, the length of time that the pandemic continues; the duration of  the potential imposition of further restrictions on travel in the future; the effect of the pandemic on the global, national, and local economies and on the businesses of our borrowers and their ability to make payments on their obligations; the remedial actions and stimulus measures adopted by federal, state, and local governments; and the inability of employees to work due to illness, quarantine, or government mandates.

FIRST UNITED CORPORATION

First United Corporation is a Maryland corporation chartered in 1985 and a bank holding company registered with the Board of Governors of the Federal Reserve System (the “FRB”) under the Bank Holding Company Act of 1956, as amended.  The Corporation’s primary business is serving as the parent company of First United Bank & Trust, a Maryland trust company (the “Bank”), First United Statutory Trust I (“Trust I”) and First United Statutory Trust II (“Trust II” and together with Trust I, the “Trusts”), both Connecticut statutory business trusts. The Trusts were formed for the purpose of selling trust preferred securities that qualified as Tier 1 capital. The Bank has two consumer finance company subsidiaries - OakFirst Loan Center, Inc., a West Virginia corporation, and OakFirst Loan Center, LLC, a Maryland limited liability company - and two subsidiaries that it uses to hold real estate acquired through foreclosure or by deed in lieu of foreclosure - First OREO Trust, a Maryland statutory trust, and FUBT OREO I, LLC, a Maryland limited liability company. In addition, the Bank owns 99.9% of the limited partnership interests in Liberty Mews Limited Partnership; a Maryland limited partnership formed for the purpose of acquiring, developing and operating low-income housing units in Garrett County, Maryland, and 99.9% of the membership interests in MCC FUBT Fund, LC, an Ohio limited liability company formed for the purpose of acquiring, developing and operating low-income housing units in Allegany County, Maryland.

At June 30, 2021, the Corporation’s total assets were $1.8 billion, net loans were $1.1 billion, and deposits were $1.5 billion. Shareholders’ equity at June 30, 2021 was $130.6 million.

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

Congress, the President, and the FRB have taken several actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), a $2 trillion legislative package, was signed into law at the end of March 2020. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors, such as by providing funds for loans under the Paycheck Protection Program (the “PPP”) administered by the Small Business Administration (the “SBA”). Section 4013 of the CARES Act, “Temporary Relief from Troubled Debt Restructurings,” provides banks the option to temporarily suspend certain requirements under U.S. GAAP related to trouble debt restructurings (“TDRs”) for a limited period of time to account for the effects of COVID-19. Additionally, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the “Economic Aid Act”) was enacted on December 27, 2020 and provided for a second round of PPP loans. The PPP Extension Act of 2021, which was enacted on March 30, 2021, extended the PPP application deadline to May 31, 2021 and provided the SBA with additional time to process applications through June 30, 2021.  Also, the Consolidated Appropriations Act (the “CAA”) passed on December 27, 2020, which, among other things, extended the provisions of Section 4013 of the CARES Act to January 1, 2022. The Federal Reserve also took actions to mitigate the economic impact of the COVID-19 pandemic, including cutting the federal funds rate 150 basis points and targeting a 0 to 25 basis point rate. In addition to the general impact of the COVID-19 pandemic, certain provisions of the CARES Act as well as other legislative and regulatory relief efforts are expected to have a material impact on the Company’s operations.

During the first six months of 2021, we continued to assist our business customers with the PPP loan forgiveness process and to originate additional PPP loans. We remained diligent in protecting our associates and customers from the lingering effects of the pandemic, delaying opening our lobbies until April 1, 2021.  Many of our sales and support employees continue to work remotely as we have adjusted to a hybrid work environment.  We have continued to monitor our market areas, maintaining travel protocols and utilizing safety precautions while continuing to provide full banking services to our customers.

Paycheck Protection Program

The Corporation actively participated in the PPP.  On January 19, 2021, the SBA implemented a second round of funding for PPP loans.   The Corporation originated $66.1 million in PPP loans during the first six months of 2021, consisting of 870 loans with an average loan size of $80 thousand. New PPP loans are no longer available. A total of 1,174 loans totaling $148.5 million were originated in 2020. As of June 30, 2021, approximately $140.5 million have been forgiven with a remaining balance of $74.1 million.

COVID Modifications

While the COVID-19 pandemic has had an impact on most industries, some have been more affected than others.  In accordance with Section 4013 of the CARES Act and related regulatory pronouncements, we have not accounted for modifications of loans affected by the pandemic as troubled debt restructurings nor have we designated them as past due or nonaccrual.

As of July 16, 2021, there were six commercial loans totaling $7.3 million in total loan modifications related to the real estate rental and health care sectors. These loans are scheduled to return to contractual payment terms within the next quarter.

Liquidity Sources

Management has reviewed its Liquidity Contingency Funding Plan in preparation of funding needs as it relates to the COVID-19 pandemic. As of June 30, 2021, the Corporation had approximately $130.0 million in unsecured lines of credit with its correspondent banks, $1.0 million with the Federal Reserve Discount Window, and approximately $122.2 million of secured borrowings with the Federal Home Loan Bank of Atlanta (“FHLB”). Additionally, the Corporation has access to the brokered certificates of deposit market.

The Corporation was eligible to access the FRB’s Paycheck Protection Program Liquidity Facility (“PPPLF”), a source providing funding using PPP loans as collateral at 100% value.  The Corporation did not use this program, which expired on July 31, 2021.

Capital

The Corporation’s and the Bank’s capital ratios are strong, and both institutions are considered to be well-capitalized by applicable regulatory measures.

SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data for the six month periods ended June 30, 2021 and 2020 and is qualified in its entirety by the detailed information and unaudited financial statements, including the notes thereto, included elsewhere in this quarterly report.

	As of the six months ended
	June 30,
	2021	2020
Per Share Data
Basic net income per common share (1) - as reported	$1.15	$0.62
Basic net income per common share (1) - non-GAAP	1.52	0.62
Diluted net income per common share (1) - as reported	$1.15	$0.62
Diluted net income per common share (1) - non-GAAP	1.52	0.62
Basic book value per common share (1) - as reported	$19.74	$17.82
Basic book value per common share (1) - non-GAAP	20.12	17.01
Diluted book value per common share (1) - as reported	$19.72	$17.81
Diluted book value per common share (1) - non-GAAP	20.10	16.95

Significant Ratios:

Return on Average Assets (1) - as reported	0.88%	0.57%
Settlement expenses, net of income tax	0.30%	—
Adjusted Return on Average Assets (1) (non-GAAP)	1.18%	0.57%

Return on Average Equity (1) - as reported	12.21%	6.97%
Settlement expenses	2.64%	—
Income tax effect of adjustment	1.13%	—
Adjusted Return on Average Equity (1) (non-GAAP)	15.98%	6.97%

Average Equity to Average Assets	7.29%	8.15%

Capital Ratios:

Consolidated Total Capital (to risk weighted assets) - as reported	15.80%	16.08%
Consolidated Total Capital (to risk weighted assets) - (non-GAAP)	16.03%	16.08%
Consolidated Tier 1 Capital (to risk weighted assets) - as reported	14.55%	14.83%
Consolidated Tier 1 Capital (to risk weighted assets) - (non-GAAP)	14.78%	14.83%
Consolidated Common Equity Tier 1 Capital (to risk weighted assets) - as reported	12.37%	12.61%
Consolidated Common Equity Tier 1 Capital (to risk weighted assets) - (non-GAAP)	12.58%	12.61%
Consolidated Tier 1 Capital (to average assets) - as reported	9.94%	10.36%
Consolidated Tier 1 Capital (to average assets) - (non-GAAP)	10.10%	10.36%

(1) See reconciliation of this non-GAAP financial measure provided elsewhere herein associated with settlement expenses incurred during the first quarter of 2021.

Note: (a) Annualized

RESULTS OF OPERATIONS

Overview

Consolidated net income was $7.8 million, inclusive of litigation settlement expenses of $3.3 million, for the six months ended June 30, 2021 compared to $4.3 million for the six months ended June 30, 2020.  Basic and diluted net income per share for the first six months of 2021 were both $1.15, compared to basic and diluted net income per share of $0.62 for the same period of 2020, an 85.5% increase.

The increase in earnings for the first six months of 2021 was attributable to an increase in net interest income of $0.5 million, an increase in other operating income, including gains, of $1.8 million and a decrease in provision expense of $4.2 million, partially offset by an increase in other operating expenses of $1.5 million, inclusive of the $3.3 million in litigation settlement expenses.

The provision for loan losses was $0.7 million for the six month period ended June 30, 2021 and $4.8 million for the six month period ended June 30, 2020. Net charge-offs of $83 thousand were recorded for the first six months of 2021, compared to net charge offs of $0.3 million for first six months of 2020. The higher provision expense recorded in 2021 was driven by an increase in the qualitative factors reflecting the uncertainty of the economic environment related to the COVID-19 pandemic and its impact on our borrowers. The ratio of the ALL to loans outstanding, including PPP loan balances, was 1.49% at June 30, 2021 compared to 1.43% at June 30, 2020 and 1.41% at December 31, 2020.  The ratio of ALL to loans outstanding, on a non-GAAP basis, excluding PPP loan balances of $74.1 million, was 1.59% at June 30, 2021.

Net interest income, on a non-GAAP, fully-taxable equivalent (“FTE”) basis, increased by $0.5 million (1.9%) during the six months ended June 30, 2021 when compared with the six months ended June 30, 2020, driven by a $1.7 million (32.4%) decrease in interest expense, partially offset by a decrease in interest income of $1.2 million.  The net interest margin, on a FTE basis, declined for the six months ended June 30, 2021 to 3.13% compared to 3.61% for the same period of 2020.

The decrease in interest income was driven by a slight decrease in interest and fees on loans and reduced income on the investment portfolio. While the average balance of the investment portfolio increased by $65.8 million, bonds at higher yielding rates were called and replaced with lower yielding investments, resulting in a decrease in average yield on the investment portfolio of 118 basis points. The increase in the average balance of investments is due to a strategic decision in December 2020 to invest $70.0 million of excess cash into the investment portfolio. Significantly higher cash levels invested at an average yield on Fed Funds of 0.08% for the first six months of 2021, compared to 0.52% for the first six months of 2020, also negatively impacted the margin for the first six months of 2021. The increase in average balance of loans of $82.8 million, primarily driven by PPP loans, offset the declining yield in the portfolio leading to slightly reduced interest and fees on loans when comparing the first six months of 2021 to the first six months of 2020. The average balances of PPP loans of approximately $126.6 million generated $2.6 million of interest and fees but had a negative impact on the margin. The average loan yield was also negatively impacted by the low-rate environment, which resulted in loan production and loans repricing at lower rates. These factors resulted in a decrease of approximately 38 basis points in average loan yield when compared with the six months ended June 30, 2020.

The decrease in interest expense of $1.7 million, despite an increase in average interest-bearing liabilities of $117.9 million, was a direct result of a reduction in the cost of deposits of 28 basis points, a 3 basis point decrease in the cost of our short-term borrowings and a 67 basis point decrease in the cost of long-term borrowings. The decrease in the rate on long-term borrowings was primarily due to the restructuring of three long-term FHLB advances late in the fourth quarter of 2020 that resulted in a reduced weighted average rate of 80 basis points on the $70.0 million portfolio. The average balance on our interest-bearing money market accounts increased $49.1 million, while the rate on these accounts decreased by 43 basis points.   Average growth of $140.9 million in our non-interest-bearing accounts benefited our overall cost of deposits.

Other operating income, including net gains, increased $1.8 million for the six months ended June 30, 2021 when compared to the six months ended June 30, 2020. Gains on the sale of mortgages to the secondary market, which we have utilized in lieu of retaining long-term fixed rate loans in our portfolio, increased $0.1 million related to continued refinancing activity. Trust and brokerage income increased $0.9 million year-over-year due to continued growth in new client relationships and assets under management.  Debit card income increased $0.4 million for the six months ended June 30, 2021 when compared with the same period of 2020 as we continued to grow our deposit relationships and our customers increase use of our electronic services. Other income increased $0.4 million, due primarily to the receipt of insurance proceeds related to litigation claims recorded in the first quarter of 2021. Service charge income remained stable when comparing the six months of 2021 to the same time period of 2020.

Other operating expenses increased $1.5 million, inclusive of litigation settlement expenses, for the six months ended June 30, 2021 when compared with the same period of 2020.  Salaries and benefits decreased $0.4 million when compared to the six months of 2020, primarily due to reductions of $0.2 million in life and health insurance costs, a $0.5 million offset in salary expense from deferred loan origination costs primarily attributable to PPP loans and $0.1 million of reduced executive equity compensation due to a timing difference in long-term incentive grants.  These decreases were offset by an increase of $0.4 million in salaries, incentives and related payroll costs.  Federal Deposit Insurance Corporation premiums increased slightly by $0.2 million due to credits received on quarterly assessments in 2020. Equipment, occupancy and technology expenses decreased $0.6 million when compared to the six months of 2020 as we began to realize cost savings from our core processor related to a new contract negotiated in the fourth quarter of 2020. OREO expenses were a net credit in the first six months of 2021 due to $0.8 million in gains attributable to the sale of OREO properties. Professional services increased $0.8 million as a result of increased legal and professional fees, partially offset by decreased investor relations expenses related to the 2021 annual meeting of shareholders and related litigation.

Consolidated net income was $4.4 million for the second quarter of 2021 compared to $2.6 million for the second quarter of 2020.  Basic and diluted net income per common share for the second quarter of 2021 were both $0.66, compared to basic and diluted net income per common share of $0.37 for the second quarter of 2020, an 78.4% increase.

The increase in earnings for the second quarter of 2021 was due to stable net interest income (inclusive of PPP origination fee accretion), an increase in other operating income, including gains, of approximately $0.5 million, a decrease in provision expense of $1.6 million and a decrease in other operating expenses of $0.4 million.

The provision for loan losses was $0.6 million for the three month period ended June 30, 2021 and $2.2 million for the three month period ended June 30, 2020. The higher provision expense recorded in 2021 was driven by an increase in the qualitative factors reflecting the uncertainty of the economic environment related to the COVID-19 pandemic and its impact on our borrowers.

Net interest income, on a non-GAAP, FTE basis, increased $0.1 million (0.9%) during the second quarter of 2021 over the same period in 2020 and was driven by a decrease in interest expense of approximately $0.8 million (31.7%), offset by a $0.7 million (4.4%) decrease in interest income.  The net interest margin for the second quarter of 2021 was 3.15%, compared to 3.53% for the second quarter of 2020.

Participation in the PPP, with an average outstanding loan balance of $110.7 million and a loan rate of 1.0% at June 30, 2021, negatively impacted the margin for the second quarter of 2021 by 12 basis points.  However, deferred fees of approximately $1.3 million recognized during the second quarter of 2021 positively impacted the margin by 28 basis points, with a net positive impact of 16 basis points.  Continued elevated cash levels have also negatively impacted the margin. We expect to see continued margin compression during the remainder of 2021 as deposit rates approach floors and loans continue to reprice to lower rates.

The decrease in interest income was driven by a slight decrease in interest and fees on loans and reduced income on the investment portfolio. While the average balance of the investment portfolio increased by $72.3 million, bonds at higher yielding rates were called and replaced with lower yielding investments, resulting in a decrease in average yield on the investment portfolio of 128 basis points. The increase in the average balance of investments is due to a strategic decision in December 2020 to invest $70.0 million of excess cash into the investment portfolio. Significantly higher cash levels invested also negatively impacted the margin for the second quarter of 2021 when compared to the second quarter of 2020. The increase in average balance of loans of $9.0 million, primarily driven by PPP loans, offset the declining yield in the portfolio leading to slightly reduced interest and fees on loans when comparing the second quarter of 2021 to the second quarter of 2020. The average loan yield was also negatively impacted by the low-rate environment, which resulted in loan production and loans repricing at lower rates. These factors resulted in a decrease of approximately 12 basis points in average loan yield when compared with the second quarter of 2020.

The decrease in interest expense of $0.8 million, despite an increase in average interest-bearing liabilities of $81.3 million, was a direct result of a reduction in the cost of deposits of 23 basis points, a 1 basis point decrease in the cost of our short-term borrowings and a 68 basis point decrease in the cost of long-term borrowings. The decrease in the rate on long-term borrowings is primarily due to the restructuring of three long-term FHLB advances late in the fourth quarter of 2020 that resulted in a reduced weighted average rate of 80 basis points on the $70.0 million portfolio. The average balance on our interest-bearing money market accounts increased $7.9 million, while the rate on these accounts decreased by 33 basis points.   Average growth of $105.4 million in our non-interest-bearing accounts benefited our overall cost of deposits.

Other operating income, including gains, for the second quarter of 2021 increased by approximately $0.5 million when compared with the same period of 2020.  Service charge income increased by $0.2 million during the second quarter of 2021 when compared with the second quarter of 2020.  Trust and brokerage income increased $0.5 million due to increased production and market values on assets under management.  Net gains decreased $0.4 million when comparing the second quarter of 2021 to the second quarter of 2020.  While the refinancing activity continued into the second quarter of 2021, the pace of activity slowed when compared to the second quarter of 2020, which resulted in reduced gains on the sale of mortgages.

Other operating expenses decreased by $0.4 million when comparing the second quarter of 2021 to the second quarter of 2020.  This decrease was driven by reduced occupancy, equipment and technology service during the second quarter of 2021 when compared with the second quarter of 2020 as we began to see reduced costs associated with our core processor due to contract negotiations during 2020. Investor relations costs decreased by $0.7 million during the second quarter of 2021 when compared with the second quarter of 2020 due to costs associated with the 2020 annual meeting of shareholders.  These changes were partially offset by increased salaries and benefits related to a reduction in deferred loan origination costs and an increase in professional services related to final legal expenses associated with litigation that was settled in April 2021.  Other miscellaneous expenses, such as contributions, consulting, Visa processing fees, office supplies, travel and lodging, schools and seminars, and business-related meals declined. Most of the expense reductions are related to limited operations as a result of the pandemic and management’s continued focus on cost savings and efficiencies. The decreases were offset by increases in mileage, line rentals and contract labor.

The effective income tax rates as a percentage of income for the six-month periods ended June 30, 2021 and 2020 were 25.2% and 22.2%, respectively.  The increase in the tax rate was primarily due to the reduction in tax exempt income as well as the reduction in tax credits related to the expiration of a low-income housing tax credit in June 2021.

Non-GAAP Financial Measures

The Corporation believes that certain non-GAAP financial measures are meaningful because they reflect adjustments commonly made by management, investors, regulators and analysts to evaluate performance trends and the adequacy of common equity. This non-GAAP disclosure has limitations as an analytical tool, should not be viewed as a substitute for performance and financial condition measures determined in accordance with GAAP, and should not be considered in isolation or as a substitute for analysis of results as reported under GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies.

The following table presents a reconciliation of net income and basic and diluted earnings per share (as reported) to adjusted net income and adjusted basic and diluted earnings per share excluding settlement expense:

	Six months ended June 30,
	2021	2020
(in thousands, except for per share amount)
Net income - as reported	$7,833	$4,325
Adjustments:
Settlement Expense	3,300	—
Income tax effect of adjustment	(735)	—
Adjusted net income (non-GAAP)	$10,398	$4,325

Basic and Diluted earnings per share - as reported	$1.15	$0.62
Adjustments:
Settlement Expense	0.47	—
Income tax effect of adjustment	(0.10)	—
Adjusted basic and diluted earnings per share (non-GAAP)	$1.52	$0.62

The following table presents a reconciliation of basic and diluted book value per share (as reported) to adjusted basic and diluted book value per share excluding settlement expense:

	Six months ended June 30,
	2021	2020
(in thousands, except for per share amount)
Basic book value per share
Equity	130,556	124,453
Outstanding shares	6,615	6,984
Basic book value per share - as reported	$19.74	$17.82
Adjustments:
Equity without net settlement expenses	133,122	124,453
Outstanding shares	6,615	6,984
Adjusted basic book value per share (non-GAAP)	$20.12	$17.82

Diluted book value per share
Equity	130,556	124,453
Outstanding shares	6,622	6,989
Diluted book value per share - as reported	$19.72	$17.81
Adjustments:
Equity without net settlement expenses	133,122	124,453
Outstanding shares	6,622	6,989
Adjusted diluted book value per share (non-GAAP)	$20.10	$17.81

The following table presents a reconciliation of capital ratios (as reported) to adjusted ratios excluding settlement expense:

	June 30, 2021	December 31, 2020
(in thousands)
Retained Earnings - as reported	$135,536	$129,691
Adjustments:
Settlement Expense	3,300	—
Income tax effect of adjustment	(735)	—
Adjusted Retained Earnings (non-GAAP)	$138,101	$129,691

Total Capital - as reported	$192,591	$193,391
Adjustments:
Retained Earnings adjustment	2,565	—
Changes to capital due to retained earnings adjustment	265	—
Total Capital (non-GAAP)	$195,421	$193,391

Average Assets used for calculation	$1,773,016	$1,720,809

Consolidated Tier 1 Capital (to average assets) - as reported	9.94%	10.36%
Consolidated Tier 1 Capital (to average assets) - non-GAAP	10.10%	10.36%

Total risk weighted assets used for calculation	$1,208,706	$1,202,877

Consolidated Total Capital (to risk weighted assets) - as reported	15.80%	16.08%
Consolidated Total Capital (to risk weighted assets) - (non-GAAP)	16.03%	16.08%
Consolidated Tier 1 Capital (to risk weighted assets) - as reported	14.55%	14.83%
Consolidated Tier 1 Capital (to risk weighted assets) - (non-GAAP)	14.78%	14.83%
Consolidated Common Equity Tier 1 Capital (to risk weighted assets) - as reported	12.37%	12.61%
Consolidated Common Equity Tier 1 Capital (to risk weighted assets) - (non-GAAP)	12.58%	12.61%

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

The table below summarizes net interest income for the six months ended June 30, 2021 and 2020.

	GAAP		Non-GAAP - FTE
	Six Months Ended		Six Months Ended
(dollars in thousands)	2021	2020	2021	2020
Interest income	$28,498	$29,720	$28,971	$30,169
Interest expense	3,499	5,177	3,499	5,177
Net interest income	$24,999	$24,543	$25,472	$24,992
Net interest margin %	3.07%	3.54%	3.13%	3.61%

The following tables set forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the six and three month periods ended June 30, 2021 and 2020:

	Six Months Ended
	June 30,
	2021			2020
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Loans	$1,187,760	$25,873	4.39%	$1,104,922	$26,280	4.77%
Investment Securities:
Taxable	264,525	1,984	1.51%	198,418	2,652	2.69%
Non taxable	25,698	972	7.63%	25,974	954	7.39%
Total	290,223	2,956	2.05%	224,392	3,606	3.23%
Federal funds sold	155,009	63	0.08%	59,103	154	0.52%
Interest-bearing deposits with other banks	2,980	1	0.07%	753	7	1.90%
Other interest earning assets	4,054	78	3.88%	4,442	122	5.53%
Total earning assets	1,640,026	28,971	3.56%	1,393,612	30,169	4.33%
Allowance for loan losses	(16,582)			(13,936)
Non-earning assets	152,853			142,354
Total Assets	$1,776,297			$1,522,030
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$208,930	$347	0.33%	$169,055	$341	0.41%
Interest-bearing money markets	344,100	288	0.17%	295,035	877	0.60%
Savings deposits	212,342	46	0.04%	167,681	101	0.12%
Time deposits:
Less than $100k	106,506	726	1.37%	111,854	875	1.57%
$100k or more	114,908	738	1.30%	132,942	1,288	1.95%
Short-term borrowings	50,670	50	0.20%	42,975	49	0.23%
Long-term borrowings	100,929	1,304	2.61%	100,929	1,646	3.28%
Total interest-bearing liabilities	1,138,385	3,499	0.62%	1,020,471	5,177	1.02%
Non-interest-bearing deposits	481,803			340,904
Other liabilities	26,704			36,548
Shareholders’ Equity	129,405			124,107
Total Liabilities and Shareholders’ Equity	$1,776,297			$1,522,030
Net interest income and spread		$25,472	2.94%		$24,992	3.31%
Net interest margin			3.13%			3.61%

Note:

(1)	The above table reflects the average rates earned or paid stated on an FTE basis assuming a 21% tax rate for 2021 and 2020. Non-GAAP interest income on a fully taxable equivalent was $473 and $449, respectively.
(2)	Net interest margin is calculated as net interest income divided by average earning assets.
(3)	The average yields on investments are based on amortized cost.

Net interest income, on a non-GAAP, FTE basis, increased $0.5 million (1.9%) for the six months ended June 30, 2021 when compared with the same period of 2020, driven by a $1.7 million (32.4%) decrease in interest expense, partially offset by a decrease in interest income of $1.2 million. The net interest margin, on an FTE basis, declined for the six months ended June 30, 2021 to 3.13% compared to 3.61% for the same period of 2020.

The decrease in interest income was driven by a slight decrease in interest and fees on loans and reduced income on the investment portfolio. While the average balance of the investment portfolio increased by $65.8 million, bonds at higher yielding rates were called and replaced with lower yielding investments, resulting in a decrease in average yield on the investment portfolio of 118 basis points. The increase in the average balance of investments is due to a strategic decision in December 2020 to invest $70.0 million of excess cash into the investment portfolio. Significantly higher cash levels invested at an average yield on Fed Funds of 0.08% for the first six months of 2021, compared to 0.52% for the first six months of 2020, also negatively impacted the margin for the first six months of 2021. The increase in average balance of loans of $82.8 million, primarily driven by PPP loans, offset the declining yield in the portfolio leading to slightly reduced interest and fees on loans when comparing the first six months of 2021 to the first six months of 2020. The average balances of PPP loans of approximately $126.6 million generated $2.6 million of interest and fees but had a negative impact on the margin. The average loan yield was also negatively impacted by the low-rate environment, which resulted in loan production and loans repricing at lower rates. These factors resulted in a decrease of approximately 38 basis points in average loan yield when compared with the six months ended June 30, 2020.

The decrease in interest expense of $1.7 million, despite an increase in average interest-bearing liabilities of $117.9 million, was a direct result of a reduction in the cost of deposits of 28 basis points, a 3 basis point decrease in the cost of our short-term borrowings and a 68 basis point decrease in the cost of long-term borrowings. The decrease in the rate on long-term borrowings is primarily due to the restructuring of three long-term Federal Home Loan Bank advances late in the fourth quarter of 2020 that resulted in a reduced weighted average rate of 80 basis points on the $70.0 million portfolio. The average balance on our interest-bearing money market accounts increased $49.1 million, while the rate on these accounts decreased by 43 basis points.   Average growth of $140.9 million in our non-interest-bearing accounts benefited our overall cost of deposits.

	Three Months Ended
	June 30,
	2021			2020
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Assets
Loans	$1,173,007	$13,119	4.49%	$1,164,023	$13,424	4.61%
Investment Securities:
Taxable	273,196	994	1.46%	199,721	1,344	2.71%
Non taxable	25,325	480	7.60%	26,530	488	7.40%
Total	298,521	1,474	1.98%	226,251	1,832	3.26%
Federal funds sold	174,346	39	0.09%	73,089	15	0.08%
Interest-bearing deposits with other banks	3,288	—	—%	863	1	0.53%
Other interest earning assets	3,654	38	4.17%	4,468	58	5.23%
Total earning assets	1,652,816	14,670	3.56%	1,468,694	15,330	4.18%
Allowance for loan losses	(16,758)			(15,157)
Non-earning assets	147,763			146,065
Total Assets	$1,783,821			$1,599,602
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$214,310	$175	0.33%	$174,498	$157	0.36%
Interest-bearing money markets	328,100	118	0.14%	320,219	374	0.47%
Savings deposits	221,614	21	0.04%	174,295	39	0.09%
Time deposits:
Less than $100k	105,084	337	1.29%	114,288	459	1.62%
$100k or more	110,265	348	1.27%	125,152	583	1.87%
Short-term borrowings	51,035	26	0.20%	40,671	21	0.21%
Long-term borrowings	100,929	648	2.57%	100,929	815	3.25%
Total interest-bearing liabilities	1,131,337	1,673	0.59%	1,050,052	2,448	0.94%
Non-interest-bearing deposits	498,130			392,701
Other liabilities	27,085			34,152
Shareholders’ Equity	127,269			122,697
Total Liabilities and Shareholders’ Equity	$1,783,821			$1,599,602
Net interest income and spread		$12,997	2.97%		$12,882	3.24%
Net interest margin			3.15%			3.53%

Note:

(4)The above table reflects the average rates earned or paid stated on an FTE basis assuming a 21% tax rate for 2020 and 2019. Non-GAAP interest income on a fully taxable equivalent was $234 and $226, respectively.

(5)Net interest margin is calculated as net interest income divided by average earning assets.

(6)The average yields on investments are based on amortized cost.

Net interest income, on a non-GAAP, FTE basis, increased $0.1 million (0.9%) during the second quarter of 2021 over the same period in 2020 and was driven by a decrease in interest expense of approximately $0.8 million (31.7%), offset by a $0.7 million (4.4%) decrease in interest income.  The net interest margin for the second quarter of 2021 was 3.15%, compared to 3.53% for the second quarter of 2020.

Participation in the PPP, with an average outstanding loan balance of $110.7 million and a loan rate of 1.0%, negatively impacted the margin for the second quarter of 2021 by 12 basis points.  However, deferred fees of approximately $1.3 million recognized during the second quarter of 2021 positively impacted the margin by 28 basis points, with a net positive impact of 16 basis points.  Continued elevated cash levels have also negatively impacted the margin. We expect to see continued margin compression during the remainder of 2021 as deposit rates approach floors and loans continue to reprice to lower rates.

The decrease in interest income was driven by a slight decrease in interest and fees on loans and reduced income on the investment portfolio. While the average balance of the investment portfolio increased by $72.3 million, bonds at higher yielding rates were called and replaced with lower yielding investments, resulting in a decrease in average yield on the investment portfolio of 128 basis points. The increase in the average balance of investments is due to a strategic decision in December 2020 to invest $70.0 million of excess cash into the investment portfolio. Significantly higher cash levels invested also negatively impacted the margin for the second quarter of 2021 when compared to the second quarter of 2020. The increase in average balance of loans of $9.0 million, primarily driven by PPP loans, offset the declining yield in the portfolio leading to slightly reduced interest and fees on loans when comparing the second quarter of 2021 to the second quarter of 2020. The average loan yield was also negatively impacted by the low-rate environment, which resulted in loan production and loans repricing at lower rates. These factors resulted in a decrease of approximately 12 basis points in average loan yield when compared with the second quarter of 2020.

The decrease in interest expense of $0.8 million, despite an increase in average interest-bearing liabilities of $81.3 million, was a direct result of a reduction in the cost of deposits of 23 basis points, a 1 basis point decrease in the cost of our short-term borrowings and a 68 basis point decrease in the cost of long-term borrowings. The decrease in the rate on long-term borrowings is primarily due to the restructuring of three long-term Federal Home Loan Bank advances late in the fourth quarter of 2020 that resulted in a reduced weighted average rate of 80 basis points on the $70.0 million portfolio. The average balance on our interest-bearing money market accounts increased $7.9 million, while the rate on these accounts decreased by 33 basis points.   Average growth of $105.4 million in our non-interest-bearing accounts benefited our overall cost of deposits.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense for our average interest-earning assets and average interest-bearing liabilities for the six and three month periods ended June 30, 2021 and 2020:

	For the Six months ended June 30, 2021
	compared to the Six months ended June 30, 2020
(in thousands and tax equivalent basis)	Volume	Rate	Net
Interest Income:
Loans	$1,976	$(2,383)	$(407)
Taxable Investments	888	(1,556)	(668)
Non-taxable Investments	(10)	28	18
Federal funds sold	251	(342)	(91)
Interest-bearing deposits	21	(27)	(6)
Other interest earning assets	(11)	(33)	(44)
Total interest income	3,115	(4,313)	(1,198)
Interest Expense:
Interest-bearing demand deposits	81	(75)	6
Interest-bearing money markets	147	(736)	(589)
Savings deposits	27	(82)	(55)
Time deposits less than $100K	(42)	(107)	(149)
Time deposits $100K or more	(176)	(374)	(550)
Short-term borrowings	9	(8)	1
Long-term borrowings	—	(342)	(342)
Total interest expense	46	(1,724)	(1,678)
Net interest income	$3,069	$(2,589)	$480

	For the Three months ended June 30, 2021 compared to the Three months ended June 30, 2020
(in thousands and tax equivalent basis)	Volume	Rate	Net
Interest Income:
Loans	$104	$(409)	$(305)
Taxable Investments	498	(848)	(350)
Non-taxable Investments	(22)	14	(8)
Federal funds sold	20	4	24
Interest-bearing deposits	3	(4)	(1)
Other interest earning assets	(11)	(9)	(20)
Total interest income	592	(1,252)	(660)
Interest Expense:
Interest-bearing demand deposits	36	(18)	18
Interest-bearing money markets	9	(265)	(256)
Savings deposits	11	(29)	(18)
Time deposits less than $100K	(37)	(85)	(122)
Time deposits $100K or more	(70)	(165)	(235)
Short-term borrowings	5	0	5
Long-term borrowings	—	(167)	(167)
Total interest expense	(46)	(729)	(775)
Net interest income	$638	$(523)	$115

Note:

(1)	The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

The provision for loan losses was $0.7 million for the six-months ended June 30, 2021 and $4.8 million for the six-months ended June 30, 2020. Net charge-offs of $83 thousand were recorded for the first six months of 2021, compared to net charge offs of $0.3 million for first six months of 2020. The higher provision expense recorded in 2020 was driven by an increase in the qualitative factors reflecting the uncertainty of the economic environment related to the COVID-19 pandemic and its impact on our borrowers. The ratio of the ALL to loans outstanding, including PPP loan balances, was 1.49% at June 30, 2021 compared to 1.43% at June 30, 2020 and 1.41% at December 31, 2020.  The ALL to loans outstanding, on a non-GAAP basis, excluding PPP loan balances of $74.1 million, was 1.60% at June 30, 2021, and 1.55% at December 31, 2020, excluding PPP loan balances of $114.0 million. Specific allocations have been made for impaired loans where management has determined that the collateral supporting the loans is not adequate to cover the loan balance, and the qualitative factors affecting the ALL have been adjusted based on the current economic environment and the characteristics of the loan portfolio.

Other Income

	Income as % of				Income as % of
	Total Other Income				Total Other Income
	Six Months Ended				Three Months Ended
	June 30,				June 30,
(in thousands)	2021		2020		2021		2020
Service charges on deposit accounts	$817	9%	$992	13%	$412	10%	$377	11%
Other service charges	432	5%	322	4%	221	5%	32	1%
Trust department	4,275	47%	3,484	47%	2,034	47%	1,731	51%
Debit card income	1,723	19%	1,314	18%	913	21%	680	20%
Bank owned life insurance	579	6%	588	8%	293	7%	285	8%
Brokerage commissions	625	7%	479	7%	357	8%	202	6%
Other income	612	7%	254	3%	91	2%	118	3%
	$9,063	100%	$7,433	100%	$4,321	100%	$3,425	100%

Other Operating Expenses

The composition of other operating expenses for the six month periods ended June 30, 2021 and 2020 is illustrated in the following table:

	Expense as % of				Expense as % of
	Total Other Operating Expenses				Total Other Operating Expenses
	Six Months Ended				Three Months Ended
	June 30,				June 30,
(in thousands)	2021		2020		2021		2020
Salaries and employee benefits	$10,495	44%	$10,866	49%	$5,507	50%	$4,943	44%
FDIC premiums	366	2%	203	1%	183	2%	160	1%
Equipment	1,805	7%	1,893	8%	954	9%	967	8%
Occupancy	1,418	6%	1,493	7%	693	6%	746	7%
Data processing	1,601	7%	2,025	9%	875	8%	973	9%
Marketing	279	1%	283	1%	133	1%	153	1%
Professional services	2,661	11%	1,904	8%	1,491	14%	1,181	10%
Contract labor	333	1%	300	1%	185	2%	149	1%
Line rentals	483	2%	438	2%	268	2%	221	2%
Other real estate owned	(610)	(3)%	(3)	0%	(198)	(2)%	(3)	0%
Investor relations	430	2%	1,106	5%	306	3%	1,013	9%
Settlement expense	3,300	14%	—	0%
Other	1,398	6%	1,924	9%	635	6%	924	8%
	$23,959	100%	$22,432	100%	$11,032	100%	$11,427	100%

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

The effective income tax rate as a percentage of income increased to 25.2% at June 30, 2021 from 22.2% at June 30, 2020 primarily due to a reduction in tax exempt income and the reduction in low income housing tax credits that expire in June 2021.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets at June 30, 2021 increased to $1.8 billion, representing a $30.4 million increase since December 31, 2020.  During the first six months of 2021, cash and interest-bearing deposits in other banks increased by $45.0 million, the investment portfolio increased by $12.5 million and gross loans decreased by $22.5 million.  The increase in cash was due to continued deposit growth, commercial loan payoffs and normal amortization, PPP loan forgiveness, and continued refinancing of balances in our mortgage portfolio. OREO balances decreased $2.6 million due to the sale of a parcel of real estate securing a large commercial participation loan in the first quarter of 2021 and the additional sales of undeveloped lots.

Total liabilities increased by $30.9 million when compared to liabilities at December 31, 2020.  The increase in the first six months of 2021 was primarily attributable to deposit growth of $33.7 million due to stimulus programs and to growth in core relationships. Total shareholders’ equity was stable during the first six months of 2021, as net income of $7.8 million was offset by the repurchase of $7.2 million of First United Corporation common stock (400,000 shares).

Loan Portfolio

The following table presents the composition of our loan portfolio at the dates indicated:

(dollars in thousands)	June 30, 2021		December 31, 2020
Commercial real estate	$361,941	32%	$369,176	32%
Acquisition and development	131,630	11%	116,961	10%
Commercial and industrial	229,852	20%	266,745	23%
Residential mortgage	364,408	32%	379,170	32%
Consumer	57,512	5%	35,760	3%
Total Loans	$1,145,343	100%	$1,167,812	100%

Outstanding loans of $1.1 billion at June 30, 2021 reflected a decline of $22.5 million during the first six months of 2021, which was primarily attributable to core commercial loan growth offset by PPP loan forgiveness and a decline in our mortgage loan portfolio.  Commercial real estate (“CRE”) loans decreased by $7.2 million, acquisition and development (“A&D”) loans increased by $14.7 million and commercial and industrial (“C&I”) loans decreased by $36.9 million, as newly originated PPP loans and growth in portfolio loans was offset by PPP loan forgiveness.  The growth in the commercial portfolios was offset by a decline in residential mortgage loans of $14.8 million, as refinancing activity continued during the first six months of 2021. Given the current low interest rate environment, customers prefer longer-term fixed-rate loans and we continued to utilize the secondary market rather than hold these longer-term fixed rate mortgage loans in the portfolio. The consumer loan portfolio increased by $21.8 million due to the purchase of a pool of consumer loans in an effort to deploy excess cash into higher yielding, short-term assets.

Commercial loan production for the first six months of 2021 was approximately $89.2 million, with $39.2 million originated during the second quarter, exclusive of PPP loan production. SBA PPP loan production was approximately $64.3 million for the six months of 2021.  Commercial construction funding continues to ramp up as projects are entering their larger draw periods.  At June

30, 2021, unfunded, committed commercial construction loans totaled approximately $22.5 million. Commercial amortization and payoffs were approximately $69.7 million through June 30, 2021, exclusive of PPP.

Consumer mortgage loan production was approximately $57.9 million through June 30, 2021.  The production and pipeline mix of in-house, portfolio loans and investor loans remained strong as of June 30, 2021, with those loans totaling $25.0 million, consisting of $22.0 million in portfolio loans and $3.0 million in investor loans. At the end of the second quarter of 2021, management implemented special promotions for residential mortgage products to shift production towards portfolio loans and utilize excess cash balances.

Non-accrual loans totaled $7.3 million at June 30, 2021 compared to $3.3 million at December 31, 2020.  The increase in non-accrual balances at June 30, 2021 was due to the addition of two hospitality loans totaling approximately $4.5 million to non-accrual status during the first quarter of 2021.  These loans suffered reduced cash flows due to the impact of the pandemic, received modifications and were classified as substandard at December 31, 2020.  These loans have returned to their contractual payment terms but will remain on non-accrual status until the borrowers make full contractual payments for six months.

Risk Elements of Loan Portfolio

The following table presents the risk elements of our loan portfolio at the dates indicated. Management is not aware of any potential problem loans other than those listed in this table or discussed below.

(dollars in thousands)	June 30, 2021	% of Applicable Portfolio	December 31, 2020	% of Applicable Portfolio
Non-accrual loans:
Commercial real estate	$5,132	1.42%	$898	0.24%
Acquisition and development	401	0.30%	366	0.31%
Residential mortgage	1,752	0.48%	2,048	0.54%
Consumer	—	0.00%	27	0.08%
Total non-accrual loans	$7,285	0.64%	$3,339	0.29%
Accruing Loans Past Due 90 days or more:
Acquisition and development	5		10
Residential mortgage	224		710
Consumer	44		4
Total loans past due 90 days or more	$273		$724
Total non-accrual and accruing loans past due 90 days or more	$7,558		$4,063
Restructured Loans (TDRs):
Performing	$3,535		$3,657
Non-accrual (included above)	290		301
Total TDRs	$3,825		$3,958
Other real estate owned	$6,756		$9,386
Impaired loans without a valuation allowance	$8,918		$6,060
Impaired loans with a valuation allowance	2,352		1,399
Total impaired loans	$11,270		$7,459
Valuation allowance related to impaired loans	$250		$57

Performing loans considered to be impaired (including performing troubled debt restructurings, or TDRs), as defined and identified by management, amounted to $7.6 million at June 30, 2021 and $4.1 million at December 31, 2020. Loans are identified as impaired when, based on current information and events, management determines that we will be unable to collect all amounts due according to contractual terms. These loans consist primarily of A&D loans and CRE loans. The fair values are generally determined based upon independent third-party appraisals of the collateral or discounted cash flows based upon the expected proceeds. Specific allocations have been made where management believes there is insufficient collateral to repay the loan balance if liquidated and there is no secondary source of repayment available.

Loans that have been modified in reliance on Section 4013 of the CARES Act and the guidance issued thereunder are not treated as TDRs. Information about these loans can be found in Notes 2 and 5 to the consolidated financial statements presented in Item 1 of Part I of this report.

The following table presents the details of impaired loans that are TDRs by class at June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Contracts	Investment	Contracts	Investment
Performing
Commercial real estate
Non owner-occupied	2	$217	2	$224
All other CRE	1	2,144	1	2,208
Acquisition and development
1-4 family residential construction	1	252	1	266
All other A&D	1	205	1	210
Commercial and industrial	—	—	—	—
Residential mortgage
Residential mortgage – term	7	717	7	749
Residential mortgage – home equity	—	—	—	—
Consumer	—	—	—	—
Total performing	12	$3,535	12	$3,657
Non-accrual
Commercial real estate
Non owner-occupied	—	$—	—	$—
All other CRE	—	—	—	—
Acquisition and development
1-4 family residential construction	—	—	—	—
All other A&D	—	—	—	—
Commercial and industrial	—	—	—	—
Residential mortgage
Residential mortgage – term	2	290	2	301
Residential mortgage – home equity	—	—	—	—
Consumer	—	—	—	—
Total non-accrual	2	290	2	301
Total TDRs	14	$3,825	14	$3,958

The level of TDRs was $3.8 million at June 30, 2021 compared to $4.0 million at December 31, 2020, with a slight reduction due to payments made during the first six months of 2021. There were no new TDRs during the first six months of 2021.

Allowance and Provision for Loan Losses

The ALL is maintained to absorb probable incurred credit losses from the loan portfolio. The ALL is based on management’s continuing evaluation of the quality of the loan portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience, and the amount of non-performing loans.

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

The following table presents a summary of the activity in the ALL for the six months ended June 30:

(dollars in thousands)	2021	2020
Balance, January 1	$16,486	$12,537
Charge-offs:
Acquisition and development	(81)	(31)
Commercial and industrial	—	(232)
Residential mortgage	(82)	(98)
Consumer	(175)	(223)
Total charge-offs	(338)	(584)
Recoveries:
Commercial real estate	—	66
Acquisition and development	110	22
Commercial and industrial	38	16
Residential mortgage	29	48
Consumer	78	88
Total recoveries	255	240
Net credit charge-offs	(83)	(344)
Provision for loan losses	665	4,821
Balance at end of period	$17,068	$17,014

Allowance for loan losses to gross loans outstanding (as %)	1.49%	1.43%
Net credit charge-offs to average loans outstanding during the period, annualized (as %)	(0.01)%	(0.06)%

The ALL increased to $17.1 million at June 30, 2021 compared to $16.5 million at December 31, 2020.  The ratio of the ALL to loans outstanding, including PPP loan balances, was 1.49% at June 30, 2021 compared to 1.43% at June 30, 2020 and 1.41% at December 31, 2020. The ALL to loans outstanding, on a non-GAAP basis, excluding PPP loan balances of $74.1 million, was 1.60% at June 30, 2021, and 1.55% at December 31, 2020, excluding PPP loan balances of $114.0 million. This increase in 5 basis points is primarily related to the decrease in loan balances, offset slightly by the increase in the reserves.

The ratio of net charge offs to average loans for the six months ended June 30, 2021 was an annualized 0.01%, compared to 0.06% for the six months ended June 30, 2020. The CRE portfolio did not have any charge offs or recoveries in the first six months of 2021, compared to an annualized net recovery rate of 0.04% as of June 30, 2020. The A&D loans had an annualized net recovery rate of 0.05% as of June 30, 2021, compared to a net charge-off  rate of 0.01% as of June 30, 2020. The C&I portfolio had net recoveries to average loans of 0.03% as of June 30, 2021, compared to net charge-offs of 0.22% as of June 30, 2020. The residential mortgage ratios were a net charge-off rate of 0.03% as of June 30, 2021, compared to net charge-off rate of 0.02% as of June 30, 2020, and the consumer loan ratios were net charge-off rates of 0.42% and 0.75% as of June 30, 2021 and June 30, 2020, respectively. Our special assets team continues to aggressively collect on charged-off loans.

Management believes that the ALL at June 30, 2021 was adequate to provide for probable credit losses inherent in our loan portfolio. Amounts that will be recorded for the provision for loan losses in future periods will depend upon trends in the loan balances, including the composition of the loan portfolio, changes in loan quality and loss experience trends, potential recoveries on previously charged-off loans and changes in other qualitative factors. Management also applies interest rate risk, collateral value and debt service sensitivity analyses to the Commercial real estate loan portfolio and obtains new appraisals on specific loans under defined parameters to assist in the determination of the periodic provision for loan losses.

Investment Securities

At June 30, 2021, the total amortized cost basis of the available-for-sale investment portfolio was $247.6 million, compared to a fair value of $242.0 million. Unrealized gains and losses on securities available-for-sale are reflected in accumulated other comprehensive loss, a component of shareholders’ equity. The amortized cost basis of the held to maturity portfolio was $65.7 million, compared to a fair value of $75.6 million.

The following table presents the composition of our securities portfolio at amortized cost and fair values at the dates indicated:

	June 30, 2021			December 31, 2020
	Amortized	Fair Value	FV as %	Amortized	Fair Value	FV as %
(dollars in thousands)	Cost	(FV)	of Total	Cost	(FV)	of Total
Securities Available-for-Sale:
U.S. government agencies	$59,703	$58,121	24%	$75,856	$76,433	34%
Residential mortgage-backed agencies	32,027	31,482	13%	22,999	22,899	10%
Commercial mortgage-backed agencies	54,361	54,190	22%	32,549	33,042	14%
Collateralized mortgage obligations	73,559	72,156	30%	70,372	70,637	31%
Obligations of state and political subdivisions	9,417	9,834	4%	10,144	10,614	5%
Collateralized debt obligations	18,579	16,230	7%	18,544	13,260	6%
Total available for sale	$247,646	$242,013	100%	$230,464	$226,885	100%
Securities Held to Maturity:
Residential mortgage-backed agencies	$35,595	$36,147	48%	$34,597	$35,732	46%
Commercial mortgage-backed agencies	9,747	10,144	13%	11,716	12,303	16%
Collateralized mortgage obligations	118	119	0%	1,348	1,406	2%
Obligations of state and political subdivisions	20,223	29,164	39%	20,602	28,171	36%
Total held to maturity	$65,683	$75,574	100%	$68,263	$77,612	100%

Total fair value of investment securities available-for-sale increased by $15.1 million since December 31, 2020. At June 30, 2021, the securities classified as available-for-sale included a net unrealized loss of $5.6 million, which represents the difference between the fair value and amortized cost of securities in the portfolio.

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

Approximately $225.8 million of the available-for-sale portfolio was valued using Level 2 pricing and had net unrealized losses of $3.3 million at June 30, 2021. The remaining $16.2 million of the securities available-for-sale represents the entire collateralized debt obligation (“CDO”) portfolio, which was valued using significant unobservable inputs (Level 3 assets). The $2.3 million in net unrealized losses associated with this portfolio relates to nine pooled trust preferred securities that comprise the CDO portfolio. Net unrealized losses of $1.4 million represent non-credit related OTTI charges on seven of the securities, while $0.9 million of unrealized losses relates to two securities which have had no credit related OTTI.

The following table provides a summary of the trust preferred securities in the CDO portfolio and the credit status of these securities as of June 30, 2021:

Level 3 Investment Securities Available for Sale
(dollars in thousands)
Investment Description		First United Level 3 Investments				Security Credit Status
							Deferrals/			Collateral	Number of
							Defaults			Support	Performing
			Fair	Unrealized	Lower		as % of			as % of	Issuers/
		Amortized	Market	Gain/	Credit	Original	Original	Performing	Collateral	Performing	Total
Deal	Class	Cost	Value	(Loss)	Rating	Collateral	Collateral	Collateral	Support	Collateral	Issuers
Preferred Term Security XVIII*	C	$1,894	$1,443	$(451)	C	676,565	14.82%	268,049	21,124	7.88%	40 / 56
Preferred Term Security XVIII	C	2,717	2,164	(553)	C	676,565	14.82%	268,049	21,124	7.88%	40 / 56
Preferred Term Security XIX*	C	1,843	1,776	(67)	C	700,535	6.57%	412,787	28,706	6.95%	47 / 52
Preferred Term Security XIX*	C	1,103	1,066	(37)	C	700,535	6.57%	412,787	28,706	6.95%	47 / 52
Preferred Term Security XIX*	C	2,556	2,487	(69)	C	700,535	6.57%	412,787	28,706	6.95%	47 / 52
Preferred Term Security XIX*	C	1,104	1,066	(38)	C	700,535	6.57%	412,787	28,706	6.95%	47 / 52
Preferred Term Security XXII*	C-1	1,594	1,407	(187)	C	1,386,600	10.31%	624,548	72,765	11.65%	58 / 72
Preferred Term Security XXII*	C-1	3,984	3,519	(465)	C	1,386,600	10.31%	624,548	72,765	11.65%	58 / 72
Preferred Term Security XXIII	C-1	1,784	1,302	(482)	C	1,467,000	13.97%	658,365	74,616	11.33%	71 / 83

Total Level 3 Securities Available for Sale		$18,579	$16,230	$(2,349)

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

The market for these securities as of June 30, 2021 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive, as no new CDOs have been issued since 2007. There are currently very few market participants who are willing to effect transactions in these securities. The market values for these securities, or any securities other than those issued or guaranteed by the U.S. Department of the Treasury (the “Treasury”), are very depressed relative to historical levels. Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue. Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (a) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at June 30, 2021, (b) an income valuation approach technique

(i.e. present value) that maximizes the use of relevant unobservable inputs and minimizes the use of observable inputs will be equally or more representative of fair value than a market approach, and (c) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management uses an independent third party to prepare both the evaluations of OTTI and the fair value determinations for the CDO portfolio. Management does not believe that there were any material differences in the OTTI evaluations and pricing between December 31, 2020 and June 30, 2021.

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

Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that no securities had credit-related OTTI during the first six months of 2021.  Additionally, there has been no change in the performing collateral, no decline in the percentage of deferrals/defaults to original collateral, and increases in collateral support for each of the positions held by the Corporation.

Deposits

The following table presents the composition of our deposits at the dates indicated:

(dollars in thousands)	June 30, 2021		December 31, 2020
Non-interest bearing demand deposits:
Retail	$497,736	34%	$420,427	30%
Interest-bearing deposits:
Demand	207,820	14%	201,571	14%
Money Market:
Retail	322,525	22%	376,096	26%
Savings deposits	228,516	16%	196,046	14%
Time deposits less than $100,000:
Retail	80,690	6%	88,728	6%
Time deposits $100,000 or more:
Retail	118,824	8%	139,498	10%
Total Deposits	$1,456,111	100%	$1,422,366	100%

Total deposits at June 30, 2021 increased by $33.7 million when compared to deposits at December 31, 2020.  During the first six months of 2021, non-interest-bearing deposits increased by $77.3 million, driven by retail and commercial account growth partially attributable to government stimulus programs, including the most recent PPP funding round. Traditional savings accounts increased by $32.5 million, as we continued to see significant growth in our Prime Saver product and total demand deposits increased by $6.2 million. Total money market accounts decreased by $53.6 million due primarily to management’s decision to move wealth management money market funds off balance sheet in the first quarter of 2021. We believe that these funds can be readily shifted back to in-house money market accounts should liquidity needs arise in the future.  Time deposits decreased by $28.7 million, primarily in time deposits over $100,000, as we continued to reduce pricing on single-service relationships and municipal bids.

Borrowed Funds

The following table presents the composition of our borrowings at the dates indicated:

(in thousands)	June 30, 2021	December 31, 2020
Securities sold under agreements to repurchase	$49,406	$49,160
Total short-term borrowings	49,406	49,160
FHLB advances	$70,000	$70,000
Junior subordinated debt	30,929	30,929
Total long-term borrowings	$100,929	$100,929

Total short-term borrowings increased slightly by $0.2 million during the first six months of 2021. This increase was due to increased cash balances from our existing accounts. Long-term borrowings remained constant during the first six months of 2021.

Liquidity Management

Liquidity is a financial institution’s capability to meet customer demands for deposit withdrawals while funding all credit-worthy loans. The factors that determine the institution’s liquidity are:

●	Reliability and stability of core deposits;
●	Cash flow structure and pledging status of investments; and
●	Potential for unexpected loan demand.

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

It is our policy to manage our affairs so that liquidity needs are fully satisfied through normal Bank operations. That is, the Bank will manage its liquidity to minimize the need to make unplanned sales of assets or to borrow funds under emergency conditions. The Bank will use funding sources where the interest cost is relatively insensitive to market changes in the short run (periods of one year or less) to satisfy operating cash needs. The remaining normal funding will come from interest-sensitive liabilities, either deposits or borrowed funds. When the marginal cost of needed wholesale funding is lower than the cost of raising this funding in the retail markets, the Corporation may supplement retail funding with external funding sources such as:

1.	Unsecured Fed Funds lines of credit with upstream correspondent banks (M&T Bank, Pacific Coast Banker’s Bank, PNC Financial Services, Atlantic Community Bankers Bank, Community Bankers Bank and Zions National Bank).
2.	Secured advances with the FHLB, which are collateralized by eligible one to four family residential mortgage loans, home equity lines of credit, commercial real estate loans, various securities and pledged cash.
3.	Secured line of credit with the Fed Discount Window for use in borrowing funds up to 90 days, using municipal securities as collateral.
4.	Brokered deposits, including CDs and money market funds, provide a method to generate deposits quickly. These deposits are strictly rate driven but often provide the most cost-effective means of funding growth.
5.	One Way Buy CDARS/ICS funding – a form of brokered deposits that has become a viable supplement to brokered deposits obtained directly.
6.	Federal Reserve PPPLF – provides funding and uses SBA PPP loans as collateral at 100% value. This program expired on July 31, 2021.

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

At June 30, 2021, we were asset sensitive.

Our interest rate risk management goals are:

●	Ensure that the Board of Directors and senior management will provide effective oversight and ensure that risks are adequately identified, measured, monitored and controlled;
●	Enable dynamic measurement and management of interest rate risk;
●	Select strategies that optimize our ability to meet our long-range financial goals while maintaining interest rate risk within policy limits established by the Board of Directors;
●	Use both income and market value oriented techniques to select strategies that optimize the relationship between risk and return; and
●	Establish interest rate risk exposure limits for fluctuation in net interest income (“NII”), net income and economic value of equity.

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

Based on the simulation analysis performed at June 30, 2021 and December 31, 2020, management estimated the following changes in net interest income, assuming the indicated rate changes:

(Dollars in thousands)	June 30, 2021	December 31, 2020
+400 basis points	$6,342	$5,124
+300 basis points	$4,949	$4,067
+200 basis points	$3,455	$2,897
+100 basis points	$1,676	$1,527
-100 basis points	$(2,856)	$(2,174)

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

Capital Resources

We require capital to fund loans, satisfy our obligations under the Bank’s letters of credit, meet the deposit withdrawal demands of the Bank’s customers, and satisfy our other monetary obligations. To the extent that deposits are not adequate to fund our capital requirements, we can rely on the funding sources identified above under the heading “Liquidity Management”. At June 30, 2021, the Bank had $130.0 million available through unsecured lines of credit with correspondent banks, $1.0 million available through a secured line of credit with the Fed Discount Window and approximately $122.2 million available through the FHLB. Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our ability to meet our future capital requirements.

In addition to operational requirements, the Bank and First United Corporation are subject to risk-based capital regulations, which were adopted and are monitored by federal banking regulators. These regulations are used to evaluate capital adequacy and require an analysis of an institution’s asset risk profile and off-balance sheet exposures, such as unused loan commitments and stand-by letters of credit.  Based on capital ratios at June 30, 2021, both the Bank and First United Corporation are considered to be well-capitalized.

The following table presents our capital ratios as of the dates indicated:

	June 30, 2021	December 31, 2020	Required for Capital Adequacy Purposes	Required to be Well Capitalized
Total Capital (to risk-weighted assets)
Consolidated	15.80%	16.08%	8.00%	10.00%
First United Bank & Trust	14.92%	15.50%	8.00%	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated	14.55%	14.83%	6.00%	8.00%
First United Bank & Trust	13.66%	14.25%	6.00%	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated	12.37%	12.61%	4.50%	6.50%
First United Bank & Trust	13.66%	14.25%	4.50%	6.50%
Tier 1 Capital (to average assets)
Consolidated	9.94%	10.36%	4.00%	5.00%
First United Bank & Trust	9.20%	9.81%	4.00%	5.00%

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Contractual Obligations

The Corporation enters into contractual obligations in the normal course of business. Among these obligations are FHLB advances and junior subordinated debentures, operating lease agreements for banking and subsidiaries’ offices and for data processing and telecommunications equipment. Comparing June 30, 2021 to December 31, 2020, short-term borrowings increased $0.2 million, primarily due to the increase in our Treasury Management overnight investment sweep accounts as we saw growth in balances from our existing municipality accounts.

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

Commitments to extend credit in the form of consumer, commercial and business at the dates indicated were as follows:

(in thousands)	June 30, 2021	December 31, 2020
Residential Mortgage - home equity	$63,200	$59,615
Residential Mortgage - construction	18,768	12,220
Commercial	131,848	125,294
Consumer - personal credit lines	4,638	4,314
Standby letters of credit	16,685	17,675
Total	$235,139	$219,118

The increase of $16.0 million in commitments at June 30, 2021, when compared to December 31, 2020 was due to continued demand for consumer and commercial construction funding during the first six months of 2021. Management will continue to monitor these balances.

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

An evaluation of the effectiveness of these disclosure controls as of June 30, 2021 was carried out under the supervision and with the participation of management, including the PEO and the PFO. Based on that evaluation, management, including the PEO and the PFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the six months ended June 30, 2021, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
April 2021	400,000	$17.95	400,000	105,876
May 2021	—	—	—	105,876
June 2021	—	$—	—	105,876
Total	400,000	$17.95	400,000	105,876

(1)	All shares were purchased in open-market transactions pursuant to First United Corporation’s stock repurchase plan that was initially adopted effective January 27, 2021. The plan, authorized the repurchase of up to 400,000 shares of common stock of First United Corporation. The plan authorizes the repurchases to be conducted through open market or private transactions at such times and in such amounts per transaction as the Chairman and Chief Executive Officer of First United Corporation determines to be appropriate.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits filed or furnished with this quarterly report are listed in the following Exhibit Index.

Exhibit	Description
3.1

Articles of Amendment to Articles of Amendment and Restatement of First United Corporation (incorporated by reference to Exhibit 3.1 to First United Corporation’s Current Report on Form 8-K filed on June 3, 2021)

10.1

Stock Purchase Agreement, dated as of Aril 16, 2021, by and between First United Corporation and Driver Opportunity Partners I LP (incorporated by reference to Exhibit 10.1 to First United Corporation’s Current Report on Form 8-K filed on April 19, 2021)

10.2

Cooperation and Settlement Agreement, dated as of April 16, 2021, by and between First United Corporation, Driver Opportunity Partners I LP, and the other parties named therein (incorporated by reference to Exhibit 10.2 to First United Corporation’s Current Report on Form 8-K filed on April 19, 2021)

31.1	Certifications of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
31.2	Certifications of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
32	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)
101.INS	Inline XBRL Instance Document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	The cover page of First United Corporation’s Quarterly Report on Form 10Q for the quarter ended June 30, 2021 formatted in Inline XBRL, included within the Exhibit 101 attachments (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST UNITED CORPORATION

Date: August 12, 2021	/s/ Carissa L. Rodeheaver
Carissa L. Rodeheaver, CPA
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2021	/s/ Tonya K. Sturm
Tonya K. Sturm, Senior Vice President,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)