Form 10-Q
period 2021-09-30
FIRST UNITED CORP/MD/
filed 2021-11-09
CIK 763907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For quarterly period ended September 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,177,941 shares of common stock, par value $.01 per share, as of October 31, 2021.

INDEX TO QUARTERLY REPORT

FIRST UNITED CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

First United Corporation and Subsidiaries

Consolidated Statement of Financial Condition

(In thousands, except share data - Unaudited)

	September 30, 2021	December 31, 2020

Assets
Cash and due from banks	$129,062	$146,673
Interest bearing deposits in banks	5,876	2,759
Cash and cash equivalents	134,938	149,432
Investment securities – available for sale (at fair value)	235,564	226,885
Investment securities – held to maturity (fair value $71,707 at September 30, 2021 and $77,612 at December 31, 2020)	61,979	68,263
Restricted investment in bank stock, at cost	1,029	4,468
Loans held for sale	348	3,546
Loans	1,161,868	1,167,812
Unearned fees	(1,171)	(1,730)
Allowance for loan losses	(16,906)	(16,486)
Net loans	1,143,791	1,149,596
Premises and equipment, net	35,213	36,863
Goodwill	11,004	11,004
Bank owned life insurance	44,851	43,974
Deferred tax assets	7,946	7,972
Other real estate owned, net	6,663	9,386
Operating lease asset	2,331	2,408
Accrued interest receivable and other assets	22,899	19,617
Total Assets	$1,708,556	$1,733,414
Liabilities and Shareholders’ Equity
Liabilities:
Non-interest bearing deposits	$491,441	$420,427
Interest bearing deposits	953,053	1,001,939
Total deposits	1,444,494	1,422,366
Short-term borrowings	72,396	49,160
Long-term borrowings	30,929	100,929
Operating lease liability	2,854	2,958
Accrued interest payable and other liabilities	23,103	26,044
Dividends payable	993	910
Total Liabilities	1,574,769	1,602,367
Shareholders’ Equity:
Common Stock – par value $0.01 per share; Authorized 25,000,000 shares; issued and outstanding 6,617,941 shares at September 30, 2021 and 6,992,911 at December 31, 2020	66	70
Surplus	23,522	30,149
Retained earnings	138,931	129,691
Accumulated other comprehensive loss	(28,732)	(28,863)
Total Shareholders’ Equity	133,787	131,047
Total Liabilities and Shareholders’ Equity	$1,708,556	$1,733,414

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statement of Operations

(In thousands, except per share data)

	Nine Months Ended
	September 30,
	2021	2020

	(Unaudited)
Interest income
Interest and fees on loans	$39,496	$39,192
Interest on investment securities
Taxable	2,864	3,612
Exempt from federal income tax	809	809
Total investment income	3,673	4,421
Other	239	360
Total interest income	43,408	43,973
Interest expense
Interest on deposits	2,877	4,997
Interest on short-term borrowings	67	68
Interest on long-term borrowings	1,840	2,463
Total interest expense	4,784	7,528
Net interest income	38,624	36,445
Provision for loan losses	68	4,981
Net interest income after provision for loan losses	38,556	31,464
Other operating income
Net gains on investments, available for sale	154	622
Net gains on investments, held to maturity	(54)	60
Gains on sale of residential mortgage loans	996	1,480
Gains/(losses) on disposal of fixed assets	16	(151)
Net gains	1,112	2,011
Other Income
Service charges on deposit accounts	1,292	1,439
Other service charges	664	517
Trust department	6,441	5,355
Debit card income	2,623	2,052
Bank owned life insurance	877	961
Brokerage commissions	854	713
Other	835	374
Total other income	13,586	11,411
Total other operating income	14,698	13,422
Other operating expenses
Salaries and employee benefits	16,214	16,244
FDIC premiums	575	404
Equipment	2,837	2,871
Occupancy	2,102	2,200
Data processing	2,420	3,155
Marketing	408	405
Professional services	3,276	2,506
Contract labor	486	480
Line rentals	606	654
Other real estate owned	(460)	3
Investor relations	546	1,160
Settlement expense	3,300	—
FHLB prepayment penalty	2,368	—
Other	2,308	2,890
Total other operating expenses	36,986	32,972
Income before income tax expense	16,268	11,914
Provision for income tax expense	4,047	2,629
Net Income	$12,221	$9,285
Basic net income per share	$1.81	$1.32
Diluted net income per share	$1.81	$1.32
Weighted average number of basic shares outstanding	6,741	7,008
Weighted average number of diluted shares outstanding	6,746	7,019
Dividends declared per common share	$0.45	$0.39

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statement of Operations

(In thousands, except per share data)

	Three Months Ended
	September 30,
	2021	2020

	(Unaudited)
Interest income
Interest and fees on loans	$13,667	$12,940
Interest on investment securities
Taxable	880	960
Exempt from federal income tax	266	276
Total investment income	1,146	1,236
Other	97	77
Total interest income	14,910	14,253
Interest expense
Interest on deposits	732	1,515
Interest on short-term borrowings	17	19
Interest on long-term borrowings	536	817
Total interest expense	1,285	2,351
Net interest income	13,625	11,902
Provision for loan losses	(597)	160
Net interest income after provision for loan losses	14,222	11,742
Other operating income
Net gains on investments, available for sale	—	575
Net gains on investments, held to maturity	(54)	—
Gains on sale of residential mortgage loans	136	734
Gains on disposal of fixed assets	—	(133)
Net gains	82	1,176
Other Income
Service charges on deposit accounts	475	447
Other service charges	232	195
Trust department	2,166	1,871
Debit card income	900	738
Bank owned life insurance	298	373
Brokerage commissions	229	234
Other	223	120
Total other income	4,523	3,978
Total other operating income	4,605	5,154
Other operating expenses
Salaries and employee benefits	5,719	5,378
FDIC premiums	209	201
Equipment	1,032	978
Occupancy	684	707
Data processing	819	1,130
Marketing	129	122
Professional services	615	602
Contract labor	153	180
Line rentals	123	216
Other real estate owned	150	6
Investor relations	116	54
FHLB prepayment penalty	2,368	—
Other	910	966
Total other operating expenses	13,027	10,540
Income before income tax expense	5,800	6,356
Provision for income tax expense	1,412	1,396
Net Income	$4,388	$4,960
Basic net income per common share	$0.66	$0.70
Diluted net income per common share	$0.66	$0.70
Weighted average number of basic shares outstanding	6,617	6,988
Weighted average number of diluted shares outstanding	6,624	6,993
Dividends declared per common share	$0.15	$0.13

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statement of Comprehensive Income

(In thousands)

	Nine Months Ended
	September 30,
	2021	2020

Comprehensive Income	(Unaudited)
Net Income	$12,221	$9,285
Other comprehensive income, net of tax and reclassification adjustments:
Net unrealized gains/(losses) on investments with OTTI	2,286	(1,025)
Net unrealized (losses)/gains on all other AFS securities	(3,799)	1,336
Net unrealized gains on HTM securities	110	548
Net unrealized gains/(losses) on cash flow hedges	450	(972)
Net unrealized gains on pension	919	131
Net unrealized gains on SERP	165	102
Other comprehensive income, net of tax	131	120
Comprehensive income	$12,352	$9,405

	Three Months Ended
	September 30,
	2021	2020

Comprehensive Income (in thousands)	(Unaudited)
Net Income	$4,388	$4,960
Other comprehensive income, net of tax and reclassification adjustments:
Net unrealized gains on investments with OTTI	513	481
Net unrealized losses on all other AFS securities	(518)	(656)
Net unrealized gains on HTM securities	31	54
Net unrealized gains on cash flow hedges	79	72
Net unrealized (losses)/gains on pension	(424)	1,647
Net unrealized gains on SERP	55	34
Other comprehensive (loss)/income, net of tax	(264)	1,632
Comprehensive income	$4,124	$6,592

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands, except per share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at January 1, 2021	$70	$30,149	$129,691	$(28,863)	$131,047
Net income			3,430		3,430
Other comprehensive loss				(4,335)	(4,335)
Stock based compensation		50			50
Common stock issued - 2,956 shares		46			46
Common stock dividend declared - $0.15 per share			(1,049)		(1,049)
Balance at March 31, 2021	$70	$30,245	$132,072	$(33,198)	$129,189
Net income			4,403		4,403
Other comprehensive income				4,730	4,730
Stock based compensation		296			296
Common stock issued - 3,261 shares		56			56
Common stock repurchase - 400,000 shares	(4)	(7,175)			(7,179)
Common stock dividend declared - $0.15 per share			(939)		(939)
Balance at June 30, 2021	$66	$23,422	$135,536	$(28,468)	$130,556
Net income			4,388		4,388
Other comprehensive loss				(264)	(264)
Stock based compensation		43			43
Common stock issued - 3,337 shares		57			57
Common stock dividend declared - $0.15 per share			(993)		(993)
Balance at September 30, 2021	$66	$23,522	$138,931	$(28,732)	$133,787

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

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statement of Cash Flows

(In thousands)

	Nine Months Ended
	September 30,
	2021	2020

	(Unaudited)
Operating activities
Net income	$12,221	$9,285
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	68	4,981
Depreciation	2,453	2,463
Stock based compensation	445	221
Gains on sales of other real estate owned	(594)	(93)
Write-(ups)\downs of other real estate owned	(160)	102
Originations of loans held for sale	(23,618)	(54,039)
Proceeds from sale of loans held for sale	27,758	52,057
Gains from sale of loans held for sale	(942)	(1,480)
(Gains)/losses on disposal of fixed assets	(16)	151
Net amortization of investment securities discounts and premiums- AFS	790	212
Net amortization of investment securities discounts and premiums- HTM	276	225
Gains on sales/calls of investment securities – AFS	(154)	(622)
Losses/(gains) on investment securities – HTM	54	(60)
Earnings on Bank owned life insurance	(877)	(961)
Amortization of deferred loan fees	(3,228)	(1,908)
Operating lease asset	77	216
Increase in accrued interest receivable and other assets	(1,638)	(2,624)
Deferred tax (benefit)/expense	(48)	—
Operating lease liability	(104)	(228)
Increase in accrued interest payable and other liabilities	(2,326)	(96)
Net cash provided by operating activities	10,437	7,802
Investing activities
Proceeds from maturities/calls of investment securities - AFS	40,045	40,572
Proceeds from maturities/calls of investment securities - HTM	12,286	43,226
Proceeds from sales of investment securities - AFS	13,687	30,831
Purchases of investment securities - AFS	(65,101)	(92,440)
Purchases of investment securities - HTM	(6,332)	(18,633)
Proceeds from sales of other real estate owned	3,477	514
Proceeds from disposal of fixed assets	39	728
Net decrease/(increase) in restricted stock	3,439	(53)
Net decrease/(increase) in loans	67,908	(139,367)
Purchases of loans	(58,943)	—
Purchases of premises and equipment	(826)	(1,322)
Net cash provided by/(used in) investing activities	9,679	(135,944)
Financing activities
Net increase in deposits	22,128	235,253
Issuance of common stock	103	148
Cash dividends on common stock	(2,898)	(2,739)
Net increase in short-term borrowings	23,236	3,861
Stock repurchase	(7,179)	(2,754)
Net decrease in long-term borrowings	(70,000)	—
Net cash (used in)/provided by financing activities	(34,610)	233,769
(Decrease)/increase in cash and cash equivalents	(14,494)	105,627
Cash and cash equivalents at beginning of the year	149,432	49,979
Cash and cash equivalents at end of period	$134,938	$155,606
Supplemental information
Interest paid	$5,033	$7,610
Taxes paid	$4,637	$625
Non-cash investing activities:
Transfers from loans to other real estate owned	$—	$183

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of First United Corporation and its consolidated subsidiaries, including First United Bank & Trust (the “Bank”), have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 270, Interim Reporting, and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring items, have been included. Certain prior period balances have been reclassified to conform to the current period presentation. Operating results for the three and nine month periods ended September 30, 2021 are not necessarily indicative of the results that may be expected for the full year or for any future interim period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020.

As used in these notes, the terms “the Corporation” “we”, “us”, and “our” refer to First United Corporation and, unless the context clearly requires otherwise, its consolidated subsidiaries.

The Corporation has evaluated events and transactions occurring subsequent to the statement of financial condition date of September 30, 2021 for items that should potentially be recognized or disclosed in these financial statements.

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

Congress, the President, and the Board of Governors of the Federal Reserve System (the “Federal Reserve”) have taken several actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), a $2 trillion legislative package, was signed into law at the end of March 2020. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors, such as by providing funds for loans under the Paycheck Protection Program (the “PPP”) administered by the Small Business Administration (the “SBA”). Section 4013 of the CARES Act, “Temporary Relief from Troubled Debt Restructurings,” provides banks the option to temporarily suspend certain requirements under U.S. GAAP related to trouble debt restructurings (“TDRs”) for a limited period of time to account for the effects of COVID-19. Additionally, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the “Economic Aid Act”) was enacted on December 27, 2020 and provided for a second round of PPP loans. The PPP Extension Act of 2021, which was enacted on March 30, 2021, extended the PPP application deadline to May 31, 2021 and provided the SBA with additional time to process applications through June 30, 2021.  Also, the Consolidated Appropriations Act (the “CAA”) passed on December 27, 2020, which, among other things, extended the provisions of Section 4013 of the CARES Act to January 1, 2022. The Federal Reserve’s actions have included cutting the federal funds rate 150 basis points and targeting a 0 to 25 basis point rate. In addition to the general impact of the COVID-19 pandemic, certain provisions of the CARES Act as well as other legislative and regulatory relief efforts are expected to have a material impact on the Corporation’s operations.

During the first nine months of 2021, we continued to assist our business customers with the PPP loan forgiveness process and to originate additional PPP loans through the third round of funding. We remained diligent in protecting our associates and customers from the lingering effects of the pandemic, delaying opening our lobbies until April 1, 2021.  During the third quarter, we made the decision to reclose our lobbies as COVID cases increased in most of our markets and staffing was at reduced levels.  Many of our sales and support employees continue to work remotely as we have adjusted to a hybrid work environment.  We have continued to monitor our market areas, maintaining travel protocols and utilizing safety precautions while continuing to provide full banking services to our customers.

Paycheck Protection Program

The Corporation continues to actively participate in the PPP.  On January 19, 2021, the SBA implemented a third round of funding for PPP loans.

During 2020, the Corporation originated a total of $148.5 million in PPP loans under the first and second rounds of funding, consisting of 1,174 loans with an average loan size of $162 thousand.  During 2021, the Corporation originated a total of $66.1 million in PPP loans under the third round of funding, consisting of 870 loans with an average loan size of $80 thousand.

Net PPP origination fees recognized in the first nine months of 2021 were $3.2 million due to amortization and forgiveness, compared to $2.4 million in 2020.

During 2020, 290 PPP loans, totaling $34.5 million were forgiven, resulting in 885 loans with a remaining balance of $114.0 million at December 31, 2020.   During the first nine months of 2021, an additional 1,384 PPP loans originated under all three rounds, with an aggregate principal balance of $150.0 million, were forgiven, resulting in 371 loans with a total remaining balance of $30.3 million at September 30, 2021.

Of the 2,046 PPP loans originated by the Corporation since the PPP’s inception, 1,675 loans, totaling $184.9 million, have been forgiven through the end of third quarter 2021, representing 86% of the number of loans originated and 82% of originated principal balances.

COVID Modifications

While the COVID-19 pandemic has had an impact on most industries, some have been more affected than others.  In accordance with Section 4013 of the CARES Act and related regulatory pronouncements, we have not accounted for modifications of loans affected by the pandemic as troubled debt restructurings (“TDRs”) nor have we designated them as past due or nonaccrual.

As of October 15, 2021, modified loans not treated as TDRs consisted of eleven commercial loans relating to real estate rental, food services and health care sectors and one mortgage loan, with an aggregate balance of $9.9 million.  These loans are scheduled to return to contractual payment terms within the next quarter.

Note 3 – Earnings Per Common Share

Basic earnings per common share is derived by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents. Diluted earnings per share is derived by dividing net income available to common shareholders by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents, such as restricted stock units (“RSUs”). At September 30, 2021, there were RSUs relating to 7,073 time-vested shares of common stock outstanding. There were no anti-dilutive shares at September 30, 2021 or 2020.

The following tables set forth the calculation of basic and diluted earnings per common share for the nine and three months periods ended September 30, 2021 and 2020:

	Nine months ended September 30,
	2021			2020
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Income	Shares	Amount
Basic Earnings Per Share:

Net income	$12,221	6,741	$1.81	$9,285	7,008	$1.32

Diluted Earnings Per Share:

Net income	$12,221	6,746	$1.81	$9,285	7,019	$1.32

	Three months ended September 30,
	2021			2020
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Income	Shares	Amount
Basic Earnings Per Share:

Net income	$4,388	6,617	$0.66	$4,960	6,988	$0.70

Diluted Earnings Per Share:

Net income	$4,388	6,624	$0.66	$4,960	6,993	$0.70

Note 4 – Investments

The following table shows a comparison of amortized cost and fair values of investment securities at September 30, 2021 and December 31, 2020:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCL
September 30, 2021
Available for Sale:
U.S. government agencies	$55,527	$235	$2,028	$53,734	$—
Residential mortgage-backed agencies	30,936	21	603	30,354	—
Commercial mortgage-backed agencies	55,980	224	695	55,509	—
Collateralized mortgage obligations	70,766	104	1,791	69,079	—
Obligations of states and political subdivisions	9,402	394	—	9,796	—
Collateralized debt obligations	18,586	95	1,589	17,092	(715)
Total available for sale	$241,197	$1,073	$6,706	$235,564	$(715)
Held to Maturity:
Residential mortgage-backed agencies	$32,113	$882	$394	$32,601	$—
Commercial mortgage-backed agencies	9,697	335	—	10,032	—
Obligations of states and political subdivisions	20,169	8,905	—	29,074	—
Total held to maturity	$61,979	$10,122	$394	$71,707	$—
December 31, 2020
Available for Sale:
U.S. government agencies	$75,856	$899	$322	$76,433	$—
Residential mortgage-backed agencies	22,999	—	100	22,899	—
Commercial mortgage-backed agencies	32,549	529	36	33,042	—
Collateralized mortgage obligations	70,372	266	1	70,637	—
Obligations of states and political subdivisions	10,144	470	—	10,614	—
Collateralized debt obligations	18,544	—	5,284	13,260	(3,839)
Total available for sale	$230,464	$2,164	$5,743	$226,885	$(3,839)
Held to Maturity:
Residential mortgage-backed agencies	$34,597	$1,173	$38	$35,732	$—
Commercial mortgage-backed agencies	11,716	587	—	12,303	—
Collateralized mortgage obligations	1,348	58	—	1,406	—
Obligations of states and political subdivisions	20,602	7,569	—	28,171	—
Total held to maturity	$68,263	$9,387	$38	$77,612	$—

The following table shows the Corporation’s investment securities with gross unrealized losses and fair values at September 30, 2021 and December 31, 2020, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrealized Losses	Number of Investments	Fair Value	Unrealized Losses	Number of Investments
September 30, 2021
Available for Sale:
U.S. government agencies	$—	$—	—	$34,325	$2,028	6
Residential mortgage-backed agencies	20,582	603	2	—	—	—
Commercial mortgage-backed agencies	41,647	480	5	7,725	215	1
Collateralized mortgage obligations	65,329	1,791	8	—	—	—
Collateralized debt obligations	—	—	—	10,397	1,589	5
Total available for sale	$127,558	$2,874	15	$52,447	$3,832	12
Held to Maturity:
Residential mortgage-backed agencies	8,500	394	3	—	—	—
Total held to maturity	$8,500	$394	3	$—	$—	—
December 31, 2020
Available for Sale:
U.S. government agencies	$39,611	$322	7	$—	$—	—
Residential mortgage-backed agencies	22,899	100	2	—	—	—
Commercial mortgage-backed agencies	16,034	36	1	—	—	—
Collateralized mortgage obligations	39,628	1	4	—	—	—
Collateralized debt obligations	—	—	—	13,260	5,284	9
Total available for sale	$118,172	$459	14	$13,260	$5,284	9
Held to Maturity:
Residential mortgage-backed agencies	$2,973	$38	1	$—	$—	—
Total held to maturity	$2,973	$38	1	$—	$—	—

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

Management believes that the valuation of certain securities is a critical accounting policy that requires significant estimates in preparation of the Corporation’s consolidated financial statements. Management utilizes an independent third party to prepare both the impairment valuations and fair value determinations for the Corporation’s collateralized debt obligation (“CDO”) portfolio consisting of pooled trust preferred securities. See Note 7 for a discussion of the methodology used by management to determine the fair values of these securities. Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that there were no securities that had credit-related OTTI charges during the first nine months of 2021 or 2020.

The Corporation believes that the investment securities that were in an unrealized loss position at September 30, 2021 do not represent other-than-temporary impairment. The Corporation does not intend to sell, nor is it anticipated that the Corporation will be required to sell, any of its impaired investment securities at a loss.

The following tables present a cumulative roll-forward of the amount of non-cash OTTI charges related to credit losses that have been recognized in earnings for the trust preferred securities held in the CDO portfolio during the nine and three month periods ended September 30, 2021 and 2020 that the Corporation does not intend to sell:

	Nine Months Ended
	September 30,
(in thousands)	2021	2020
Balance of credit-related OTTI at January 1	$2,244	$2,446
Reduction for increases in cash flows expected to be collected	(151)	(151)
Balance of credit-related OTTI at September 30	$2,093	$2,295

	Three Months Ended
	September 30,
(in thousands)	2021	2020
Balance of credit-related OTTI at July 1	$2,143	$2,345
Reduction for increases in cash flows expected to be collected	(50)	(50)
Balance of credit-related OTTI at September 30	$2,093	$2,295

The amortized cost and estimated fair value of securities by contractual maturity at September 30, 2021 are shown in the following table. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2021
(in thousands)	Amortized Cost	Fair Value
Contractual Maturity
Available for Sale:
Due after one year through five years	$4,404	$4,466
Due after five years through ten years	10,057	10,198
Due after ten years	69,054	65,958
	83,515	80,622
Residential mortgage-backed agencies	30,936	30,354
Commercial mortgage-backed agencies	55,980	55,509
Collateralized mortgage obligations	70,766	69,079
Total available for sale	$241,197	$235,564
Held to Maturity:
Due after ten years	$20,169	$29,074
Residential mortgage-backed agencies	32,113	32,601
Commercial mortgage-backed agencies	9,697	10,032
Collateralized mortgage obligations	—	—
Total held to maturity	$61,979	$71,707

Note 5 – Loans and Related Allowance for Loan Losses

The following table summarizes the primary segments of the loan portfolio at September 30, 2021 and December 31, 2020:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
September 30, 2021
Individually evaluated for impairment	$7,343	$842	$—	$2,985	$18	$11,188
Collectively evaluated for impairment	364,442	131,414	195,758	402,900	56,166	1,150,680
Total loans	$371,785	$132,256	$195,758	$405,885	$56,184	$1,161,868
December 31, 2020
Individually evaluated for impairment	$3,330	$842	$—	$3,185	$102	$7,459
Collectively evaluated for impairment	365,846	116,119	266,745	375,985	35,658	1,160,353
Total loans	$369,176	$116,961	$266,745	$379,170	$35,760	$1,167,812

The commercial and industrial portfolio in the table above includes $30.3 million and $114.0 million of PPP loans at September 30, 2021 and December 31, 2020, respectively, which are 100% guaranteed by the SBA, and no allowance for loan loss (“ALL”) has been assigned to them.

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention and Substandard within the internal risk rating system at September 30, 2021 and December 31, 2020:

(in thousands)	Pass	Special Mention	Substandard	Total
September 30, 2021
Commercial real estate
Non owner-occupied	$172,977	$13,054	$6,209	$192,240
All other CRE	171,556	1,407	6,582	179,545
Acquisition and development
1-4 family residential construction	20,321	—	—	20,321
All other A&D	111,496	—	439	111,935
Commercial and industrial	178,724	6,087	10,947	195,758
Residential mortgage
Residential mortgage - term	338,745	—	6,282	345,027
Residential mortgage - home equity	60,141	—	717	60,858
Consumer	56,056	—	128	56,184
Total	$1,110,016	$20,548	$31,304	$1,161,868
December 31, 2020
Commercial real estate
Non owner-occupied	$178,670	$5,526	$6,322	$190,518
All other CRE	166,504	5,664	6,490	178,658
Acquisition and development
1-4 family residential construction	18,920	—	—	18,920
All other A&D	97,648	17	376	98,041
Commercial and industrial	245,185	8,867	12,693	266,745
Residential mortgage
Residential mortgage - term	309,177	283	6,117	315,577
Residential mortgage - home equity	62,804	—	789	63,593
Consumer	35,648	3	109	35,760
Total	$1,114,556	$20,360	$32,896	$1,167,812

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans at September 30, 2021 and December 31, 2020:

(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due and Accruing	Non- Accrual	Total Loans
September 30, 2021
Commercial real estate
Non owner-occupied	$187,770	$—	$—	$—	$—	$4,470	$192,240
All other CRE	178,880	118	—	—	118	547	179,545
Acquisition and development
1-4 family residential construction	20,321	—	—	—	—	—	20,321
All other A&D	111,540	—	—	—	—	395	111,935
Commercial and industrial	195,383	375	—	—	375	—	195,758
Residential mortgage
Residential mortgage - term	342,242	76	975	154	1,205	1,580	345,027
Residential mortgage - home equity	60,149	213	65	—	278	431	60,858
Consumer	55,794	304	33	35	372	18	56,184
Total	$1,152,079	$1,086	$1,073	$189	$2,348	$7,441	$1,161,868
December 31, 2020
Commercial real estate
Non owner-occupied	$190,510	$—	$—	$—	$—	$8	$190,518
All other CRE	177,360	408	—	—	408	890	178,658
Acquisition and development
1-4 family residential construction	18,920	—	—	—	—	—	18,920
All other A&D	97,660	5	—	10	15	366	98,041
Commercial and industrial	266,708	37	—	—	37	—	266,745
Residential mortgage
Residential mortgage - term	312,500	63	670	710	1,443	1,634	315,577
Residential mortgage - home equity	63,036	80	63	—	143	414	63,593
Consumer	35,473	230	26	4	260	27	35,760
Total	$1,162,167	$823	$759	$724	$2,306	$3,339	$1,167,812

The current status of commercial and industrial loans includes $30.3 million and $114.0 million of PPP loans at September 30, 2021 and December 31, 2020, respectively.

Non-accrual loans that have been subject to partial charge-offs totaled $0.5 million at September 30, 2021 and $0.4 million at December 31, 2020.  Loans secured by 1-4 family residential real estate properties in the process of foreclosure totaled $0.2 million at September 30, 2021 and $0.4 million at December 31, 2020.  Foreclosure and repossession activities were temporarily suspended as a result of COVID-19 but resumed during the third quarter 2021. Management continues to conform to federal and state mandates relative to the foreclosure processes for both Federal Backed and Non-Federal Backed mortgages.  As a percentage of the loan portfolio, accruing loans past due 30 days or more decreased to 0.20%, including PPP loans, or 0.21% excluding PPP loans, compared to 0.20% at December 31, 2020.

The following table summarizes the primary segments of the ALL at September 30, 2021 and December 31, 2020, segregated by the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
September 30, 2021
Individually evaluated for impairment	$187	$—	$—	$16	$2	$—	$205
Collectively evaluated for impairment	$6,539	$2,910	$2,400	$3,582	$840	$430	$16,701
Total ALL	$6,726	$2,910	$2,400	$3,598	$842	$430	$16,906
December 31, 2020
Individually evaluated for impairment	$4	$13	$—	$40	$—	$—	$57
Collectively evaluated for impairment	$5,539	$2,326	$2,584	$5,110	$370	$500	$16,429
Total ALL	$5,543	$2,339	$2,584	$5,150	$370	$500	$16,486

The evaluation of the need and amount of a specific allocation of the ALL and whether a loan can be removed from impairment status is made on a quarterly basis.

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required at September 30, 2021 and December 31, 2020:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
(in thousands)	Recorded Investment	Related Allowances	Recorded Investment	Recorded Investment (1)	Unpaid Principal Balance
September 30, 2021
Commercial real estate
Non owner-occupied	$1,715	$187	$2,863	$4,578	$4,578
All other CRE	—	—	2,765	2,765	2,765
Acquisition and development
1-4 family residential construction	—	—	245	245	245
All other A&D	—	—	597	597	1,806
Commercial and industrial	—	—	—	—	2,214
Residential mortgage
Residential mortgage – term	261	10	2,293	2,554	2,615
Residential mortgage – home equity	46	6	385	431	450
Consumer	18	2	—	18	20
Total impaired loans	$2,040	$205	$9,148	$11,188	$14,693
December 31, 2020
Commercial real estate
Non owner-occupied	$111	$4	$8	$119	$119
All other CRE	—	—	3,211	3,211	3,211
Acquisition and development
1-4 family residential construction	—	—	266	266	266
All other A&D	276	13	300	576	1,724
Commercial and industrial	—	—	—	—	2,214
Residential mortgage
Residential mortgage – term	936	34	1,910	2,846	3,031
Residential mortgage – home equity	76	6	339	415	447
Consumer	—	—	26	26	51
Total impaired loans	$1,399	$57	$6,060	$7,459	$11,063

(1)	Recorded investment consists of unpaid principal balance, net of charge-offs, interest payments received applied to principal and unamortized deferred loan origination fees and cost.

The following tables present the activity in the ALL for the nine and three month periods ended September 30, 2021 and 2020:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
ALL balance at January 1, 2021	$5,543	$2,339	$2,584	$5,150	$370	$500	$16,486
Charge-offs	—	(85)	—	(141)	(266)	—	(492)
Recoveries	—	172	511	49	112	—	844
Provision	1,183	484	(695)	(1,460)	626	(70)	68
ALL balance at September 30, 2021	$6,726	$2,910	$2,400	$3,598	$842	$430	$16,906
ALL balance at January 1, 2020	$2,882	$3,674	$1,341	$3,828	$312	$500	$12,537
Charge-offs	—	(1,144)	(232)	(108)	(274)	—	(1,758)
Recoveries	69	29	149	66	116	—	429
Provision	2,343	(136)	926	1,621	227	—	4,981
ALL balance at September 30, 2020	$5,294	$2,423	$2,184	$5,407	$381	$500	$16,189

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
ALL balance at July 1, 2021	$5,675	$2,500	$2,944	$4,859	$590	$500	$17,068
Charge-offs	—	(4)	—	(59)	(91)	—	(154)
Recoveries	—	62	473	20	34	—	589
Provision	1,051	352	(1,017)	(1,222)	309	(70)	(597)
ALL balance at September 30, 2021	$6,726	$2,910	$2,400	$3,598	$842	$430	$16,906
ALL balance at July 1, 2020	$4,527	$4,498	$1,997	$5,106	$386	$500	$17,014
Charge-offs	—	(1,113)	—	(10)	(51)	—	(1,174)
Recoveries	3	7	133	18	28	—	189
Provision	764	(969)	54	293	18	—	160
ALL balance at September 30, 2020	$5,294	$2,423	$2,184	$5,407	$381	$500	$16,189

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

The following tables present the average recorded investment in impaired loans by class and related interest income recognized for the periods indicated:

	Nine months ended			For the year ended	Nine months ended
	September 30, 2021			December 31, 2020	September 30, 2020
(in thousands)	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis	Average investment	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis
Commercial real estate
Non owner-occupied	$3,518	$9	$—	$131	$134	$6	$—
All other CRE	2,984	95	—	3,203	3,201	109	—
Acquisition and development
1-4 family residential construction	256	9	—	278	282	9	—
All other A&D	599	9	—	6,709	8,243	9	1
Commercial and industrial	—	—	—	16	16	—	—
Residential mortgage
Residential mortgage – term	2,642	56	5	2,593	2,531	62	—
Residential mortgage – home equity	449	—	—	604	651	—	3
Consumer	17	—	—	20	18	—	—
Total	$10,465	$178	$5	$13,554	$15,076	$195	$4

	Three months ended			Three months ended
	September 30, 2021			September 30, 2020
(in thousands)	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis
Commercial real estate
Non owner-occupied	$4,631	$3	$—	$127	$3	$—
All other CRE	2,787	26	—	3,278	36	—
Acquisition and development
1-4 family residential construction	249	3	—	276	3	—
All other A&D	602	3	—	8,158	3	—
Commercial and industrial	—	—	—	18	—	—
Residential mortgage
Residential mortgage – term	2,500	17	—	2,565	19	—
Residential mortgage – home equity	451	—	—	474	—	—
Consumer	9	—	—	33	—	—
Total	$11,229	$52	$—	$14,929	$64	$—

The Bank modifies loan terms in the normal course of business. Among other reasons, modifications might be made in an effort to retain the loan relationship, to remain competitive in the current interest rate environment and/or to re-amortize or extend the loan’s term to better match the loan’s payment stream with the borrower’s cash flow. A modified loan is considered to be a TDR when the modification occurs in connection with a determination by the Bank that the borrower is troubled (i.e., experiencing financial difficulties). In deciding whether to modify a loan, the Bank evaluates the probability that the borrower will be in payment default on any of its debt obligations in the foreseeable future without modification. To make this determination, the Bank performs a global financial review of the borrower and loan guarantors to assess their current abilities to meet their financial obligations.

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

There were 14 loans totaling $3.8 million and $4.0 million that were classified as TDRs at September 30, 2021 and December 31, 2020, respectively.  The following tables present the volume and recorded investment in TDRs at the times they were modified, by class and type of modification that occurred during the periods indicated:

	Temporary Rate Modification		Extension of Maturity		Modification of Payment and Other Terms
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Nine months ended September 30, 2021
Commercial real estate
Non owner-occupied	—	$—	1	$109	—	$—
All other CRE	—	—	—	—	—	—
Acquisition and development
1-4 family residential construction	—	—	—	—	—	—
All other A&D	—	—	1	202	—	—
Commercial and industrial	—	—	—	—	—	—
Residential mortgage
Residential mortgage – term	—	—	1	215	—	—
Residential mortgage – home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	—	$—	3	$526	—	$—

	Temporary Rate Modification		Extension of Maturity		Modification of Payment and Other Terms
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Nine months ended September 30, 2020
Commercial real estate
Non owner-occupied	—	$—	—	$—	—	$—
All other CRE	—	—	—	—	1	2,226
Acquisition and development
1-4 family residential construction	—	—	—	—	—	—
All other A&D	—	—	2	430	—	—
Commercial and industrial	—	—	—	—	—	—
Residential mortgage
Residential mortgage – term	1	46	2	457	3	356
Residential mortgage – home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	1	$46	4	$887	4	$2,582

During the nine month period ended September 30, 2021, there were no new TDRs and three existing TDRs that had reached their modification maturity date and was re-modified. The Bank had no significant commitments to lend additional funds to TDRs.

During the nine month period ended September 30, 2020, there were no new TDRs but nine existing TDRs that had reached their modification maturity dates were re-modified.  These modifications did not impact the ALL.  During the nine months ended September 30, 2021 and 2020, there were no payment defaults.

The following tables present the volume and recorded investment in TDRs at the times they were modified, by class and type of modification that occurred during the periods indicated:

	Temporary Rate Modification		Extension of Maturity		Modification of Payment and Other Terms
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Three months ended September 30, 2021
Commercial real estate
Non owner-occupied	—	$—	—	$—	—	$—
All other CRE	—	—	—	—	—	—
Acquisition and development
1-4 family residential construction	—	—	—	—	—	—
All other A&D	—	—	1	202	—	—
Commercial and industrial	—	—	—	—	—	—
Residential mortgage
Residential mortgage – term	—	—	1	215	—	—
Residential mortgage – home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	—	$—	2	$417	—	$—

	Temporary Rate Modification		Extension of Maturity		Modification of Payment and Other Terms
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Three months ended September 30, 2020
Commercial real estate
Non owner-occupied	—	$—	—	$—	—	$—
All other CRE	—	—	—	—	—	—
Acquisition and development
1-4 family residential construction	—	—	—	—	—	—
All other A&D	—	—	1	213	—	—
Commercial and industrial	—	—	—	—	—	—
Residential mortgage
Residential mortgage – term	—	—	1	227	1	111
Residential mortgage – home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	—	$—	2	$440	1	$111

During the three month period ended September 30, 2021, there were no new TDRs and two existing TDRs that had reached their modification maturity dates and were re-modified. The Bank had no significant commitments to lend additional funds to TDR borrowers.

During the three month period ended Sept 30, 2020, there were no new TDRs but two existing TDRs that had reached their modification maturity dates were re-modified.  These re-modifications did not impact the ALL.  During the three months ended September 30, 2021 and 2020, there were no payment defaults under TDRs.

Note 6 - Other Real Estate Owned, net

The following table presents the components of other real estate owned (“OREO”) at September 30, 2021 and December 31, 2020:

(in thousands)	September 30, 2021	December 31, 2020
Commercial real estate	$900	$945
Acquisition and development	5,763	8,441
Residential mortgage	—	—
Total OREO, net	$6,663	$9,386

The following table presents the activity in the OREO valuation allowance for the nine and three month periods ended September 30, 2021 and 2020:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Balance beginning of period	$1,010	$1,790	$543	$1,734
Fair value adjustment	(160)	102	—	63
Sales of OREO	(396)	(261)	(89)	(166)
Balance at end of period	$454	$1,631	$454	$1,631

The following table presents the components of OREO (income)/expenses, net, for the nine and three month periods ended September 30, 2021 and 2020:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
(Gains)/losses on sale of real estate, net	$(594)	$(93)	$2	$(72)
Fair value adjustment, net	(160)	102	—	63
Expenses, net	345	117	150	52
Rental and other income	(51)	(123)	(2)	(37)
Total OREO (income)/expense, net	$(460)	$3	$150	$6

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

Management believes that the Corporation’s valuation techniques are appropriate and consistent with the techniques used by other market participants. However, the use of different methodologies and assumptions could result in a different estimate of fair values at the reporting date. The valuation techniques used by the Corporation to measure, on a recurring basis and on a non-recurring basis, the fair value of assets as of September 30, 2021 are discussed in the paragraphs that follow.

Investments – The fair value of investments is determined using a market approach. As of September 30, 2021, the U.S. Government agencies, residential and commercial mortgage-backed securities, collateralized mortgage obligations, and state and political subdivisions bonds, excluding the tax increment financing (“TIF”) bonds, were classified as Level 2 within the valuation hierarchy. Their fair values were determined based upon market-corroborated inputs and valuation matrices, which were obtained through third party data service providers or securities brokers through which the Corporation has historically transacted both purchases and sales of investment securities. The TIF bonds were classified as Level 3 within the valuation hierarchy as they are not openly traded.

The CDO segment, which consists of pooled trust preferred securities issued by banks, thrifts and insurance companies, is classified as Level 3 within the valuation hierarchy. At September 30, 2021, the Corporation owned nine trust preferred securities with an amortized cost of $18.6 million and a fair value of $17.1 million. As of September 30, 2021, the market for these securities was not active and the markets for similar securities were also not active. Recent developments in the credit markets have had a negative impact on the market for CDOs. Specifically, as COVID-19 developed, which led to deteriorating performance of credit instruments, investors became less willing to buy a range of structured credit products. The result was massive spread-widening across a wide range of credit instruments, and for CDO bonds in particular. At present, we believe that it is not currently economically feasible to form new CDOs or restructure existing CDOs, as the market for CDO bonds has effectively disappeared. The market values for these securities or any securities other than those issued or guaranteed by the U.S. Department of the Treasury are depressed relative to historical levels. Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue. Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (a) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at September 30, 2021, (b) an income valuation approach technique (i.e. present value) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than a market approach, and (c) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management uses an independent third party to prepare both the evaluations of OTTI as well as the fair value determinations for its CDO portfolio. Management believes that the valuations are adequately reflected at September 30, 2021.

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

At September 30, 2021, these conditions had a minimal impact on the trust preferred bonds, although there has been a significant effect on several asset classes in the equity and fixed income markets related to COVID-19. Management will continue to review assumptions as they relate to the impact of COVID-19 during the remainder of the year.

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

Other real estate owned – OREO included in the table below are considered impaired with specific write-downs. OREO is adjusted to fair value upon acquisition of the real estate collateral. Subsequently, OREO is carried at the lower of carrying value or fair value. The estimated fair value for OREO included in Level 3 is determined by independent market based appraisals and other available market information, less costs to sell, that may be reduced further based on market expectations or an executed sales agreement. If the fair value of the collateral deteriorates subsequent to initial recognition, the Corporation records the OREO as a nonrecurring Level 3 adjustment. Valuation techniques are consistent with those techniques applied in prior periods.

For Level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2021 and December 31, 2020, the significant unobservable inputs used in the fair value measurements were as follows:

(in thousands)	Fair Value at September 30, 2021	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:
Investment Securities – available for sale	$17,092	Discounted Cash Flow	Discount Rate	4.50%

Non-recurring:
Impaired Loans	$2,002	Market Comparable Properties	Marketability Discount	10.0% - 15.0% (1) (weighted avg 10.5%)

Other Real Estate Owned	$349	Market Comparable Properties	Marketability Discount	15.0%

(in thousands)	Fair Value at December 31, 2020	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:
Investment Securities – available for sale	$13,260	Discounted Cash Flow	Discount Rate	5.50%

Non-recurring:
Impaired Loans	$1,465	Market Comparable Properties	Marketability Discount	10.0% - 15.0% (1) (weighted avg 12.5%)

Other Real Estate Owned	$913	Market Comparable Properties	Marketability Discount	15.0%

(1)	Range would include discounts taken since appraisal and estimated values

For assets measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2021 and December 31, 2020 were as follows:

		Fair Value Measurements at September 30, 2021 Using
		Quoted
		Prices in	Significant
	Assets/(liabilities)	Active Markets	Other	Significant
	Measured at	for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
(in thousands)	09/30/21	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$53,734		$53,734
Residential mortgage-backed agencies	$30,354		$30,354
Commercial mortgage-backed agencies	$55,509		$55,509
Collateralized mortgage obligations	$69,079		$69,079
Obligations of states and political subdivisions	$9,796		$9,796
Collateralized debt obligations	$17,092			$17,092
Financial derivatives	$(727)		$(727)
Non-recurring:
Impaired loans	$2,002			$2,002
Other real estate owned	$349			$349

		Fair Value Measurements at December 31, 2020 Using
		Quoted
		Prices in	Significant
	Assets/(liabilities)	Active Markets	Other	Significant
	Measured at	for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
(in thousands)	12/31/20	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$76,433		$76,433
Residential mortgage-backed agencies	$22,899		$22,899
Commercial mortgage-backed agencies	$33,042		$33,042
Collateralized mortgage obligations	$70,637		$70,637
Obligations of states and political subdivisions	$10,614		$10,614
Collateralized debt obligations	$13,260			$13,260
Financial derivatives	$(1,320)		$(1,320)
Non-recurring:
Impaired loans	$1,465			$1,465
Other real estate owned	$913			$913

There were no transfers of assets between any of the fair value hierarchy for the nine and three month periods ended September 30, 2021 or 2020.

The following tables show a reconciliation of the beginning and ending balances for fair valued assets measured on a recurring basis using Level 3 significant unobservable inputs for the nine and three month periods ended September 30, 2021 and 2020:

Fair Value Measurements
Using Significant Unobservable Inputs
(Level 3)
Investment Securities
(in thousands)	Available for Sale
Beginning balance January 1, 2021	$13,260
Total losses realized/unrealized:
Included in other comprehensive income	3,832
Ending balance September 30, 2021	$17,092

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale
Beginning balance July 1, 2021	$16,230
Total gains realized/unrealized:
Included in other comprehensive income	862
Ending balance September 30, 2021	$17,092

Fair Value Measurements
Using Significant Unobservable Inputs
(Level 3)
Investment Securities
(in thousands)	Available for Sale
Beginning balance January 1, 2020	$14,354
Total losses realized/unrealized:
Included in other comprehensive loss	(1,594)
Ending balance September 30, 2020	$12,760

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale
Beginning balance July 1, 2020	$11,952
Total losses realized/unrealized:
Included in other comprehensive income	808
Ending balance September 30, 2020	$12,760

There were no gains or losses included in earnings attributable to the change in realized/unrealized gains or losses related to the assets for the nine and three month periods ended September 30, 2021 or 2020.

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

The following tables present fair value information about financial instruments, whether or not recognized in the Consolidated Statement of Financial Condition, for which it is practicable to estimate that value. The actual carrying amounts and estimated fair values of the Corporation’s financial instruments that are included in the Consolidated Statement of Financial Condition are as follows:

	September 30, 2021		Fair Value Measurements
			Quoted
			Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$129,062	$129,062	$129,062
Interest bearing deposits in banks	5,876	5,876	5,876
Investment securities - AFS	235,564	235,564		$218,472	$17,092
Investment securities - HTM	61,979	71,707		42,633	29,074
Restricted bank stock	1,029	N/A
Loans, net	1,143,791	1,135,878			1,135,878
Accrued interest receivable	5,034	5,034		948	4,086
Financial Liabilities:
Deposits - non-maturity	1,270,342	1,270,342		1,270,342
Deposits - time deposits	174,152	175,298		175,298
Financial derivatives	727	727		727
Short-term borrowed funds	72,396	72,396		72,396
Long-term borrowed funds	30,929	30,980		30,980
Accrued interest payable	142	142		142
Off balance sheet financial instruments	—	—	—

	December 31, 2020		Fair Value Measurements
			Quoted
			Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$146,673	$146,673	$146,673
Interest bearing deposits in banks	2,759	2,759	2,759
Investment securities - AFS	226,885	226,885		$213,625	$13,260
Investment securities - HTM	68,263	77,612		49,442	28,170
Restricted bank stock	4,468	N/A
Loans, net	1,149,596	1,150,186			1,150,186
Accrued interest receivable	6,241	6,241		907	5,334
Financial Liabilities:
Deposits - non-maturity	1,194,140	1,194,140		1,194,140
Deposits - time deposits	228,226	231,241		231,241
Financial derivative	1,320	1,320		1,320
Short-term borrowed funds	49,160	49,160		49,160
Long-term borrowed funds	100,929	104,825		104,825
Accrued interest payable	391	391		391
Off balance sheet financial instruments	—	—	—

Note 8 – Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive loss for the 12 months ended December 31, 2020, the three months ended March 31, 2021, the three months ended June 30, 2021, and the three months ended September 30, 2021:

	Investment	Investment
	securities-	securities-	Investment
	with OTTI	all other	securities-	Cash Flow	Pension
(in thousands)	AFS	AFS	HTM	Hedge	Plan	SERP	Total
Accumulated OCL, net:
Balance - January 1, 2020	$(2,542)	$(853)	$(899)	$(85)	$(20,417)	$(1,175)	$(25,971)
Other comprehensive income/(loss) before reclassifications	(587)	1,291	—	(869)	(3,262)	(625)	(4,052)
Amounts reclassified from accumulated other comprehensive loss	(148)	(463)	584	—	1,049	138	1,160
Balance - December 31, 2020	$(3,277)	$(25)	$(315)	$(954)	$(22,630)	$(1,662)	$(28,863)
Other comprehensive income/(loss) before reclassifications	266	(5,202)	—	405	(139)	—	(4,670)
Amounts reclassified from accumulated other comprehensive loss	(37)	—	45	—	272	55	335
Balance - March 31, 2021	$(3,048)	$(5,227)	$(270)	$(549)	$(22,497)	$(1,607)	$(33,198)
Other comprehensive income/(loss) before reclassifications	1,581	2,034	—	(34)	938	—	4,519
Amounts reclassified from accumulated other comprehensive loss	(37)	(113)	34	—	272	55	211
Balance - June 30, 2021	$(1,504)	$(3,306)	$(236)	$(583)	$(21,287)	$(1,552)	$(28,468)
Other comprehensive income/(loss) before reclassifications	550	(518)	—	79	(697)	—	(586)
Amounts reclassified from accumulated other comprehensive loss	(37)	—	31	—	273	55	322
Balance - September 30, 2021	$(991)	$(3,824)	$(205)	$(504)	$(21,711)	$(1,497)	$(28,732)

The following tables present the components of other comprehensive income/(loss) for the nine and three month periods ended September 30, 2021 and 2020:

	Before	Tax
Components of Other Comprehensive Income	Tax	(Expense)
(in thousands)	Amount	Benefit	Net
For the nine months ended September 30, 2021
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$3,274	$(877)	$2,397
Less: accretable yield recognized in income	151	(40)	111
Net unrealized gains on investments with OTTI	3,123	(837)	2,286
Available for sale securities – all other:
Unrealized holding losses	(5,035)	1,349	(3,686)
Less: gains recognized in income	154	(41)	113
Net unrealized losses on all other AFS securities	(5,189)	1,390	(3,799)
Held to maturity securities:
Unrealized holding gains	—	—	—
Less: losses recognized in income	(54)	14	(40)
Less: amortization recognized in income	(96)	26	(70)
Net unrealized gains on HTM securities	150	(40)	110
Cash flow hedges:
Unrealized holding gains	615	(165)	450
Pension Plan:
Unrealized net actuarial gain	139	(37)	102
Less: amortization of unrecognized loss	(1,116)	299	(817)
Net pension plan liability adjustment	1,255	(336)	919
SERP:
Unrealized net actuarial loss	—	—	—
Less: amortization of unrecognized loss	(226)	60	(166)
Less: amortization of prior service costs	1	—	1
Net SERP liability adjustment	225	(60)	165
Other comprehensive income	$179	$(48)	$131

	Before	Tax
Components of Other Comprehensive Income	Tax	(Expense)
(in thousands)	Amount	Benefit	Net
For the nine months ended September 30, 2020
Available for sale (AFS) securities with OTTI:
Unrealized holding losses	$(1,249)	$335	$(914)
Less: accretable yield recognized in income	151	(40)	111
Net unrealized losses on investments with OTTI	(1,400)	375	(1,025)
Available for sale securities – all other:
Unrealized holding gains	2,446	(655)	1,791
Less: gains recognized in income	622	(167)	455
Net unrealized gains on all other AFS securities	1,824	(488)	1,336
Held to maturity securities:
Unrealized holding gains	—	—	—
Less: gains recognized in income	60	(16)	44
Less: amortization recognized in income	(809)	217	(592)
Net unrealized gains on HTM securities	749	(201)	548
Cash flow hedges:
Unrealized holding losses	(1,335)	363	(972)
Pension Plan:
Unrealized net actuarial loss	(895)	240	(655)
Less: amortization of unrecognized loss	(1,074)	288	(786)
Net pension plan liability adjustment	179	(48)	131
SERP:
Unrealized net actuarial loss	—	—	—
Less: amortization of unrecognized loss	(141)	38	(103)
Less: amortization of prior service costs	2	(1)	1
Net SERP liability adjustment	139	(37)	102
Other comprehensive income	$156	$(36)	$120

Components of Other Comprehensive Loss (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the three months ended September 30, 2021
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$751	$(201)	$550
Less: accretable yield recognized in income	50	(13)	37
Net unrealized gains on investments with OTTI	701	(188)	513
Available for sale securities – all other:
Unrealized holding losses	(708)	190	(518)
Less: gains recognized in income	—	—	—
Net unrealized gains on all other AFS securities	(708)	190	(518)
Held to maturity securities:
Unrealized holding gains	—	—	—
Less: losses recognized in income	(54)	14	(40)
Less: amortization recognized in income	12	(3)	9
Net unrealized gains on HTM securities	42	(11)	31
Cash flow hedges:
Unrealized holding gains	108	(29)	79
Pension Plan:
Unrealized net actuarial loss	(951)	254	(697)
Less: amortization of unrecognized loss	(372)	99	(273)
Net pension plan liability adjustment	(579)	155	(424)
SERP:
Less: amortization of unrecognized loss	(76)	20	(56)
Less: amortization of prior service costs	1	—	1
Net SERP liability adjustment	75	(20)	55
Other comprehensive loss	$(361)	$97	$(264)

Components of Other Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the three months ended September 30, 2020
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$708	$(190)	$518
Less: accretable yield recognized in income	50	(13)	37
Net unrealized losses on investments with OTTI	658	(177)	481
Available for sale securities – all other:
Unrealized holding losses	(321)	86	(235)
Less: gains recognized in income	575	(154)	421
Net unrealized gains on all other AFS securities	(896)	240	(656)
Held to maturity securities:
Less: amortization recognized in income	(74)	20	(54)
Net unrealized gains on HTM securities	74	(20)	54
Cash flow hedges:
Unrealized holding gains	90	(18)	72
Pension Plan:
Unrealized net actuarial gain	1,891	(506)	1,385
Less: amortization of unrecognized loss	(358)	96	(262)
Net pension plan liability adjustment	2,249	(602)	1,647
SERP:
Less: amortization of unrecognized loss	(47)	13	(34)
Less: amortization of prior service costs	1	(1)	—
Net SERP liability adjustment	46	(12)	34
Other comprehensive income	$2,221	$(589)	$1,632

The following table presents the details of amounts reclassified from accumulated other comprehensive loss for the nine and three month periods ended September 30, 2021 and 2020:

Amounts Reclassified from	Nine Months Ended
Accumulated Other Comprehensive Loss	September 30,		Affected Line Item in the Statement
(in thousands)	2021	2020	Where Net Income is Presented
Net unrealized gains on available for sale investment securities with OTTI:
Accretable yield	$151	$151	Interest income on taxable investment securities
Taxes	(40)	(40)	Provision for income tax expense
	$111	$111	Net of tax
Net unrealized gains on available for sale investment securities - all others:
Gains recognized	$154	$622	Net gains
Taxes	(41)	(167)	Provision for income tax expense
	$113	$455	Net of tax
Net unrealized losses on held to maturity securities:
Amortization	$(96)	$(809)	Interest income on taxable investment securities
(Losses)/gains recognized	(54)	60	Net gains
Taxes	40	201	Provision for income tax expense
	$(110)	$(548)	Net of tax
Net pension plan liability adjustment:
Amortization of unrecognized loss	$(1,116)	$(1,074)	Other Expense
Taxes	299	288	Provision for income tax expense
	$(817)	$(786)	Net of tax
Net SERP liability adjustment:
Amortization of unrecognized loss	$(226)	$(141)	Other Expense
Amortization of prior service costs	1	2	Salaries and employee benefits
Taxes	60	37	Provision for income tax expense
	$(165)	$(102)	Net of tax
Total reclassifications for the period	$(868)	$(870)	Net of tax

Amounts Reclassified from	Three Months Ended
Accumulated Other Comprehensive Loss	September 30,		Affected Line Item in the Statement
(in thousands)	2021	2020	Where Net Income is Presented
Net unrealized gains on available for sale investment securities with OTTI:
Accretable Yield	$50	$50	Interest income on taxable investment securities
Taxes	(13)	(13)	Provision for income tax expense
	$37	$37	Net of tax
Net unrealized gains on available for sale investment securities - all others:
Gains recognized	$—	$575	Net gains
Taxes	—	(154)	Provision for income tax expense
	$—	$421	Net of tax
Net unrealized losses on held to maturity securities:
Amortization	$12	$(74)	Interest income on taxable investment securities
Losses recognized	(54)	—	Net gains
Taxes	11	20	Provision for income tax expense
	$(31)	$(54)	Net of tax
Net pension plan liability adjustment:
Amortization of unrecognized loss	$(372)	$(358)	Other expense
Amortization of prior service costs	—	—	Salaries and employee benefits
Taxes	99	96	Provision for income tax expense
	$(273)	$(262)	Net of tax
Net SERP liability adjustment:
Amortization of unrecognized loss	$(76)	$(47)	Other expense
Amortization of prior service costs	1	1	Salaries and employee benefits
Taxes	20	12	Provision for income tax expense
	$(55)	$(34)	Net of tax
Total reclassifications for the period	$(322)	$108	Net of tax

Note 9 – Employee Benefit Plans

The following tables present the components of the net periodic pension plan cost for First United Corporation’s noncontributory Defined Benefit Pension Plan (the “Pension Plan”) and the Bank’s Defined Benefit Supplemental Executive Retirement Plan (“Defined Benefit SERP”) for the periods indicated:

	Nine Months Ended		Three Months Ended
Pension Plan	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Service cost	$117	$169	$39	$57
Interest cost	1,066	1,219	355	406
Expected return on assets	(2,677)	(2,661)	(892)	(887)
Amortization of net actuarial loss	1,116	1,074	372	358
Net pension credit included in employee benefits and other expense	$(378)	$(199)	$(126)	$(66)

	Nine Months Ended		Three Months Ended
Defined Benefit SERP	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Service cost	$104	$93	$35	$31
Interest cost	179	201	60	67
Amortization of recognized loss	226	141	75	47
Amortization of prior service cost	(1)	(2)	—	(1)
Net Defined Benefit SERP expense included in employee benefits and other expense	$508	$433	$170	$144

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

The Corporation will assess the need for future annual contributions to the pension plan based upon its funded status and an evaluation of the future benefits to be provided thereunder. No contributions were made to the Pension Plan during the first nine months of 2021 and a contribution of $1.0 million was made during the first nine months of 2020. The Corporation expects to fund the annual projected benefit payments for the Defined Benefit SERP from operations.

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

In January 2019, the Board approved discretionary contributions to four participants totaling $123,179. The contributions had a two year vesting period that ended on December 31, 2020. In January 2020, the Board of Directors of First United Corporation approved discretionary contributions to four participants totaling $126,058. The Corporation recorded $47,271 of related compensation expense for the first nine months of 2021 and 2020.  The Corporation recorded $15,757 for the third quarters of 2021 and 2020 related to these contributions. In January 2021, the Board of Directors approved discretionary contributions to three participants totaling $101,257. The Corporation recorded $37,971 of related compensation expense for the first nine months of 2021 and $12,657 for the third quarter of 2021 related to these contributions. Each discretionary contribution has a two year vesting period.

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

Pursuant to First United Corporation’s director compensation policy, each director receives an annual retainer of 1,000 shares of First United Corporation common stock, plus $10,000 to be paid, at the director’s election, in cash or additional shares of common stock. In June 2020, a total of 13,160 fully vested shares of common stock were issued to directors, which had a grant date fair market value of $14.52 per share. In July 2020, a total of 916 fully vested shares of common stock were issued to a new director, which had a grant date fair market value of $11.22 per share. In May 2021, a total of 12,726 fully vested shares of common stock were issued to directors, which had a grant date fair value of $18.50 per share.  Director stock compensation expense was $191,717 for the nine months ended September 30, 2021 and $158,795 for the nine months ended September 30, 2020. Director stock compensation expense was $58,857 for the three months ended September 30, 2021 and $52,114 for the three months ended September 30, 2020.

Restricted Stock Units

On March 26, 2020, pursuant to the Corporation’s Long Term Incentive Plan (the "LTIP"), which is a sub-plan of the Equity Plan, the Compensation Committee of First United Corporation’s Board of Directors (the "Committee") granted RSUs to the Corporation’s principal executive officer, its principal financial officer, and certain of its other executive officers. An RSU contemplates the issuance of shares of common stock of First United Corporation if and when the RSU vests.

The RSUs granted to each of the foregoing officers consist of (a) a performance vesting award for a three year performance period ending December 31, 2021, (b) a performance vesting award for a three year performance period ending December 31, 2022, and (c) a time-vesting award that will vest ratably over a three year period beginning on March 26, 2021. Target performance levels were set based on the annual budget which supports the Corporation’s long-term objective of achieving high performance as compared to peers. Threshold performance is the minimum level of acceptable performance as defined by the Committee and maximum performance represented a level potentially achievable under ideal circumstances. Achievement of the threshold performance level would result in each executive participant earning a payout at 50% of his or her respective target award opportunity. Achievement of the target performance level would result in the executive participant earning the target award and achievement at or above the maximum performance level would result in the executive participant earning 150% of the target opportunity. Actual results for any goal that falls between performance levels would be interpolated to calculate a proportionate award. For the performance period ending December 31, 2021, the RSUs’ performance goal is based on earnings per share for the year ending December 31, 2021. For the performance period ending December 31, 2022, the RSUs’ performance goals are based on earnings per share for the year ending December 31, 2022 and growth in tangible book value per share during the performance period. The threshold, target and maximum performance levels for these grants will be disclosed pursuant to Item 402 of Regulation S-K following the conclusion of the applicable performance period.

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

In the first quarter of 2020, RSUs relating to 19,934 performance vesting shares and 5,070 time vesting shares (target level) were granted, which had a grant date fair market value of $12.54 per share of common stock underlying each RSU. On March 26, 2021, 1,690 of the 5,070 time vesting shares were issued to participants.  Stock compensation expense was $78,381 and $93,727 for the first nine months of 2021 and 2020, respectively.  Stock compensation expense was $26,127 and $31,243 for the three month periods ended September 30, 2021 and 2020. Unrecognized compensation expense at September 30, 2021 related to unvested RSUs was $110,173.

In May 2021, RSUs relating to 7,389 performance vesting shares and 3,693 time vesting shares (target level) were granted, which had a grant date fair market value of $17.93 per share of common stock underlying each RSU.  The performance period for the performance-vesting RSUs is the three year period ending December 31, 2023.  The time-vesting RSUs will vest ratably over a three year period beginning on May 5, 2022. Stock compensation expense was $27,619 for the nine month periods ended September 30, 2021.  Stock compensation expense was $16,571 for the three months ended September 30, 2021.  Unrecognized compensation expense as of September 30, 2021 related to unvested units was $171,235.

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

In March 2016, the Corporation entered into four interest rate swap contracts totaling $30.0 million notional amount, hedging future cash flows associated with floating rate trust preferred debt. These contracts included a three year $5.0 million contract that matured on September 17, 2019, a five year $5.0 million contract that matured on March 17, 2021, a seven year $5.0 million contract that matures on March 17, 2023 and a 10 year $15.0 million contract that matures on March 17, 2026. As of September 30, 2021, $20.0 million notional amount remains.

The fair value of the interest rate swap contracts was $(727) thousand and $(1.3) million at September 30, 2021 and December 31, 2020, respectively.

For the nine months ended September 30, 2021, the Corporation recorded an increase in the value of the derivatives of $594 thousand and the related deferred tax of $62 thousand in net accumulated other comprehensive loss to reflect the effective portion of cash flow hedges. ASC Subtopic 815-30 requires the net accumulated other comprehensive loss to be reclassified to earnings if the hedge becomes ineffective or is terminated. There was no hedge ineffectiveness recorded for the six months ended September 30, 2021. The Corporation does not expect any material losses relating to these hedges to be reclassified into earnings within the next 12 months.

Interest rate swap agreements are entered into with counterparties that meet established credit standards and the Corporation believes that the credit risk inherent in these contracts is not significant as of September 30, 2021.

The table below discloses the impact of derivative financial instruments on the Corporation’s Consolidated Financial Statements for the nine and three month periods ended September 30, 2021 and 2020.

Derivative in Cash Flow Hedging Relationships
			Amount of gain or
			(loss) recognized in
		Amount of gain or	income or derivative
	Amount of gain or	(loss) reclassified from	(ineffective portion
	(loss) recognized in	accumulated OCI into	and amount excluded
	OCI on derivative	income (effective	from effectiveness
(in thousands)	(effective portion)	portion) (a)	testing) (b)
Interest rate contracts:
Nine months ended:
September 30, 2021	$450	$—	$—
September 30, 2020	(972)	—	—
Three months ended:
September 30, 2021	$79	$—	$—
September 30, 2020	72	—	—

Notes:

(a)	Reported as interest expense
(b)	Reported as other income

Note 12 – Revenue Recognition

ASC Topic 606- Revenue from Contracts with Customers, does not apply to revenue associated with financial instruments, including revenue from loans and securities. ASC Topic 606 does apply to noninterest revenue streams, such as wealth management, including trust and brokerage services, service charges on deposit accounts, interchange fee income – debit card income, and gains/losses on OREO sales. Noninterest revenue streams that are within the scope of ASC Topic 606 are discussed below.

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

The following presents noninterest income, segregated by revenue streams that are within and outside the scope of ASC Topic 606, for the nine and three month periods ended September 30, 2021 and September 30, 2020:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Noninterest income
In-scope of Topic 606:
Service charges on deposit accounts	$1,292	$1,439	$475	$447
Other service charges	664	517	232	195
Trust department	6,441	5,355	2,166	1,871
Debit card income	2,623	2,052	900	738
Brokerage commissions	854	713	229	234
Noninterest income (in-scope of Topic 606)	11,874	10,076	4,002	3,485
Noninterest income (out-of-scope of Topic 606)	1,712	1,335	521	493
Total Noninterest Income	$13,586	$11,411	$4,523	$3,978

Note 13 – Regulatory Capital Requirements

The following table presents our capital ratios for the nine months ended September 30, 2021.

	September 30, 2021	December 31, 2020	Required for Capital Adequacy Purposes	Required to be Well Capitalized
Total Capital (to risk-weighted assets)
Consolidated	15.51%	16.08%	8.00%	10.00%
First United Bank & Trust	14.64%	15.50%	8.00%	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated	14.26%	14.83%	6.00%	8.00%
First United Bank & Trust	13.39%	14.25%	6.00%	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated	12.15%	12.61%	4.50%	6.50%
First United Bank & Trust	13.39%	14.25%	4.50%	6.50%
Tier 1 Capital (to average assets)
Consolidated	10.33%	10.36%	4.00%	5.00%
First United Bank & Trust	9.59%	9.81%	4.00%	5.00%

As of September 30, 2021, the Bank and the Corporation were considered “well capitalized” under the regulatory framework for prompt corrective action.   The ratios at the Bank and Consolidated levels were negatively impacted primarily due to the increased funding from the Bank to the holding company related to the settlement expenses and the stock repurchase program.  The decrease at the Corporation level is related to the stock repurchase of 400,000 shares of common stock and the reduction to capital.

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

On April 16, 2021, First United Corporation entered into a Stock Purchase Agreement with Driver Opportunity Partners I LP (“Driver Partners”) under which, pursuant to the foregoing stock repurchase program.  First United Corporation agreed to repurchase 360,737 shares of its common stock held by Driver Partners at a purchase price of $18.00 per share.

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

The following table presents the assets and liabilities subject to an enforceable master netting arrangement or repurchase agreements at September 30, 2021 and December 31, 2020.

			Net Amounts	Gross Amounts
	Gross	Gross	of (Assets)/	Not Offset in the
	Amounts of	Amounts	Liabilities	Statement of Condition
	Recognized	Offset in the	Presented in		Cash
	(Assets)/	Statement of	the Statement	Financial	Collateral	Net
(in thousands)	Liabilities	Condition	of Condition	Instruments	Pledged	Amount
September 30, 2021
Interest Rate Swap Agreements	$727	$—	$727	$(727)	$2,000	$—
Repurchase Agreements	$72,396	$—	$72,396	$(72,396)	$—	$—
December 31, 2020
Interest Rate Swap Agreements	$1,320	$—	$1,320	$(1,320)	$—	$—
Repurchase Agreements	$49,160	$—	$49,160	$(49,160)	$—	$—

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

FIRST UNITED CORPORATION

First United Corporation is a Maryland corporation chartered in 1985 and a bank holding company registered with the Board of Governors of the Federal Reserve System (the “FRB”) under the Bank Holding Company Act of 1956, as amended.  The Corporation’s primary business is serving as the parent company of First United Bank & Trust, a Maryland trust company (the “Bank”), First United Statutory Trust I (“Trust I”) and First United Statutory Trust II (“Trust II” and together with Trust I, the “Trusts”), both Connecticut statutory business trusts. The Trusts were formed for the purpose of selling trust preferred securities that qualified as Tier 1 capital. The Bank has two consumer finance company subsidiaries - OakFirst Loan Center, Inc., a West Virginia corporation, and OakFirst Loan Center, LLC, a Maryland limited liability company - and two subsidiaries that it uses to hold real estate acquired through foreclosure or by deed in lieu of foreclosure - First OREO Trust, a Maryland statutory trust, and FUBT OREO I, LLC, a Maryland limited liability company. In addition, the Bank owns 99.9% of the limited partnership interests in Liberty Mews Limited Partnership, a Maryland limited partnership formed for the purpose of acquiring, developing and operating low-income housing units in Garrett County, Maryland, and a 99.9% non-voting membership interest in MCC FUBT Fund, LC, an Ohio limited liability company formed for the purpose of acquiring, developing and operating low-income housing units in Allegany County, Maryland.

At September 30, 2021, the Corporation’s total assets were $1.7 billion, net loans were $1.1 billion, and deposits were $1.4 billion. Shareholders’ equity at September 30, 2021 was $133.8 million.

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

Congress, the President, and the FRB have taken several actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), a $2 trillion legislative package, was signed into law at the end of March 2020. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors, such as by providing funds for loans under the Paycheck Protection Program (the “PPP”) administered by the Small Business Administration (the “SBA”). Section 4013 of the CARES Act, “Temporary Relief from Troubled Debt Restructurings,” provides banks the option to temporarily suspend certain requirements under U.S. GAAP related to trouble debt restructurings (“TDRs”) for a limited period of time to account for the effects of COVID-19. Additionally, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the “Economic Aid Act”) was enacted on December 27, 2020 and provided for a second round of PPP loans. The PPP Extension Act of 2021, which was enacted on March 30, 2021, extended the PPP application deadline to May 31, 2021 and provided the SBA with additional time to process applications through June 30, 2021.  Also, the Consolidated Appropriations Act (the “CAA”) passed on December 27, 2020, which, among other things, extended the provisions of Section 4013 of the CARES Act to January 1, 2022. The Federal Reserve’s actions have included cutting the federal funds rate 150 basis points and targeting a 0 to 25 basis point rate. In addition to the general impact of the COVID-19 pandemic, certain provisions of the CARES Act as well as other legislative and regulatory relief efforts are expected to have a material impact on the Corporation’s operations.

During the first nine months of 2021, we continued to assist our business customers with the PPP loan forgiveness process and to originate additional PPP loans through the third round of funding. We remained diligent in protecting our associates and customers from the lingering effects of the pandemic, delaying opening our lobbies until April 1, 2021.  During the third quarter, we made the decision to reclose our lobbies as COVID cases increased in most of our markets and staffing was at reduced levels.  Many of our sales and support employees continue to work remotely as we have adjusted to a hybrid work environment.  We have continued to monitor our market areas, maintaining travel protocols and utilizing safety precautions while continuing to provide full banking services to our customers.

The Corporation continues to actively participate in the PPP.  On January 19, 2021, the SBA implemented a third round of funding for PPP loans.

During 2020, the Corporation originated a total of $148.5 million in PPP loans under the first and second rounds of funding, consisting of 1,174 loans with an average loan size of $162 thousand.  During 2021, the Corporation originated a total of $66.1 million in PPP loans under the third round of funding, consisting of 870 loans with an average loan size of $80 thousand.

Net PPP origination fees recognized in the first nine months of 2021 were $3.2 million due to amortization and forgiveness, compared to $2.4 million in 2020.

During 2020, 290 PPP loans, totaling $34.5 million were forgiven, resulting in 885 loans with a remaining balance of $114.0 million at December 31, 2020.   During the first nine months of 2021, an additional 1,384 PPP loans originated under all three rounds, with an aggregate principal balance of $150.0 million, were forgiven, resulting in 371 PPP loans with a total remaining balance of $30.3 million at September 30, 2021.

Of the 2,046 PPP loans originated by the Corporation since the PPP’s inception, 1,675 loans, totaling $184.9 million, have been forgiven through the end of third quarter 2021, representing 86% of the number of loans originated and 82% of originated principal balances.

COVID Modifications

While the COVID-19 pandemic has had an impact on most industries, some have been more affected than others.  In accordance with Section 4013 of the CARES Act and related regulatory pronouncements, we have not accounted for modifications of loans affected by the pandemic as troubled debt restructurings (“TDRs”) nor have we designated them as past due or nonaccrual.

As of October 15, 2021, modified loans not treated as TDRs consisted of eleven commercial loans relating to real estate rental, food services and health care sectors and one mortgage loan, with an aggregate balance of $9.9 million.  These loans are scheduled to return to contractual payment terms within the next quarter.

Liquidity Sources

Management has reviewed its Liquidity Contingency Funding Plan in preparation of funding needs as it relates to the COVID-19 pandemic. As of September 30, 2021, the Corporation had approximately $130.0 million in unsecured lines of credit with its correspondent banks, $1.0 million with the Federal Reserve Discount Window, and approximately $189.0 million of secured borrowings with the Federal Home Loan Bank of Atlanta (“FHLB”). Additionally, the Corporation has access to the brokered certificates of deposit market.

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

SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data for the nine month periods ended September 30, 2021 and 2020 and is qualified in its entirety by the detailed information and unaudited financial statements, including the notes thereto, included elsewhere in this quarterly report.

	As of the nine months ended
	September 30,
	2021	2020
Per Share Data
Basic net income per common share (1) - as reported	$1.81	$1.32
Basic net income per common share (1) - non-GAAP	2.45	1.32
Diluted net income per common share (1) - as reported	$1.81	$1.32
Diluted net income per common share (1) - non-GAAP	2.45	1.32
Basic book value per common share (1) - as reported	$20.22	$18.63
Diluted book value per common share (1) - as reported	$20.19	$18.62

Significant Ratios:

Return on Average Assets (a) (1) - as reported	0.92%	0.79%
Settlement and FHLB expenses, net of income tax	0.33%	—
Adjusted Return on Average Assets (a) (1) (non-GAAP)	1.25%	0.79%

Return on Average Equity (a) (1) - as reported	12.45%	9.87%
Settlement and FHLB expenses, net of income tax	4.43%	—
Adjusted Return on Average Equity (a) (1) (non-GAAP)	16.88%	9.87%

Average Equity to Average Assets	10.70%	10.61%

Capital Ratios:

Consolidated Total Capital (to risk weighted assets)	15.51%	16.14%
Consolidated Tier 1 Capital (to risk weighted assets)	14.26%	14.89%
Consolidated Common Equity Tier 1 Capital (to risk weighted assets)	12.15%	12.59%
Consolidated Tier 1 Capital (to average assets)	10.33%	10.37%

(1) See reconciliation of this non-GAAP financial measure provided elsewhere herein associated with settlement expenses incurred during the first quarter of 2021 and prepayment penalties incurred during the third quarter of 2021.

Note: (a) Annualized

RESULTS OF OPERATIONS

Overview

Consolidated net income for the nine months ended September 30, 2021 was $12.2 million, inclusive of litigation settlement expenses of $3.3 million and FHLB prepayment penalties of $2.4 million, compared to $9.3 million for the nine months ended September 30, 2020.  Basic and diluted net income per share for the first nine months of 2021 were both $1.81, a 37.1% increase when compared to basic and diluted net income per share of $1.32 for the same period of 2020.

The increase in earnings for the first nine months of 2021 was attributable to an increase in net interest income of $2.2 million, reduced provision expense of $4.9 million and an increase in other operating income, including gains on sales of mortgage loans and securities’ of $1.3 million.  These changes were partially offset by an increase in other operating expenses of $4.0 million, inclusive of the $3.3 million in litigation settlement expenses and the $2.4 million FHLB prepayment penalty.

Net interest income, on a non-GAAP, FTE basis, increased by $2.2 million (5.9%) during the nine months ended September 30, 2021 when compared to the nine months ended September 30, 2020 driven by a $2.7 million (36.5%) decrease in interest expense, partially offset by a decrease in interest income of $0.5 million.  The decrease in interest expense resulted from proactive efforts to reduce the cost of funds by further reductions to rates on deposit accounts throughout 2021, the runoff of balances in the time deposits of $100,000 or more, including brokered deposits, and the expiration of empowered rates on money market accounts.  The prepayment of the FHLB advances in the third quarter should significantly reduce interest expense in the fourth quarter and future years.  The net interest margin, on an FTE basis, declined to 3.21% for the nine months ended September 30, 2021 compared to 3.43% for the same period of 2020.  Excluding the average balance of PPP loans of $100.6 million and interest and fees of $4.0 million, the net interest margin for the nine months ended September 2021 was 3.07%.

Other operating income, including net gains on sales of mortgage loans and sales of investment securities, increased $1.3 million for the nine months ended September 30, 2021 when compared to the nine months ended September 30, 2020.  Gains on the sale of mortgage loans to the secondary market decreased $0.5 million due to refinancing activity occurring at a slower pace than the pace experienced in 2020. Trust and brokerage income increased $1.2 million year-over-year due to growth in new client relationships and assets under management.  Debit card income increased $0.6 million for the nine months ended September 30, 2021 when compared to the same period of 2020 due to growth in deposit relationships and increased customer usage of our electronic services. Other income increased $0.5 million, due primarily to the receipt of insurance proceeds related to litigation claims recorded in the first quarter of 2021. Service charge income remained stable when comparing the first nine months of 2021 to the same time period of 2020.

Other operating expenses increased $4.0 million for the nine months ended September 30, 2021 when compared to the same period of 2020.  This increase was driven by $3.3 million of litigation settlement expenses recorded in the first quarter of 2021 and a $2.4 million penalty on the prepayment of $70.0 million FHLB advances in the third quarter of 2021.  Salaries and benefits remained stable when compared to the first nine months of 2020, as increases in salaries, incentive pay and stock compensation were offset by decreases in pension and life and health insurance costs, a $0.3 million offset in salary expense from deferred loan origination costs primarily attributable to PPP loans and $0.1 million of reduced executive equity compensation due to a timing difference in long-term incentive grants.  Federal Deposit Insurance Corporation premiums increased slightly by $0.2 million due to credits received on quarterly assessments in 2020. Equipment, occupancy and technology expenses decreased $0.9 million when compared to the first nine months of 2020 as we began to realize cost savings from our core processor related to a new contract negotiated in the fourth quarter of 2020. Other real estate owned (“OREO”) expenses were a net credit in the first nine months of 2021 due to $0.8 million in gains attributable to the sale of OREO properties.  Professional services increased $0.8 million as a result of increased legal and professional fees related to shareholder litigation early in 2021, partially offset by decreased investor relations expenses.

The provision for loan losses was $0.1 million for the nine months ended September 30, 2021 and $5.0 million for the nine months ended September 30, 2020.  The higher provision expense recorded in the first nine months of 2020 was driven by an increase in the qualitative factors reflecting the uncertainty of the economic environment related to the COVID-19 pandemic. Net recoveries of $0.4 million were recorded for the nine months ended September 30, 2021, compared to net charge offs of $1.3 million for the same period of 2020. The ratio of the ALL to loans outstanding, including PPP loan balances, was 1.46% at September 30, 2021 compared to 1.36% at September 30, 2020 and 1.41% at December 31, 2020.  The ALL to loans outstanding, excluding PPP loan balances of $30.3 million and $148.9 million, was 1.49% at September 30, 2021 and 1.55% at September 30, 2020 and December 31, 2020, non-GAAP.

Consolidated net income was $4.4 million for the third quarter of 2021 compared to $5.0 million for the third quarter of 2020.  Basic and diluted net income per share for the third quarter of 2021 were both $0.66, a 5.7% decrease when compared to basic and diluted net income per share of $0.70 for the third quarter of 2020.  The decline in earnings in the third quarter of 2021 was due to an increase in net interest income, a credit to provision expense, and increased wealth management income, offset by increased non-interest expenses, including the prepayment penalty of $2.4 million on FHLB borrowings.

Net interest income, on a non-GAAP, FTE basis, increased by $1.7 million (14.2%) for the third quarter 2021 when compared to the third quarter of 2020.  This increase resulted from an increase in interest income of $0.7 million and a decrease in interest expense of $1.1 million.  The increase in interest income on loans was a result of increased interest on consumer loans related to the purchase of a loan pool in the second quarter as well as an increase in the unearned fees related to the PPP forgiveness during the quarter.  The reduction of interest expense resulted from the further reduction of deposit rates early in the third quarter and the declining balances in the higher cost CD portfolio.  The prepayment of the FHLB advances should positively impact interest expense for the remainder of 2021 and future years.  The weighted rate on the $70.0 million FHLB long-term borrowings was 1.90%.  The net interest margin for the third quarter of 2021 was 3.38%, compared to 3.12% for the third quarter of 2020.  Excluding the average balance of PPP loans of $48.5 million and interest and fees of $1.4 million, the net interest margin for the third quarter of 2021 was 3.12%.

Other operating income, including gains, for the third quarter of 2021 decreased by approximately $0.6 million when compared to the same period of 2020.  Service charge income remained stable during the third quarter of 2021 when compared to the third quarter of 2020.  Trust and brokerage income increased $0.3 million due to increased production and market values on assets under management.  Net gains decreased $1.1 million when comparing the third quarter of 2021 to the third quarter of 2020.  This decrease was due to the slowing of refinancing activity in the mortgage portfolio, which resulted in less gains on sales as well as no sales activity in the investment portfolio during the third quarter of 2021.  Bank Owned Life Insurance (“BOLI”) income decreased by $0.1 million when comparing the third quarter of 2021 to the third quarter of 2020 due to the receipt of policy proceeds in the third quarter of 2020.

Other operating expenses increased by $2.5 million when comparing the third quarter of 2021 to the third quarter of 2020.  This increase was driven by an increase in salaries and benefits of $0.3 million related to a reduction in deferred loan origination costs in 2021 (primarily related to PPP activities) and the $2.4 million prepayment penalties incurred in connection with the prepayment of the FHLB advances.  As noted above, the prepayment was a strategic decision to use $70.0 million of cash for the purpose of reducing the cost of funds for the remainder of 2021 and future years.  Occupancy, equipment and technology service expenses were stable during the third quarter of 2021 when compared to the third quarter of 2020.  Investor relations and professional services costs were also stable during the third quarter of 2021 when compared to the third quarter of 2020.  Other miscellaneous expenses, such as Visa processing fees, contract labor, schools and seminars, dues and licenses, in-house training, trust department expense, debit card expense and other personnel related expenses, declined.  The decreases were offset by increases in marketing, contributions and consulting expenses.

The effective income tax rates as a percentage of income for the nine-month periods ended September 30, 2021 and 2020 were 24.9% and 22.1%, respectively.  The increase in the tax rate for the first nine months of 2021 was primarily due to the reduction in tax exempt income as well as the reduction in tax credits related to the expiration of a low-income housing tax credit in June 2021.  A new 2021 investment in low-income housing is expected to provide tax benefits in 2022 and beyond.

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

The following table presents a reconciliation of net income and basic and diluted earnings per share (as reported) to adjusted net income and adjusted basic and diluted earnings per share excluding settlement and prepayment penalty expense:

	Nine months ended September 30,
	2021	2020
(in thousands, except for per share amount)
Net income - as reported	$12,221	$9,285
Adjustments:
Settlement expense	3,300	—
FHLB penalty	2,368	—
Income tax effect of adjustment	(1,313)	—
Adjusted net income (non-GAAP)	$16,576	$9,285

Basic and Diluted earnings per share - as reported	$1.81	$1.32
Adjustments:
Settlement expense	0.47	—
FHLB penalty	0.35
Income tax effect of adjustment	(0.18)	—
Adjusted basic and diluted earnings per share (non-GAAP)	$2.45	$1.32

The following table presents a reconciliation of basic and diluted book value per share (as reported) to adjusted basic and diluted book value per share excluding settlement expense:

	Nine months ended September 30,
	2021	2020
(in thousands, except for per share amount)
Basic book value per share
Equity	133,787	130,237
Outstanding shares	6,618	6,984
Basic book value per share	$20.22	$18.63

Diluted book value per share
Equity	133,787	130,237
Outstanding shares	6,625	6,989
Diluted book value per share	$20.19	$18.62

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

The tables below summarizes net interest income for the nine and three month periods ended September 30, 2021 and 2020.

	GAAP		Non-GAAP - FTE
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2021	2020	2021	2020
Interest income	$43,408	$43,973	$44,113	$44,651
Interest expense	4,784	7,528	4,784	7,528
Net interest income	$38,624	$36,445	$39,329	$37,123
Net interest margin %	3.16%	3.37%	3.21%	3.43%

	Three Months Ended		Three Months Ended
	September 30,		September 30,
(dollars in thousands)	2021	2020	2021	2020
Interest income	$14,910	$14,253	$15,142	$14,481
Interest expense	1,285	2,351	1,285	2,351
Net interest income	$13,625	$11,902	$13,857	$12,130
Net interest margin %	3.32%	3.06%	3.38%	3.12%

The following tables set forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the nine and three month periods ended September 30, 2021 and 2020:

	Nine Months Ended
	September 30,
	2021			2020
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Loans	$1,179,205	$39,562	4.49%	$1,136,473	$39,231	4.61%
Investment Securities:
Taxable	267,899	2,864	1.43%	197,186	3,612	2.45%
Non taxable	25,487	1,448	7.60%	26,335	1,448	7.34%
Total	293,386	4,312	1.96%	223,521	5,060	3.02%
Federal funds sold	156,504	128	0.11%	79,228	182	0.31%
Interest-bearing deposits with other banks	3,419	1	0.06%	889	9	1.37%
Other interest earning assets	3,622	110	4.07%	4,451	169	5.06%
Total earning assets	1,636,136	44,113	3.60%	1,444,562	44,651	4.13%
Allowance for loan losses	(16,924)			(15,049)
Non-earning assets	154,464			146,213
Total Assets	$1,773,676			$1,575,726
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$211,005	$460	0.29%	$177,848	$531	0.40%
Interest-bearing money markets	340,322	367	0.14%	305,714	1,207	0.53%
Savings deposits	218,605	63	0.04%	172,735	136	0.10%
Time deposits:
Less than $100k	100,777	979	1.30%	111,757	1,310	1.57%
$100k or more	108,195	1,008	1.25%	129,290	1,813	1.87%
Short-term borrowings	55,151	67	0.16%	43,895	68	0.21%
Long-term borrowings	92,980	1,840	2.65%	100,929	2,463	3.26%
Total interest-bearing liabilities	1,127,035	4,784	0.57%	1,042,168	7,528	0.96%
Non-interest-bearing deposits	488,870			362,547
Other liabilities	26,850			45,572
Shareholders’ Equity	130,921			125,439
Total Liabilities and Shareholders’ Equity	$1,773,676			$1,575,726
Net interest income and spread		$39,329	3.03%		$37,123	3.17%
Net interest margin			3.21%			3.43%

(1)	The above table reflects the average rates earned or paid stated on an FTE basis assuming a 21% tax rate for 2021 and 2020. Non-GAAP interest income on a fully taxable equivalent was $705 and $678, respectively.
(2)	Net interest margin is calculated as net interest income divided by average earning assets.
(3)	The average yields on investments are based on amortized cost.

Net interest income, on a non-GAAP, FTE basis, increased by $2.2 million (5.9%) during the nine months ended September 30, 2021 when compared to the nine months ended September 30, 2020 driven by a $2.7 million (36.5%) decrease in interest expense, partially offset by a decrease in interest income of $0.5 million.  The decrease in interest expense resulted from proactive efforts to reduce the cost of funds by further reductions to rates on deposit accounts throughout 2021, the runoff of balances in the time deposits of $100,000 or more, including brokered deposits, and the expiration of empowered rates on money market accounts.  The prepayment of the FHLB advances in the third quarter should significantly reduce interest expense in the fourth quarter and future years.  The net interest margin, on an FTE basis, declined to 3.21% for the nine months ended September 30, 2021 compared to 3.43% for the same period of 2020.  Excluding the average balances of PPP loans of $100.6 million and interest and fees of $4.0 million, the net interest margin for the nine months ended September 2021 was 3.07%.

The decrease in interest income was driven by a slight increase in interest and fees on loans offset by reduced income on the investment portfolio. While the average balance of the investment portfolio increased by $69.9 million, bonds at higher yielding rates were called and replaced with lower yielding investments, resulting in a decrease in average yield on the investment portfolio of 106 basis points. The increase in the average balance of investments is due to a strategic decision in December 2020 to invest $70.0 million of excess cash into the investment portfolio. Significantly higher cash levels invested at an average yield on Fed Funds of 0.11% for the first nine months of 2021, compared to 0.31% for the first nine months of 2020, also negatively impacted the margin for the first nine months of 2021. The increase in average balance of loans of $42.7 million, driven by PPP loans and the purchase of a $20.0 million consumer loan pool during the second quarter of 2021, offset the declining yield in the portfolio.  Interest and fees on loans increased slightly when comparing the first nine months of 2021 to the first nine months of 2020. The average balances of PPP loans of approximately $100.6 million generated $3.2 million of interest and fees but had a negative impact on the margin. The average loan yield was also negatively impacted by the low-rate environment, which resulted in loan production and loans repricing at lower rates. These factors resulted in a decrease of approximately 12 basis points in average loan yield when compared to the nine months ended September 30, 2020.

The decrease in interest expense of $2.7 million, despite an increase in average interest-bearing liabilities of $84.9 million, was a direct result of a reduction in the cost of deposits of 27 basis points, a 5 basis point decrease in the cost of our short-term borrowings and a 61 basis point decrease in the cost of long-term borrowings. The decrease in the rate on long-term borrowings was primarily due to the restructuring of three long-term Federal Home Loan Bank advances late in the fourth quarter of 2020 that resulted in a reduced weighted average rate of 80 basis points on the $70.0 million portfolio. The rate on the long-term borrowings will be reduced further as the $70.0 million of FHLB advances were repaid late in the third quarter of 2021.  These advances had a weighted rate of 1.90%.  The average balance on our interest-bearing money market accounts increased $34.6 million, while the rate on these accounts decreased by 39 basis points.   Average growth of $126.3 million in our non-interest-bearing accounts benefited our overall cost of deposits.

	Three Months Ended
	September 30,
	2021			2020
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Assets
Loans	$1,162,374	$13,689	4.67%	$1,198,888	$12,950	4.30%
Investment Securities:
Taxable	274,648	880	1.27%	194,722	960	1.96%
Non taxable	25,073	476	7.54%	27,049	494	7.26%
Total	299,721	1,356	1.79%	221,771	1,454	2.61%
Federal funds sold	159,444	65	0.16%	119,039	28	0.09%
Interest-bearing deposits with other banks	4,283	—	—%	1,157	2	0.73%
Other interest earning assets	2,772	32	4.64%	4,468	47	4.15%
Total earning assets	1,628,594	15,142	3.69%	1,545,323	14,481	3.73%
Allowance for loan losses	(17,597)			(17,252)
Non-earning assets	157,806			153,846
Total Assets	$1,768,803			$1,681,917
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$215,085	$113	0.21%	$195,363	$190	0.39%
Interest-bearing money markets	332,889	79	0.09%	332,012	330	0.40%
Savings deposits	230,925	17	0.03%	182,733	35	0.08%
Time deposits:
Less than $100k	89,723	253	1.12%	111,647	435	1.55%
$100k or more	94,770	270	1.13%	121,986	525	1.71%
Short-term borrowings	63,968	17	0.11%	45,719	19	0.17%
Long-term borrowings	77,342	536	2.75%	100,929	817	3.22%
Total interest-bearing liabilities	1,104,702	1,285	0.46%	1,090,389	2,351	0.86%
Non-interest-bearing deposits	503,006			407,334
Other liabilities	27,143			56,091
Shareholders’ Equity	133,952			128,103
Total Liabilities and Shareholders’ Equity	$1,768,803			$1,681,917
Net interest income and spread		$13,857	3.23%		$12,130	2.87%
Net interest margin			3.38%			3.12%

(1)The above table reflects the average rates earned or paid stated on an FTE basis assuming a 21% tax rate for 2021 and 2020. Non-GAAP interest income on a fully taxable equivalent was $232 and $228, respectively.

(2)Net interest margin is calculated as net interest income divided by average earning assets.

(3)The average yields on investments are based on amortized cost.

Net interest income, on a non-GAAP, FTE basis, increased by $1.7 million (14.2%) for the third quarter 2021 when compared to the third quarter of 2020.  This increase resulted from an increase in interest income of $0.7 million and a decrease in interest expense of $1.1 million.

The increase in interest income on loans was a result of increased interest on consumer loans related to the purchase of a loan pool in the second quarter as well as an increase in the unearned fees related to the PPP forgiveness during the quarter.  The reduction of interest expense resulted from the further reduction of deposit rates early in the third quarter and the declining balances in the higher cost CD portfolio.  The prepayment of the FHLB advances should positively impact interest expense for the remainder of 2021 and future years.  The weighted rate on the $70.0 million FHLB long-term borrowings was 1.90%.  The net interest margin for the third quarter of 2021 was 3.38%, compared to 3.12% for the third quarter of 2020.  Excluding the average balance of PPP loans of $48.5 million and interest and fees of $1.4 million, the net interest margin for the third quarter of 2021 was 3.12%.

Participation in the PPP, with an average outstanding loan balance of $48.5 million and an interest rate of 1.0%, negatively impacted the margin for the third quarter of 2021 by 6 basis points.  However, deferred fees of approximately $1.3 million recognized during the third quarter of 2021 positively impacted the margin by 32 basis points, with a net positive impact of 26 basis points.  Continued elevated cash levels have also negatively impacted the margin.

The decrease in interest expense of $1.1 million, despite an increase in average interest-bearing liabilities of $14.3 million, was a direct result of a reduction in the cost of deposits of 25 basis points, a 6 basis point decrease in the cost of our short-term borrowings and a 47 basis point decrease in the cost of long-term borrowings. The decrease in the rate on long-term borrowings is primarily due to the restructuring of three long-term FHLB advances late in the fourth quarter of 2020 that resulted in a reduced weighted average rate of 80 basis points on the $70.0 million portfolio. The rate on the long-term borrowings will be reduced further as the $70.0 million of FHLB advances were repaid late in the third quarter of 2021.  These advances had a weighted rate of 1.90%.  The average balance on our interest-bearing money market accounts remained stable, while the rate on these accounts decreased by 31 basis points.   Average growth of $95.7 million in our non-interest-bearing accounts benefited our overall cost of deposits as well as the overall reduction to rates on all deposit products in the third quarter.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense for our average interest-earning assets and average interest-bearing liabilities for the nine and three month periods ended September 30, 2021 and 2020:

	For the Nine months ended September 30, 2021
	compared to the Nine months ended September 30, 2020
(in thousands and tax equivalent basis)	Volume	Rate	Net
Interest Income:
Loans	$1,477	$(1,146)	$331
Taxable Investments	1,299	(2,047)	(748)
Non-taxable Investments	(47)	47	0
Federal funds sold	180	(234)	(54)
Interest-bearing deposits	26	(34)	(8)
Other interest earning assets	(31)	(28)	(59)
Total interest income	2,904	(3,442)	(538)
Interest Expense:
Interest-bearing demand deposits	99	(170)	(71)
Interest-bearing money markets	138	(978)	(840)
Savings deposits	34	(107)	(73)
Time deposits less than $100K	(129)	(202)	(331)
Time deposits $100K or more	(296)	(509)	(805)
Short-term borrowings	18	(19)	(1)
Long-term borrowings	(194)	(429)	(623)
Total interest expense	(330)	(2,414)	(2,744)
Net interest income	$3,234	$(1,028)	$2,206

	For the Three months ended September 30, 2021 compared to the Three months ended September 30, 2020
(in thousands and tax equivalent basis)	Volume	Rate	Net
Interest Income:
Loans	$(393)	$1,132	$739
Taxable Investments	392	(472)	(80)
Non-taxable Investments	(36)	18	(18)
Federal funds sold	9	28	37
Interest-bearing deposits	6	(8)	(2)
Other interest earning assets	(18)	3	(15)
Total interest income	(40)	701	661
Interest Expense:
Interest-bearing demand deposits	19	(96)	(77)
Interest-bearing money markets	1	(252)	(251)
Savings deposits	10	(28)	(18)
Time deposits less than $100K	(85)	(97)	(182)
Time deposits $100K or more	(116)	(139)	(255)
Short-term borrowings	8	(10)	(2)
Long-term borrowings	(190)	(91)	(281)
Total interest expense	(353)	(713)	(1,066)
Net interest income	$313	$1,414	$1,727

(1)	The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

The provision for loan losses was $0.1 million for the nine months ended September 30, 2021 and $5.0 million for the nine months ended September 30, 2020.  The higher provision expense recorded in the first nine months of 2020 was driven by an increase in the qualitative factors reflecting the uncertainty of the economic environment related to the COVID-19 pandemic. Net recoveries of $0.4 million were recorded for the nine months ended September 30, 2021, compared to net charge offs of $1.3 million for the same period of 2020. The ratio of the ALL to loans outstanding, including PPP loan balances, was 1.46% at September 30, 2021 compared to 1.36% at September 30, 2020 and 1.41% at December 31, 2020.  The ALL to loans outstanding, excluding PPP loan balances of $30.3 million and $148.9 million, was 1.49% at September 30, 2021 and 1.55% at September 30, 2020 and December 31, 2020, non-GAAP.  Specific allocations have been made for impaired loans where management has determined that the collateral supporting the loans is not adequate to cover the loan balance, and the qualitative factors affecting the ALL have been adjusted based on the current economic environment and the characteristics of the loan portfolio.

Other Income

The composition of other operating income for the nine and three month periods ended September 30, 2021 and 2020 is illustrated in the following table:

	Income as % of				Income as % of
	Total Other Income				Total Other Income
	Nine Months Ended				Three Months Ended
	September 30,				September 30,
(in thousands)	2021		2020		2021		2020
Service charges on deposit accounts	$1,292	10%	$1,439	13%	$475	10%	$447	11%
Other service charges	664	5%	517	5%	232	5%	195	5%
Trust department	6,441	47%	5,355	47%	2,166	48%	1,871	47%
Debit card income	2,623	19%	2,052	18%	900	20%	738	19%
Bank owned life insurance	877	7%	961	8%	298	7%	373	9%
Brokerage commissions	854	6%	713	6%	229	5%	234	6%
Other income	835	6%	374	3%	223	5%	120	3%
	$13,586	100%	$11,411	100%	$4,523	100%	$3,978	100%

Other Operating Expenses

The composition of other operating expenses for the nine and three month periods ended September 30, 2021 and 2020 is illustrated in the following table:

	Expense as % of				Expense as % of
	Total Other Operating Expenses				Total Other Operating Expenses
	Nine Months Ended				Three Months Ended
	September 30,				September 30,
(in thousands)	2021		2020		2021		2020
Salaries and employee benefits	$16,214	44%	$16,244	49%	$5,719	44%	$5,378	51%
FDIC premiums	575	2%	404	1%	209	2%	201	2%
Equipment	2,837	8%	2,871	9%	1,032	8%	978	9%
Occupancy	2,102	6%	2,200	7%	684	5%	707	7%
Data processing	2,420	6%	3,155	10%	819	6%	1,130	11%
Marketing	408	1%	405	1%	129	1%	122	1%
Professional services	3,276	9%	2,506	8%	615	5%	602	6%
Contract labor	486	1%	480	1%	153	1%	180	2%
Line rentals	606	2%	654	2%	123	1%	216	2%
Other real estate owned	(460)	(1)%	3	0%	150	1%	6	0%
Investor relations	546	1%	1,160	3%	116	1%	54	0%
Settlement expense	3,300	9%	—	0%	—	0%	—	0%
FHLB prepayment penalty	2,368	6%	—	0%	2,368	18%	—	0%
Other	2,308	6%	2,890	9%	910	7%	966	9%
	$36,986	100%	$32,972	100%	$13,027	100%	$10,540	100%

Provision for Income Taxes

In reporting interim financial information, income tax provisions should be determined under the procedures set forth in Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 740, Income Taxes (Section 740-270-30). This guidance provides that at the end of each interim period, an entity should make its best estimate of the effective tax rate expected to be applicable for the full fiscal year. The rate so determined should be used in providing for income taxes on a current year-to-date basis. The effective tax rate should reflect anticipated investment tax credits, capital gains rates, and other available tax planning alternatives. In arriving at this effective tax rate, however, no effect should be included for the tax related to significant, unusual or extraordinary items that will be separately reported or reported net of their related tax effect in reports for the interim period or for the fiscal year.

The effective income tax rate as a percentage of income increased to 24.9% at September 30, 2021 from 22.1% at September 30, 2020 primarily due to a reduction in tax exempt income and the reduction in low income housing tax credits that expired in June 2021.  A new investment in a low income housing tax credit will reduce the effective tax rate beginning in 2022 and future years.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets at September 30, 2021 decreased to $1.7 billion, representing a $24.9 million decrease since December 31, 2020.  During the first nine months of 2021, cash and interest-bearing deposits in other banks decreased by $14.5 million, the investment portfolio increased by $2.4 million and gross loans decreased by $5.9 million.  The decrease in cash was due primarily to the strategic decision to deploy $39.0 million of cash to purchase a pool of mortgage loans for the purpose of offsetting mortgage portfolio balances that have been declining due to continued refinancing activity.  Management also used $70.0 million to prepay FHLB advances.  Although the Bank recorded $2.4 million in penalties in connection with the FHLP prepayments, management anticipates that the resulting reduction in interest expense for the remainder of 2021 and in future years will offset the penalty and have a significant impact on the cost of funds.  OREO balances decreased $2.7 million due to the sale of a parcel of real estate securing a large commercial participation loan in the first quarter of 2021 and the additional sales of undeveloped lots.  We anticipate further reduction to OREO balances over the next quarter as we consummate additional sales contracts.

Total liabilities decreased by $27.6 million when compared to liabilities at December 31, 2020.  The decrease in the first nine months of 2021 was attributable to deposit growth of $22.1 million due to stimulus programs and to growth in core relationships, increased balances in short-term borrowings related to our Treasury Management product, offset by the prepayment of $70.0 million in FHLB long-term borrowings. Total shareholders’ equity increased slightly during the first nine months of 2021, as net income of $12.2 million was offset by the repurchase of $7.2 million (400,000 shares) of First United Corporation common stock.

Loan Portfolio

The following table presents the composition of our loan portfolio at the dates indicated:

(dollars in thousands)	September 30, 2021		December 31, 2020
Commercial real estate	$371,785	32%	$369,176	32%
Acquisition and development	132,256	11%	116,961	10%
Commercial and industrial	195,758	17%	266,745	23%
Residential mortgage	405,885	35%	379,170	32%
Consumer	56,184	5%	35,760	3%
Total Loans	$1,161,868	100%	$1,167,812	100%

Outstanding loans of $1.2 billion at September 30, 2021 reflected a decline of $5.9 million during the first nine months of 2021, which was primarily attributable to growth in our mortgage loan portfolio due to the purchase of a $39.0 million loan pool, offset by a decline of portfolio balances.  This loan pool consisted of individual  adjustable and fixed rate residential mortgage loans.  Core commercial loan growth was offset by PPP loan forgiveness.  Commercial real estate (“CRE”) loans increased by $2.6 million, acquisition and development (“A&D”) loans increased by $15.3 million and commercial and industrial (“C&I”) loans decreased by $71.0 million, as growth in core portfolio loans of $12.7 million was offset by PPP loan forgiveness.  Residential mortgage loans increased $26.7 million due to the purchase of a pool of 1-4 family residential loans, offset by the continued refinancing activity. Given the current low interest rate environment, customers appear to be seeking longer-term, fixed-rate loans and we continued to use the secondary market rather than hold these longer-term fixed rate mortgage loans in the portfolio. The consumer loan portfolio increased by $20.4 million due to the purchase of a pool of consumer loans in the second quarter of 2021 as an effort to deploy excess cash into higher yielding, short-term assets.

Commercial loan production for the first nine months of 2021 was approximately $147.9 million, with $46.7 million originated during the third quarter, exclusive of PPP loan production. PPP loan production was approximately $66.1 million for the first nine months of 2021.   At September 30, 2021, unfunded, committed commercial construction loans totaled approximately $26.6 million. Commercial amortization and payoffs were approximately $117.3 million through September 30, 2021, exclusive of PPP.

Consumer mortgage loan production was approximately $89.6 million through September 30, 2021.  The production and pipeline mix of in-house, portfolio loans and investor loans remained strong as of September 30, 2021, with those loans totaling $20.0 million, consisting of $16.0 million in portfolio loans and $4.0 million in investor loans. At the end of the second quarter of 2021, management implemented special promotions for residential mortgage products to shift production towards portfolio loans and utilize excess cash balances.

Non-accrual loans totaled $7.4 million at September 30, 2021 compared to $3.3 million at December 31, 2020.  The increase in the non-accrual balance at September 30, 2021 was due to the movement of two hospitality loans, totaling approximately $4.0 million, to non-accrual status during the first quarter of 2021.  These loans suffered reduced cash flows due to the impact of the COVID-19 pandemic, received modifications and were classified as substandard at December 31, 2020.  These loans have returned to their contractual payment terms but will remain on non-accrual status until they pay full contractual payments for six months.

Risk Elements of Loan Portfolio

The following table presents the risk elements of our loan portfolio at the dates indicated. Management is not aware of any potential problem loans other than those listed in this table or discussed below.

(dollars in thousands)	September 30, 2021	% of Applicable Portfolio	December 31, 2020	% of Applicable Portfolio
Non-accrual loans:
Commercial real estate	$5,017	1.35%	$898	0.24%
Acquisition and development	395	0.30%	366	0.31%
Residential mortgage	2,011	0.50%	2,048	0.54%
Consumer	18	0.03%	27	0.08%
Total non-accrual loans	$7,441	0.64%	$3,339	0.29%
Accruing Loans Past Due 90 days or more:
Acquisition and development	—		10
Residential mortgage	154		710
Consumer	35		4
Total loans past due 90 days or more	$189		$724
Total non-accrual and accruing loans past due 90 days or more	$7,630		$4,063
Restructured Loans (TDRs):
Performing	$3,475		$3,657
Non-accrual (included above)	284		301
Total TDRs	$3,759		$3,958
Other real estate owned	$6,663		$9,386
Impaired loans without a valuation allowance	$9,148		$6,060
Impaired loans with a valuation allowance	2,040		1,399
Total impaired loans	$11,188		$7,459
Valuation allowance related to impaired loans	$205		$57

Performing loans considered to be impaired (including performing troubled debt restructurings, or TDRs), as defined and identified by management, amounted to $7.6 million at September 30, 2021 and $4.1 million at December 31, 2020. Loans are identified as impaired when, based on current information and events, management determines that we will be unable to collect all amounts due according to contractual terms. These loans consist primarily of A&D loans and CRE loans. The fair values are generally determined based upon independent third-party appraisals of the collateral or discounted cash flows based upon the expected proceeds. Specific allocations have been made where management believes there is insufficient collateral to repay the loan balance if liquidated and there is no secondary source of repayment available.

Loans that have been modified in reliance on Section 4013 of the CARES Act and the guidance issued thereunder are not treated as TDRs. Information about these loans can be found in Notes 2 and 5 to the consolidated financial statements presented in Item 1 of Part I of this report.

The following table presents the details of impaired loans that are TDRs by class at September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Contracts	Investment	Contracts	Investment
Performing
Commercial real estate
Non owner-occupied	2	$215	2	$224
All other CRE	1	2,110	1	2,208
Acquisition and development
1-4 family residential construction	1	245	1	266
All other A&D	1	202	1	210
Commercial and industrial	—	—	—	—
Residential mortgage
Residential mortgage – term	7	703	7	749
Residential mortgage – home equity	—	—	—	—
Consumer	—	—	—	—
Total performing	12	$3,475	12	$3,657
Non-accrual
Commercial real estate
Non owner-occupied	—	$—	—	$—
All other CRE	—	—	—	—
Acquisition and development
1-4 family residential construction	—	—	—	—
All other A&D	—	—	—	—
Commercial and industrial	—	—	—	—
Residential mortgage
Residential mortgage – term	2	284	2	301
Residential mortgage – home equity	—	—	—	—
Consumer	—	—	—	—
Total non-accrual	2	284	2	301
Total TDRs	14	$3,759	14	$3,958

The level of TDRs was $3.8 million at September 30, 2021 compared to $4.0 million at December 31, 2020, with a slight reduction due to payments made during the first nine months of 2021. There were no new TDRs during the first nine months of 2021.

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

The following table presents a summary of the activity in the ALL for the nine months ended September 30:

(dollars in thousands)	2021	2020
Balance, January 1	$16,486	$12,537
Charge-offs:
Acquisition and development	(85)	(1,144)
Commercial and industrial	—	(232)
Residential mortgage	(141)	(108)
Consumer	(266)	(274)
Total charge-offs	(492)	(1,758)
Recoveries:
Commercial real estate	—	69
Acquisition and development	172	29
Commercial and industrial	511	149
Residential mortgage	49	66
Consumer	112	116
Total recoveries	844	429
Net recoveries/(credit charge-offs)	352	(1,329)
Provision for loan losses	68	4,981
Balance at end of period	$16,906	$16,189

Allowance for loan losses to gross loans outstanding (as %)	1.46%	1.36%
Net recoveries/(credit charge-offs) to average loans outstanding during the period, annualized (as %)	0.04%	(0.16)%

The ALL increased to $16.9 million at September 30, 2021 compared to $16.5 million at December 31, 2020.  The provision for loan losses was $0.1 million for the nine months ended September 30, 2021 and $5.0 million for the nine months ended September 30, 2020.  The higher provision expense recorded in the first nine months of 2020 was driven by an increase in the qualitative factors reflecting the uncertainty of the economic environment related to the COVID-19 pandemic. Net recoveries of $0.4 million were recorded for the nine months ended September 30, 2021, compared to net charge offs of $1.3 million for the same period of 2020. The ratio of the ALL to loans outstanding, including PPP loan balances, was 1.46% at September 30, 2021 compared to 1.36% at September 30, 2020 and 1.41% at December 31, 2020.  The ALL to loans outstanding, excluding PPP loan balances of $30.3 million and $148.9 million, was 1.49% at September 30, 2021 and 1.55% at September 30, 2020 and December 31, 2020, non-GAAP.

The ratio of net recoveries to average loans for the nine months ended September 30, 2021 was an annualized 0.04%, compared to net charge offs to average loans of 0.16% for the nine months ended September 30, 2020.  The CRE portfolio did not have any charge offs or recoveries in the first nine months of 2021, compared to an annualized net recovery rate of 0.03% as of September 30, 2020. The A&D loans had an annualized net recovery rate of 0.01% as of September 30, 2021, compared to a net charge-off rate of 1.21% as of September 30, 2020. The decrease is related to a $1.10 million charge off on a non-accrual loan in 2020, which subsequently moved to OREO.  The C&I portfolio had net recoveries to average loans of 0.06% as of September 30, 2021, compared to net charge-offs of 0.06% as of September 30, 2020. The residential mortgage ratios were a net charge-off rate of 0.01% as of September 30, 2021 and 2020.  The consumer loan ratios were net charge-off rates of 0.02% and 0.59% as of September 30, 2021 and September 30, 2020, respectively. Our special assets team continues to aggressively collect on charged-off loans.

Management believes that the ALL at September 30, 2021 was adequate to provide for probable credit losses inherent in our loan portfolio. Amounts that will be recorded for the provision for loan losses in future periods will depend upon trends in the loan balances, including the composition of the loan portfolio, changes in loan quality and loss experience trends, potential recoveries on previously charged-off loans and changes in other qualitative factors. Management also applies interest rate risk, collateral value and debt service sensitivity analyses to the Commercial real estate loan portfolio and obtains new appraisals on specific loans under defined parameters to assist in the determination of the periodic provision for loan losses.

Investment Securities

At September 30, 2021, the total amortized cost basis of the available-for-sale investment portfolio was $241.2 million, compared to a fair value of $235.6 million. Unrealized gains and losses on securities available-for-sale are reflected in accumulated other comprehensive loss, a component of shareholders’ equity. The amortized cost basis of the held to maturity portfolio was $62.0 million, compared to a fair value of $71.7 million.

The following table presents the composition of our securities portfolio at amortized cost and fair values at the dates indicated:

	September 30, 2021			December 31, 2020
	Amortized	Fair Value	FV as %	Amortized	Fair Value	FV as %
(dollars in thousands)	Cost	(FV)	of Total	Cost	(FV)	of Total
Securities Available-for-Sale:
U.S. government agencies	$55,527	$53,734	23%	$75,856	$76,433	34%
Residential mortgage-backed agencies	30,936	30,354	13%	22,999	22,899	10%
Commercial mortgage-backed agencies	55,980	55,509	24%	32,549	33,042	14%
Collateralized mortgage obligations	70,766	69,079	29%	70,372	70,637	31%
Obligations of state and political subdivisions	9,402	9,796	4%	10,144	10,614	5%
Collateralized debt obligations	18,586	17,092	7%	18,544	13,260	6%
Total available for sale	$241,197	$235,564	100%	$230,464	$226,885	100%
Securities Held to Maturity:
Residential mortgage-backed agencies	$32,113	$32,601	45%	$34,597	$35,732	46%
Commercial mortgage-backed agencies	9,697	10,032	14%	11,716	12,303	16%
Collateralized mortgage obligations	—	—	0%	1,348	1,406	2%
Obligations of state and political subdivisions	20,169	29,074	41%	20,602	28,171	36%
Total held to maturity	$61,979	$71,707	100%	$68,263	$77,612	100%

Total fair value of investment securities available-for-sale increased by $8.7 million since December 31, 2020. At September 30, 2021, the securities classified as available-for-sale included a net unrealized loss of $5.6 million, which represents the difference between the fair value and amortized cost of securities in the portfolio.

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

Approximately $218.5 million of the available-for-sale portfolio was valued using Level 2 pricing and had net unrealized losses of $4.1 million at September 30, 2021. The remaining $17.1 million of the securities available-for-sale represents the entire collateralized debt obligation (“CDO”) portfolio, which was valued using significant unobservable inputs (Level 3 assets). The $1.5 million in net unrealized losses associated with this portfolio relates to nine pooled trust preferred securities that comprise the CDO portfolio. Net unrealized losses of $0.7 million represent non-credit related OTTI charges on seven of the securities, while $0.8 million of unrealized losses relates to two securities which have had no credit related OTTI.

The following table provides a summary of the trust preferred securities in the CDO portfolio and the credit status of these securities as of September 30, 2021:

Level 3 Investment Securities Available for Sale
(dollars in thousands)
Investment Description		First United Level 3 Investments				Security Credit Status
							Deferrals/			Collateral	Number of
							Defaults			Support	Performing
			Fair	Unrealized	Lower		as % of			as % of	Issuers/
		Amortized	Market	Gain/	Credit	Original	Original	Performing	Collateral	Performing	Total
Deal	Class	Cost	Value	(Loss)	Rating	Collateral	Collateral	Collateral	Support	Collateral	Issuers
Preferred Term Security XVIII*	C	$1,894	$1,522	$(372)	C	676,565	14.82%	268,049	21,124	7.88%	40 / 56
Preferred Term Security XVIII	C	2,717	2,283	(434)	C	676,565	14.82%	268,049	21,124	7.88%	40 / 56
Preferred Term Security XIX*	C	1,842	1,860	18	C	700,535	6.57%	412,787	30,381	7.36%	47 / 52
Preferred Term Security XIX*	C	1,102	1,116	14	C	700,535	6.57%	412,787	30,381	7.36%	47 / 52
Preferred Term Security XIX*	C	2,554	2,604	50	C	700,535	6.57%	412,787	30,381	7.36%	47 / 52
Preferred Term Security XIX*	C	1,103	1,116	13	C	700,535	6.57%	412,787	30,381	7.36%	47 / 52
Preferred Term Security XXII*	C-1	1,599	1,491	(108)	C	1,386,600	9.59%	624,548	82,765	13.25%	58 / 72
Preferred Term Security XXII*	C-1	3,997	3,728	(269)	C	1,386,600	9.59%	624,548	82,765	13.25%	58 / 72
Preferred Term Security XXIII	C-1	1,778	1,372	(406)	C	1,467,000	12.95%	658,365	76,775	11.66%	70 / 82

Total Level 3 Securities Available for Sale		$18,586	$17,092	$(1,494)

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

The market for these securities as of September 30, 2021 was not active and markets for similar securities were also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive, as no new CDOs have been issued since 2007. There are currently very few market participants who are willing to effect transactions in these securities. The market values for these securities, or any securities other than those issued or guaranteed by the U.S. Department of the Treasury (the “Treasury”), are very depressed relative to historical levels. Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue. Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (a) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at September 30, 2021, (b) an income valuation approach technique (i.e. present value) that maximizes the use of relevant unobservable inputs and minimizes the use of observable inputs will be equally or more representative of fair value than a market approach, and (c) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management uses an independent third party to prepare both the evaluations of OTTI and the fair value determinations for the CDO portfolio. Management does not believe that there were any material differences in the OTTI evaluations and pricing between December 31, 2020 and September 30, 2021.

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

Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that no securities had credit-related OTTI during the first nine months of 2021.  Additionally, there has been no change in the performing collateral, no decline in the percentage of deferrals/defaults to original collateral, and increases in collateral support for each of the positions held by the Corporation.

Deposits

The following table presents the composition of our deposits at the dates indicated:

(dollars in thousands)	September 30, 2021		December 31, 2020
Non-interest bearing demand deposits:
Retail	$491,441	34%	$420,427	30%
Interest-bearing deposits:
Demand	212,385	15%	201,571	14%
Money Market:
Retail	333,113	23%	376,096	26%
Savings deposits	233,403	16%	196,046	14%
Time deposits less than $100,000:
Retail	74,166	5%	88,728	6%
Time deposits $100,000 or more:
Retail	99,986	7%	139,498	10%
Total Deposits	$1,444,494	100%	$1,422,366	100%

Total deposits at September 30, 2021 increased by $22.1 million when compared to deposits at December 31, 2020.  During the first nine months of 2021, non-interest-bearing deposits increased by $71.0 million, driven by retail and commercial account growth partially attributable to government stimulus programs. Traditional savings accounts increased by $37.4 million as we continued to see significant growth in our Prime Saver product, and total demand deposits increased by $10.8 million. Total money market accounts decreased by $43.0 million due primarily to management’s decision to sweep approximately $70.0 million of wealth management money market funds off balance sheet in the first quarter of 2021. These funds can be readily shifted back to in-house money market accounts should liquidity needs arise in the future.  Time deposits decreased by $54.1 million, primarily in time deposits over $100,000, due to repayment of a $10.0 million brokered CD in May 2021 and as we continued to reduce pricing on single-service relationships and municipal bids.

Borrowed Funds

The following table presents the composition of our borrowings at the dates indicated:

(in thousands)	September 30, 2021	December 31, 2020
Securities sold under agreements to repurchase	$72,396	$49,160
Total short-term borrowings	72,396	49,160
FHLB advances	$—	$70,000
Junior subordinated debt	30,929	30,929
Total long-term borrowings	$30,929	$100,929

Total short-term borrowings increased by $23.2 million during the first nine months of 2021. This increase was due to increased cash balances from our existing accounts. Long-term borrowings decreased $70.0 million as management made the strategic decision to deploy excess cash and prepay the FHLB advances during the third quarter.

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

At September 30, 2021, we were asset sensitive.

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

Based on the simulation analysis performed at September 30, 2021 and December 31, 2020, management estimated the following changes in net interest income, assuming the indicated rate changes:

(Dollars in thousands)	September 30, 2021	December 31, 2020
+400 basis points	$3,598	$5,124
+300 basis points	$2,896	$4,067
+200 basis points	$2,097	$2,897
+100 basis points	$1,022	$1,527
-100 basis points	$(2,952)	$(2,174)

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

Capital Resources

We require capital to fund loans, satisfy our obligations under the Bank’s letters of credit, meet the deposit withdrawal demands of the Bank’s customers, and satisfy our other monetary obligations. To the extent that deposits are not adequate to fund our capital requirements, we can rely on the funding sources identified above under the heading “Liquidity Management”. At September 30, 2021, the Bank had $130.0 million available through unsecured lines of credit with correspondent banks, $1.0 million available through a secured line of credit with the Fed Discount Window and approximately $189.0 million available through the FHLB. Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our ability to meet our future capital requirements.

In addition to operational requirements, the Bank and First United Corporation are subject to risk-based capital regulations, which were adopted and are monitored by federal banking regulators. These regulations are used to evaluate capital adequacy and require an analysis of an institution’s asset risk profile and off-balance sheet exposures, such as unused loan commitments and stand-by letters of credit.  Based on capital ratios at September 30, 2021, both the Bank and First United Corporation are considered to be well-capitalized.

The following table presents our capital ratios as of the dates indicated:

	September 30, 2021	December 31, 2020	Required for Capital Adequacy Purposes	Required to be Well Capitalized
Total Capital (to risk-weighted assets)
Consolidated	15.51%	16.08%	8.00%	10.00%
First United Bank & Trust	14.64%	15.50%	8.00%	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated	14.26%	14.83%	6.00%	8.00%
First United Bank & Trust	13.39%	14.25%	6.00%	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated	12.15%	12.61%	4.50%	6.50%
First United Bank & Trust	13.39%	14.25%	4.50%	6.50%
Tier 1 Capital (to average assets)
Consolidated	10.33%	10.36%	4.00%	5.00%
First United Bank & Trust	9.59%	9.81%	4.00%	5.00%

The minimum capital level requirements applicable to the Company and the Bank are:  (1) a common equity Tier 1 capital ratio of 4.5%; (2) a Tier 1 capital ratio of 6%; (3) a total capital ratio of 8%; and (4) a Tier 1 leverage ratio of 4%.  The rules also establish a “capital conservation buffer” of 2.5% above the regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital.  An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses to executive officers if its capital level falls below the buffer amount.  These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Contractual Obligations

The Corporation enters into contractual obligations in the normal course of business. Among these obligations are FHLB advances and junior subordinated debentures, operating lease agreements for banking and subsidiaries’ offices and for data processing and telecommunications equipment. Comparing September 30, 2021 to December 31, 2020, short-term borrowings increased by $23.2 million during the first nine months of 2021. This increase was due to increased cash balances from our existing accounts. Long-term borrowings decreased $70.0 million as management made the strategic decision to deploy excess cash and prepay the FHLB advances during the third quarter.

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

Commitments to extend credit in the form of consumer, commercial and business at the dates indicated were as follows:

(in thousands)	September 30, 2021	December 31, 2020
Residential Mortgage - home equity	$64,316	$59,615
Residential Mortgage - construction	21,210	12,220
Commercial	139,233	125,294
Consumer - personal credit lines	4,654	4,314
Standby letters of credit	16,731	17,675
Total	$246,144	$219,118

The increase of $27.0 million in commitments at September 30, 2021 when compared to December 31, 2020 was due to continued demand for consumer and commercial construction funding during the first nine months of 2021. Management will continue to monitor these balances.

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

An evaluation of the effectiveness of these disclosure controls as of September 30, 2021 was carried out under the supervision and with the participation of management, including the PEO and the PFO. Based on that evaluation, management, including the PEO and the PFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the nine months ended September 30, 2021, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
104

The cover page of First United Corporation’s Quarterly Report on Form 10Q for the quarter ended September 30, 2021 formatted in Inline XBRL, included within the Exhibit 101 attachments (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST UNITED CORPORATION

Date: November 9, 2021	/s/ Carissa L. Rodeheaver
Carissa L. Rodeheaver, CPA
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2021	/s/ Tonya K. Sturm
Tonya K. Sturm, Senior Vice President,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)