Form 10-Q/A
period 2021-09-30
FIRST UNITED CORP/MD/
filed 2021-11-12
CIK 763907

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,617,941 shares of common stock, par value $.01 per share, as of October 31, 2021.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A is being filed for the purpose of amending the number of outstanding shares of the common stock of First United Corporation (the “Corporation”) stated on the cover page to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, which was filed with the Securities and Exchange Commission (the “SEC”) on November 9, 2021 (the “Original Report”).  Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Corporation’s principal executive officer and principal financial officer are filed or furnished with this Amendment No. 1 as Exhibits 31.1, 31.2, and 32.1, so Item 6 of Part II of the Original Report is also amended hereby.

Except as expressly provided above, this Amendment No. 1 on Form 10-Q/A speaks as of the date of the Original Report and the Corporation has not updated the disclosures contained in any item thereof to speak as of a later date. All information contained in this Amendment No. 1 on Form 10-Q/A is subject to updating and supplementing as provided in the Corporation’s reports filed with the SEC subsequent to the date on which the Original Report was filed.

Item 6. Exhibits

The exhibits filed or furnished with this quarterly report are listed in the following Exhibit Index.

Exhibit	Description

31.1	Certifications of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
31.2	Certifications of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
32	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included within the Exhibit 101 attachments).

* Previously filed with the Original Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST UNITED CORPORATION

Date: November 12, 2021	/s/ Carissa L. Rodeheaver
Carissa L. Rodeheaver, CPA
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2021	/s/ Tonya K. Sturm
Tonya K. Sturm, Senior Vice President,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)