Form 10-K
period 2021-12-31
FIRST UNITED CORP/MD/
filed 2022-03-25
CIK 763907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ◻   No ☑

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑

The aggregate market value of the registrant’s outstanding voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $103,340,012.

The number of shares of the registrant’s common stock outstanding as of February 28, 2022: 6,623,758.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2022 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Such statements include projections, predictions, expectations or statements as to beliefs or future events or results or refer to other matters that are not historical facts. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking statements contained in this annual report are based on various factors and were derived using numerous assumptions. In some cases, you can identify these forward-looking statements by words like “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “intend”, “believe”, “estimate”, “predict”, “potential”, or “continue” or the negative of those words and other comparable words. You should be aware that those statements reflect only our predictions. If known or unknown risks or uncertainties should materialize, or if underlying assumptions should prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind when reading this annual report and not place undue reliance on these forward-looking statements. Factors that might cause such differences include, but are not limited to:

●	market, economic, operational, liquidity, credit, and interest rate risks associated with our business;
●	changes in market rates and prices may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our balance sheet;
●	our liquidity requirements could be adversely affected by changes in our assets and liabilities;
●	the effect of legislative or regulatory developments, including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry;
●	competitive factors among financial services organizations, including product and pricing pressures and our ability to attract, develop and retain qualified banking professionals;
●	the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board (the “FASB”), the Securities and Exchange Commission (the “SEC”), and other regulatory agencies; and
●	the effect of fiscal and governmental policies of the United States federal government.

You should also consider carefully the risk factors discussed in Item 1A of Part I of this annual report, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect our business, operating results and financial condition. The risks discussed in this annual report are factors that, individually or in the aggregate, could cause our actual results to differ materially from expected and historical results. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider such disclosures to be a complete discussion of all potential risks or uncertainties.

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

PART I

ITEM 1. BUSINESS

General

First United Corporation is a Maryland corporation chartered in 1985 and a bank holding company registered with the Board of Governors of the Federal Reserve System (the “FRB”) under the Bank Holding Company Act of 1956, as amended, that elected financial holding company status in 2021.  The Corporation’s primary business is serving as the parent company of First United Bank & Trust, a Maryland trust company (the “Bank”), First United Statutory Trust I (“Trust I”) and First United Statutory Trust II (“Trust II” and together with Trust I, the “Trusts”), both Connecticut statutory business trusts. The Trusts were formed for the purpose of selling trust preferred securities that qualified as Tier 1 capital. The Bank has two consumer finance company subsidiaries - OakFirst Loan Center, Inc., a West Virginia corporation, and OakFirst Loan Center, LLC, a Maryland limited liability company - and two subsidiaries that it uses to hold real estate acquired through foreclosure or by deed in lieu of foreclosure - First OREO Trust, a Maryland statutory trust, and FUBT OREO I, LLC, a Maryland limited liability company. In addition, the Bank owns 99.9% of the limited partnership interests in Liberty Mews Limited Partnership, a Maryland limited partnership formed for the purpose of acquiring, developing and operating low-income housing units in Garrett County, Maryland, and a 99.9% non-voting membership interest in MCC FUBT Fund, LLC, an Ohio limited liability company formed for the purpose of acquiring, developing and operating low-income housing units in Allegany County, Maryland.

At December 31, 2021, we had total assets of $1.7 billion, net loans of $1.1 billion and deposits of $1.5 billion. Shareholders’ equity at December 31, 2021 was $141.9 million.

The Corporation maintains an Internet website at www.mybank.com on which it makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC.

Banking Products and Services

The Bank operates 26 banking offices, one customer service center and 34 Automated Teller Machines (“ATMs”) in Allegany County, Frederick County, Garrett County, and Washington County in Maryland, and in Mineral County, Berkeley County, Monongalia County and Harrison County in West Virginia. The Bank is an independent community bank providing a complete range of retail and commercial banking services to businesses and individuals in its market areas. Services offered are essentially the same as those offered by the regional institutions that compete with the Bank and include checking, savings, money market deposit accounts, and certificates of deposit, business loans, personal loans, mortgage loans, lines of credit, and consumer-oriented retirement accounts including individual retirement accounts (“IRAs”) and employee benefit accounts. In addition, the Bank provides full brokerage services through a networking arrangement with Cetera Investment Services, LLC., a full-service broker-dealer. The Bank also provides safe deposit and night depository facilities, insurance products and trust services. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”).

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

The Bank’s residential mortgage portfolio is distributed between variable and fixed rate loans. Some loans are booked at fixed rates to meet the Bank’s requirements under the federal Community Reinvestment Act (the “CRA”) or to complement our asset liability mix. Other fixed rate residential mortgage loans are originated in a brokering capacity on behalf of other financial institutions, for which the Bank receives a fee. As with any consumer loan, repayment is dependent on the borrower’s continuing financial stability, which can be adversely impacted by factors such as job loss, divorce, illness, or personal bankruptcy. Residential mortgage loans exceeding an internal loan-to-value ratio require private mortgage insurance. Title insurance protecting the Bank’s lien priority, as well as fire and casualty insurance, is also required. During 2021 and 2020, the Bank was an active participant in selling qualifying residential mortgage loans to the secondary market outlet due to the low fixed rate environment.

Home equity lines of credit, included within the residential mortgage portfolio, are secured by the borrower’s home and can be drawn on at the discretion of the borrower. These lines of credit are at variable interest rates.

The Bank also provides residential real estate construction loans to builders and individuals for single family dwellings. Residential construction loans are usually granted based upon “as completed” appraisals and are secured by the property under construction. Site inspections are performed to determine pre-specified stages of completion before loan proceeds are disbursed. These loans typically have maturities of six to 12 months and may have a fixed or variable rate. Permanent financing for individuals offered by the Bank includes fixed and variable rate loans with five, seven or 10-year adjustable rate mortgages.

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

At December 31, 2021 and 2020, the total market value of assets under the supervision of the Bank’s Trust Department was approximately $1.1 billion and $1.0 billion, respectively. Trust Department revenues for these years may be found in the Consolidated Statements of Income under the heading “Other operating income”, which is contained in Item 8 of Part II of this annual report.

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

The following tables set forth deposit data for the Maryland and West Virginia Counties in which the Bank maintains offices as of June 30, 2021, the most recent date for which comparative information is available.

	Offices	Deposits	Market
	(in Market)	(in thousands)	Share
Allegany County, Maryland:
Manufacturers & Traders Trust Company	6	$254,922	32.73%
First United Bank & Trust	3	243,288	31.24%
Truist Bank	5	194,249	24.94%
Standard Bank, PaSB	2	83,842	10.77%
Somerset Trust Commpany	2	2,503	0.32%
Source: FDIC Deposit Market Share Report

Frederick County, Maryland:
PNC Bank NA	13	$1,773,576	26.17%
Truist Bank	12	1,213,823	17.91%
Bank Of America NA	5	767,559	11.32%
Acnb Bank	5	496,546	7.33%
Manufacturers & Traders Trust Company	6	495,828	7.31%
Capital One NA	2	487,859	7.20%
Sandy Spring Bank	4	430,366	6.35%
Woodsboro Bank	6	337,434	4.98%
Middletown Valley Bank	4	285,642	4.21%
First United Bank & Trust	4	227,642	3.36%
Wells Fargo Bank NA	1	150,240	2.22%
Fulton Bank National Association	1	62,692	0.92%
WesBanco Bank, Inc.	2	45,003	0.66%
Woodforest National Bank	1	3,854	0.06%
Source: FDIC Deposit Market Share Report

Garrett County, Maryland:
First United Bank & Trust	5	$433,605	62.33%
Manufacturers & Traders Trust Company	2	111,187	15.98%
Clear Mountain Bank	1	64,180	9.23%
Truist Bank	2	56,041	8.06%
Somerset Trust Company	1	22,967	3.30%
Miners & Merchants Bank	1	7,679	1.10%
Source: FDIC Deposit Market Share Report

Washington County, Maryland:
Truist Bank	8	$794,694	24.37%
Fulton Bank National Association	8	664,385	20.37%
Manufacturers & Traders Trust Company	10	580,986	17.82%
Middletown Valley Bank	3	365,363	11.20%
PNC Bank NA	3	353,049	10.83%
United Bank	2	144,172	4.42%
First United Bank & Trust	4	139,754	4.29%
CNB Bank, Inc.	3	117,882	3.61%
Orrstown Bank	1	48,550	1.49%
Bank of Charles Town	1	24,268	0.75%
Ameriserv Financial Bank	1	19,651	0.60%
Jefferson Security Bank	1	8,194	0.25%
Source: FDIC Deposit Market Share Report

Berkeley County, West Virginia:
United Bank	4	$499,460	27.35%
Truist Bank	5	390,925	21.41%
City National Bank of West Virginia	4	235,820	12.91%
Summit Community Bank, Inc.	3	173,190	9.48%
First United Bank & Trust	3	163,830	8.97%
Jefferson Security Bank	2	138,992	7.61%
CNB Bank, Inc.	3	116,057	6.36%
Bank of Charles Town	2	103,649	5.68%
Woodforest National Bank	1	4,201	0.23%
Source: FDIC Deposit Market Share Report

Harrison County, West Virginia:
Truist Bank	3	$746,275	31.84%
JP Morgan Chase Bank, NA	1	340,441	14.52%
MVB Bank, Inc	2	314,550	13.42%
The Huntington National Bank	3	295,109	12.59%
WesBanco Bank, Inc.	6	287,642	12.27%
Harrison County Bank	4	135,185	5.77%
City National Bank of West Virginia	2	58,099	2.48%
Premier Bank, Inc.	1	40,371	1.72%
Clear Mountain Bank	1	25,686	1.10%
West Union Bank	1	22,032	0.94%
BC Bank, Inc.	1	20,390	0.87%
Summit Community Bank, Inc.	1	19,722	0.84%
Freedom Bank, Inc	1	16,526	0.71%
United Bank	1	12,670	0.54%
First United Bank & Trust	1	9,062	0.39%
Source: FDIC Deposit Market Share Report

Mineral County, West Virginia:
First United Bank & Trust	2	$122,034	39.78%
Truist Bank	1	66,254	21.60%
Manufacturers & Traders Trust Company	2	65,616	21.39%
Grant County Bank	1	39,502	12.88%
FNB Bank, Inc.	1	13,328	4.35%
Source: FDIC Deposit Market Share Report

Monongalia County, West Virginia:
United Bank	6	$1,279,427	31.37%
MVB Bank, Inc.	2	945,253	23.17%
The Huntington National Bank	7	559,835	13.72%
Truist Bank	4	363,474	8.91%
Clear Mountain Bank	4	331,119	8.12%
WesBanco Bank, Inc.	3	228,306	5.60%
PNC Bank NA	4	164,668	4.04%
First United Bank & Trust	3	119,870	2.94%
Citizens Bank of Morgantown, Inc.	1	37,143	0.91%
First Exchange Bank	1	36,789	0.90%
Summit Community Bank, Inc.	1	5,383	0.13%
JP Morgan Chase Bank, NA	1	4,551	0.11%
City National Bank of West Virginia	1	3,149	0.08%
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

General

The Corporation is registered with the Federal Reserve as a bank holding company under the BHC Act and, as such, is subject to the supervision, examination and reporting requirements of the BHC Act and the regulations of the Federal Reserve.  As a publicly-traded company whose common stock, par value $.01 per share (the “Common Stock”), is registered under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and listed on The NASDAQ Global Select Market, the Corporation is also subject to regulation and supervision by the SEC and The NASDAQ Stock Market, LLC (“NASDAQ”).

The Bank is a Maryland trust company subject to the banking laws of Maryland and to regulation by the Office of the Maryland Commissioner of Financial Regulation (the “Maryland Commissioner”), who is required by statute to make at least one examination in each calendar year (or at 18-month intervals if the Maryland Commissioner determines that an examination is unnecessary in a particular calendar year).  The Bank also has offices in West Virginia, and the operations of these offices are subject to various West Virginia laws.  As a member of the FDIC, the Bank is also subject to certain provisions of federal laws and regulations regarding deposit insurance and activities of insured state-chartered banks, including those that require examination by the FDIC.  In addition to the foregoing, there are a myriad of other federal and state laws and regulations that affect, or govern the business of banking, including consumer lending, deposit-taking, and trust operations.

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

Regulation of Financial Holding Companies

In 2021, the Corporation elected to become a financial holding company, which allows it to engage in certain activities, and own shares or control of certain entities, that are in addition to those permissible for an entity that is a bank holding company only.  The provisions of the BHC Act relating to financial holding companies and the regulations promulgated thereunder require the Bank to remain “well capitalized” and “well managed”.  The capital requirement is discussed below under the heading, “Prompt Corrective Action”.  The Bank will be considered to be well managed so long as it achieves a CAMEL composite rating of at least “2” as a result of its most recent examination and at least a “satisfactory” management rating (if such rating is given).  If the Bank were to fail to meet either of these requirements, then the Corporation would be required to enter into an agreement with the Federal Reserve that would address the remediation of the condition that led to the failure.  During the term of that agreement, which is typically 180 days but can be extended at the discretion of the Federal Reserve, the Corporation would be prohibited from commencing any additional activity or acquiring control or shares of any company that would otherwise be permissible for a financial holding company under Section 4(k) of the BHC Act.  If the Corporation were to fail to correct that condition by the expiration of the agreement’s term, then the Federal Reserve could order the Corporation to divest its ownership of the Bank or, alternatively, terminate all financial holding company activities.  For so long as the Corporation remains a financial holding company, the Bank must also maintain a Satisfactory or better rating under the Community Reinvestment Act (the “CRA”).  During any period that the Bank fails to satisfy this requirement, the Corporation is prohibited from commencing any additional activity or acquiring control or shares of any company that would otherwise be permissible for a financial holding company under Section 4(k) of the BHC Act.  The Bank currently satisfies all of the foregoing conditions.

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

Capital Requirements

We require capital to fund loans, satisfy our obligations under the Bank’s letters of credit, meet the deposit withdrawal demands of the Bank’s customers, and satisfy our other monetary obligations.  To the extent that deposits are not adequate to fund our capital requirements, we can rely on the funding sources identified below under the heading “Liquidity Management”.  As of December 31, 2021, the Bank had $130.0 million available through unsecured lines of credit with correspondent banks, $1.0 million available through a secured line of credit with the Fed Discount Window and approximately $188.2 million available through the Federal Home Loan Bank of Atlanta (“FHLB”).  Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our ability to meet our future capital requirements.

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

As of December 31, 2021, we were in compliance with the applicable requirements.

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

As of December 31, 2021, the Bank and the Corporation were “well capitalized” based on the aforementioned ratios.

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

DIF-insured institutions were required to pay a Financing Corporation (“FICO”) assessment to fund the interest on bonds issued in the 1980s in connection with the failures in the thrift industry.  These assessments ended in 2019.

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

Dodd-Frank Act

The Dodd-Frank Act was enacted in July 2010 and significantly restructured the financial regulatory regime in the United States. Although the Dodd-Frank Act’s provisions that have received the most public attention generally have been those applying to or more likely to affect larger institutions such as banks and bank holding companies with total consolidated assets of $50 billion or more, it contains numerous other provisions that affect all financial institutions, including the Bank.  The Dodd-Frank Act established the Consumer Financial Protection Bureau (the “CFPB”), discussed below, and contains a wide variety of provisions affecting the regulation of depository institutions, including fair lending, fair debt collection practices, mortgage loan origination and servicing obligations, bankruptcy, military service member protections, use of credit reports, privacy matters, and disclosure of credit terms and correction of billing errors.  Local, state and national regulatory and enforcement agencies continue efforts to address perceived problems within the mortgage lending and credit card industries through broad or targeted legislative or regulatory initiatives aimed at lenders’ operations in consumer lending markets.  There continues to be a significant amount of legislative and regulatory activity, nationally, locally and at the state level, designed to limit certain lending practices while mandating certain servicing procedures.  Federal bankruptcy and state debtor relief and collection laws, as well as the Servicemembers Civil Relief Act affect the ability of banks, including the Bank, to collect outstanding balances.

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

Federal Securities Laws and NASDAQ Rules

The Common Stock is registered with the SEC under Section 12(b) of the Exchange and shares of the Common Stock are listed on the NASDAQ Global Select Market.  The Corporation is subject to information reporting requirements, proxy solicitation requirements, insider trading restrictions and other requirements of the Exchange Act, including the requirements imposed under the federal Sarbanes-Oxley Act of 2002, and rules adopted by NASDAQ.  Among other things, loans to and other transactions with insiders are subject to restrictions and heightened disclosure, directors and certain committees of the Board must satisfy certain independence requirements, the Corporation must comply with certain enhanced corporate governance requirements, and various issuances of securities by the Corporation require shareholder approval.

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

SEASONALITY

Management does not believe that our business activities are seasonal in nature.  Deposit and loan demand may vary depending on local and national economic conditions, but variations will not have a material impact on our planning or policy-making strategies.

EMPLOYEES

At December 31, 2021, we employed 303 individuals, of whom 273 were full-time employees.

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

Risks Relating to the COVID-19 Global Pandemic

Coronavirus Outbreak- The COVID-19 pandemic has caused significant disruptions in the international and U.S. economies as well as the Corporation’s local economy.  The ultimate effect of COVID-19 on the local or broader economy is not known.  Moreover, the Federal Reserve took action to lower the Federal Funds rate in 2020 and maintained a rate of 0.00% to 0.25% throughout 2021 but has recently signaled its intent to raise the rate in an effort to contain inflation.  Fluctuations in interest rates triggered by the Federal Reserve’s actions my negatively affect interest income and, therefore, earnings.  Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of the coronavirus outbreak, and there is no guarantee that the Corporation’s efforts to address the adverse impacts of the coronavirus will be effective.  The extent of such impact will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of new variants of the coronavirus and actions taken to contain the coronavirus or its impact.

The effect of COVID-19 and related events, including those described above and those not yet known or knowable, could have a negative effect on the Corporation’s business prospects, financial condition and results of operations, as a result of quarantines, market volatility, market downturns, changes in consumer behavior, business closures, deterioration in the credit quality of borrowers or the inability of borrowers to satisfy their obligations (and any related forbearances or restructurings that may be implemented); changes in value of collateral securing outstanding loans, changes in the value of the investment securities portfolio, effects on key employees, including operational management personnel and those charged with preparing, monitoring and evaluating the Corporation’s financial reporting and internal controls, and declines in the demand for loans and other banking services and products.

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

We have certain loans, investment securities, interest rate swaps and long-term debt indexed to LIBOR to calculate the loan interest rate.  On July 27, 2017, the United Kingdom Financial Conduct Authority, which regulates

LIBOR, announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR to the LIBOR administrator after 2021.  The announcement also indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide LIBOR submissions to the LIBOR administrator or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable benchmark for certain loans and liabilities including our subordinated notes, what rate or rates may become accepted alternatives to LIBOR or the effect of any such changes in views or alternatives on the values of the loans and liabilities, whose interest rates are tied to LIBOR.  Uncertainty as to the nature of such potential changes, alternative reference rates, the elimination or replacement of LIBOR, or other reforms may adversely affect the value of, and the return on our loans, and our investment securities.

The majority of our business is concentrated in Maryland and West Virginia, much of which involves real estate lending, so a decline in the real estate and credit markets could materially and adversely impact our financial condition and results of operations.

Most of the Bank’s loans are made to borrowers located in Western Maryland and Northeastern West Virginia, and many of these loans, including construction and land development loans, are secured by real estate.  At December 31, 2021, approximately 11%, or $128.1 million, of our total loans were real estate acquisition, construction and development loans that were secured by real estate.  Accordingly, a decline in local economic conditions would likely have an adverse impact on our financial condition and results of operations, and the impact on us would likely be greater than the impact felt by larger financial institutions whose loan portfolios are geographically diverse.  We cannot guarantee that any risk management practices we implement to address our geographic and loan concentrations will be effective to prevent losses relating to our loan portfolio.

The Bank’s concentrations of commercial real estate loans could subject it to increased regulatory scrutiny and directives, which could force us to preserve or raise capital and/or limit future commercial lending activities.

The federal banking regulators believe that institutions that have particularly high concentrations of CRE loans within their lending portfolios face a heightened risk of financial difficulties in the event of adverse changes in the economy and CRE markets.  Accordingly, through published guidance, these regulators have directed institutions whose concentrations exceed certain percentages of capital to implement heightened risk management practices appropriate to their concentration risk.  The guidance provides that banking regulators may require such institutions to reduce their concentrations and/or maintain higher capital ratios than institutions with lower concentrations in CRE.  At December 31, 2021, our CRE concentrations were below the heightened risk management thresholds set forth in this guidance.

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

At December 31, 2021, investment securities in our investment portfolio having a cost basis of $295.0 million and a market value of $286.8 million were classified as available-for-sale pursuant to FASB Accounting Standards Codification (“ASC”) Topic 320, Investments – Debt and Equity Securities, relating to accounting for investments.  Topic 320 requires that unrealized gains and losses in the estimated value of the available-for-sale portfolio be “marked to market” and reflected as a separate item in shareholders’ equity (net of tax) as accumulated other comprehensive loss.  There can be no assurance that future market performance of our investment portfolio will enable us to realize income from sales of securities.  Shareholders’ equity will continue to reflect the unrealized gains and losses (net of tax) of these investments.  Moreover, there can be no assurance that the market value of our investment portfolio will not decline, causing a corresponding decline in shareholders’ equity.

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

Impairment of investment securities, goodwill and other intangible assets, or deferred tax assets could require charges to earnings, which could result in a negative impact on our results of operations.

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

Under current accounting standards, goodwill and other intangible assets are subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount.  A decline in the price of the shares of Common Stock or occurrence of a triggering event following any of our quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period which was not reflected in such earnings release.  In the event that we conclude that all or a portion of our goodwill and other intangible assets may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings.  Such a charge would have no impact on tangible capital.  At December 31, 2021, we had recorded goodwill and other intangible assets of $12.1 million, representing approximately 8.5% of shareholders’ equity.  See the discussion under the heading “Estimates and Critical Accounting Policies – Goodwill” in Item 7 of Part II of this annual report for further information.

At December 31, 2021, our net deferred tax assets were valued at $6.9 million.  Included in that total is $3.0 million of state net operating loss carryforwards (“NOLs”) associated with separate company tax filings of the Corporation, which we do not expect to use and, thus, we have established a $3.0 million valuation allowance.  A deferred tax asset is reduced by a valuation allowance if, based on the weight of the evidence available, both negative and positive, including the recent trend of quarterly earnings, the Company determines that it is more likely than not that some portion or all of the total deferred tax asset will not be realized.  Moreover, our ability to utilize our net operating loss carryforwards to offset future taxable income may be significantly limited if we experience an “ownership change,” as determined under Section 382 of the Code. If an ownership change were to occur, the limitations imposed by Section 382 of the Code could result in a portion of our net operating loss carryforwards expiring unused, thereby impairing their value. Section 382’s provisions are complex, and we cannot predict any circumstances surrounding the future ownership of the Common Stock.  Accordingly, we cannot provide any assurance that we will not experience an ownership change in the future.

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

The CFPB has broad rulemaking authority to administer and carry out the provisions of the Dodd-Frank Act with respect to financial institutions that offer covered financial products and services to consumers.  The CFPB has also been directed to adopt rules identifying practices or acts that are unfair, deceptive or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service.  The concept of what may be considered to be an “abusive” practice is fluid and can change based on politically-appointed leadership at the CFPB.  We have been required to dedicate significant personnel resources to address the compliance burdens imposed by the CFBP’s adoption of various rules, and the adoption of additional rules in the future would likely require us to dedicate even more resources.

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

Our customers may sue us for losses due to alleged breaches of fiduciary duties, errors and omissions of employees, officers and agents, incomplete documentation, our failure to comply with applicable laws and regulations, or many other reasons.  Also, our employees may knowingly or unknowingly violate laws and regulations.  Management may not be aware of any violations until after their occurrence.  This lack of knowledge may not insulate us from liability.  Claims and legal actions will result in legal expenses and could subject us to liabilities that may reduce our profitability and hurt our financial condition

The loss of key personnel could disrupt our operations and result in reduced earnings.

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

Although our core growth strategy is focused around organic growth, we may from time to time consider acquisition and expansion opportunities involving a bank or other entity operating in the financial services industry.  We cannot predict if or when we will engage in such a strategic transaction, or the nature or terms of any such transaction.  To the extent that we grow through an acquisition, we cannot assure investors that we will be able to adequately and profitably manage that growth or that an acquired business will be integrated into our existing businesses as efficiently or as timely as we may anticipate.  Acquiring another business would generally involve risks commonly associated with acquisitions, including:

●	increased capital needs;
●	increased and new regulatory and compliance requirements;
●	implementation or remediation of controls, procedures and policies with respect to the acquired business;
●	diversion of management time and focus from operation of our then-existing business to acquisition-integration challenges;
●	coordination of product, sales, marketing and program and systems management functions;
●	transition of the acquired business’s users and customers onto our systems;
●	retention of employees from the acquired business;
●	integration of employees from the acquired business into our organization;
●	integration of the acquired business’s accounting, information management, human resources and other administrative systems and operations with ours;
●	potential liability for activities of the acquired business prior to the acquisition, including violations of law, commercial disputes and tax and other known and unknown liabilities;
●	potential increased litigation or other claims in connection with the acquired business, including claims brought by regulators, terminated employees, customers, former stockholders, vendors, or other third parties; and
●	potential goodwill impairment.

Our failure to execute our acquisition strategy could adversely affect our business, results of operations, financial condition and future prospects risks of unknown or contingent liabilities.

Risks Relating to First United Corporation’s Securities

The shares of Common Stock are not insured.

The shares of the Common Stock are not deposits and are not insured against loss by the FDIC or any other governmental or private agency.

The shares of Common Stock are not heavily traded.

Shares of the Common Stock are listed on the NASDAQ Global Select Market but are not heavily traded.  Securities that are not heavily traded can be more volatile than stock trading in an active public market.  Factors such as our financial results, the introduction of new products and services by us or our competitors, various factors affecting the banking industry generally, and investor speculation as to our future plans and strategies could have a significant impact on the market price and trading volume of the shares of Common Stock.  Likewise, events that are unrelated to the Corporation but that affect the equity markets generally, such as international health crises, wars, political instability and similar factors, could also have a significant impact on the market price and trading volume of the shares of Common Stock.  Management cannot predict the extent to which an active public market for shares of Common Stock will develop or be sustained in the future.  Accordingly, shareholders may not be able to sell their shares at the volumes, prices, or times that they desire.

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

In March 2004, the Corporation issued approximately $30.9 million, in the aggregate, of junior subordinated debentures (“TPS Debentures”) to the Trusts in connection with the Trusts’ sales to third party investors of $30.0 million, in the aggregate, in mandatorily redeemable preferred capital securities.  The terms of the TPS Debentures require the Corporation to make quarterly payments of interest to the Trusts, as the holders of the TPS Debentures, although the Corporation has the right to defer payments of interest for up to 20 consecutive quarterly periods, and the Corporation has exercised this deferral right in the past.  An election to defer interest payments does not constitute an event of default under the terms of the TPS Debentures.  The terms of the TPS Debentures prohibit the Corporation from declaring or paying any dividends or making other distributions on, or from repurchasing, redeeming or otherwise acquiring, any shares of its capital securities, including the common stock, if the Corporation elects to defer quarterly interest payments under the TPS Debentures.  In addition, a deferral election will require the Trusts to likewise defer the payment of quarterly dividends on their related trust preferred securities.

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

The Corporation’s Amended and Restated Articles of Incorporation (the “Charter”) and its Amended and Restated Bylaws (the “Bylaws”) contain certain provisions designed to enhance the ability of the Corporation’s Board of Directors to deal with attempts to acquire control of the Corporation.  First, the Board of Directors is classified into three classes.  Directors of each class serve for staggered three-year periods, and no director may be removed except for cause, and then only by the affirmative vote of either a majority of the entire Board of Directors or a majority of the outstanding voting stock.  Although the Corporation’s board has amended the Bylaws to eliminate this classified Board structure, the declassification will not be fully phased in until after the 2024 annual meeting of shareholders.  Second, the board has the authority to classify and reclassify unissued shares of stock of any class or series of stock by setting, fixing, eliminating, or altering in any one or more respects the preferences, rights, voting powers, restrictions and qualifications of, dividends on, and redemption, conversion, exchange, and other rights of, such securities.  The board could use this authority, along with its authority to authorize the issuance of securities of any class or series, to issue shares having terms favorable to management or to a person or persons affiliated with or otherwise friendly to management.  In addition, the Bylaws require any shareholder who desires to nominate a director to abide by strict notice requirements.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The headquarters of the Corporation and the Bank occupies approximately 29,000 square feet at 19 South Second Street, Oakland, Maryland, and a 30,000 square feet operations center located at 12892 Garrett Highway, Oakland Maryland. These premises are owned by the Corporation. The Bank owns 19 of its banking offices and leases seven. Total rent expense on the leased offices and properties was $0.4 million in 2021.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of the Corporation’s common stock are listed on the NASDAQ Global Select Market under the symbol “FUNC”. As of February 28, 2022, the issued and outstanding shares of Common Stock were held by 1,180 shareholders of record.

The ability of the Corporation to declare dividends is limited by federal banking laws and Maryland corporation laws. Subject to these and the terms of its other securities, including the TPS Debentures, the payment of dividends on the shares of common stock and the amounts thereof are at the discretion of the Corporation’s board of directors. Cash dividends are typically declared on a quarterly basis. When paid, dividends to shareholders are dependent on the ability of the Corporation’s subsidiaries, especially the Bank, to declare dividends to the Corporation. Like the Corporation, the Bank’s ability to declare and pay dividends is subject to limitations imposed by federal and Maryland banking and Maryland corporation laws. A complete discussion of these and other dividend restrictions is contained in Item 1A of Part I of this annual report under the heading “Risks Relating to First United Corporation’s Securities” and in Note 6 to the Consolidated Financial Statements, both of which are incorporated herein by reference. Accordingly, there can be no assurance that dividends will be declared on the shares of common stock in any future fiscal quarter.

The Corporation’s Board of Directors periodically evaluates the Corporation’s dividend policy, both internally and in consultation with the Federal Reserve.

Issuer Repurchases

Neither First United Corporation nor any of its affiliated purchasers (as defined in Rule 10b-118 promulgated under the Exchange Act) purchased any shares of Common Stock during the three-month period ended December 31, 2021.

Equity Compensation Plan Information

Pursuant to the SEC’s Regulation S-K Compliance and Disclosure Interpretation 106.01, the information required by this Item pursuant to Item 201(d) of Regulation S-K relating to securities authorized for issuance under the Corporation’s equity compensation plans is located in Item 12 of Part III of this annual report and is incorporated herein by reference.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto for the years ended December 31, 2021 and 2020, which are included in Item 8 of Part II of this annual report.

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

Consolidated net income for the year ended December 31, 2021 was $19.8 million, inclusive of litigation settlement expenses of $3.3 million, Federal Home Loan Bank (“FHLB”) prepayment penalties of $2.4 million, insurance reimbursement income of $1.4 million and charitable contributions of $1.0 million, compared to $13.8 million for the year ended December 31, 2020.  Basic and diluted net income per share for 2021 were both $2.95, a 49.0% increase when compared to basic and diluted net income per share of $1.98 and $1.97, respectively, for 2020.  The increase in earnings when comparing 2021 to 2020 was primarily due to an increase in net interest income on a non-GAAP, fully taxable equivalent (“FTE”) basis, of $4.0 million, an increase in other operating income, including gains, of $2.1 million, and a decrease in provision expense of $6.2 million, offset by an increase in other operating expenses of $3.8 million. The increase in provision expense for 2020 was driven by an increase in the qualitative factors reflecting the uncertainty of the economic environment related to the COVID-19 pandemic and its impact on our borrowers. Other operating income, including net gains, increased $2.1 million for the year ended December 31, 2021 when compared to the year ended December 31, 2020. This increase was due primarily to increased trust and brokerage income of $1.3 million related to new client relationships and assets under management, the receipt of a $1.4 million insurance reimbursement, and increased debit card income. The net interest margin, on an FTE basis, declined to 3.28% for the year ended December 31, 2021 from 3.34% for the same period of 2020.

The provision for loan losses was a credit of $0.8 million for the year ended December 31, 2021 and an expense of $5.4 million for the year December 31, 2020.  The higher provision expense recorded in 2020 was driven by an increase in the qualitative factors reflecting the uncertainty of the economic environment related to the COVID-19 pandemic. Net recoveries of $0.3 million were recorded for the year ended December 31, 2021, compared to net charge offs of $1.5 million for 2020. The ratio of the ALL to loans outstanding, including PPP loan balances, was 1.38% at December 31, 2021 compared to 1.41% at December 31, 2020.  The ratio of ALL to loans outstanding, excluding PPP loan balances of $7.7 million and $114.0 million, was 1.39% and 1.55% at December 31, 2021 and 2020, respectively, non-GAAP.

Other operating income, including net gains on sales of mortgage loans and sales of investment securities, increased $2.1 million for the year ended December 31, 2021 when compared to 2020.  Gains on the sale of mortgage loans to the secondary market decreased $1.3 million due to refinancing activity occurring at a slower pace than the pace experienced in 2020. Trust and brokerage income increased $1.3 million year-over-year due to growth in new client relationships and assets under management.  Debit card income increased $0.7 million for the year ended December 31, 2021, when compared to 2020 due to growth in deposit relationships and increased customer usage of our electronic services. Other miscellaneous income increased $0.4 million.  Service charge income remained stable while net gains on investment securities decreased $0.5 million when comparing 2021 to 2020 due to reduced sales activity during 2021.

Other operating expenses increased $3.8 million for the year ended December 31, 2021 when compared to 2020.  This increase was driven by $3.3 million of litigation settlement expenses recorded in the first quarter of 2021, a $2.4 million penalty on the repayment of $70.0 million of FHLB advances in the third quarter of 2021 and a $1.0 million charitable contribution to First United Community Dreams Foundation, Inc.  Salaries and benefits for 2021 increased $1.0 million when compared to 2020, related to a net increase of $0.7 million due to higher in salaries, incentive pay, stock compensation and 401(k) plan expense, offset by decreases in pension and life and health insurance costs and a $0.3 million offset in salary expense from deferred loan origination costs primarily attributable to PPP loans.  FDIC premiums increased slightly by $0.2 million due to credits received on quarterly assessments in 2020. Equipment, occupancy and technology expenses decreased $0.9 million in 2021 when compared to 2020 as we began to realize cost savings from our core processor related to the new contract negotiated in the third quarter of 2020. Other real estate owned (“OREO”) expenses were a net credit in 2021 due to $1.4 million in net gains attributable to the sale of OREO properties.  Professional services decreased $0.7 million as a result of increased accounting and audit fees of $0.3 million, offset by reductions of $0.5 million in consulting expenses and $0.4 million in legal expenses.

Outstanding loans of $1.2 billion at December 31, 2021 reflected a decline of $14.1 million during 2021.  Core commercial loan growth was offset by PPP loans that were forgiven. CRE loans increased by $5.1 million, acquisition and development (“A&D”) loans increased by $11.1 million and commercial and industrial (“C&I”) loans decreased by $85.8 million, as growth in core portfolio loans of $20.5 million was offset by PPP loans that were forgiven.  Residential mortgage loans increased $25.5 million due to the purchase of a $39.0 million loan pool of 1-4 family residential loans, offset by the decline in mortgage portfolio balances due to the continued utilization of the FNMA secondary market for refinancing activity. Given the current low interest rate environment, customers were seeking longer-term, fixed-rate loans and management chose not to book these loans in the portfolio. The consumer loan portfolio increased by $29.9 million due to the purchase of a pool of consumer loans in the second quarter of 2021 and the purchase of a $10.0 million pool of student loans late in the fourth quarter as an effort to deploy excess cash into higher yielding, short-term assets.  Management strategically purchased loan pools to complement the portfolio loans and to assist in managing interest rate risk.

Net interest income, on a non-GAAP, FTE basis, increased by $4.0 million during the year ended December 31, 2021 when compared to the year ended December 31, 2020 driven by a $3.9 million decrease in interest expense and a slight increase in interest income of $0.1 million.  The decrease in interest expense resulted from proactive efforts to reduce the cost of funds by further reductions to rates on deposit accounts throughout 2021, the runoff of balances in time deposits, including brokered deposits, and the expiration of empowered rates on money market accounts.  The net interest margin, on an FTE basis, declined to 3.28% for the year ended December 31, 2021 from 3.34% for the year ended December 31, 2020.  The net interest margin for the years ended December 31, 2021 and 2020 would have been 3.14% and 3.46%, respectively, after excluding the average balance of PPP loans of $79.4 million and $137.0 million, respectively, and interest and fees of $4.8 million and $3.0 million, respectively.

Comparing the year ended December 31, 2021 with the year ended December 31, 2020, interest income remained stable. Interest and fees on loans increased by $0.8 million and was partially offset by the reduction in investment income of $0.6 million. While the average balance of the investment portfolio increased by $67.3 million, bonds, at higher yielding rates, were called and replaced with lower yielding investments resulting in a decrease in average yield on the investment portfolio of 85 basis points. Excess cash balances during 2021 were invested at the lower Fed Funds rate, which also negatively affected interest income for the year ended December 31, 2021. The increase in interest and fees on loans was due primarily to an increase in average balances of $26.1 million, primarily driven by new loan production at lower yields, offset by the repayment of the PPP loans. The rate earned on the loan portfolio remained stable when comparing the year ended December 31, 2021 to the year ended December 31, 2020.

Total deposits at December 31, 2021 increased by $47.0 million when compared to deposits at December 31, 2020.  During 2021, non-interest-bearing deposits increased by $81.2 million, driven by retail and commercial account growth partially attributable to government stimulus programs. Traditional savings accounts increased by $40.5 million as we continued to see significant growth in our Prime Saver product, and total demand deposits increased by $26.6 million. Total money market accounts decreased by $36.3 million.  As a part of assets under management, the Trust department manages cash balances for customers as a percentage of their portfolio allocation.  These cash balances are in money market accounts.   The decrease in money market balances was due primarily to management’s decision to sweep approximately $70.0 million of wealth management money market funds off balance sheet in the first quarter of 2021. These funds can be readily shifted back to in-house money market accounts should liquidity needs arise in the future.  Time deposits decreased by $65.0 million, due primarily to our continued reduction in the pricing on single-service relationships and municipal bids.

The decrease in interest expense for 2021 was driven by a decrease in interest rates of 16 basis points, which offset the increase in average balances of $65.6 million on interest bearing deposits, and a 39 basis point decline in average rate and $23.6 million in average balances on long term borrowings related to the prepayment of $70.0 million in FHLB advances in the third quarter of 2021.  Proactive efforts to reduce the cost of funds by further reductions to rates on deposit accounts throughout 2021, the runoff of balances in the time deposits, including brokered deposits, and the expiration of empowered rates on money market accounts continued throughout 2021.

Estimates and Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. (See Note 1 to the Consolidated Financial Statements.)  On an on-going basis, management evaluates estimates and bases those estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company identifies the following critical accounting policies may affect our more significant judgments and estimates used in the preparation of the Consolidated Financial Statements.

Allowance for Loan Losses

One of our most important accounting policies is that related to the monitoring of the loan portfolio. A variety of estimates impact the carrying value of the loan portfolio and resulting interest income, including the calculation of the ALL, the valuation of underlying collateral, and the timing of loan charge-offs. The ALL is established and maintained at a level that is adequate to cover losses resulting from the inability of borrowers to make required payments on loans. Estimates for loan losses are arrived at by analyzing risks associated with specific loans and the loan portfolio, current and historical trends in delinquencies and charge-offs, and changes in the size and composition of the loan portfolio. The analysis also requires consideration of the economic climate and direction, changes in lending rates, political conditions, legislation impacting the banking industry and economic conditions specific to Western Maryland and Northeastern West Virginia. Because the calculation of the ALL relies on management’s estimates and judgments relating to inherently uncertain events, actual results may differ from management’s estimates.

The ALL is also discussed below in Item 7 under the heading “Allowance for Loan Losses” and in Note 9 to the Consolidated Financial Statements.

Goodwill and Other Intangible Assets

ASC Topic 350, Intangibles – Goodwill and Other provides guidance with respect to goodwill and other intangible assets. Under this guidance, goodwill is not amortized but shall be tested at least annually for impairment at a level of accounting referred to as a reporting unit. The Corporation is considered the sole reporting unit. Goodwill of a reporting unit shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Impairment of goodwill is the condition that exists when the carrying amount of a reporting unit that includes goodwill exceeds its fair value. A goodwill impairment loss is recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit.

An entity may assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If, after assessing the totality of events or circumstances qualitatively, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the entity shall perform a quantitative goodwill impairment test. However, if, after assessing the totality of events or circumstances qualitatively, an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the quantitative goodwill impairment test is unnecessary.

The Corporation performs an impairment test of goodwill as of December 31 each year.

Having considered each of the qualitative factors and the negative and positive evidence of the totality of events and circumstances qualitatively, management has determined that it is not more likely than not that the fair value of our reporting unit is less than its carrying amount and a quantitative goodwill impairment test is unnecessary. As such, management concludes there is no goodwill impairment at December 31, 2021.

Other than as discussed above, management does not believe that any material changes in our critical accounting policies have occurred since December 31, 2021.

Liquidity Sources

Management has reviewed its Liquidity Contingency Funding Plan in preparation of funding needs as it relates to the COVID-19 pandemic. As of December 31, 2021, the Corporation had approximately $130.0 million in unsecured lines of credit with its correspondent banks, $1.0 million with the Federal Reserve Discount Window, and approximately $188.2 million of secured borrowings with the FHLB. Additionally, the Corporation has access to the brokered certificates of deposit market.

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

CONSOLIDATED STATEMENT OF INCOME REVIEW

Net Interest Income

Net interest income is our largest source of operating revenue. Net interest income is the difference between the interest that we earn on our interest-earning assets and the interest expense we incur on our interest-bearing liabilities. For analytical and discussion purposes, net interest income is adjusted to an FTE basis to facilitate performance comparisons between taxable and tax-exempt assets by increasing tax-exempt income by an amount equal to the federal income taxes that would have been paid if this income were taxable at the statutorily applicable rate. This is a non-GAAP disclosure and it is not materially different than the corresponding GAAP disclosure.

The table below summarizes net interest income for 2021 and 2020.

	GAAP		Non-GAAP - FTE
(Dollars in thousands)	2021	2020	2021	2020
Interest income	$58,256	$58,201	$59,195	$59,118
Interest expense	5,714	9,655	5,714	9,655
Net interest income	$52,542	$48,546	$53,481	$49,463
Net interest margin %	3.22%	3.28%	3.28%	3.34%

Net interest income, on a non-GAAP, FTE basis, increased by $4.0 million (8.1%) during the year ended December 31, 2021 when compared to the year ended December 31, 2020, driven by a $3.9 million (40.8%) decrease in interest expense and a slight increase in interest income of $0.1 million.  The decrease in interest expense resulted from proactive efforts to reduce the cost of funds by further reductions in rates on deposit accounts throughout 2021, the runoff of balances in the time deposits, including brokered deposits, and the expiration of empowered rates on money market accounts.  The net interest margin, on an FTE basis, declined to 3.28% for the year ended December 31, 2021 from 3.34% for the year ended December 31, 2020.  The net interest margin for the years ended December 31, 2021 and 2020 would have been 3.14% and 3.46%, respectively, after excluding the average balance of PPP loans of $79.4 million and $137.0 million, respectively, and interest and fees of $4.8 million and $3.0 million, respectively.

Comparing the year ended December 31, 2021 with the year ended December 31, 2020, interest income remained stable. Interest and fees on loans increased by $0.8 million and was partially offset by the reduction in investment income of $0.6 million. While the average balance of the investment portfolio increased by $67.3 million, bonds, at higher yielding rates, were called and replaced with lower yielding investments resulting in a decrease in average yield on the investment portfolio of 85 basis points. Excess cash balances during 2021 were invested at the lower Fed Funds rate, which also negatively affected interest income for the year ended December 31, 2021. The increase in interest and fees on loans was due primarily to an increase in average balances of $26.1 million, primarily driven by new loan production at lower yields, offset by the repayment of the PPP loans. The rate earned on the loan portfolio remained stable when comparing the year ended December 31, 2021 to the year ended December 31, 2020.

The decrease in interest expense for 2021 was driven by a decrease in interest rates of 16 basis points, which offset the increase in average balances of $65.6 million on interest bearing deposits, and a 39 basis point decline in average rate and $23.6 million in average balances on long term borrowings related to the prepayment of $70.0 million in FHLB advances in the third quarter of 2021.  Proactive efforts to reduce the cost of funds by further reductions to rates on deposit accounts throughout 2021, the runoff of balances in the time deposits, including brokered deposits, and the expiration of empowered rates on money market accounts continued throughout 2021.

As shown below, the composition of total interest income between 2021 and 2020 remained relatively stable.

	% of Total Interest Income
	2021	2020
Interest and fees on loans	91%	90%
Interest on investment securities	8%	9%
Other	1%	1%

The following table sets forth the average balances, net interest income and expense, and average yields and rates for our interest-earning assets and interest-bearing liabilities for 2021 and 2020.

Distribution of Assets, Liabilities and Shareholders’ Equity

Interest Rates and Interest Differential – Tax Equivalent Basis

	For the Years Ended December 31
	2021			2020
(Dollars in thousands)	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Assets
Loans	$1,173,966	$53,040	4.52%	$1,147,870	$52,215	4.55%
Investment Securities:
Taxable	272,305	3,912	1.44%	204,243	4,526	2.22%
Non taxable	25,463	1,928	7.57%	26,275	1,941	7.39%
Total	297,768	5,840	1.96%	230,518	6,467	2.81%
Federal funds sold	150,556	178	0.12%	96,417	215	0.22%
Interest-bearing deposits with other banks	4,040	2	0.05%	905	9	0.99%
Other interest earning assets	2,969	135	4.55%	4,455	212	4.76%
Total earning assets	1,629,299	59,195	3.63%	1,480,165	59,118	3.99%
Allowance for loan losses	(16,825)			(15,362)
Non-earning assets	152,674			148,818
Total Assets	$1,765,148			$1,613,621
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$214,510	$553	0.26%	$182,767	$724	0.40%
Interest-bearing money markets	341,677	436	0.13%	313,852	1,443	0.46%
Savings deposits	223,114	81	0.04%	176,524	166	0.09%
Time deposits	198,280	2,403	1.21%	238,805	4,023	1.68%
Short-term borrowings	57,697	86	0.15%	46,519	94	0.20%
Long-term borrowings	77,340	2,155	2.79%	100,929	3,205	3.18%
Total interest-bearing liabilities	1,112,618	5,714	0.51%	1,059,396	9,655	0.91%
Non-interest-bearing deposits	491,967			372,392
Other liabilities	28,013			54,732
Shareholders’ Equity	132,550			127,101
Total Liabilities and Shareholders’ Equity	$1,765,148			$1,613,621
Net interest income and spread		$53,481	3.12%		$49,463	3.08%
Net interest margin			3.28%			3.34%

Notes:

(1)	The above table reflects the average rates earned or paid stated on an FTE basis assuming a tax rate of 21% for 2021 and 2020. Non-GAAP interest income on an FTE basis for the years ended December 31, 2021 and 2020 were $939, and $917, respectively.
(2)	The average balances of non-accrual loans for the years ended December 31, 2021 and 2020, which were reported in the average loan balances for these years, were $6,041 and $9,945, respectively.
(3)	Net interest margin is calculated as net interest income divided by average earning assets.
(4)	The average yields on investments are based on amortized cost.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense of our average interest-earning assets and average interest-bearing liabilities for 2021 and 2020. This table distinguishes between the changes related to average outstanding balances (changes in volume created by holding the interest rate constant) and the changes related to average interest rates (changes in interest income or expense attributed to average rates created by holding the outstanding balance constant).

Interest Variance Analysis (1)

	2021 Compared to 2020
(In thousands and tax equivalent basis)	Volume	Rate	Net
Interest Income:
Loans	$1,187	$(362)	$825
Taxable Investments	1,508	(2,122)	(614)
Non-taxable Investments	(60)	47	(13)
Federal funds sold	121	(158)	(37)
Interest-bearing deposits	31	(38)	(7)
Other interest earning assets	(71)	(6)	(77)
Total interest income	2,716	(2,639)	77
Interest Expense:
Interest-bearing demand deposits	126	(297)	(171)
Interest-bearing money markets	128	(1,135)	(1,007)
Savings deposits	44	(129)	(85)
Time deposits	(692)	(928)	(1,620)
Short-term borrowings	23	(31)	(8)
Long-term borrowings	(749)	(301)	(1,050)
Total interest expense	(1,120)	(2,821)	(3,941)
Net interest income	$3,836	$182	$4,018

Note:

(1)	The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

The provision for loan losses was a credit of $0.8 million for the year ended December 31, 2021 and an expense of $5.4 million for the year December 31, 2020.  The higher provision expense recorded in 2020 was driven by an increase in the qualitative factors reflecting the uncertainty of the economic environment related to the COVID-19 pandemic. Net recoveries of $0.3 million were recorded for the year ended December 31, 2021, compared to net charge offs of $1.5 million for 2020. The ratio of the ALL to loans outstanding, including PPP loan balances, was 1.38% at December 31, 2021 compared to 1.41% at December 31, 2020.  The ratio of ALL to loans outstanding, excluding PPP loan balances of $7.7 million and $114.0 million, was 1.39% and 1.55% at December 31, 2021 and 2020, respectively, non-GAAP.  The ALL reflects a level commensurate with the risk inherent in our loan portfolio.

Other Operating Income

The following table shows the major components of other operating income for the past two years, exclusive of net gains, and the percentage changes during these years:

(Dollars in thousands)	2021	2020	% Change
Service charges on deposit accounts	$1,771	$1,929	(8.19)%
Other service charges	909	699	30.04%
Trust department income	8,650	7,446	16.17%
Debit card income	3,644	2,902	25.57%
Bank owned life insurance	1,176	1,253	(6.15)%
Brokerage commissions	1,082	1,004	7.77%
Insurance reimbursement	1,375	—	100.00%
Other income	912	556	64.03%
Total other operating income	$19,519	$15,789	23.62%

Other operating income, exclusive of gains, increased $3.7 million during the year ended December 31, 2021 when compared to the same period of 2020.  The increase was primarily a result of an increase in trust and brokerage income of $1.3 million year-over-year due to growth in new client relationships and assets under management.  Debit card income increased $0.8 million for the year ended December 31, 2021 when compared to 2020 due to growth in deposit relationships and increased customer usage of our electronic services. Other income increased $0.4 million.  Service charge income remained stable while gains on investment securities decreased $0.5 million when comparing 2021 to 2020.

Net gains of $1.2 million and $2.8 million were reported through other income for the years ended December 31, 2021 and 2020, respectively. The $1.6 million decrease in gains for 2021 was primarily attributable to the decrease in gains on the sale of mortgage loans to the secondary market of $1.3 million due to refinancing activity occurring at a slower pace than the pace experienced in 2020.

Other Operating Expense

The following table compares the major components of other operating expense for 2021 and 2020:

(Dollars in thousands)	2021	2020	% Change
Salaries and employee benefits	$22,061	$21,079	4.66%
FDIC premiums	772	611	26.35%
Equipment	3,898	3,904	(0.15)%
Occupancy	2,775	2,860	(2.97)%
Data processing	3,204	3,981	(19.52)%
Marketing	535	573	(6.63)%
Professional services	3,528	4,204	(16.08)%
Contract labor	638	641	(0.47)%
Line rentals	737	864	(14.70)%
(Gains)/losses on sales and write downs of foreclosed real estate, net	(945)	11	(8690.91)%
Investor relations	676	1,277	(47.06)%
Settlement expense	3,300	—	100.00%
FHLB prepayment expense	2,368	—	100.00%
Contributions	1,220	127	860.63%
Other expenses	2,997	3,802	(21.17)%
Total other operating expense	$47,764	$43,934	8.72%

Other operating expenses increased $3.8 million for the year ended December 31, 2021 when compared to 2020.  This increase was driven by $3.3 million of litigation settlement expenses recorded in the first quarter of 2021, a $2.4 million penalty on the repayment of $70.0 million of FHLB advances in the third quarter of 2021 and the aforementioned $1.0 million charitable contribution to First United Community Dreams Foundation, Inc.  Salaries and benefits for 2021 increased $1.0 million when compared to 2020, related to a net increase of $0.7 million due to higher in salaries, incentive pay, stock compensation and 401(k) plan expense, offset by decreases in pension and life and health insurance costs and a $0.3 million offset in salary expense from deferred loan origination costs primarily attributable to PPP loans.  Federal Deposit Insurance Corporation premiums increased slightly by $0.2 million due to credits received on quarterly assessments in 2020. Equipment, occupancy and technology expenses decreased $0.9 million in 2021 when compared to 2020 as we began to realize cost savings from our core processor related to the new contract negotiated in the third quarter of 2020. OREO expenses were a net credit in the 2021 due to $1.4 million in net gains attributable to the sale of OREO properties.  Professional services decreased $0.7 million as a result of increased accounting and audit fees of $0.3 million, offset by reductions of $0.5 million in consulting expenses, and $0.4 million in legal expenses.

Applicable Income Taxes

We recognized a tax expense of $6.5 million in 2021, compared to a tax expense of $3.9 million in 2020. See the discussion under “Income Taxes” in Note 17 to the Consolidated Financial Statements presented elsewhere in this annual report for a detailed analysis of our deferred tax assets and liabilities. Our effective tax rate was 24.9% in 2021 and 22.2% in 2020. The increase in the tax rate for 2021 was primarily due to the reduction in tax exempt income as well as the reduction in tax credits related to the expiration of a low-income housing tax credit in June 2021.  A new 2021 investment in a low-income housing tax credit is expected to provide tax benefits in 2022 and beyond.

At December 31, 2021, the Corporation had Maryland Net Operating Losses (“NOLs”) of $43.0 million for which a deferred tax asset of $2.8 million has been recorded. There was also a Maryland state interest expense carryforward of $2.5 million, for which a deferred tax asset of $0.2 million has been recorded.  There has been and continues to be a full valuation allowance on these NOLs and interest expense deferred tax assets, based on management’s belief that it is more likely than not that these NOLs will not be realized prior to the expiration of their carry-forward periods because the Corporation will not generate sufficient taxable income in the future to fully utilize the NOLs. The valuation allowance was $3.0 million and $2.7 million at December 31, 2021 and 2020, respectively.

We have concluded that no valuation allowance is deemed necessary for our remaining federal and state deferred tax assets at December 31, 2021, as it is more likely than not that they will be realized based on the expected reversal of deferred tax liabilities, the generation of future income sufficient to realize the deferred tax assets as they reverse, and the ability to implement tax planning strategies to prevent the expiration of any carry-forward periods.

GAAP and Non-GAAP measures

The following tables sets forth certain selected financial data for the years ended December 31, 2021 and 2020 and is qualified in its entirety by the detailed information and unaudited financial statements, including the notes thereto, included elsewhere in this quarterly report.

	For the year ended
	December 31, 2021
	2021	2020
Per Share Data
Basic net income per common share (1) - as reported	$2.95	$1.98
Basic net income per common share (1) - non-GAAP	3.54	1.98
Diluted net income per common share (1) - as reported	$2.95	$1.97
Diluted net income per common share (1) - non-GAAP	3.54	1.97

Significant Ratios:

Return on Average Assets (a) (1) - as reported	1.12%	0.86%
Settlement, FHLB and contribution expenses, and insurance reimbursement income, net of income tax effect	0.23%	—
Adjusted Return on Average Assets (a) (1) (non-GAAP)	1.35%	0.86%

Return on Average Equity (a) (1) - as reported	14.92%	10.89%
Settlement, FHLB and contribution expenses, and insurance reimbursement income, net of income tax effect	2.90%	—
Adjusted Return on Average Equity (a) (1) (non-GAAP)	17.82%	10.89%

(1) See reconciliation of this non-GAAP financial measure provided elsewhere herein associated with settlement, FHLB and contribution expenses, and insurance reimbursement incurred during 2021.

	Year Ended
	2021	2020
(in thousands, except for per share amount)
Net income - as reported	$19,770	$13,841
Adjustments:
Settlement expense	3,300	—
FHLB penalty	2,368	—
Charitable contribution	1,000	—
Insurance reimbursement	(1,375)	—
Income tax effect of adjustment	(1,227)	—
Adjusted net income (non-GAAP)	$23,836	$13,841

Basic earnings per share - as reported	$2.95	$1.98
Adjustments:
Settlement expense	0.47	—
FHLB penalty	0.35	—
Charitable contribution	0.15	—
Insurance reimbursement	(0.20)	—
Income tax effect of adjustment	(0.18)	—
Adjusted basic and diluted earnings per share (non-GAAP)	$3.54	$1.98
Diluted earnings per share - as reported	$2.95	$1.97

CONSOLIDATED BALANCE SHEET REVIEW

Overview

Total assets at December 31, 2021 decreased slightly by $3.6 million since December 31, 2020.  During 2021, cash and interest-bearing deposits in other banks decreased by $33.7 million, the investment portfolio increased by $47.9 million and gross loans decreased by $14.1 million.  Management made strategic decisions to deploy excess cash balances in 2021.  Cash was utilized to purchase a $20.0 million consumer loan pool and a $39.0 million pool of mortgage loans for the purpose of offsetting the decline in mortgage portfolio balances due to the continued utilization of the FNMA secondary market for refinancing activity. Management also used $70.0 million to prepay FHLB advances in the third quarter. Additionally, approximately $60.0 million was used to purchase investment securities and to purchase a $10.0 million student loan pool late in the fourth quarter.  OREO balances decreased $4.9 million related to the sale of parcels of real estate securing a large commercial participation loan and additional sales of undeveloped lots.  We anticipate further reductions to OREO balances during the first quarter of 2022 as we consummate additional sale contracts.  Total liabilities decreased by $14.4 million when compared to liabilities at December 31, 2020.  The decrease in 2021 was attributable to deposit growth of $47.0 million due to stimulus programs and to growth in core relationships, increased balances in short-term borrowings related to our Treasury Management product, offset by the prepayment of $70.0 million in FHLB long-term borrowings. Total shareholders’ equity increased by $10.9 million during the year ended December 31, 2021, as net income of $19.8 million was offset by the repurchase of $7.2 million (400,000 shares) of Common Stock, the payment of $3.9 million in dividends and the improvement of $1.5 million in accumulated other comprehensive loss.

As indicated below, the total interest-earning asset mix remained relatively constant at December 31, 2021 as compared to December 31, 2020. The mix for each year is illustrated below.

	Year End Percentage of Total Assets
	2021	2020
Cash and cash equivalents	7%	9%
Net loans	66%	66%
Investments	20%	17%

The year-end total liability mix has remained consistent during the two-year period as illustrated below.

	Year End Percentage of Total Liabilities
	2021	2020
Total deposits	93%	90%
Total borrowings	6%	9%

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

Summary of Loan Portfolio

The following table presents the composition of our loan portfolio as of December 31 for the past two years:

(In millions)	2021	2020
Commercial real estate	$374.3	$369.2
Acquisition and development	128.1	117.0
Commercial and industrial *	181.0	266.7
Residential mortgage	404.7	379.2
Consumer	65.6	35.7
Total Loans	$1,153.7	$1,167.8

*Included $7.7 million of PPP loans at December 31, 2021 and $114.0 million at December 31, 2020

Outstanding loans of $1.2 billion at December 31, 2021 reflected a decline of $14.1 million during 2021.  Core commercial loan growth was offset by PPP loans that were forgiven.  CRE loans increased by $5.1 million, A&D loans increased by $11.1 million and C&I loans decreased by $85.8 million, as growth in core portfolio loans of $20.5 million was offset by PPP loans that were forgiven.  Residential mortgage loans increased $25.5 million due to the purchase of a $39.0 million loan pool of 1-4 family residential loans, offset by the decline in mortgage portfolio balances due to the continued utilization of the FNMA secondary market for refinancing activity. Given the current low interest rate environment, customers were seeking longer-term, fixed-rate loans and management chose not to book these longer-term low fixed rate mortgage loans in the portfolio. The consumer loan portfolio increased by $29.9 million due to the purchase of a pool of consumer loans in the second quarter of 2021 and the purchase of a $10.0 million pool of student loans late in the fourth quarter as an effort to deploy excess cash into higher yielding, short-term assets.  Management strategically purchased loan pools to complement the portfolio loans and to assist in managing interest rate risk.

Commercial loan production for the year ended December 31, 2021 was approximately $178.0 million, with $42.0 million originated during the fourth quarter, exclusive of PPP loan production. PPP loan production was approximately $64.3 million for 2021.   At December 31, 2021, unfunded, committed commercial construction loans totaled approximately $25.5 million. Commercial amortization and payoffs were approximately $119.0 million through December 31, 2021, exclusive of PPP.

Consumer mortgage loan production was approximately $119.3 million through December 31, 2021.  The production and pipeline mix of in-house, portfolio loans and investor loans remained strong as of December 31, 2021, with those loans totaling $15.3 million, consisting of $13.4 million in portfolio loans and $1.9 million in investor loans. At the end of the second quarter of 2021, management implemented special promotions for residential mortgage products to shift production towards portfolio loans and utilize excess cash balances.

The following table sets forth the maturities, based upon contractual dates, for selected loan categories as of December 31, 2021:

Maturities of Loan Portfolio at December 31, 2021

	Fixed Rate Loans
(In thousands)	Maturing Within One Year	Maturing After One Year But Within Five Years	Maturing After Five Years Within Fifteen Years	Maturing After Fifteen Years	Total
Commercial Real Estate	$17,355	$185,679	$47,268	$1,027	$251,329
Acquisition and Development	81,210	4,638	751	—	86,599
Commercial and Industrial *	21,687	63,330	29,121	147	114,285
Residential Mortgage	1,398	30,781	34,621	99,632	166,432
Consumer	1,790	35,012	18,130	3,333	58,265
Total Loans	$123,440	$319,440	$129,891	$104,139	$676,910

	Variable Rate Loans
(In thousands)	Maturing Within One Year	Maturing After One Year But Within Five Years	Maturing After Five Years Within Fifteen Years	Maturing After Fifteen Years	Total
Commercial Real Estate	$13,923	$20,085	$64,253	$24,701	$122,962
Acquisition and Development	16,843	7,609	6,473	10,553	41,478
Commercial and Industrial *	29,242	18,903	17,316	1,230	66,691
Residential Mortgage	2,274	2,415	16,314	217,251	238,254
Consumer	3,535	35	290	3,532	7,392
Total Loans	$65,817	$49,047	$104,646	$257,267	$476,777
* Commercial and Industrial includes $7.7 million of PPP balances at December 31, 2021

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

The following sets forth the amounts of non-accrual, past-due and restructured loans for the past two years:

Risk Elements of Loan Portfolio

	At December 31,
(In thousands)	2021	2020
Non-accrual loans:
Commercial real estate	$81	$898
Acquisition and development	390	366
Commercial and industrial	90	—
Residential mortgage	1,901	2,048
Consumer	—	27
Total non-accrual loans	$2,462	$3,339
Accruing Loans Past Due 90 days or more:
Acquisition and development	—	10
Residential mortgage	148	710
Consumer	152	4
Total accruing loans past due 90 days or more	$300	$724
Total non-accrual and past due 90 days or more	$2,762	$4,063
Restructured Loans (TDRs):
Performing	$2,997	$3,657
Non-accrual (included above)	300	301
Total TDRs	$3,297	$3,958
Other Real Estate Owned	$4,477	$9,386
Total Non-performing assets	$7,239	$13,449
Impaired loans without a valuation allowance	$5,248	$6,060
Impaired loans with a valuation allowance	480	1,399
Total impaired loans	$5,728	$7,459
Valuation allowance related to impaired loans	$64	$57

Non-accrual loans to total loans (as %)	0.21%	0.29%
Non-performing loans to total loans (as %)	0.24%	0.35%
Non-performing assets to total assets (as %)	0.42%	0.78%
Allowance for loan losses to non-accrual loans (as %)	648.05%	493.74%
Allowance for loan losses to non-performing assets (as %)	220.40%	122.58%

The following table sets forth the percent applicable by portfolio for non-accrual loans for the past two years:

Non-Accrual Loans as a % of Applicable Portfolio

	2021	2020
Commercial real estate	0.0%	0.2%
Acquisition and development	0.3%	0.3%
Commercial and industrial	0.0%	0.0%
Residential mortgage	0.5%	0.5%
Consumer	0.0%	0.1%

We would have recognized $0.2 million in interest income for the year ended December 31, 2021 had our non-accrual loans been current and performing in accordance with their terms. During 2021, we recognized, on a cash basis, $0.1 million of interest income on non-accrual loans that paid off.

Performing loans considered to be impaired (including performing troubled debt restructurings, or TDRs), as defined and identified by management, amounted to $3.3 million at December 31, 2021 and $4.1 million at December 31, 2020. Loans are identified as impaired when, based on current information and events, management determines that we will be unable to collect all amounts due according to contractual terms. These loans consist primarily of A&D loans and CRE loans. The fair values are generally determined based upon independent third-party appraisals of the collateral or discounted cash flows based upon the expected proceeds. Specific allocations have been made where there is insufficient collateral to repay the loan balance if liquidated and there is no secondary source of repayment available.

The level of performing impaired loans (other than performing TDRs) decreased by $0.6 million during the year ended December 31, 2021.  The increase in allowance for loan losses as a percentage of non-accrual loans was related to the reduction in non-accrual loans during 2021 and the increase in allowance for loan losses to non-performing assets was primarily related to the decrease in OREO balances in 2021.

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

The following table presents the details of TDRs by loan class at December 31, 2021 and December 31, 2020:

	December 31, 2021		December 31, 2020
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Performing
Commercial real estate
Non owner-occupied	1	$106	1	$224
All other CRE	2	2,178	2	2,208
Acquisition and development
1-4 family residential construction	1	239	1	266
All other A&D	—	—	1	210
Commercial and industrial	—	—	—	—
Residential mortgage
Residential mortgage – term	6	474	7	749
Residential mortgage – home equity	—	—	—	—
Consumer	—	—	—	—
Total performing	10	$2,997	12	$3,657
Non-accrual
Commercial real estate
Non owner-occupied	—	$—	—	$—
All other CRE	—	—	—	—
Acquisition and development
1-4 family residential construction	—	—	—	—
All other A&D	—	—	—	—
Commercial and industrial	—	—	—	—
Residential mortgage
Residential mortgage – term	2	300	2	301
Residential mortgage – home equity	—	—	—	—
Consumer	—	—	—	—
Total non-accrual	2	300	2	301
Total TDRs	12	$3,297	14	$3,958

The level of TDRs decreased by $0.7 million during the year ended December 31, 2021. There were no new loans added to TDRs and four loans already in performing TDRs were re-modified. During the year ended December 31, 2021, two loans totaling $0.4 million paid off.  Net principal payments totaling $0.2 million were received during the same time period.

At December 31, 2021, there were no additional funds committed to be advanced in connection with TDRs. Interest income not recognized due to rate modifications of TDRs was $61 thousand and interest income recognized on all TDRs was $0.2 million in 2021.

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

As of December 31, 2021, total loan modifications of $9.4 million were performed in accordance with the CARES Act.  This amount included 13 commercial loans related to real estate rental, food services and health care sectors.  These loans are scheduled to return to contractual payment terms within the first quarter of 2022.

Allowance for Loan Losses

The ALL is maintained to absorb probable incurred credit losses from the loan portfolio. The ALL is based on management’s continuing evaluation of the quality of the loan portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience, and the amount of non-performing loans.

The ALL is also based on estimates, and actual losses will vary from current estimates. These estimates are reviewed quarterly, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the ALL. The methodology used to determine the adequacy of the ALL is consistent with prior years. An estimate for probable losses related to unfunded lending commitments, such as letters of credit and binding but unfunded loan commitments is also prepared. This estimate is computed in a manner similar to the methodology described above, adjusted for the probability of actually funding the commitment.  At December 31, 2021 and 2020, the balance for reserve for probable losses on unfunded commitments, included in other liabilities in the consolidated statements of financial condition, was $0.1 million.

The ALL was $16.0 million at December 31, 2021 compared to $16.5 million at December 31, 2020, a decrease of 3.2% that resulted primarily from improvements in unemployment rates and a decline in total delinquencies.  Net recoveries of $0.3 million were recorded for 2021, compared to net charge-offs of $1.5 million for 2020. The ratio of the ALL to loans outstanding, including PPP loan balances, was 1.38% at December 31, 2021 compared to 1.41% at December 31, 2020.  The ALL to loans outstanding, excluding PPP loan balances of $7.7 million and $114.0 million, was 1.39% and 1.55% at December 31, 2021 and 2020, respectively, non-GAAP.

The ratio of net recoveries to average loans for the year ended December 31, 2021 was an annualized 0.02%, compared to net charge-offs to average loans of 0.13% for the year ended December 31, 2020. The improvement was primarily related to the $1.1 million charge off of a formerly allocated specific allowance on an adversely classified non-accrual participation loan during the third quarter of 2020. This loan was subsequently purchased by the lending group at foreclosure and moved to the OREO portfolio. The project is now being aggressively marketed. Our special assets team continues to effectively collect on charged-off loans, resulting in ongoing overall low charge-off ratios.

Accruing loans past due 30 days or more increased to 0.31%, compared to 0.20% at December 31, 2020. Non-accrual loans totaled $2.5 million at December 31, 2021 compared to $3.3 million at December 31, 2020. The decrease in non-accrual balances at December 31, 2021 was primarily related to $0.8 million of one CRE loan that paid off in the fourth quarter of 2021.  Two hospitality loans, totaling approximately $4.0 million, that were moved to non-accrual status during the first quarter of 2021 returned to accrual status in the fourth quarter of 2021 after successfully paying full contractual payments for six months.

The ALL at December 31, 2021 is adequate to provide for probable losses inherent in our loan portfolio. Amounts that will be recorded for the provision for loan losses in future periods will depend upon trends in the loan balances, including the composition of the loan portfolio, changes in loan quality and loss experience trends, potential recoveries on previously charged-off loans and changes in other qualitative factors. Management also applies interest rate risk, collateral value and debt service sensitivity analyses to the CRE loan portfolio and obtains new appraisals on specific loans under defined parameters to assist in the determination of the periodic provision for loan losses.

The following table presents the activity in the ALL by major loan category for the past two years.

Analysis of Activity in the Allowance for Loan Losses

	For the Years Ended December 31,
(In thousands)	2021	2020
Balance, January 1	$16,486	$12,537
Charge-offs:
Commercial real estate	(14)	—
Acquisition and development	(85)	(1,172)
Commercial and industrial	(2)	(232)
Residential mortgage	(141)	(217)
Consumer	(396)	(341)
Total charge-offs	(638)	(1,962)
Recoveries:
Commercial real estate	—	69
Acquisition and development	175	37
Commercial and industrial	513	151
Residential mortgage	66	83
Consumer	170	170
Total recoveries	924	510
Net credit recoveries/(losses)	286	(1,452)
Provision/(credit) for loan losses	(817)	5,401
Balance at end of period	$15,955	$16,486

Allowance for loan losses to total loans (as %)	1.38%	1.41%

Net (Charge-offs)/Recoveries as a % of Average Applicable Portfolio

	2021	2020
Commercial real estate	(0.0)%	0.0%
Acquisition and development	0.1%	(1.0)%
Commercial and industrial	0.2%	0.0%
Residential mortgage	(0.0)%	0.0%
Consumer	(0.4)%	(0.5)%

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

Allocation of the Allowance for Loan Losses

	For the Years Ended December 31,
(In thousands)	2021	% of Total Loans	2020	% of Total Loans
Commercial real estate	$6,032	32%	$5,543	32%
Acquisition and development	2,615	11%	2,339	10%
Commercial and industrial	2,460	16%	2,584	23%
Residential mortgage	3,484	35%	5,150	32%
Consumer	934	6%	370	3%
Unallocated	430	0%	500	0%
Total	$15,955	100%	$16,486	100%

Investment Securities

The following table sets forth the composition of our investment securities portfolio by major category as of the indicated dates:

	At December 31,
	2021			2020
(In thousands)	Amortized Cost	Fair Value (FV)	FV As % of Total	Amortized Cost	Fair Value (FV)	FV As % of Total
Securities Available-for-Sale:
U.S. government agencies	$69,602	$67,169	23%	$75,856	$76,433	34%
Residential mortgage-backed agencies	49,630	48,661	17%	22,999	22,899	10%
Commercial mortgage-backed agencies	51,694	50,868	19%	32,549	33,042	14%
Collateralized mortgage obligations	93,018	90,077	31%	70,372	70,637	31%
Obligations of states and political subdivisions	12,439	12,804	4%	10,144	10,614	5%
Collateralized debt obligations	18,609	17,192	6%	18,544	13,260	6%
Total available for sale	$294,992	$286,771	100%	$230,464	$226,885	100%
Securities Held to Maturity:
Residential mortgage-backed agencies	$30,634	$30,847	47%	$34,597	$35,732	46%
Commercial mortgage-backed agencies	5,456	5,601	9%	11,716	12,303	16%
Collateralized mortgage obligations	—	—	0%	1,348	1,406	2%
Obligations of states and political subdivisions	20,169	28,921	44%	20,602	28,171	36%
Total held to maturity	$56,259	$65,369	100%	$68,263	$77,612	100%

Total fair value of investment securities available-for-sale at December 31, 2021 increased by $59.9 million when compared to December 31, 2020. At December 31, 2021, the securities classified as available-for-sale included a net unrealized loss of $8.2 million, compared to a net unrealized loss of $3.6 million at December 31, 2020. These unrealized losses represent the difference between the fair value and amortized cost of securities in the portfolio. On June 1, 2014, management reclassified an amortized cost basis of $107.6 million of available-for-sale securities to held to maturity. The unrealized loss of approximately $4.0 million, at the date of transfer, will continue to be reported in a separate component of shareholders’ equity as accumulated other comprehensive income and will be amortized over the remaining life of the securities as an adjustment of yield in a manner consistent with the amortization of any premium or discount.

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

Approximately $269.6 million of the available-for-sale portfolio was valued using Level 2 pricing and had net unrealized losses of $6.8 million at December 31, 2021. The remaining $17.2 million of the securities available-for-sale represents the entire CDO portfolio, which was valued using significant unobservable inputs, or Level 3 pricing. The $1.4 million in net unrealized losses associated with the collateralized debt obligation (“CDO”) portfolio relates to nine pooled trust preferred securities. Unrealized losses of $0.6 million was related to seven of the securities that have had non-credit related OTTI charges.  The remaining $0.8 million of unrealized losses was related to two securities which have had no OTTI charges.  The unrealized losses on these securities are primarily attributable to continued depression in the marketability and liquidity associated with CDOs.

The following table provides a summary of the trust preferred securities in the CDO portfolio and the credit status of the securities as of December 31, 2021.

Investment Description		First United Level 3 Investments				Security Credit Status
Deal	Class	Amortized Cost	Fair Market Value	Unrealized Gain/(Loss)	Lowest Credit Rating	Original Collateral	Deferrals/ Defaults as % of Original Collateral	Performing Collateral	Collateral Support	Collateral Support as % of Performing Collateral	Number of Performing Issuers/ Total Issuers
Preferred Term Security XVIII*	C	1,894	1,532	(362)	C	676,565	14.82%	267,395	22,044	8.24%	40 / 56
Preferred Term Security XVIII	C	2,717	2,299	(418)	C	676,565	14.82%	267,395	22,044	8.24%	40 / 56
Preferred Term Security XIX*	C	1,845	1,868	23	C	700,535	6.57%	407,420	31,335	7.69%	44 / 52
Preferred Term Security XIX*	C	1,104	1,121	17	C	700,535	6.57%	407,420	31,335	7.69%	44 / 52
Preferred Term Security XIX*	C	2,558	2,615	57	C	700,535	6.57%	407,420	31,335	7.69%	44 / 52
Preferred Term Security XIX*	C	1,106	1,121	15	C	700,535	6.57%	407,420	31,335	7.69%	44 / 52
Preferred Term Security XXII*	C-1	1,604	1,503	(101)	C	1,386,600	10.31%	624,548	74,381	11.91%	58 / 72
Preferred Term Security XXII*	C-1	4,010	3,757	(253)	C	1,386,600	10.31%	624,548	74,381	11.91%	58 / 72
Preferred Term Security XXIII	C-1	1,771	1,376	(395)	C	1,467,000	12.95%	658,365	104,609	15.89%	70 / 82
Total Level 3 Securities Available for Sale		18,609	17,192	(1,417)

*  Security has been deemed other-than-temporarily impaired and loss has been recognized in accordance with ASC Section 320-10-35.

The terms of the debentures underlying trust preferred securities allow the issuer of the debentures to defer interest payments for up to 20 quarters, and, in such case, the terms of the related trust preferred securities require their issuers to contemporaneously defer dividend payments. The issuers of the trust preferred securities in our investment portfolio have defaulted and/or deferred payments, ranging from 6.57% to 14.82% of the total collateral balances underlying the securities. The securities were designed to include structural features that provide investors with credit enhancement or support to provide default protection by subordinated tranches. These features include over-collateralization of the notes or subordination, excess interest or spread which will redirect funds in situations where collateral is insufficient, and a specified order of principal payments. There are securities in our portfolio that are under-collateralized, which does represent additional stress on our tranche. However, in these cases, the terms of the securities require excess interest to be redirected from subordinate tranches as credit support, which provides additional support to our investment.

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

The market for these securities as of December 31, 2021 was not active and markets for similar securities were also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive, as no new CDOs have been issued since 2007. There are currently very few market participants who are willing to effect transactions in these securities. The market values for these securities, or any securities other than those issued or guaranteed by the U.S. Department of the Treasury (the “Treasury”), are very depressed relative to historical levels. Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue. Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (a) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at December 31, 2021, (b) an income valuation approach technique (i.e. present value) that maximizes the use of relevant unobservable inputs and minimizes the use of observable inputs will be equally or more representative of fair value than a market approach, and (c) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management relies on an independent third party to prepare both the evaluations of OTTI and the fair value determinations for the CDO portfolio. Management does not believe that there were any material differences in the OTTI evaluations and pricing between December 31, 2021 and December 31, 2020.

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

Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that no additional credit-related OTTI was required during 2021.

The following table sets forth the contractual or estimated maturities of the components of our investment securities portfolio as of December 31, 2021 and the weighted average yields on a tax-equivalent basis.

Investment Security Maturities, Yields, and Fair Values at December 31, 2021

(In thousands)	Within 1 Year	1 Year To 5 Years	5 Years To 10 Years	Over 10 Years	Total Fair Value
Securities Available-for-Sale:
U.S. government agencies	$—	$5,064	$18,536	$43,569	$67,169
Residential mortgage-backed agencies	—	10,380	28,156	10,125	48,661
Commercial mortgage-backed agencies	239	21,840	28,789	—	50,868
Collateralized mortgage obligations	3,007	41,309	45,761	—	90,077
Obligations of states and political subdivisions	—	4,437	508	7,859	12,804
Collateralized debt obligations	—	—	—	17,192	17,192
Total available for sale	$3,246	$83,030	$121,750	$78,745	$286,771
Percentage of total	1.13%	28.95%	42.46%	27.46%	100.00%
Weighted average yield	1.06%	1.30%	1.47%	1.10%	1.31%
Held to Maturity:
Residential mortgage-backed agencies	$1,859	$8,795	$139	$20,054	$30,847
Commercial mortgage-backed agencies	—	5,601	$—	—	5,601
Collateralized mortgage obligations	—	—	—	—	—
Obligations of states and political subdivisions	—	—	—	28,921	28,921
Total held to maturity	$1,859	$14,396	$139	$48,975	$65,369
Percentage of total	2.85%	22.02%	0.21%	74.92%	100.00%
Weighted average yield	(0.76)%	2.63%	5.33%	3.08%	2.88%

The weighted average yield was calculated using historical cost balances and does not give effect to changes in fair value. The negative weighted average yield was due to increased paydowns on mortgage-backed securities that impacted their factors and three month conditional prepayment rate. At December 31, 2021, one Tax Increment Funding bond totaling $18.3 million exceeded 10% of shareholders’ equity.

Deposits

The following table sets forth the deposit balances by major category for 2021 and 2020:

Deposit Balances

	2021		2020
(In thousands)	Actual Balance	Percent	Actual Balance	Percent
Non-interest-bearing demand deposits	$501,627	34%	$420,427	30%
Interest-bearing deposits:

Demand	228,175	16%	201,571	14%

Money Market	339,748	23%	376,096	26%

Savings deposits	236,595	16%	196,046	14%

Time deposits	163,229	11%	228,226	16%

Total Deposits	$1,469,374	100%	$1,422,366	100%

Total deposits at December 31, 2021 increased by $47.0 million when compared to deposits at December 31, 2020.  During 2021, non-interest-bearing deposits increased by $81.2 million, driven by retail and commercial account growth partially attributable to government stimulus programs. Traditional savings accounts increased by $40.5 million as we continued to see significant growth in our Prime Saver product, and total demand deposits increased by $26.6 million. Total money market accounts decreased by $36.3 million due primarily to management’s decision to sweep approximately $70.0 million of wealth management money market funds off balance sheet in the first quarter of 2021. These funds can be readily shifted back to in-house money market accounts should liquidity needs arise in the future.  Time deposits decreased by $65.0 million, primarily due to the continued efforts to reduce pricing on single-service relationships and municipal bids.

Borrowed Funds

The following shows the composition of our borrowings at December 31:

(In thousands)	2021	2020
Securities sold under agreements to repurchase	$57,699	$49,160
Total short-term borrowings	$57,699	$49,160
Long-term FHLB advances	$—	$70,000
Junior subordinated debentures	30,929	30,929
Total long-term borrowings	$30,929	$100,929
Total borrowings	$88,628	$150,089
Average balance (from Table 1)	$135,037	$147,448

The following is a summary of short-term borrowings at December 31 with original maturities of less than one year:

(Dollars in thousands)	2021	2020
Securities sold under agreements to repurchase:
Outstanding at end of year	$57,699	$49,160
Weighted average interest rate at year end	0.15%	0.19%
Maximum amount outstanding as of any month end	$72,396	$55,290
Average amount outstanding	57,697	46,519
Approximate weighted average rate during the year	0.15%	0.20%

Total borrowings decreased by $61.5 million, or 40.9%, in 2021 when compared to 2020 due to the prepayment of $70.0 million in FHLB advances in 2021, offset by increased balances in our existing accounts in our Treasury Management product.

Management will continue to closely monitor interest rates within the context of its overall asset-liability management process. See the discussion under the heading “Interest Rate Sensitivity” in this Item 7 for further information on this topic.

At December 31, 2021, we had additional borrowing capacity with the FHLB totaling $188.2 million, an additional $130.0 million of unused lines of credit with various financial institutions, and $1.0 million of an unused secured line of credit with the Federal Reserve Bank.  See Note 14 to the Consolidated Financial Statements presented elsewhere in this annual report for further details about our borrowings and additional borrowing capacity, which is incorporated herein by reference.

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

Loan commitments and letters of credit totaled $226.0 million and $16.7 million, respectively, at December 31, 2021. Management does not believe that any of the foregoing arrangements have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. We are not a party to any other off-balance sheet arrangements. See Note 22 to the Consolidated Financial Statements presented elsewhere in this annual report for additional information on these arrangements.

Capital Resources

We require capital to fund loans, satisfy our obligations under the Bank’s letters of credit, meet the deposit withdraw demands of the Bank’s customers, and satisfy our other monetary obligations. To the extent that deposits are not adequate to fund our capital requirements, we can rely on the funding sources identified below under the heading “Liquidity Management”. At December 31, 2021, the Bank had $130.0 million available through unsecured lines of credit with correspondent banks, $1.0 million available through a secured line of credit with the Fed Discount Window and approximately $188.2 million available through the FHLB. Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our ability to meet our future capital requirements.

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

At December 31, 2021, the Corporation’s total risk-based capital ratio was 15.89% and the Bank’s total risk-based capital ratio was 14.97%, both of which were well above the regulatory minimum of 8%. The total risk-based capital ratios of the Corporation and the Bank at December 31, 2020 were 16.08% and 15.50%, respectively. The decrease in 2021 for the Corporation was attributable to the repurchase of 400,000 common shares ($7.2 million); and the Bank was primarily due to dividend funding to the Corporation.

At December 31, 2021, the most recent notification from the regulators categorizes the Corporation and the Bank as “well capitalized” under the regulatory framework for prompt corrective action. See Note 6 to the Consolidated Financial Statements presented elsewhere in this annual report for additional information regarding regulatory capital ratios.

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

It is our policy to manage our affairs so that liquidity needs are fully satisfied through normal Bank operations. That is, the Bank will manage its liquidity to minimize the need to make unplanned sales of assets or to borrow funds under emergency conditions. The Bank will use funding sources where the interest cost is relatively insensitive to market changes in the short run (periods of one year or less) to satisfy operating cash needs. The remaining normal funding will come from interest-sensitive liabilities, either deposits or borrowed funds. When the marginal cost of needed wholesale funding is lower than the cost of raising this funding in the retail markets, the Corporation may supplement retail funding with external funding sources such as:

●	Unsecured Fed Funds lines of credit with upstream correspondent banks (M&T Bank, Atlantic Community Bankers Bank, Community Bankers Bank, PNC Financial Services, Pacific Coast Banker’s Bank and Zions Bancorp).
●	Secured advances with the FHLB of Atlanta, which are collateralized by eligible one to four family residential mortgage loans, home equity lines of credit, commercial real estate loans. Cash and various securities may also be pledged as collateral.
●	Secured line of credit with the Fed Discount Window for use in borrowing funds up to 90 days, using municipal securities as collateral.
●	Brokered deposits, including CDs and money market funds, provide a method to generate deposits quickly. These deposits are strictly rate driven but often provide the most cost effective means of funding growth.
●	One Way Buy CDARS/ICS funding – a form of brokered deposits that has become a viable supplement to brokered deposits obtained directly.

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

At December 31, 2021, we were asset sensitive.

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

Based on the simulation analysis performed at December 31, 2021 and 2020, management estimated the following changes in net interest income, assuming the indicated rate changes:

(Dollars in thousands)	2021	2020
+400 basis points	$4,072	$5,124
+300 basis points	$3,233	$4,067
+200 basis points	$2,315	$2,897
+100 basis points	$1,160	$1,527
-100 basis points	$(3,110)	$(2,174)

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors of First United Corporation

Oakland, Maryland

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of financial condition of First United Corporation (the "Company") as of December 31, 2021, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses – Qualitative Factors

As more fully described in Note 9 to the consolidated financial statements, the Company estimates and records an allowance for loan losses for loans collectively evaluated for impairment by developing a loss rate based on historical losses and qualitative factors. Qualitative factors are used to adjust historical loss rates considering relevant factors such as national and local economic trends and conditions; levels and trends in delinquency rates and non-accrual loans; trends in volumes and terms of loans; effects of changes in lending policies; experience, ability, and depth of lending staff; value of underlying collateral; and concentrations of credit. The application of the adjustments for qualitative factors to the historical loss rate calculation is subjective.

The principal considerations for our determination that auditing the qualitative factors is a critical audit matter is the high degree of judgment involved in the assessment of the risk of loss associated with each risk factor. Our audit procedures included substantive testing related to the qualitative factors. Procedures included, among others:

●	Evaluation of relevance and reliability of the data used to determine the qualitative factors and agreed to source documentation.
●	Evaluation of management judgments involved in the assessment of the qualitative factors, including the reasonableness and appropriateness of the magnitude of the adjustments for the factors, and the resulting allocation to the allowance.
●	Testing the mathematical accuracy of the allowance calculation, including the calculation of the qualitative allowance, which included the accuracy of the allocation of the qualitative factors.

/s/  Crowe LLP

We have served as the Company's auditor since 2021.

Washington, D.C.

March 25, 2022

Report of Independent Registered Public Accounting Firms

To the Shareholders and Board of Directors of
First United Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of financial condition of First United Corporation and Subsidiaries (Corporation) as of December 31, 2020, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the Corporation's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Corporation's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Baker Tilly US, LLP

We served as the Corporation’s auditor from 2006 to 2021.

Pittsburgh, Pennsylvania

March 25, 2021

First United Corporation and Subsidiaries

Consolidated Statements of Financial Condition

(In thousands, except per share amounts)

	December 31,
	2021	2020
Assets
Cash and due from banks	$109,823	$146,673
Interest bearing deposits in banks	5,897	2,759
Cash and cash equivalents	115,720	149,432
Investment securities – available-for-sale (at fair value)	286,771	226,885
Investment securities – held to maturity (fair value of $65,369 at December 31, 2021 and $77,612 at December 31, 2020)	56,259	68,263
Restricted investment in bank stock, at cost	1,029	4,468
Loans held for sale (at lower of cost or fair value)	67	3,546
Loans	1,153,687	1,167,812
Unearned fees	(292)	(1,730)
Allowance for loan losses	(15,955)	(16,486)
Net loans	1,137,440	1,149,596
Premises and equipment, net	34,697	36,863
Goodwill and other intangibles	12,052	11,004
Bank owned life insurance	45,150	43,974
Deferred tax assets	6,857	7,972
Other real estate owned	4,477	9,386
Right of use assets	2,247	2,408
Trust receivable	8,650	7,446
Pension Asset	4,765	—
Accrued interest receivable	4,821	6,241
Other assets	8,836	5,930
Total Assets	$1,729,838	$1,733,414
Liabilities and Shareholders’ Equity
Liabilities:
Non-interest bearing deposits	$501,627	$420,427
Interest bearing deposits	967,747	1,001,939
Total deposits	1,469,374	1,422,366
Short-term borrowings	57,699	49,160
Long-term borrowings	30,929	100,929
Operating lease liability	2,761	2,958
SERP deferred compensation	10,395	9,300
Accrued interest payable and other liabilities	15,787	16,744
Dividends payable	993	910
Total Liabilities	1,587,938	1,602,367
Shareholders’ Equity:
Common Stock – par value $0.01 per share; Authorized 25,000,000 shares; issued and outstanding 6,620,955 shares at December 31, 2021 and 6,992,911 shares at December 31, 2020	66	70
Surplus	23,661	30,149
Retained earnings	145,487	129,691
Accumulated other comprehensive loss	(27,314)	(28,863)
Total Shareholders’ Equity	141,900	131,047
Total Liabilities and Shareholders’ Equity	$1,729,838	$1,733,414

See notes to consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share data)

	Year Ended
	December 31,
	2021	2020
Interest income
Interest and fees on loans	$52,952	$52,155
Interest on investment securities
Taxable	3,912	4,526
Exempt from federal income tax	1,077	1,084
Total investment income	4,989	5,610
Other	315	436
Total interest income	58,256	58,201
Interest expense
Interest on deposits	3,473	6,356
Interest on short-term borrowings	86	94
Interest on long-term borrowings	2,155	3,205
Total interest expense	5,714	9,655
Net interest income	52,542	48,546
Provision/(credit) for loan losses	(817)	5,401
Net interest income after provision for loan losses	53,359	43,145
Other operating income
Net gains	1,195	2,788
Service charges on deposit accounts	1,771	1,929
Other service charges	909	699
Trust department	8,650	7,446
Debit card income	3,644	2,902
Bank owned life insurance	1,176	1,253
Brokerage commissions	1,082	1,004
Insurance reimbursement	1,375	—
Other	912	556
Total other income	19,519	15,789
Total other operating income	20,714	18,577
Other operating expenses
Salaries and employee benefits	22,061	21,079
FDIC premiums	772	611
Equipment	3,898	3,904
Occupancy	2,775	2,860
Data processing	3,204	3,981
Marketing	535	573
Professional services	3,528	4,204
Contract labor	638	641
Line rentals	737	864
(Gains)/losses on sales and write downs of foreclosed real estate, net	(945)	11
Investor relations	676	1,277
Settlement expense	3,300	—
FHLB prepayment expense	2,368	—
Contributions	1,220	127
Other	2,997	3,802
Total other operating expenses	47,764	43,934
Income before income tax expense	$26,309	$17,788
Provision for income tax expense	6,539	3,947
Net Income	$19,770	$13,841
Basic net income per share	$2.95	$1.98
Diluted net income per share	$2.95	$1.97
Weighted average number of basic shares outstanding	6,710	7,004
Weighted average number of diluted shares outstanding	6,717	7,013

See notes to consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended
	December 31,
Comprehensive Income	2021	2020
Net Income	$19,770	$13,841
Other comprehensive income/(losses), net of tax and reclassification adjustments
Available for sale securities:
Unrealized holding gains/(losses) on investments with OTTI	3,379	(803)
Reclassification adjustment for (gains) realized in income	201	202
Other comprehensive income/(losses) on investments with OTTI	3,178	(1,005)

Unrealized holding (losses)/gains on all other AFS investments	(7,661)	1,765
Reclassification adjustment for (gains) realized in income	154	632
Other comprehensive (losses)/income on all other AFS investments	(7,815)	1,133

Held to maturity securities:
Unrealized holding gains/(losses) on HTM investments	—	—
Reclassification adjustment for (gains) realized in income	(247)	(798)
Other comprehensive income on HTM investments	247	798

Cash flow hedges:
Unrealized holding gains/(losses) on cash flow hedges	867	(1,187)
Reclassification adjustment for (gains) realized in income	—
Other comprehensive income/(losses) on cash flow hedges	867	(1,187)

Pension plan liability:
Unrealized holding gains/(losses) on pension plan liability	4,684	(4,456)
Reclassification adjustment for (gains) realized in income	(1,490)	(1,433)
Other comprehensive income/(losses) on pension plan liability	6,174	(3,023)

SERP liability:
Unrealized holding losses on SERP liability	(711)	(854)
Reclassification adjustment for (gains) realized in income	(175)	(188)
Other comprehensive losses on SERP liability	(536)	(666)

Other comprehensive income/(losses) before income tax	2,115	(3,950)
Income tax (expense)/benefit related to other comprehensive income	(566)	1,058

Other comprehensive income/(loss), net of tax	1,549	(2,892)
Comprehensive Income	$21,319	$10,949

See notes to consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except number of shares)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Total Shareholders' Equity
Balance at January 1, 2020	$71	32,359	119,481	(25,971)	125,940
Net income			13,841		13,841
Other comprehensive loss, net of tax				(2,892)	(2,892)
Common stock issued - 28,180 shares		198			198
Common stock dividend declared - $0.52 per share			(3,631)		(3,631)
Stock based compensation		345			345
Stock repurchase - 145,291 shares	(1)	(2,753)			(2,754)
Balance at December 31, 2020	70	30,149	129,691	(28,863)	131,047
Net income			19,770		19,770
Other comprehensive income, net of tax				1,549	1,549
Common stock issued- 28,044 shares		215			215
Common stock dividend declared - $0.60 per share			(3,974)		(3,974)
Stock based compensation		472			472
Stock repurchase - 400,000 shares	(4)	(7,175)			(7,179)
Balance at December 31, 2021	$66	$23,661	$145,487	$(27,314)	$141,900

See notes to consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	December 31,
	2021	2020
Operating activities
Net income	$19,770	$13,841
Adjustments to reconcile net income to net cash provided by operating activities:
Provision/(credit) for loan losses	(817)	5,401
Depreciation	3,269	3,301
Stock based compensation	472	345
Gains on sales of other real estate owned	(1,372)	(130)
Write-downs of other real estate owned	59	116
Origination of loans held for sale	(28,426)	(73,797)
Proceeds from sales of loans held for sale	33,020	74,403
Gains on sales of loans held for sale	(1,115)	(2,403)
(Gain)/loss on disposal of fixed assets	(15)	150
Net amortization of investment securities discounts and premiums- AFS	1,001	382
Net amortization of investment securities discounts and premiums- HTM	311	352
Net gain on sales of investment securities – available-for-sale	(154)	(632)
Net losses on calls of investment securities – held to maturity	54	97
Loss on equity investment	35	—
Amortization of deferred loan fees	(4,045)	(2,683)
Deferred tax expense	550	527
Earnings on bank owned life insurance	(1,176)	(1,253)
Amortization of operating lease right of use asset	161	253
Operating lease liability	(197)	(281)
Increase in accrued interest receivable and other assets	(1,601)	(6,830)
Increase in accrued interest payable and other liabilities	237	5,010
Net cash provided by operating activities	20,021	16,169
Investing activities
Proceeds from maturities/calls of investment securities available-for-sale	48,464	45,595
Proceeds from maturities/calls of investment securities held-to-maturity	17,971	46,926
Proceeds from sales of investment securities available-for-sale	13,687	43,278
Purchases of investment securities available-for-sale	(127,526)	(184,079)
Purchases of investment securities held-to-maturity	(6,332)	(21,658)
Proceeds from sales of other real estate owned	6,222	2,175
Proceeds from disposal of fixed assets	39	—
Proceeds from BOLI	—	728
Net decrease/(increase) in FHLB stock	3,439	(53)
Net decrease/(increase) in loans	85,962	(122,589)
Purchases of loans	(68,944)	—
Purchase of wealth portfolio	(280)	—
Purchases of premises and equipment	(1,127)	(1,604)
Net cash used in investing activities	(28,425)	(191,281)
Financing activities
Net increase in deposits	47,008	280,335
Proceeds from issuance of common stock	215	198
Cash dividends paid on common stock	(3,891)	(3,646)
Net increase in short-term borrowings	8,539	432
Stock repurchase	(7,179)	(2,754)
Payments on long-term borrowings	(70,000)	—
Net cash (used)/provided by financing activities	(25,308)	274,565
(Decrease)/increase in cash and cash equivalents	(33,712)	99,453
Cash and cash equivalents at beginning of the year	149,432	49,979
Cash and cash equivalents at end of period	$115,720	$149,432
Supplemental information
Interest paid	$5,968	$9,763
Taxes paid	$5,657	$1,210
Non-cash investing activities:
Transfers from loans to other real estate owned	$—	$7,420

See notes to consolidated financial statements

First United Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Business

First United Corporation is a Maryland corporation chartered in 1985 and a bank holding company registered with the Board of Governors of the Federal Reserve System (the “FRB”) under the Bank Holding Company Act of 1956, as amended, that elected financial holding company status in 2021.  The Corporation’s primary business is serving as the parent company of First United Bank & Trust, a Maryland trust company (the “Bank”), First United Statutory Trust I (“Trust I”) and First United Statutory Trust II (“Trust II” and together with Trust I, the “Trusts”), both Connecticut statutory business trusts. The Trusts were formed for the purpose of selling trust preferred securities that qualified as Tier 1 capital. The Bank has two consumer finance company subsidiaries - OakFirst Loan Center, Inc., a West Virginia corporation, and OakFirst Loan Center, LLC, a Maryland limited liability company - and two subsidiaries that it uses to hold real estate acquired through foreclosure or by deed in lieu of foreclosure - First OREO Trust, a Maryland statutory trust, and FUBT OREO I, LLC, a Maryland limited liability company. In addition, the Bank owns 99.9% of the limited partnership interests in Liberty Mews Limited Partnership, a Maryland limited partnership formed for the purpose of acquiring, developing and operating low-income housing units in Garrett County, Maryland (“Liberty Mews”), and a 99.9% non-voting membership interest in MCC FUBT Fund, LLC, an Ohio limited liability company formed for the purpose of acquiring, developing and operating low-income housing units in Allegany County, Maryland (the “MCC Fund”).

First United Corporation and its subsidiaries operate principally in four counties in Western Maryland and four counties in West Virginia.

As used in these Notes, the terms “the Corporation”, “we”, “us”, and “our” mean First United Corporation and, unless the context clearly suggests otherwise, its consolidated subsidiaries.

Basis of Presentation

The financial information is presented in accordance with generally accepted accounting principles and general practice for financial institutions in the United States of America (“U.S. GAAP”).  In preparing financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of the date of financial statements.  In addition, these estimates and assumptions affect revenues and expenses in the financial statements and as such, actual results could differ from those estimates.

Material estimates that are particularly susceptible to change include:  (1) the allowance for loan losses and (2) fair values of available for sale debt securities based on estimates from independent valuation services or from brokers.

Principles of Consolidation

The consolidated financial statements of the Corporation include the accounts of First United Corporation, the Bank, the OakFirst Loan Centers, First OREO Trust and FUBT OREO I, LLC. All significant inter-company accounts and transactions have been eliminated.

Significant Concentrations of Credit Risk

Most of the Corporation’s relationships are with customers located in Western Maryland and Northeastern West Virginia. At December 31, 2021, approximately 11%, or $128.1 million, of total loans were secured by real estate acquisition, construction and development projects, with $127.5 million performing according to their contractual terms and $0.6 million considered to be impaired based on management’s concerns about the borrowers’ ability to comply with present repayment terms. Of the $0.6 million in impaired loans, $0.4 million were performing, and $0.2 million were classified as troubled debt restructurings (“TDRs”) performing in accordance with their modified terms.  There were no non-performing loans at December 31, 2021. Additionally, loans collateralized by commercial rental properties represented 16% of the total loan portfolio as of December 31, 2021. Note 8 discusses the types of securities in which the Corporation invests and Note 9 discusses the Corporation’s lending activities.

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

Management systematically evaluates securities for other than temporary impairment on a quarterly basis. Based upon application of accounting guidance for subsequent measurement in ASC Topic 320 (ASC Section 320-10-35), management assesses whether (i) the Corporation has the intent to sell a security being evaluated and (ii) it is more likely than not that the Corporation will be required to sell the security prior to its anticipated recovery. If neither applies, then declines in the fair values of securities below their cost that are considered other-than-temporary declines are split into two components. The first is the loss attributable to declining credit quality. Credit losses are recognized in earnings as realized losses in the period in which the impairment determination is made. The second component consists of all other losses, which are recognized in other comprehensive loss. In estimating OTTI losses, management considers (a) the length of time and the extent to which the fair value has been less than cost, (b) adverse conditions specifically related to the security, an industry, or a geographic area, (c) the historic and implied volatility of the fair value of the security, (d) changes in the rating of the security by a rating agency, (e) recoveries or additional declines in fair value subsequent to the balance sheet date, (f) failure of the issuer of the security to make scheduled interest or principal payments, and (g) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future. Management also monitors cash flow projections for securities that are considered beneficial interests under the guidance of ASC Subtopic 325-40, Investments – Other – Beneficial Interests in Securitized Financial Assets, (ASC Section 325-40-35).

Management utilizes an independent third party to prepare both the impairment valuations and fair value determinations for its collateralized debt obligation (“CDO“) portfolio consisting of pooled trust preferred securities. Management performs due diligence on the third-party processes and believes that it has an adequate understanding of the analysis, assumptions and methodology used by the third party to prepare the fair value determination and the OTTI evaluation. Management reviews the qualifications of the third party and believes they are qualified to provide the analysis and pricing determinations. Quarterly, management reviews the third party’s detailed assumptions and analyzes its projected discounted present value results for reasonableness and consistency with the trend of prior projections. Annually, management performs stress tests of the assumptions used in the third party models and performs back tests of the assumptions and prepayment projections to validate the impairment model results. As a result of its due diligence process, the fair value presented and the OTTI recognized are appropriate.

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

Restricted Investment in Bank Stock

Restricted stock, which represents required investments in the common stock of the Federal Home Loan Bank (“FHLB”) of Atlanta, Atlantic Community Bankers Bank and Community Banker’s Bank, is carried at cost and is considered a long-term investment.

Management evaluates the restricted stock for OTTI in accordance with ASC Industry Topic 942, Financial Services – Depository and Lending (942-325-35). Management’s evaluation of potential impairment is based on its assessment of the ultimate recoverability of the cost of the restricted stock rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability is influenced by criteria such as (i) the significance of the decline in net assets of the issuing bank as compared to the capital stock amount for that bank and the length of time this situation has persisted, (ii) commitments by the issuing bank to make payments required by law or regulation and the level of such payments in relation to the operating performance of that bank, and (iii) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the issuing bank. Management has evaluated the restricted stock for impairment and believes that no impairment charge is necessary as of December 31, 2021 or 2020.

The Corporation recognizes dividends on a cash basis. For the years ended December 31, 2021 and December 31, 2020, dividends of $134,836 and $212,252, respectively, were recorded in other operating income.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or full repayment by the borrower are reported at their unpaid principal balance outstanding, adjusted for any deferred fees or costs pertaining to origination. Loans that management has the intent to sell are reported at the lower of cost or fair value determined on an individual basis. Loans held for sale were $0.1 million at December 31, 2021 and $3.5 million at December 31, 2020.

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

Management uses a 10-point internal risk rating system to monitor the credit quality of the overall loan portfolio. The first six categories are considered not criticized and are aggregated as “Pass” rated. The criticized rating categories utilized by management generally follow bank regulatory definitions. The Special Mention category includes assets that are currently protected but are potentially weak, resulting in an undue and unwarranted credit risk, but not to the point of justifying a Substandard classification. Loans in the Substandard category have well-defined weaknesses that jeopardize the liquidation of the debt, and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected. All loans greater than 90 days past due are considered Substandard. Only the portion of a specific allocation of the allowance for loan losses is associated with a pending event that could trigger loss in the short term is classified in the Doubtful category.  It is possible for a loan to be classified as Substandard in the internal risk rating system, but not considered impaired under GAAP, due to the broader reach of “well-defined weaknesses” in the application of the Substandard definition.

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

Once the determination has been made that a loan is impaired, the determination of whether a specific allocation of the allowance is necessary is measured by comparing the recorded investment in the loan to the fair value of the loan using one of three methods: (i) the present value of expected future cash flows discounted at the loan’s effective interest rate; (ii) the loan’s observable market price; or (iii) the fair value of the collateral less selling costs. The method is selected on a loan-by-loan basis, with management utilizing the fair value of collateral or the discounted cash flow method for the analyses. If the fair value of the collateral less selling costs method is utilized for collateral securing loans in the commercial segments, then an updated external appraisal is ordered on the collateral supporting the loan if the loan balance is greater than $500,000 and the existing appraisal is greater than 18 months old. If the loan balance is less than $500,000, then the estimated fair value of the collateral is determined by adjusting the existing appraisal by the appropriate percentage from an internally prepared appraisal discount grid. This grid considers the age of a third-party appraisal and the geographic region where the collateral is located in order to discount an appraisal. The discount rates in the appraisal discount grid are updated at least annually to reflect the most current knowledge that management has available, including the results of current appraisals. If there is a delay in receiving an updated appraisal or if the appraisal is found to be deficient in our internal appraisal review process and re-ordered, the Bank continues to use a discount factor from the appraisal discount grid based on the collateral location and current appraisal age in order to determine the estimated fair value. If the general market conditions in that geographic market have changed considerably, the property has deteriorated or perhaps lost an income stream, or a recent appraisal for a similar property indicates a significant change, then management may adjust the fair value indicated by the existing appraisal until a new appraisal is obtained. A specific allocation of the ALL is recorded if there is any deficiency in collateral value determined by comparing the estimated fair value to the recorded investment of the loan. When updated appraisals are received and reviewed, adjustments are made to the specific allocation as needed.  An unallocated component is maintained to cover uncertainties that could affect Management’s estimate of probable incurred loss. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. This estimate, if changed only several basis points, could vary by several hundred thousand dollars. Therefore, management believes some level of unallocated allowance should be maintained to account for this imprecision

The evaluation of the need and amount of a specific allocation of the ALL and whether a loan can be removed from impairment status is made on a quarterly basis.

The Corporation maintains an ALL on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is determined utilizing a methodology that is similar to that used to determine the ALL, modified to take into account the probability of a draw down on the commitment. This allowance is reported as a liability on the balance sheet within accrued interest payable and other liabilities. The balance in the liability account was $117,685 at December 31, 2021 and $109,559 at December 31, 2020.

Premises and Equipment

Land is carried at cost. Premises and equipment are carried at cost, less accumulated depreciation. The provision for depreciation for financial reporting has been made by using the straight-line method based on the estimated useful lives of the assets, which range from 10 to 31.5 years for buildings and 3 to 20 years for furniture and equipment.

Goodwill and Other Intangible Assets

Goodwill represents the excess purchase price paid over the fair value of the net assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment testing requires that the fair value of each of the Corporation’s reporting units be compared to the carrying amount of the reporting unit’s net assets, including goodwill. If the fair values of the reporting units exceed their book values, no write-down of recorded goodwill is required. If the fair value of a reporting unit is less than book value, an expense may be required to write-down the related goodwill to the proper carrying value. Any impairment would be realized through a reduction of goodwill or the intangible and an offsetting charge to non-interest expense. Annually, the Corporation performs an impairment test of goodwill as of December 31 of each year. During the year, any triggering event that occurs may affect goodwill and could require an impairment assessment. Determining the fair value of a reporting unit requires the Corporation to use a degree of subjectivity. The Corporation's annual impairment test of goodwill and other intangible assets did not identify any impairment.

Accounting guidance provides the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.

Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. Other intangible assets have finite lives and are reviewed for impairment annually. At December 31, 2021, other intangible assets included $1.0 million for the purchase of a wealth book of business.  These assets are amortized over their estimated useful lives either on a straight-line or sum-of-the-years basis over varying periods that initially did not exceed 5 years.

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

Income Taxes

First United Corporation and its subsidiaries file a consolidated federal income tax return. Income taxes are accounted for using the asset and liability method. Under the asset and liability method, the deferred tax liability or asset is determined based on the difference between the financial statement and tax bases of assets and liabilities (temporary differences) and is measured at the enacted tax rates that will be in effect when these differences reverse. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.  Deferred tax expense is determined by the change in the net liability or asset for deferred taxes adjusted for changes in any deferred tax asset valuation allowance, or reserve.  This reserve was based on the portion of the tax asset for which it is more likely than not that a tax benefit will not be realized by the Corporation.

A tax provision is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examinations for tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

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

Statement of Cash Flows

Cash and cash equivalents are defined as cash and due from banks and interest-bearing deposits in banks in the Consolidated Statements of Cash Flows.  Net cash flows are reported for customer loan and deposit transactions and interest-bearing deposits in banks.

Trust Assets and Income

Assets held in an agency or fiduciary capacity are not the Bank’s assets and, accordingly, are not included in the Consolidated Statements of Financial Condition. Income from the Bank’s trust department represents fees charged to customers and recognized through revenue recognition.  Refer to Note 25 for further discussion.

Business Segments

The Corporation operates in one segment, community banking, as defined by ASC Topic 280, Segment Reporting. The Corporation in its entirety is managed and evaluated on an ongoing basis by First United Corporation’s Board of Directors and executive management, with no division or subsidiary receiving separate analysis regarding performance or resource allocation.

Stock Repurchases

Under the Maryland General Corporation Law, shares of capital stock that are repurchased are cancelled and treated as authorized but unissued shares. When a share of capital stock is repurchased, the payment of the repurchase price reduces stated capital by the par value of that share (currently, $0.01 for common stock), and any excess over par value reduces capital surplus. The Corporation repurchased 400,000 shares of common stock at a weighted average price of $17.95 during 2021 and 145,291 shares of common stock at a weighted average price of $18.96 during 2020.

Recent Accounting Pronouncements

Recently issued but not yet effective Accounting Pronouncements

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

2. Subsequent Event

Subsequent to December 31, 2021, the Company transferred investments that were classified as available for sale to the held to maturity classification.  The investment securities had a cost basis of approximately $149.0 million and a fair market value of approximately $139.0 million at the time of transfer.  There was no impact to the income statement as a result of the reclassification.  This transfer was to mitigate the potential future impact to capital through accumulated other comprehensive loss in consideration of a rising interest rate environment and the impact of rising rates on the market value of the fixed income bond portfolio.  The Company believes that it maintains sufficient liquidity for future business needs.

3. COVID-19

Paycheck Protection Program (“PPP”)

The Corporation continued to actively participate in the PPP administered by the Small Business Administration (the “SBA”).  On January 19, 2021, the SBA implemented a third round of funding for PPP loans.

During 2020, a total of $148.9 million in PPP loans were originated under the first two rounds of funding, consisting of 1,174 loans with an average loan size of $162 thousand.  During 2021, a total of $66.1 million in PPP loans were originated under the third round of funding, consisting of 870 loans with an average loan size of $80 thousand.

Net fees recognized in 2021 were $4.0 million due to amortization and forgiveness, compared to $2.0 million in 2020.

During 2020, 290 loans, totaling $34.5 million were forgiven, resulting in 884 loans with a remaining balance of $114.0 million at December 31, 2020.   During 2021, an additional 1,631 loans with an aggregate principal balance of $172.6 million, were forgiven, resulting in 65 loans with a remaining balance of $7.7 million at December 31, 2021.

Of the 2,044 PPP loans originated by the Bank since the PPP’s inception, 1,978 loans, totaling $207.5 million, have been forgiven through December 31, 2021 representing 97% of the number of loans originated and 96% of originated principal balances.

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

As of December 31, 2021, total loan modifications of $9.4 million were performed in accordance with the CARES Act.  This amount included 13 commercial loans related to real estate rental, food services and health care sectors.  These loans are scheduled to return to contractual payment terms within the first quarter of 2022.

4. Earnings Per Common Share

Basic earnings per common share is derived by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents. Diluted earnings per share is derived by dividing net income available to common shareholders by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents. There were no anti-dilutive shares at December 31, 2021 or 2020.

The following table sets forth the calculation of basic and diluted earnings per common share for the years ended December 31, 2021 and 2020:

	2021			2020
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Income	Shares	Amount

Basic Earnings Per Share:

Net income	$19,770	6,710	$2.95	$13,841	7,004	$1.98

Diluted Earnings Per Share:

Restricted stock units		7			9

Net income	$19,770	6,717	$2.95	$13,841	7,013	$1.97

5. Net Gains

The following table summarizes the gain/(loss) activity for the years ended December 31, 2021 and 2020:

(in thousands)	2021	2020
Net gains/(losses):
Available-for-sale securities:
Realized gains	$370	$817
Realized losses	(216)	(185)
Held-to-Maturity:
Realized losses	(54)	(97)
Loss on equity investment	(35)	—
Gains on sale of consumer loans	1,115	2,403
Gain/(loss) on disposal of fixed assets	15	(150)
Net gains	$1,195	$2,788

6. Regulatory Capital Requirements

We require capital to fund loans, satisfy our obligations under the Bank’s letters of credit, meet the deposit withdrawal demands of the Bank’s customers, and satisfy our other monetary obligations. To the extent that deposits are not adequate to fund our capital requirements, we can rely on a number of funding sources, including an unsecured Fed Funds lines of credit with upstream correspondent banks; secured advances with the FHLB of Atlanta, which are collateralized by eligible one to four family residential mortgage loans, home equity lines of credit, and commercial real estate loans. Cash and securities may also be pledged as collateral. In addition, First United Corporation has a secured line of credit with the Fed Discount Window for use in borrowing funds up to 90 days, using municipal securities as collateral; brokered deposits, including CDs; and One Way Buy CDARS/ ICS funding, which is a form of brokered deposits that has become a viable supplement to brokered deposits obtained directly. At December 31, 2021, the Bank had $130.0 million available through unsecured lines of credit with correspondent banks, $1.0 million through a secured line of credit with the Fed Discount Window and approximately $188.2 million at the FHLB. Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our ability to meet our future capital requirements.

The following table presents our capital ratios for years ended December 31, 2021 and 2020:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
Total Capital (to risk-weighted assets)
First United Bank & Trust	187,029	14.97%	99,986	8.00%	124,983	10.00%
Tier 1 Capital (to risk-weighted assets)
First United Bank & Trust	171,404	13.72%	74,990	6.00%	99,986	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
First United Bank & Trust	171,404	13.72%	56,242	4.50%	81,239	6.50%
Tier 1 Capital (to average assets)
First United Bank & Trust	171,404	10.00%	68,167	4.00%	85,209	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
Total Capital (to risk-weighted assets)
First United Bank & Trust	181,977	15.50%	94,084	8.00%	117,605	10.00%
Tier 1 Capital (to risk-weighted assets)
First United Bank & Trust	167,276	14.25%	70,563	6.00%	94,084	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
First United Bank & Trust	167,276	14.25%	52,922	4.50%	76,443	6.50%
Tier 1 Capital (to average assets)
First United Bank & Trust	167,276	9.81%	67,643	4.00%	84,554	5.00%

As of December 31, 2021 and 2020, the most recent notifications from the regulators categorized First United Corporation and the Bank as “well capitalized” under the regulatory framework for prompt corrective action.

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

7. Cash and Cash Equivalents

Cash and due from banks, which represents vault cash in the retail offices and invested cash balances at the Federal Reserve, is carried at fair value.

(in thousands)	December 31, 2021	December 31, 2020
Cash and due from banks, weighted average interest rate of 0.10% and 0.18% (at December 31, 2021 and 2020)	$109,823	$146,673

Interest bearing deposits in banks, which represent funds invested at a correspondent bank, are carried at fair value and, as of December 31, 2021 and 2020, consisted of daily funds invested at the FHLB of Atlanta. In addition, at December 31, 2021, cash was pledged at Raymond James for the interest rate swap.

(in thousands)	December 31, 2021	December 31, 2020
FHLB daily investments, interest rate of 0.01% and 0.36% (at December 31, 2021 and 2020)	$3,897	$759
Raymond James pledged cash, interest rate of 0.07% and 0.09% (at December 31, 2021 and 2020)	2,000	2,000
	$5,897	$2,759

8. Investment Securities

The following table shows a comparison of amortized cost and fair values of investment securities at December 31, 2021 and 2020:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCL
December 31, 2021
Available for Sale:
U.S. government agencies	$69,602	$66	$2,499	$67,169	$—
Residential mortgage-backed agencies	49,630	—	969	48,661	—
Commercial mortgage-backed agencies	51,694	175	1,001	50,868	—
Collateralized mortgage obligations	93,018	84	3,025	90,077	—
Obligations of states and political subdivisions	12,439	371	6	12,804	—
Collateralized debt obligations	18,609	112	1,529	17,192	(660)
Total available for sale	$294,992	$808	$9,029	$286,771	$(660)

(in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	OTTI in AOCL
December 31, 2021
Held to Maturity:
Residential mortgage-backed agencies	$30,634	$649	$436	$30,847	$—
Commercial mortgage-backed agencies	5,456	145	—	5,601	—
Obligations of states and political subdivisions	20,169	8,752	—	28,921	—
Total held to maturity	$56,259	$9,546	$436	$65,369	$—

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCL
December 31, 2020
Available for Sale:
U.S. government agencies	$75,856	$899	$322	$76,433	$—
Residential mortgage-backed agencies	22,999	—	100	22,899	—
Commercial mortgage-backed agencies	32,549	529	36	33,042	—
Collateralized mortgage obligations	70,372	266	1	70,637	—
Obligations of states and political subdivisions	10,144	470	—	10,614	—
Collateralized debt obligations	18,544	—	5,284	13,260	(3,839)
Total available for sale	$230,464	$2,164	$5,743	$226,885	$(3,839)

(in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	OTTI in AOCL
December 31, 2020
Held to Maturity:
Residential mortgage-backed agencies	34,597	$1,173	$38	35,732	—
Commercial mortgage-backed agencies	11,716	587	—	12,303	—
Collateralized mortgage obligations	1,348	58	—	1,406	—
Obligations of states and political subdivisions	20,602	7,569	—	28,171	—
Total held to maturity	$68,263	$9,387	$38	$77,612	$—

Proceeds from sales of available-for-sale securities and the realized gains and losses for the years ended December 31, 2021 and 2020 are as follows:

(in thousands)	2021	2020
Proceeds	$13,687	$43,278
Gross realized gains	370	817
Gross realized losses	216	185

The following table shows the Corporation’s securities with gross unrealized and unrecognized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized position, at December 31, 2021 and 2020:

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrealized Losses	Number of Investments	Fair Value	Unrealized Losses	Number of Investments
December 31, 2021
Available for Sale:
U.S. government agencies	$23,577	$122	3	$33,972	$2,377	6
Residential mortgage-backed agencies	29,507	257	3	19,154	712	2
Commercial mortgage-backed agencies	32,177	787	4	5,211	214	1
Collateralized mortgage obligations	24,322	649	5	43,076	2,376	5
Obligations of states and political subdivisions	3,046	6	1	—	—	—
Collateralized debt obligations	—	—	—	10,468	1,529	5
Total available for sale	$112,629	$1,821	16	$111,881	$7,208	19

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrecognized Losses	Number of Investments	Fair Value	Unrecognized Losses	Number of Investments
December 31, 2021
Held to Maturity:
Residential mortgage-backed agencies	$7,395	$291	6	$2,782	$145	1
Total held to maturity	$7,395	$291	6	$2,782	$145	1

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrealized Losses	Number of Investments	Fair Value	Unrealized Losses	Number of Investments
December 31, 2020
Available for Sale:
U.S. government agencies	$39,611	$322	7	$—	$—	—
Residential mortgage-backed agencies	22,899	100	2	—	—	—
Commercial mortgage-backed agencies	16,034	36	1	—	—	—
Collateralized mortgage obligations	39,628	1	4	—	—	—
Collateralized debt obligations	—	—	—	13,260	5,284	9
Total available for sale	$118,172	$459	14	$13,260	$5,284	9

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrecognized Losses	Number of Investments	Fair Value	Unrecognized Losses	Number of Investments
December 31, 2020
Held to Maturity:
Residential mortgage-backed agencies	$2,973	$38	1	$—	$—	—
Total held to maturity	$2,973	$38	1	$—	$—	—

Each of these investment securities has been evaluated for OTTI.  In performing a detailed cash flow analysis of each investment security, the Bank works with an independent third party to estimate expected cash flows and assist with the evaluation of OTTI.  The cash flow analyses performed included the following assumptions:

●	Default probabilities vary for each investment.
●	Recoveries of 10% for banks and 15% for insurance companies with a two-year lag on all defaults and deferrals.

●	No prepayments for 5 years and then 5% per annum for the remaining life of the investment.
●	Our investment securities have been modeled using the above assumptions by independent third party using the forward London Inter-bank Offered Rate (“LIBOR”)

There were no other than temporary impairment charges related to credit losses or sales of these securities during the years ended December 31, 2021 or 2020.

Management performs due diligence on the third-party processes and has an adequate understanding of the analysis, assumptions and methodology used by the third party to prepare the fair value determination and the OTTI evaluation. Management reviews the qualifications of the third party and believes they are qualified to provide the analysis and pricing determinations. Quarterly, management reviews the third party’s detailed assumptions and analyzes its projected discounted present value results for reasonableness and consistency with the trend of prior projections. Annually, management performs stress tests of the assumptions used in the third party models and performs back tests of the assumptions and prepayment projections to validate the impairment model results. As a result of its due diligence process,  the fair value presented and the OTTI recognized are appropriate. A total of $3.0 million in impairment losses was realized during the time period 2009 through 2011 on the CDO portfolio remaining at December 31, 2021. Due to the prior credit impairment, the securities in this portfolio have continued to be evaluated to determine whether any additional OTTI has occurred. Based on management’s review of the third-party evaluations, there were no material differences in the relative valuations between December 31, 2021 and December 31, 2020.

Due to the duration and market value decline in the pooled trust preferred securities held in our portfolio, we performed more extensive testing on these securities for purposes of evaluating whether or not OTTI has occurred.

The market for these securities as of December 31, 2021 was not active and markets for similar securities were also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive, as no new CDOs have been issued since 2007. There are currently very few market participants who are willing to effect transactions in these securities. The market values for these securities, or any securities other than those issued or guaranteed by the U.S. Department of the Treasury (the “Treasury”), are very depressed relative to historical levels. Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue. Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (a) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at December 31, 2021, (b) an income valuation approach technique (i.e. present value) that maximizes the use of relevant unobservable inputs and minimizes the use of observable inputs will be equally or more representative of fair value than a market approach, and (c) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management utilizes an independent third party to prepare both the evaluations of OTTI and the fair value determinations for the CDO portfolio. Management does not believe that there were any material differences in the OTTI evaluations and pricing between December 31, 2020 and December 31, 2021.

The following table presents a cumulative roll-forward of the amount of OTTI charges related to credit losses which have been recognized in earnings for the trust preferred securities in the CDO portfolio held and not intended to be sold for the years ended December 31, 2021 and 2020:

(in thousands)	2021	2020
Balance of credit-related OTTI at January 1	$2,244	$2,446
Reduction for increases in cash flows expected to be collected	(201)	(202)
Balance of credit-related OTTI at December 31	$2,043	$2,244

The amortized cost and estimated fair value of securities by contractual maturity at December 31, 2021 are shown in the following table. Actual maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(in thousands)	Amortized Cost	Fair Value
Contractual Maturity
Available for sale:
Due after one year through five years	$9,398	$9,501
Due after five years through ten years	19,124	19,044
Due after ten years	72,128	68,620
	100,650	97,165
Residential mortgage-backed agencies	49,630	48,661
Commercial mortgage-backed agencies	51,694	50,868
Collateralized mortgage obligations	93,018	90,077
Total available for sale	$294,992	$286,771
Held to Maturity:
Due after ten years	$20,169	$28,921
	20,169	28,921
Residential mortgage-backed agencies	30,634	30,847
Commercial mortgage-backed agencies	5,456	5,601
Collateralized mortgage obligations	—	—
Total held to maturity	$56,259	$65,369

At December 31, 2021 and 2020, investment securities with a value of $158.7 million and $137.1 million, respectively, were pledged as permitted or required to secure public deposits, for securities sold under agreements to repurchase as required or permitted by law and as collateral for borrowing capacity.

9. Loans and Related Allowance for Loan Losses

The following table summarizes the primary segments of the loan portfolio as of December 31, 2021 and December 31, 2020:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
December 31, 2021
Individually evaluated for impairment	$2,365	$629	$90	$2,644	$—	$5,728
Collectively evaluated for impairment	$371,926	$127,448	$180,886	$402,042	$65,657	$1,147,959
Total loans	$374,291	$128,077	$180,976	$404,686	$65,657	$1,153,687
December 31, 2020
Individually evaluated for impairment	$3,330	$842	$—	$3,185	$102	$7,459
Collectively evaluated for impairment	$365,846	$116,119	$266,745	$375,985	$35,658	$1,160,353
Total loans	$369,176	$116,961	$266,745	$379,170	$35,760	$1,167,812

In the ordinary course of business, executive officers and directors of the Corporation, including their families and companies in which certain directors are principal owners, were loan customers of the Bank. Changes in the dollar amount of loans outstanding to officers, directors and their associates were as follows for the year ended December 31:

(in thousands)	2021
Balance at January 1	$8,857
Loans or advances	1,877
Changes due to change in status	(3,910)
Repayments	(3,112)
Balance at December 31	$3,712

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention and Substandard. There were no loans classified as Doubtful within the internal risk rating system as of December 31, 2021 and 2020:

(in thousands)	Pass	Special Mention	Substandard	Total
December 31, 2021
Commercial real estate
Non owner-occupied	$173,299	$12,987	$6,077	$192,363
All other CRE	174,395	2,357	5,176	181,928
Acquisition and development
1-4 family residential construction	19,924	—	—	19,924
All other A&D	107,532	218	403	108,153
Commercial and industrial	161,429	5,071	14,476	180,976
Residential mortgage
Residential mortgage - term	338,832	—	5,624	344,456
Residential mortgage – home equity	59,533	—	697	60,230
Consumer	65,557	—	100	65,657
Total	$1,100,501	$20,633	$32,553	$1,153,687
December 31, 2020
Commercial real estate
Non owner-occupied	$178,670	$5,526	$6,322	$190,518
All other CRE	166,504	5,664	6,490	178,658
Acquisition and development
1-4 family residential construction	18,920	—	—	18,920
All other A&D	97,648	17	376	98,041
Commercial and industrial	245,185	8,867	12,693	266,745
Residential mortgage
Residential mortgage - term	309,177	283	6,117	315,577
Residential mortgage – home equity	62,804	—	789	63,593
Consumer	35,648	3	109	35,760
Total	$1,114,556	$20,360	$32,896	$1,167,812

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.

The increase of $7.5 million in non-owner occupied offset the decreases in the commercial and industrial and all other commercial real estate categories of $3.8 million and $3.3 million, respectively.  In accordance with the CARES Act, as of December 31, 2021, total loan modifications were $9.4 million.  This amount included 13 commercial loans related to real estate rental, food services and health care sectors.  These loans are scheduled to return to contractual payment terms within the first quarter of 2022. Of these 13 loans, five are classified as pass, six are classified as special mention, and two classified as substandard. The pandemic triggered the Bank to proactively communicate with borrowers initially based on types of industry deemed to be at a higher risk level (i.e. hospitality, accommodations, etc.). This was then expanded to our top borrowers regardless of industry. Discussions evolved into weekly meetings between borrowers and Bank personnel; with the goal being to provide assistance to the communities we serve.

The following table presents the classes of the loan portfolio at December 31, 2021 and December 31, 2020, summarized by the aging categories of performing loans and non-accrual loans. Loans under modification are reported as current in accordance with CARES Act requirements:

(in thousands)	Current	30-59 Day Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due and still accruing	Non- Accrual	Total Loans
December 31, 2021
Commercial real estate
Non owner-occupied	$192,363	$—	$—	$—	$—	$—	$192,363
All other CRE	181,847	—	—	—	—	81	181,928
Acquisition and development
1-4 family residential construction	19,924	—	—	—	—	—	19,924
All other A&D	107,763	—	—	—	—	390	108,153
Commercial and industrial	180,676	132	78	—	210	90	180,976
Residential mortgage
Residential mortgage - term	340,429	159	2,222	148	2,529	1,498	344,456
Residential mortgage – home equity	59,485	238	104	—	342	403	60,230
Consumer	65,208	268	29	152	449	—	65,657
Total	$1,147,695	$797	$2,433	$300	$3,530	$2,462	$1,153,687
December 31, 2020
Commercial real estate
Non owner-occupied	$190,510	$—	$—	$—	$—	$8	$190,518
All other CRE	177,360	408	—	—	408	890	178,658
Acquisition and development
1-4 family residential construction	18,920	—	—	—	—	—	18,920
All other A&D	97,660	5	—	10	15	366	98,041
Commercial and industrial	266,708	37	—	—	37	—	266,745
Residential mortgage
Residential mortgage - term	312,500	63	670	710	1,443	1,634	315,577
Residential mortgage – home equity	63,036	80	63	—	143	414	63,593
Consumer	35,473	230	26	4	260	27	35,760
Total	$1,162,167	$823	$759	$724	$2,306	$3,339	$1,167,812

Non-accrual loans that have been subject to partial charge-offs totaled $0.5 million at December 31, 2021 and $0.4 million at December 31, 2020.  Loans secured by 1-4 family residential real estate properties in the process of foreclosure totaled $0.2 million at December 31, 2021 and $0.4 million at December 31, 2020.  Foreclosure and repossession activities were temporarily suspended as a result of COVID-19 but resumed during the third quarter 2021. Management continues to conform to federal and state mandates relative to the foreclosure processes for both Federal Backed and Non-Federal Backed mortgages.  As a percentage of the loan portfolio, accruing loans past due 30 days or more increased to 0.31% at December 31, 2021 compared to 0.20% at December 31, 2020.

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

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
December 31, 2021
Individually evaluated for impairment	$—	$—	$28	$36	$—	$—	$64
Collectively evaluated for impairment	$6,032	$2,615	$2,432	$3,448	$934	$430	$15,891
Total ALL	$6,032	$2,615	$2,460	$3,484	$934	$430	$15,955
December 31, 2020
Individually evaluated for impairment	$4	$13	$—	$40	$—	$—	$57
Collectively evaluated for impairment	$5,539	$2,326	$2,584	$5,110	$370	$500	$16,429
Total ALL	$5,543	$2,339	$2,584	$5,150	$370	$500	$16,486

The evaluation of the need and amount of a specific allocation of the ALL and whether a loan can be removed from impairment status is made on a quarterly basis.

The following table presents impaired loans by class, at December 31, 2021 and December 31, 2020, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
(in thousands)	Recorded Investment	Related Allowances	Recorded Investment	Recorded Investment	Unpaid Principal Balance
December 31, 2021
Commercial real estate
Non owner-occupied	$—	$—	$106	$106	$106
All other CRE	—	—	2,259	2,259	2,259
Acquisition and development
1-4 family residential construction	—	—	239	239	239
All other A&D	—	—	390	390	1,599
Commercial and industrial	90	28	—	90	2,304
Residential mortgage
Residential mortgage - term	344	31	1,897	2,241	2,302
Residential mortgage – home equity	46	5	357	403	422
Consumer	—	—	—	—	—
Total impaired loans	$480	$64	$5,248	$5,728	$9,231
December 31, 2020
Commercial real estate
Non owner-occupied	$111	$4	$8	$119	$119
All other CRE	—	—	3,211	3,211	3,211
Acquisition and development
1-4 family residential construction	—	—	266	266	266
All other A&D	276	13	300	576	1,724
Commercial and industrial	—	—	—	—	2,214
Residential mortgage
Residential mortgage - term	936	34	1,910	2,846	3,031
Residential mortgage – home equity	76	6	339	415	447
Consumer	—	—	26	26	51
Total impaired loans	$1,399	$57	$6,060	$7,459	$11,063

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

Activity in the ALL is presented for the years ended December 31, 2021 and December 31, 2020:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
ALL balance at January 1, 2021	$5,543	$2,339	$2,584	$5,150	$370	$500	$16,486
Charge-offs	(14)	(85)	(2)	(141)	(396)	—	(638)
Recoveries	—	175	513	66	170	—	924
Provision	503	186	(635)	(1,591)	790	(70)	(817)
ALL balance at December 31, 2021	$6,032	$2,615	$2,460	$3,484	$934	$430	$15,955
ALL balance at January 1, 2020	$2,882	$3,674	$1,341	$3,828	$312	$500	$12,537
Charge-offs	—	(1,172)	(232)	(217)	(341)	—	(1,962)
Recoveries	69	37	151	83	170	—	510
Provision	2,592	(200)	1,324	1,456	229	—	5,401
ALL balance at December 31, 2020	$5,543	$2,339	$2,584	$5,150	$370	$500	$16,486

The ALL is based on estimates, and actual losses will vary from current estimates.  The granularity of the homogeneous pools and the related historical loss ratios and other qualitative factors, as well as the consistency in the application of assumptions, result in an ALL that is representative of the risk found in the components of the portfolio at any given date.

The following table presents the average recorded investment in impaired loans and related interest income recognized for the years ended December 31, 2021 and 2020:

	2021			2020
(in thousands)	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis
Commercial real estate
Non owner-occupied	$2,836	$12	$—	$131	$9	$—
All other CRE	2,840	118	94	3,203	144	—
Acquisition and development
1-4 family residential construction	252	11	—	278	12	—
All other A&D	557	9	—	6,709	12	1
Commercial and industrial	18	—	—	16	—	—
Residential mortgage
Residential mortgage - term	2,561	70	5	2,593	82	—
Residential mortgage – home equity	439	—	—	604	—	4
Consumer	14	—	—	20	—	—
Total	$9,517	$220	$99	$13,554	$259	$5

In the normal course of business, the Bank modifies loan terms for various reasons. These reasons may include as a retention strategy to compete in the current interest rate environment, and to re-amortize or extend a loan term to better match the loan’s payment stream with the borrower’s cash flows. A modified loan is considered to be a TDR when the Bank has determined that the borrower is troubled (i.e. experiencing financial difficulties) and a concession has been granted. The Bank evaluates the probability that the borrower will be in payment default on any of its debt in the foreseeable future without modification. To make this determination, the Bank performs a global financial review of the borrower and loan guarantors to assess their current ability to meet their financial obligations. See Note 3 for more details on loan modifications and the CARES Act.

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

There were 12 loans totaling $3.3 million and 14 loans totaling $4.0 million that were classified as TDRs at December 31, 2021 and December 31, 2020, respectively. The following table presents the volume and recorded investment at the time of modification of TDRs by class and type of modification that occurred during the periods indicated:

	Temporary Rate Modification		Extension of Maturity		Modification of Payment and Other Terms
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
For the year ended December 31, 2021
Commercial real estate
Non owner-occupied	—	$—	1	$109	—	$—
All other CRE	—	—	—	—	—	—
Acquisition and development
1-4 family residential construction	—	—	—	—	—	—
All other A&D	—	—	1	202	—	—
Commercial and industrial	—	—	—	—	—	—
Residential mortgage
Residential mortgage – term	—	—	2	299	—	—
Residential mortgage – home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	—	$—	4	$610	—	$—
For the year ended December 31, 2020
Commercial real estate
Non owner-occupied	—	$—	—	$—	—	$—
All other CRE	—	—	—	—	1	2,226
Acquisition and development
1-4 family residential construction	—	—	—	—	—	—
All other A&D	—	—	2	430	—	0
Commercial and industrial	—	—	—	—	—	—
Residential mortgage
Residential mortgage – term	1	46	2	457	3	356
Residential mortgage – home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	1	$46	4	$887	4	$2,582

During the years ended December 31, 2021 and 2020, there were no payment defaults. Also, there were no additional funds committed to be advanced in connection with TDRs at December 31, 2021 or 2020.

10. Other Real Estate Owned

The following table presents the components of OREO, net of related valuation allowance, as of December 31, 2021 and 2020:

(in thousands)	2021	2020
Commercial real estate	$—	$945
Acquisition and development	4,477	8,441
Residential mortgage	—	—
Total OREO	$4,477	$9,386

The following table presents the activity in the OREO valuation allowance for the years ended December 31, 2021 and 2020:

(in thousands)	2021	2020
Balance January 1	$1,010	$1,790
Fair value write-down	59	116
Sales of OREO	(616)	(896)
Balance December 31	$453	$1,010

The following table presents the components of OREO expenses, net, for the years ended December 31, 2021 and 2020:

(in thousands)	2021	2020
Gains on real estate, net	$(1,372)	$(130)
Fair value write-down	59	116
Expenses, net	420	184
Rental and other income	(52)	(159)
Total OREO (income)/ expenses, net	$(945)	$11

11. Premises and Equipment

The following table presents the components of premises and equipment at December 31, 2021 and 2020:

(in thousands)	2021	2020
Land	$6,953	$6,953
Land Improvements	1,499	1,411
Premises	34,685	34,701
Furniture and Equipment	18,925	18,113
	62,062	61,178
Less accumulated depreciation	(27,365)	(24,315)
Total	$34,697	$36,863

The Corporation recorded depreciation expense of $3.3 million for each of the years ended December 31, 2021 and 2020.

12. Leases

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

The following table represents the Consolidated Statements of Financial Condition classification of the Corporation’s ROU assets and lease liabilities. The Corporation elected not to include short-term leases (i.e., leases with remaining terms of 12 months or less), or equipment leases that were deemed immaterial on the Consolidated Statement of Financial Condition.

(in thousands)	December 31, 2021	December 31, 2020
Lease Right-of Use Assets
Operating lease right-of-use assets	$2,247	$2,408
Lease Liabilities
Operating lease liabilities	$2,761	$2,958

In calculating the present value of the lease payments, the Corporation has utilized its incremental borrowing rate based on electing the original lease term to account for each lease component.

The following table presents the weighted-average lease term and discount rate for operating leases at December 31, 2021:

	December 31, 2021	December 31, 2020
Weighted-average remaining lease term
Operating leases	6.89 years	7.77 years
Weighted-average discount rate
Operating leases	5.03%	5.06%

The Corporation elected, for all classes of underlying assets, to separate lease and non-lease components. Total operating lease expense was $0.5 million for the year ended December 31, 2021 and December 31, 2020.  Short-term lease expense was $20 thousand for the year ended December 31, 2021 and December 31, 2020.

Future minimum payments for operating leases with initial or remaining terms of one year or more at December 31, 2021 were as follows:

(in thousands)	Amount
2022	$518
2023	457
2024	457
2025	457
2026	403
Thereafter	1,005
Total future minimum lease payments	3,297
Amounts representing interest	(536)
Present value of net future minimum lease payments	$2,761

13. Deposits

Time deposits that exceed the FDIC insurance limit of $250,000 at December 31, 2021 and 2020 were $44.6 million and $68.6 million, respectively.  At December 31, 2021 and 2020, $0.9 million and $0.2 million of deposit overdrafts were re-classified as loans respectively.

The following is a summary of the scheduled maturities of all time deposits maturing within years ended  December 31:

(In thousands)	Amount
2022	$110,012
2023	24,081
2024	22,793
2025	4,428
2026	1,836
Thereafter	79
Total	$163,229

In the ordinary course of business, executive officers and directors of the Corporation, including their families and companies in which certain directors are principal owners, were deposit customers of the Bank. At December 31, 2021, executive officers and directors had approximately $11.4 million in deposits with the Bank compared to $11.2 million at December 31, 2020.

14. Borrowed Funds

The following is a summary of short-term borrowings at December 31, 2021 and 2020 with original maturities of less than one year:

(Dollars in thousands)	2021	2020
Securities sold under agreements to repurchase:
Outstanding at end of year	$57,699	$49,160
Weighted average interest rate at year end	0.15%	0.19%
Maximum amount outstanding as of any month end	$72,396	$55,290
Average amount outstanding	$57,697	$46,519
Approximate weighted average rate during the year	0.15%	0.20%

Repurchase agreements were secured by $69.3 million in investment securities at December 31, 2021 and $68.3 million at December 31, 2020.

In March 2004, Trust I and Trust II issued preferred securities with an aggregate liquidation amount of $30.0 million to third-party investors and issued common equity with an aggregate liquidation amount of $0.9 million to First United Corporation. These Trusts used the proceeds of these offerings to purchase an equal amount of TPS Debentures, as follows:

$20.6 million—floating rate payable quarterly based on three-month LIBOR plus 275 basis points (2.97% at December 31, 2021), maturing in 2034, became redeemable five years after issuance at First United Corporation’s option.

$10.3 million--floating rate payable quarterly based on three-month LIBOR plus 275 basis points (2.97% at December 31, 2021) maturing in 2034, became redeemable five years after issuance at First United Corporation’s option.

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

The following is a summary of long-term borrowings at December 31, 2021 and 2020 with original maturities exceeding one year:

(In thousands)	2021	2020
FHLB advances, 0.00% at December 31, 2021 and bearing fixed interest rates ranging from 1.37% to 2.90% at December 31, 2020	$—	$70,000
Junior subordinated debt	30,929	30,929
Total long-term debt	$30,929	$100,929

The contractual maturities of long-term borrowings at December 31, 2021 are as follows:

2021
	Fixed	Floating
(in thousands)	Rate	Rate	Total
Due in 2022	—	—	—
Due in 2023	—	—	—
Due in 2024	—	—	—
Due in 2025	—	—	—
Due in 2026	—	—	—
Thereafter	—	30,929	30,929
Total long-term debt	$—	$30,929	$30,929

The Bank has a borrowing capacity agreement with the FHLB in an amount equal to 30% of the Bank’s assets. The available line of credit equaled $520.1 million at December 31, 2021 and $515.2 million at December 31, 2020. This line of credit, which can be used for both short and long-term funding, can only be utilized to the extent of available collateral. The line is secured by certain qualified mortgage, commercial and home equity loans as follows (in thousands):

1-4 family mortgage loans	$125,428
Commercial loans	38,174
Multi-family loans	8,522
Home equity loans	19,456
$191,580

At December 31, 2021, $188.2 million was available for additional borrowings.

The Bank also has various unsecured lines of credit totaling $130.0 million with various financial institutions and a $1.0 million secured line with the Federal Reserve to meet daily liquidity requirements. At December 31, 2021 and 2020, there were no borrowings under these credit facilities.

Repurchase Agreements - The Bank has retail repurchase agreements with customers within its local market areas. Repurchase agreements generally have maturities of one to four days from the transaction date. These borrowings are collateralized with securities that we own and are held in safekeeping at independent correspondent banks.

FHLB Advances - During 2021, the Company prepaid the $70.0 million of FHLB advances for a prepayment penalty of $2.4 million

15. Goodwill and Other Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets and goodwill are presented at December 31, 2021 and 2020 in the following table:

	December 31, 2021				December 31, 2020
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life

Amortizing intangible assets:
Other intangibles	$1,048	$—	$1,048	5 years	$—	$—	$—

Goodwill	$11,004		$11,004		$11,004		$11,004

The following table presents the estimated future amortization expense for amortizing intangible assets within the years ending December 31:

(in thousands)	Amount
2022	$210
2023	210
2024	210
2025	209
2026	209

Total amortizing intangible assets	$1,048

16. Accumulated Other Comprehensive Loss (“AOCL”)

The following table presents the changes in each component of accumulated other comprehensive loss for the years ended December 31, 2021 and 2020:

(in thousands)	Investment securities- with OTTI AFS	Investment securities- all other AFS	Investment securities- HTM	Cash Flow Hedge	Pension Plan	SERP	Total
Accumulated OCL, net:
Balance - January 1, 2020	$(2,542)	$(853)	$(899)	$(85)	$(20,417)	$(1,175)	$(25,971)
Other comprehensive income/(loss) before reclassifications	(587)	1,291	—	(869)	(3,262)	(625)	(4,052)
Amounts reclassified from accumulated other comprehensive loss	(148)	(463)	584	—	1,049	138	1,160
Balance - December 31, 2020	$(3,277)	$(25)	$(315)	$(954)	$(22,630)	$(1,662)	$(28,863)
Other comprehensive income/(loss) before reclassifications	2,475	(5,611)	—	635	3,431	(521)	409
Amounts reclassified from accumulated other comprehensive loss	(147)	(113)	181	—	1,091	128	1,140
Balance - December 31, 2021	$(949)	$(5,749)	$(134)	$(319)	$(18,108)	$(2,055)	$(27,314)

The following tables present the components of other comprehensive loss for the years ended December 31, 2021 and 2020:

Components of Other Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the year ended December 31, 2021
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$3,379	$(904)	$2,475
Less: accretable yield recognized in income	201	(54)	147
Net unrealized gains on investments with OTTI	3,178	(850)	2,328
Available for sale securities – all other:
Unrealized holding losses	(7,661)	2,050	(5,611)
Less: gains recognized in income	154	(41)	113
Net unrealized losses on all other AFS securities	(7,815)	2,091	(5,724)
Held to maturity securities:
Unrealized holding gains	—	—	—
Less: amortization recognized in income	(247)	66	(181)
Net unrealized gains on HTM securities	247	(66)	181
Cash flow hedges:
Unrealized holding gains	867	(232)	635
Less: amortization recognized in income	—	—	—
Net unrealized gains on cash flow hedges	867	(232)	635
Pension Plan:
Unrealized net actuarial gain	4,684	(1,253)	3,431
Less: amortization of unrecognized loss	(1,490)	399	(1,091)
Less: amortization of prior service costs	—	—	—
Net pension plan liability adjustment	6,174	(1,652)	4,522
SERP:
Unrealized net actuarial loss	(711)	190	(521)
Less: amortization of unrecognized loss	(175)	47	(128)
Less: amortization of prior service costs	—	—	—
Net SERP liability adjustment	(536)	143	(393)
Other comprehensive income	$2,115	$(566)	$1,549

Components of Other Comprehensive Loss (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the year ended December 31, 2020
Available for sale (AFS) securities with OTTI:
Unrealized holding losses	$(803)	$216	$(587)
Less: accretable yield recognized in income	202	(54)	148
Net unrealized losses on investments with OTTI	(1,005)	270	(735)
Available for sale securities – all other:
Unrealized holding gains	1,765	(474)	1,291
Less: gains recognized in income	632	(169)	463
Net unrealized losses on all other AFS securities	1,133	(305)	828
Held to maturity securities:
Unrealized holding gains	—	—	—
Less: amortization recognized in income	(798)	214	(584)
Net unrealized gains on HTM securities	798	(214)	584
Cash flow hedges:
Unrealized holding losses	(1,187)	318	(869)
Less: amortization recognized in income	—	—	—
Net unrealized losses on cash flow hedges	(1,187)	318	(869)
Pension Plan:
Unrealized net actuarial loss	(4,456)	1,194	(3,262)
Less: amortization of unrecognized loss	(1,433)	384	(1,049)
Net pension plan liability adjustment	(3,023)	810	(2,213)
SERP:
Unrealized net actuarial loss	(854)	229	(625)
Less: amortization of unrecognized loss	(188)	50	(138)
Less: amortization of prior service costs	—	—	—
Net SERP liability adjustment	(666)	179	(487)
Other comprehensive loss	$(3,950)	$1,058	$(2,892)

The following tables present the details of accumulated other comprehensive loss components for the years ended December 31, 2021 and 2020:

Details of Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement
(in thousands)	2021	Where Net Income is Presented
Net unrealized losses on investment securities with OTTI:
Accretable Yield	$201	Interest income on taxable investment securities
Taxes	(54)	Provision for income tax expense
	$147	Net of tax
Net unrealized gains on available for sale investment securities - all other:
Gains on sales	$154	Net gains
Taxes	(41)	Provision for income tax expense
	$113	Net of tax
Net unrealized gains on held to maturity investment securities:
Amortization	$(247)	Interest income on taxable investment securities
Taxes	66	Provision for income tax expense
	$(181)	Net of tax
Net pension plan liability adjustment:
Amortization of unrecognized loss	$(1,490)	Other expense
Taxes	399	Provision for income tax expense
	$(1,091)	Net of tax
Net SERP liability adjustment:
Amortization of unrecognized loss	$(175)	Other expense
Taxes	47	Provision for income tax expense
	$(128)	Net of tax
Total reclassifications for the period	$(1,140)	Net of tax

Details of Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement
(in thousands)	2020	Where Net Income is Presented
Net unrealized gains on investment securities with OTTI:
Accretable Yield	$202	Interest income on taxable investment securities
Taxes	(54)	Provision for income tax expense
	$148	Net of tax
Net unrealized losses on available for sale investment securities - all other:
Gains on sales	$632	Net gains
Taxes	(169)	Provision for income tax expense
	$463	Net of tax
Net unrealized gains on held to maturity investment securities:
Amortization	$(798)	Interest income on taxable investment securities
Taxes	214	Provision for income tax expense
	$(584)	Net of tax
Net pension plan liability adjustment:
Amortization of unrecognized loss	$(1,433)	Other expense
Taxes	384	Provision for income tax expense
	$(1,049)	Net of tax
Net SERP liability adjustment:
Amortization of unrecognized loss	$(188)	Other expense
Taxes	50	Provision for income tax expense
	$(138)	Net of tax
Total reclassifications for the period	$(1,160)	Net of tax

17. Income Taxes

The provision for income taxes consists of the following for the years ended December 31, 2021 and 2020:

(In thousands)	2021	2020
Current Tax expense:
Federal	$4,164	$1,957
State	1,825	1,463
	$5,989	$3,420
Deferred tax expense:
Federal	$420	$772
State	130	(245)
	$550	$527
Income tax expense for the year	$6,539	$3,947

The reconciliation between the statutory federal income tax rate and effective income tax rate for the years ended December 31, 2021 and 2020 is as follows:

	2021	2020
Federal statutory rate	21.0%	21.0%
Tax-exempt income on securities and loans	(1.0)	(1.3)
Tax-exempt BOLI income	(1.0)	(1.5)
State income tax, net of federal tax benefit	6.0	5.1
Tax credits	(0.2)	(1.2)
Other	0.1	0.1
	24.9%	22.2%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation’s temporary differences as of December 31, 2021 and 2020 are as follows:

(In thousands)	2021	2020
Deferred tax assets:
Allowance for loan losses	$4,269	$4,417
Deferred fees	88	490
Deferred compensation	1,125	1,019
Federal and state tax loss carry forwards	2,966	2,743
Unrealized loss on investment securities	2,264	1,089
SERP	2,829	2,626
Pension	—	515
Lease liability	547	569
Low income housing	670	647
Other than temporary impairment on investment securities	601	643
Derivative contract	121	353
Other real estate owned	121	271
Other	87	115
Total deferred tax assets	15,688	15,497
Valuation allowance	(2,966)	(2,743)
Total deferred tax assets less valuation allowance	12,722	12,754
Deferred tax liabilities:
Goodwill and other intangibles	(2,801)	(2,805)
Lease right-of-use asset	(508)	(545)
Pension	(1,275)	—
Depreciation	(1,152)	(1,380)
Other	(129)	(52)
Total deferred tax liabilities	(5,865)	(4,782)
Net deferred tax assets	$6,857	$7,972

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

At December 31, 2021, the Corporation had Maryland net operating losses (“NOLs”) and other MD carryforwards of $45.5 million for which a deferred tax asset of $3.0 million has been recorded. There has been and continues to be a full valuation allowance on these NOLs based on management’s belief that it is more likely than not that these NOLs will not be realized prior to the expiration of their carry-forward periods because the Corporation will not generate sufficient taxable income in the future to fully utilize the NOLs. The valuation allowance was $3.0 million at December 31, 2021 and $2.7 million at December 31, 2020.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states jurisdictions. The 2018-2020 tax years remain open under the standard statute of limitations. Also, with few exceptions, the Company is no longer subject to state income tax examinations for tax years before 2018.

Any interest and penalties on income tax assessments or income tax refunds are recognized in the Consolidated Statements of Income as a components of interest expense (income) and other operating expense. There were no amounts of accrued tax-related interest and penalties at December 31, 2021 and 2020. Furthermore, there were no net interest and penalties related to unrecognized tax benefits for the periods presented.

18. Equity Compensation Plan

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

Pursuant to First United Corporation’s director compensation policy, each director receives an annual retainer of 1,000 shares of First United Corporation common stock, plus $10,000 to be paid, at the director’s election, in cash or additional shares of common stock. In June 2020, a total of 13,160 fully vested shares of common stock were issued to directors, which had a grant date fair market value of $14.52 per share. In July 2020, a total of 916 fully vested shares of common stock were issued to a new director, which had a grant date fair market value of $11.22 per share.  In January 2021, a total of 1,202 fully vested shares were issued to two new directors, which had a grant date fair market value of $16.66 per share.  In May 2021, a total of 12,726 fully vested shares of common stock were issued to directors, which had a grant date fair value of $18.50 per share.  Director stock compensation expense was $250,575 for the year ended December 31, 2021 and $220,598 for the year ended December 31, 2020.

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

The RSUs granted to each of the foregoing officers consist of (a) a performance vesting award for a three year performance period and (b) a time-vesting award that will vest ratably over a three year period. Target performance levels were set based on the annual budget which supports the Corporation’s long-term objective of achieving high performance as compared to peers. Threshold performance is the minimum level of acceptable performance as defined by the Committee and maximum performance represented a level potentially achievable under ideal circumstances. Achievement of the threshold performance level would result in each executive participant earning a payout at 50% of his or her respective target award opportunity. Achievement of the target performance level would result in the executive participant earning the target award and achievement at or above the maximum performance level would result in the executive participant earning 150% of the target opportunity. Actual results for any goal that falls between performance levels would be interpolated to calculate a proportionate award. For the performance period ending December 31, 2021, the RSUs’ performance goal is based on earnings per share for the year ending December 31, 2021. For the performance period ending December 31, 2022, the RSUs performance goals are based on earnings per share for the year ending December 31, 2022 and growth in tangible book value per share during the performance period. For the performance period ending December 31, 2023, the RSUs performance goals are based on earnings per share for the year ending December 31, 2023 and growth in tangible book value per share during the performance period.

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

In the first quarter of 2020, RSUs were granted relating to 9,791 performance vesting shares (target level) for 2019 LTIP plan for the performance period ending December 31, 2021 and 10,143 performance vesting shares and 5,070 time vesting shares (target level) for 2020 LTIP plan for the performance period ending December 31, 2022, which had a grant date fair market value of $12.54 per share of common stock underlying each RSU.  The 2020 plan has a performance period for the performance-vesting RSUs of three years ending December 31, 2022 and the time-vesting RSUs will vest ratably over a three year period that began on March 26, 2021.  On March 26, 2021, 1,690 of the 5,070 time vesting shares were issued to participants.  Stock compensation expense was $98,842 and $124,970 for the years ended 2021 and 2020, respectively.  Unrecognized compensation expense at December 31, 2021 related to unvested RSUs was $89,710.

In May 2021, RSUs relating to 7,389 performance vesting shares and 3,693 time vesting shares (target level) for plan year 2021 were granted, which had a grant date fair market value of $17.93 per share of common stock underlying each RSU.  The performance period for the performance-vesting RSUs is the three year period ending December 31, 2023.  The time-vesting RSUs will vest ratably over a three year period beginning on May 5, 2022. Stock compensation expense was $44,190 for the year ended December 31, 2021.  Unrecognized compensation expense as of December 31, 2021 related to unvested units was $154,664.

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

In January 2019, the Board approved discretionary contributions to four participants totaling $123,179. The contributions had a two year vesting period that ended on December 31, 2020. In January 2020, the Board of Directors of First United Corporation approved discretionary contributions to four participants totaling $126,058. The Corporation recorded $63,029 of related compensation expense for the year ended December 31, 2021 and $63,029 for the year ended December 31, 2020. In January 2021, the Board of Directors approved discretionary contributions to three participants totaling $101,257. The Corporation recorded $50,628 of related compensation expense for 2021 related to these contributions. Each discretionary contribution has a two year vesting period.

The following tables summarize benefit obligation and funded status, plan asset activity, components of net pension cost, and weighted average assumptions for the Pension Plan and the Defined Benefit SERP:

	Pension		Defined Benefit SERP
(in thousands)	2021	2020	2021	2020
Change in Benefit Obligation
Obligation at the beginning of the year	$57,898	$50,995	$9,614	$8,647
Service cost	154	225	168	135
Interest cost	1,421	1,624	238	236
Change in discount rate and mortality assumptions	(2,583)	5,971	—	—
Actuarial losses	168	1,157	711	862
Benefits paid	(2,127)	(2,074)	(336)	(266)
Obligation at the end of the year	54,931	57,898	10,395	9,614
Change in Plan Assets
Fair value at the beginning of the year	55,971	50,829	—	—
Actual return on plan assets	5,852	6,216	—	—
Employer contribution	—	1,000	336	266
Benefits paid	(2,127)	(2,074)	(336)	(266)
Fair value at the end of the year	59,696	55,971	—	—
Funded/(Unfunded) Status	$4,765	$(1,927)	$(10,395)	$(9,614)

	Pension		Defined Benefit SERP
(in thousands)	2021	2020	2021	2020
Components of Net Pension Cost
Service cost	$154	$225	$168	$135
Interest cost	1,421	1,624	238	236
Expected return on assets	(3,569)	(3,548)	—	—
Amortization of recognized loss	1,490	1,433	175	188
Amortization of prior service cost	—	—	(2)	(3)
Net pension (income)/expense in employee benefits	$(504)	$(266)	$579	$556
Weighted Average Assumptions used to determine benefit obligations:
Discount rate for benefit obligations	2.85%	2.50%	2.80%	2.52%
Discount rate for net pension cost	2.50%	3.25%	—	—
Expected long-term return on assets	6.50%	7.00%	—	—
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%

The accumulated benefit obligation for the Pension Plan was $51.1 million and $54.0 million at December 31, 2021 and 2020, respectively. The accumulated benefit obligation for the Defined Benefit SERP was $9.1 million and $8.7 million at December 31, 2021 and 2020, respectively.

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

Asset Class	Normalized Target	Range
Cash	1%	0% - 20%
Fixed Income	40%	30% - 50%
Equities	59%	45% - 65%

Decisions regarding tactical adjustments within the above noted ranges for asset classes are based on a top down review of factors expected to have material impact on the risk and reward dynamics of the portfolio as a whole. Such factors include, but are not limited to, the following:

●	Anticipated domestic and international economic growth as a whole;
●	The position of the economy within its longer term economic cycle; and
●	The expected impact of economic vitality, cycle positioning, financial market risks, industry/demographic trends and political forces on the various market sectors and investment styles.

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

At December 31, 2021 and 2020, the value of Pension Plan investments was as follows:

December 31, 2021			Fair Value Hierarchy
(Dollars in thousands)	Assets at Fair Value	% of Portfolio	Level 1	Level 2
Cash and cash equivalents	$763	1.3%	$763	$—
Fixed income securities:
U.S. Government and Agencies	125	0.2%	—	125
Taxable municipal bonds and notes	5,290	8.9%	—	5,290
Corporate bonds and notes	8,451	14.2%	—	8,451
Preferred stock	960	1.6%	—	960
Fixed income mutual funds	9,260	15.5%	9,260	—
Total fixed income	24,086	40.3%	9,260	14,826
Equities:
Large Cap	27,575	46.2%	27,575	—
Mid Cap	2,052	3.4%	2,052	—
Small Cap	39	0.1%	39	—
International	5,181	8.7%	5,181	—
Total equities	34,847	58.4%	34,847	—
Total market value	$59,696	100.0%	$44,870	$14,826
Note: The Large cap equities includes 194,124 shares of First United Corporation common stock at December 31, 2021 and 2020

December 31, 2020			Fair Value Hierarchy
(Dollars in thousands)	Assets at Fair Value	% of Portfolio	Level 1	Level 2
Cash and cash equivalents	$2,312	4.1%	$2,312	$—
Fixed income securities:
U.S. Government and Agencies	298	0.6%	—	298
Taxable municipal bonds and notes	4,215	7.5%	—	4,215
Corporate bonds and notes	10,681	19.1%	—	10,681
Preferred stock	973	1.7%	—	973
Fixed income mutual funds	6,256	11.2%	6,256	—
Total fixed income	22,423	40.1%	6,256	16,167
Equities:
Large Cap	24,886	44.5%	24,886	—
Mid Cap	1,511	2.7%	1,511	—
Small Cap	477	0.8%	477	—
International	4,362	7.8%	4,362	—
Total equities	31,236	55.8%	31,236	—
Total market value	$55,971	100.0%	$39,804	$16,167

As of December 31, 2021, the 25-year average return on pension portfolio assets was 7.21%, exceeding the expected long-term return of 6.50% utilized for 2021.  Considering that future equity returns are partially a function of current starting valuations and the general level of interest rates, return expectations and forecasts by the majority of market analysts have been lowered. With equity valuations that have exceeded pre-pandemic highs, elevated inflation, and the prospect of policy normalization going forward, it is considered appropriate to maintain the forward expected long-term rate of return at 6.50%.

Estimated cash flows related to expected future benefit payments from the Pension Plan and Defined Benefit SERP are as follows:

(In thousands)	Pension Plan	Defined Benefit SERP
2022	$2,166	$336
2023	2,237	336
2024	2,341	336
2025	2,385	336
2026	2,517	530
2027-2031	13,320	2,934

First United Corporation made no contributions to the Pension Plan in 2021 and contributed $1.0 million in 2020. First United Corporation will continue to evaluate future annual contributions to the Pension Plan based upon its funded status and an evaluation of the future benefits to be provided thereunder. The Bank expects to fund the annual projected benefit payments for the Defined Benefit SERP from operations.

The estimated costs that will be amortized from accumulated other comprehensive loss into net periodic pension cost during the next fiscal year are as follows:

(In thousands)	Pension	Defined Benefit SERP
Net actuarial loss	1,117	271
	$1,117	$271

20. 401(k) Profit Sharing Plan

In furtherance of First United Corporation’s belief that every employee should have the ability to accrue retirement benefits, it adopted the 401(k) Profit Sharing Plan, which is available to all employees, including executive officers. Employees are automatically entered in the plan on the first of the month following completion of 30 days of service to First United Corporation and/or its subsidiaries. Employees have the opportunity to opt out of participation or change their deferral amounts under the plan at any time. In addition to contributions by participants, the plan contemplates employer matching and the potential of discretionary contributions to the accounts of participants. First United Corporation believes that matching contributions encourage employees to participate and thereby plan for their post-retirement financial future. Beginning with the 2008 plan year, First United Corporation enhanced the match formula to 100% on the first 1% of salary reduction and 50% on the next 5% of salary reduction. This match is accrued for all participants, including executive officers, immediately upon entering the plan on the first day of the month following the completion of 30 days of employment. The employee must be a plan participant and be actively employed on the last day of the plan year to share in the employer matching contribution, except in the case of death, disability or retirement of the participant. Additionally, First United Corporation accrued a non-elective employer contribution during 2021 for all employees other than employees who participate in the Defined Benefit SERP and Defined Contribution SERP and those employees meeting the age plus service requirement in the Pension Plan equal to 4.0% of each employee’s salary, and 0.05% of each employee’s salary hired before January 1, 2010, which will be paid in the first quarter of 2022. Expense charged to operations for the 401(k) Plan was $1.2 million in 2021 and $1.1 million in 2020.

21. Federal Reserve Requirements

The Bank is required to maintain cash reserves with the Federal Reserve Bank of Richmond based on specified deposit liabilities. Effective March 26, 2020, the Federal Reserve Board reduced reserve requirement ratios to 0%. This action eliminated reserve requirements for all depository institutions.

22. Contractual Obligations, Commitments and Contingent Liabilities

Contractual Obligations

The Corporation enters into contractual obligations in the normal course of business. Among these obligations are FHLB advances and junior subordinated debentures, operating lease agreements for banking and subsidiaries’ offices, and for data processing and telecommunications equipment.  At December 31, 2021, no large capital obligations are anticipated.

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

Commitments to extend credit in the form of consumer, commercial and business as of December 31, 2021 and December 31, 2020 are as follows:

(In thousands)	2021	2020
Residential Mortgage - home equity	$66,874	$59,615
Residential Mortgage - construction	18,657	12,220
Commercial	136,897	125,294
Consumer - personal credit lines	4,551	4,314
Standby letters of credit	15,711	17,675
Total	$242,690	$219,118

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

The fair value of investments available-for-sale is determined using a market approach. At December 31, 2021 and 2020, the U.S. Government agencies and treasuries, residential and commercial mortgage-backed securities, and municipal bonds segments are classified as Level 2 within the valuation hierarchy. Their fair values were determined based upon market-corroborated inputs and valuation matrices, which were obtained through third party data service providers or securities brokers through which we have historically transacted both purchases and sales of investment securities.

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

Equity Investment- Equity investments included in the table below are considered impaired with losses recognized on the income statement in net gains.  Fair value of the equity investment was based on an independent third-party valuation report where the value was determined based on the revenue multiples of like kind information technology businesses.  These assets are included as Level 3 fair values based upon the lowest level of input that is significant to the fair value measurements.

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

For assets and liabilities measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2021 and 2020 are as follows:

		Fair Value Measurements at
		December 31, 2021 Using
		(In Thousands)
	Assets & Liabilities Measured at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	12/31/21	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$67,169		$67,169
Residential mortgage-backed agencies	$48,661		$48,661
Commercial mortgage-backed agencies	$50,868		$50,868
Collateralized mortgage obligations	$90,077		$90,077
Obligations of states and political subdivisions	$12,804		$12,804
Collateralized debt obligations	$17,192			$17,192
Financial derivative	$(453)		$(453)
Non-recurring:
Impaired loans	$408			$408
Equity investment	$590			$590
Other real estate owned	$349			$349

		Fair Value Measurements at
		December 31, 2020 Using
		(In Thousands)
	Assets & Liabilities Measured at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	12/31/20	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$76,433		$76,433
Residential mortgage-backed agencies	$22,899		$22,899
Commercial mortgage-backed agencies	$33,042		$33,042
Collateralized mortgage obligations	$70,637		$70,637
Obligations of states and political subdivisions	$10,614		$10,614
Collateralized debt obligations	$13,260			$13,260
Financial derivative	$(1,320)		$(1,320)
Non-recurring:
Impaired loans	$1,465			$1,465
Other real estate owned	$913			$913

There were no transfers of assets between any of the levels of the fair value hierarchy for the years ended December 31, 2021 or December 31, 2020.

For Level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2021 and 2020, the significant unobservable inputs used in the fair value measurements were as follows:

(in thousands)	Fair Value at December 31, 2021	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:
Investment Securities – available for sale - CDO	$17,192	Discounted Cash Flow	Discount Rate	Libor + 3.25%
Non-recurring:
Impaired Loans	$408	Market Comparable Properties	Marketability Discount	10.0% to 15.0% (1) (weighted avg 13.2%)
Equity Investment	$590	Market Method	Revenue Multiples	2.8x
Other Real Estate Owned	$349	Market Comparable Properties	Marketability Discount	15.0%

(in thousands)	Fair Value at December 31, 2020	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:
Investment Securities – available for sale - CDO	$13,260	Discounted Cash Flow	Discount Rate	Libor+ 5.25%
Non-recurring:
Impaired Loans	$1,465	Market Comparable Properties	Marketability Discount	10.0% to 15.0% (1) (weighted avg 12.5%)
Other Real Estate Owned	$913	Market Comparable Properties	Marketability Discount	15.0%

(1)	Range would include discounts taken since appraisal and estimated values

The following tables show a reconciliation of the beginning and ending balances for fair valued assets measured using Level 3 significant unobservable inputs for the years ended December 31, 2021 and 2020:

Fair Value Measurements Using Significant
Unobservable Inputs
(Level 3)
(In Thousands)
Investment Securities Available for Sale
Beginning balance January 1, 2021	$13,260
Total gains/(losses) realized/unrealized:
Included in other comprehensive income	3,932
Ending balance December 31, 2021	$17,192

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

The following table presents fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value. The actual carrying amounts and estimated fair values of the Corporation’s financial instruments that are included in the statement of financial condition are as follows:

	December 31, 2021		Fair Value Measurements
	Carrying	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$109,823	$109,823	$109,823
Interest bearing deposits in banks	5,897	5,897	5,897
Investment securities - AFS	286,771	286,771		$269,579	$17,192
Investment securities - HTM	56,259	65,369		36,448	28,921
Restricted bank stock	1,029	1,029		1,029
Loans, net	1,137,440	1,122,671			1,122,671
Accrued interest receivable	4,821	4,821		4,821
Financial Liabilities:
Deposits – non-maturity	1,306,145	1,306,145		1,306,145
Deposits – time deposits	163,229	163,961		163,961
Financial derivative	453	453		453
Short-term borrowed funds	57,699	57,699		57,699
Long-term borrowed funds	30,929	31,085		31,085
Accrued interest payable	137	137		137
Off balance sheet financial instruments	—	—	—

	December 31, 2020		Fair Value Measurements
	Carrying	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$146,673	$146,673	$146,673
Interest bearing deposits in banks	2,759	2,759	2,759
Investment securities - AFS	226,885	226,885		$213,625	$13,260
Investment securities - HTM	68,263	77,612		49,442	28,170
Restricted bank stock	4,468	4,468		4,468
Loans, net	1,149,596	1,150,186			1,150,186
Accrued interest receivable	6,241	6,241		6,241
Financial Liabilities:
Deposits – non-maturity	1,194,140	1,194,140		1,194,140
Deposits – time deposits	228,226	231,241		231,241
Financial derivative	1,320	1,320		1,320
Short-term borrowed funds	49,160	49,160		49,160
Long-term borrowed funds	100,929	104,825		104,825
Accrued interest payable	391	391		391
Off balance sheet financial instruments	—	—		—

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

In March 2016, the Corporation entered into four interest rate swap contracts totaling $30.0 million notional amount, hedging future cash flows associated with floating rate trust preferred debt. As of December 31, 2021, $20.0 million notional amount remains.

The fair value of the interest rate swap contracts was $(0.5) million and $(1.3) million at December 31, 2021 and December 31, 2020, respectively.

For the year ended December 31, 2021, the Corporation recorded an increase in the value of the derivatives of $0.9 million and the related deferred tax of $0.2 million in net accumulated other comprehensive loss to reflect the effective portion of cash flow hedges. ASC Subtopic 815-30 requires the net accumulated other comprehensive loss to be reclassified to earnings if the hedge becomes ineffective or is terminated. There was no hedge ineffectiveness recorded for the year ended December 31, 2021. The Corporation does not expect any material losses relating to these hedges to be reclassified into earnings within the next 12 months.

Interest rate swap agreements are entered into with counterparties that meet established credit standards and the Corporation believes that the credit risk inherent in these contracts is not significant at December 31, 2021.

The table below discloses the impact of derivative financial instruments on the Corporation’s Consolidated Financial Statements for the years ended December 31, 2021 and December 31, 2020.

Derivative in Cash Flow Hedging Relationships

(In thousands)	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion) (1)	Amount of gain or (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing) (2)
Interest rate contracts:
December 31, 2021	$635	$—	$—
December 31, 2020	$(869)	$—	$—

Notes:

(1)	Reported as interest expense
(2)	Reported as other income

25. Revenue Recognition

ASC Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. ASC Topic 606 is applicable to noninterest revenue streams such as wealth management, including trust and brokerage services, service charges on deposit accounts, interchange fee income – debit card income and gains/losses on OREO sales. Noninterest revenue streams in-scope of ASC Topic 606 are discussed below.

Wealth Management – Trust and Brokerage

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

Other Service Charges

Fees, exchange, and other service charges are primarily comprised of ATM fees, loan servicing fees and other service charges. ATM fees are primarily generated when a Bank cardholder uses a non-Bank ATM or a non-Bank cardholder uses a Bank ATM.  Loan servicing fees are comprised of fees earned on servicing of loan portfolios sold to the secondary market.  Other service charges include revenue from processing wire transfers, bill pay service, cashier’s checks, and other services.   The Corporation’s performance obligation for fees, exchange, and other service charges are largely satisfied, and related revenue recognized, when the services are rendered or upon completion.

Interchange Fees – Debit and Credit Card Income

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of ASC Topic 606, for the years ended December 31, 2021 and 2020.

	Year Ended
	December 31,
(in thousands)	2021	2020
Noninterest income
In-scope of Topic 606:
Service charges on deposit accounts	$1,771	$1,929
Other service charges	909	699
Trust department	8,650	7,446
Debit card income	3,644	2,902
Brokerage commissions	1,082	1,004
Noninterest income (in-scope of Topic 606)	16,056	13,980
Noninterest income (out-of-scope of Topic 606)	3,463	1,809
Total Noninterest Income	$19,519	$15,789

26. Parent Company Only Financial Information

Condensed Statements of Financial Condition

	December 31,
(In thousands)	2021	2020
Assets
Cash	$200	$186
Investment securities- Available for Sale (at fair value)	15,816	12,198
Investment in bank subsidiary	154,405	150,895
Investment in non-bank subsidiaries	929	929
Other assets	7,566	7,082
Total Assets	$178,916	$171,290
Liabilities and Shareholders' Equity
Accrued interest and other liabilities	$5,094	$8,404
Dividends payable	993	910
Junior subordinated debt	30,929	30,929
Shareholders' equity	141,900	131,047
Total Liabilities and Shareholders' Equity	$178,916	$171,290

Condensed Statements of Income

	Year Ended
	December 31,
(In thousands)	2021	2020
Income:
Dividend income from bank subsidiary	$18,791	$7,328
Interest income on investments	479	603
Other income	1,740	61
Total other income	2,219	664
Total Income	21,010	7,992
Expenses:
Interest expense	1,264	1,354
Other expenses	6,346	3,607
Total Expenses	7,610	4,961
Income before income taxes and equity in undistributed net income of subsidiaries	13,400	3,031
Applicable income tax benefit	1,193	982
Net income before equity in undistributed net income of subsidiaries	14,593	4,013
Equity in undistributed net income of subsidiaries:
Bank	5,177	9,828
Net Income	$19,770	$13,841

Condensed Statements of Comprehensive Income

	Year Ended
	December 31,
Components of Comprehensive Income (in thousands)	2021	2020
Net Income	$19,770	$13,841
Unrealized losses on AFS Securities, net of tax	(749)	(3,330)
Unrealized gains/(losses) on cash flow hedges, net of tax	635	(869)
Other comprehensive loss, net of tax	(114)	(4,199)
Comprehensive income	$19,656	$9,642

Condensed Statements of Cash Flows

	Year Ended
	December 31,
(In thousands)	2021	2020
Operating Activities
Net Income	$19,770	$13,841
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(5,177)	(9,828)
Increase in other assets	(1,518)	(1,490)
(Decrease)/increase in accrued interest payable and other liabilities	(2,595)	3,286
Stock compensation	472	345
Net cash provided by operating activities	10,952	6,154
Financing Activities
Proceeds from issuance of common stock	211	198
Repurchase of common stock	(7,175)	(2,754)
Cash dividends on common stock	(3,974)	(3,646)
Net cash used in financing activities	(10,938)	(6,202)
Increase/(decrease) in cash and cash equivalents	14	(48)
Cash and cash equivalents at beginning of year	186	234
Cash and cash equivalents at end of year	$200	$186

Accumulated Other Comprehensive Loss

Components of Other Comprehensive Loss (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the year ended December 31, 2021
Available for Sale Securities:
Unrealized holding losses	$(1,022)	$273	$(749)
Cash flow hedges:
Unrealized holding gains	867	(232)	635
Other comprehensive loss	$(155)	$41	$(114)
For the year ended December 31, 2020
Available for Sale Securities:
Unrealized holding losses	$(4,548)	$1,218	$(3,330)
Cash flow hedges:
Unrealized holding losses	(1,187)	318	(869)
Other comprehensive loss	$(5,735)	$1,536	$(4,199)

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

An evaluation of the effectiveness of these disclosure controls and procedures as of December 31, 2021 was carried out under the supervision and with the participation of the Corporation’s management, including the PEO and the PFO. Based on that evaluation, the Corporation’s management, including the PEO and the PFO, has concluded that the Corporation’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of the Corporation’s internal control over financial reporting as of December 31, 2021. Management’s report on the Corporation’s internal control over financial reporting is included on the following page.

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

Management assessed the effectiveness of First United Corporation’s internal control over financial reporting as of December 31, 2021, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework (2013 Framework). Based on this assessment and on the foregoing criteria, management has concluded that, as of December 31, 2021, First United Corporation’s internal control over financial reporting is effective.

Dated:	March 25, 2022

/s/ Carissa L. Rodeheaver		/s/ Tonya K. Sturm
Carissa L. Rodeheaver, CPA		Tonya K. Sturm
Chairman of the Board, President		Senior Vice President and
And Chief Executive Officer		Chief Financial Officer
(Principal Executive Officer)		(Principal Financial Officer)

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not Applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Corporation has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) applicable to its principal executive officer, principal financial officer, principal accounting officer, or controller, or persons performing similar functions.  A copy of the Code of Ethics is available free of charge upon request to Mr. Jason B. Rush, Senior Vice President and Chief Operating Officer, First United Corporation, c/o First United Bank & Trust, 19 S. Second Street, Oakland, MD 21550. This Code of Ethics is also available on the Investor Relations page of the Corporation’s website at https://s25.q4cdn.com/317318878/files/doc_downloads/2022/01/Senior-Financial-Officer-Code-of-Business-Conduct-and-Ethics.pdf

All other information required by this item is incorporated herein by reference to the following sections of the Corporation’s definitive Proxy Statement for the 2022 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A (the “2022 Proxy Statement”):

●	Election of Directors (Proposal 1);
●	Continuing Directors;
●	Qualifications of Director Nominees and Current Directors;
●	Executive Officers;
●	Delinquent Section 16(a) Reports; and
●	Corporate Governance and Related Matters (under Committees of the Board - Audit Committee).

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the sections of the 2022 Proxy Statement entitled “Director Compensation” and “Executive Compensation”.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

At the 2018 Annual Meeting of Shareholders, the Corporation’s shareholders approved the First United Corporation 2018 Equity Compensation Plan (the “Equity Plan”), which authorizes the grant of stock options, stock appreciation rights, stock awards, dividend equivalents, and other stock-based awards. Subject to the anti-dilution provisions of the Equity Plan, the maximum number of shares for which awards may be granted to any one participant in any calendar year is 20,000 shares, without regard to whether an award is paid in cash or shares. The following table contains information as of December 31, 2021 regarding securities that are authorized for issuance under the Equity Plan:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	40,988	(1)	N/A	219,494	(2)
Equity compensation plans not approved by security holders	—		N/A	N/A
Total	40,988		N/A	219,494

Notes:

(1)	As of December 31, 2021, no options, warrants, or rights have been granted under the Equity Plan. Unexercised equity awards outstanding as of December 31, 2021 consist of time vesting and performance vesting restricted stock units (“RSUs”). The amounts shown in column (a) relate to outstanding performance vesting RSUs and assume that such RSUs will vest based on the achievement of the maximum performance levels applicable thereto. The amounts shown in column (a) would be 13,657 or 27,323 if only the RSUs’ threshold performance levels or target performance levels, respectively, were to be achieved.
(2)	The amounts shown in column (c) take into account 7,075 shares subject to time vesting RSUs that have been granted but have not yet vested.

All other information required by this item is incorporated herein by reference to the section of the 2022 Proxy Statement entitled “Beneficial Ownership of Common Stock by Principal Shareholders and Management”.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the sections of the 2022 Proxy Statement entitled “Certain Relationships and Related Transactions” and “Corporate Governance and Related Matters” (“Director Independence”).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section of the 2022 Proxy Statement entitled “Audit Fees and Services”.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1), (2) and (c)  Financial Statements.

Reports of Independent Registered Public Accounting Firms

Consolidated Statement of Financial Condition as of December 31, 2021 and 2020

Consolidated Statement of Income for the years ended December 31, 2021 and 2020

Consolidated Statement of Comprehensive Income for the years ended December 31, 2021 and 2020

Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2021 and 2020

Consolidated Statement of Cash Flows for the years ended December 31, 2021 and 2020

Notes to Consolidated Financial Statements for the years ended December 31, 2021 and 2020

(a)(3) and (b)  Exhibits.

The exhibits filed or furnished with this annual report are listed in the following Exhibit Index.

Exhibit	Description
3.1(i)	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to First United Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 1998)
3.1(ii)

Articles of Amendment to Articles of Amendment and Restatement of First United Corporation (incorporated by reference to Exhibit 3.1 to First United Corporation’s Current Report on Form 8-K filed on June 3, 2021

3.2

First United Corporation Bylaws as Amended and Restated on November 17, 2021 (incorporated by reference to Exhibit 3.1 to First United Corporation’s Current Report on Form 8-K filed on November 19, 2021.)

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
10.11

Form of Restricted Stock Unit Award Agreement (Performance-Vesting) (incorporated by reference to Exhibit 10.1 to First United Corporation’s Current Report on Form 8-K filed on March 27, 2020, Film No. 20747391)

10.12

Form of Restricted Stock Unit Award Agreement (Time-Vesting) (incorporated by reference to Exhibit 10.2 to First United Corporation’s Current Report on Form 8-K filed on March 27, 2020, Film No. 20747391)

10.13

Stock Purchase Agreement, dated as of April 16, 2021, by and between First United Corporation and Driver Opportunity Partners I LP (incorporated by reference to Exhibit 10.1 to First United Corporation’s Current Report on Form 8-K filed on April 19, 2021)

10.14

Cooperation and Settlement Agreement, dated as of April 16, 2021, by and between First United Corporation, Driver Opportunity Partners I LP and other parties named therein (incorporated by reference to Exhibit 10.2 to First United Corporation’s Current Report on Form 8-K filed on April 19, 2021)

21	Subsidiaries (filed herewith)
23.1	Consent of Crowe LLP, Independent Registered Public Accounting Firm (filed herewith)

23.2	Consent of Baker Tilly US, LLP, Independent Registered Public Accounting Firm (filed herewith)
31.1	Certifications of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
31.2	Certifications of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	The cover page of First United Corporation’s Annual Report on Form 10K for the year ended December 31, 2020, formatted in Inline XBRL, included within the Exhibit 101 attachments (filed herewith).

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST UNITED CORPORATION

Date:	March 25, 2022	By:	/s/ Carissa L. Rodeheaver
Carissa L. Rodeheaver, CPA
Chairman of the Board, President
and Chief Executive Officer
(Principal Executive Officer)

Date:	March 25, 2022	By:	/s/ Tonya K. Sturm
Tonya K. Sturm,
Senior Vice President and
Chief Financial Officer,
(Principal Financial Officer
and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ John F. Barr	/s/ Brian R. Boal
John F. Barr – Director	Brian R. Boal - Director
March 25, 2022	March 25, 2022

/s/ Sanu Chadha	/s/ Christy DiPietro
Sanu Chadha - Director	Christy DiPietro– Director
March 25, 2022	March 25, 2022

/s/ John W. McCullough	/s/ Patricia Milon
John W. McCullough - Director	Patricia Milon– Director
March 25, 2022	March 25, 2022

/s/ Carissa L. Rodeheaver	/s/ I. Robert Rudy
Carissa L. Rodeheaver – Director, President	I. Robert Rudy - Director
and Chief Executive Officer	March 25, 2022
(Principal Executive Officer)
March 25, 2022

/s/ Marisa A. Shockley	/s/ H. Andrew Walls, III
Marisa A. Shockley - Director	H. Andrew Walls, III - Director
March 25, 2022	March 25, 2022

/s/ Tonya K. Sturm
Tonya K. Sturm – Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
March 25, 2022