Form 10-Q
period 2022-03-31
FIRST UNITED CORP/MD/
filed 2022-05-09
CIK 763907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For quarterly period ended March 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,637,979 shares of common stock, par value $.01 per share, as of April 30, 2022.

INDEX TO QUARTERLY REPORT

FIRST UNITED CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

First United Corporation and Subsidiaries

Consolidated Statements of Financial Condition

(In thousands, except share data - Unaudited)

	March 31, 2022	December 31, 2021

Assets
Cash and due from banks	$71,211	$109,823
Interest bearing deposits in banks	4,905	5,897
Cash and cash equivalents	76,116	115,720
Investment securities – available for sale (at fair value)	143,609	286,771
Investment securities – held to maturity (fair value $235,026 at March 31, 2022 and $65,369 at December 31, 2021)	241,656	56,259
Restricted investment in bank stock, at cost	1,026	1,029
Loans held for sale	140	67
Loans	1,181,401	1,153,687
Unearned fees	(107)	(292)
Allowance for loan losses	(15,292)	(15,955)
Net loans	1,166,002	1,137,440
Premises and equipment, net	34,001	34,697
Goodwill and other intangibles	12,000	12,052
Bank owned life insurance	45,442	45,150
Deferred tax assets	10,361	6,857
Other real estate owned, net	4,477	4,477
Right of use assets	2,161	2,247
Pension asset	1,699	4,765
Accrued interest receivable	5,075	4,821
Other assets	16,458	17,486
Total Assets	$1,760,223	$1,729,838
Liabilities and Shareholders’ Equity
Liabilities:
Non-interest bearing deposits	$530,901	$501,627
Interest bearing deposits	976,654	967,747
Total deposits	1,507,555	1,469,374
Short-term borrowings	58,902	57,699
Long-term borrowings	30,929	30,929
Operating lease liability	2,666	2,761
SERP deferred compensation	10,424	10,395
Accrued interest payable and other liabilities	11,674	15,787
Dividends payable	995	993
Total Liabilities	1,623,145	1,587,938
Shareholders’ Equity:
Common Stock – par value $0.01 per share; Authorized 25,000,000 shares; issued and outstanding 6,637,979 shares at March 31, 2022 and 6,620,955 at December 31, 2021	66	66
Surplus	23,712	23,661
Retained earnings	150,207	145,487
Accumulated other comprehensive loss	(36,907)	(27,314)
Total Shareholders’ Equity	137,078	141,900
Total Liabilities and Shareholders’ Equity	$1,760,223	$1,729,838

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2022	2021

	(Unaudited)
Interest income
Interest and fees on loans	$12,432	$12,732
Interest on investment securities
Taxable	1,406	990
Exempt from federal income tax	282	275
Total investment income	1,688	1,265
Other	27	65
Total interest income	14,147	14,062
Interest expense
Interest on deposits:
Savings	18	25
Interest-bearing transaction accounts	152	342
Other time	305	779
Total interest on Deposits	475	1,146
Interest on short-term borrowings	18	24
Interest on long-term borrowings	313	656
Total Interest Expense	806	1,826
Net Interest income	13,341	12,236
Provision/(credit) for loan losses	(419)	110
Net interest income after provision for loan losses	13,760	12,126
Other operating income
Net gains on investments, available for sale	3	—
Net gains on sale of residential mortgage loans	21	588
Net gains on disposal of fixed assets	28	—
Net gains	52	588
Other Income
Service charges on deposit accounts	465	405
Other service charges	213	211
Trust department	2,189	2,241
Debit card income	886	810
Bank owned life insurance	292	286
Brokerage commissions	220	268
Other	117	117
Total other income	4,382	4,338
Total other operating income	4,434	4,926
Other operating expenses
Salaries and employee benefits	5,968	4,988
FDIC premiums	174	183
Equipment expense	1,044	851
Occupancy expense of premises	727	725
Data processing expense	821	726
Marketing expense	106	146
Professional services	520	766
Contract labor	165	148
Telephone	114	215
Other real estate owned	95	(412)
Investor relations	96	124
Settlement expense	—	3,300
Contributions	21	23
Other	727	740
Total other operating expenses	10,578	12,523
Income before income tax expense	7,616	4,529

Provision for income tax expense	1,901	1,099
Net Income	$5,715	$3,430
Basic net income per share	$0.86	$0.49
Diluted net income per share	$0.86	$0.49
Weighted average number of basic shares outstanding	6,628	6,996
Weighted average number of diluted shares outstanding	6,636	7,000
Dividends declared per common share	$0.15	$0.15

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Comprehensive Loss

(In thousands)

	Three Months Ended
	March 31,
	2022	2021

Comprehensive Loss	(Unaudited)
Net Income	$5,715	$3,430
Other comprehensive income, net of tax and reclassification adjustments:
Available for sale securities:
Unrealized holding gains on investments with OTTI	$141	$363
Reclassification adjustment for accretable yield realized in income	50	50
Other comprehensive income on investments with OTTI	91	313

Unrealized holding losses on all other AFS investments	$(10,844)	$(7,105)
Unrealized holding losses on securities transferred from available for sale to held to maturity	8,328	—
Reclassification adjustment for gains realized in income	3	—
Other comprehensive losses on all other AFS investments	(2,519)	(7,105)

Held to Maturity Securities
Unrealized holding losses on securities transferred to held to maturity	$(8,328)	$—
Reclassification adjustment for amortization realized in income	(94)	(61)
Other comprehensive (losses)/income on HTM investments	(8,234)	61

Cash flow hedges:
Unrealized holding gains on cash flow hedges	$839	$532
Reclassification adjustment for gains realized in income	—	—
Other comprehensive income on cash flow hedges	839	532

Pension plan liability:
Unrealized holding losses on pension plan liability	$(3,620)	$(190)
Reclassification adjustment for amortization of unrecognized loss realized in income	(279)	(372)
Other comprehensive (losses)/income on pension plan liability	(3,341)	182

SERP liability:
Unrealized holding losses on SERP liability	$(68)	$(75)
Reclassification adjustment for amortization of prior service costs realized in income	—	1
Other comprehensive losses on SERP liability	68	74

Other comprehensive losses before income tax	(13,096)	(5,943)
Income tax benefit related to other comprehensive income	3,503	1,608

Other comprehensive loss, net of tax	(9,593)	(4,335)
Comprehensive Loss	$(3,878)	$(905)

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except per share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at January 1, 2022	$66	$23,661	$145,487	$(27,314)	$141,900
Net income			5,715		5,715
Other comprehensive loss				(9,593)	(9,593)
Stock based compensation		(4)			(4)
Common stock issued - 15,456 shares		55			55
Common stock dividend declared - $0.15 per share			(995)		(995)
Balance at March 31, 2022	$66	$23,712	$150,207	$(36,907)	$137,078

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at January 1, 2021	$70	$30,149	$129,691	$(28,863)	$131,047
Net income			3,430		3,430
Other comprehensive loss				(4,335)	(4,335)
Stock based compensation		50			50
Common stock issued - 2,956 shares		46			46
Common stock dividend declared - $0.15 per share			(1,049)		(1,049)
Balance at March 31, 2021	$70	$30,245	$132,072	$(33,198)	$129,189

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended
	March 31,
	2022	2021

	(Unaudited)
Operating activities
Net income	$5,715	$3,430
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	(419)	110
Depreciation	820	819
Stock based compensation	(4)	50
Gains on sales of other real estate owned	—	(491)
Write-downs of other real estate owned	—	4
Originations of loans held for sale	(963)	(12,702)
Proceeds from sale of loans held for sale	911	15,406
Gains from sale of loans held for sale	(21)	(588)
Gains on disposal of fixed assets	(28)	—
Net amortization of investment securities discounts and premiums- AFS	83	317
Net (accretion)/amortization of investment securities discounts and premiums- HTM	(165)	61
Amortization of intangible assets	52	—
Gains on sales/calls of investment securities – AFS	(3)	—
Earnings on Bank owned life insurance	(292)	(286)
Amortization of deferred loan fees	(113)	(776)
Amortization of operating lease right of use asset	86	(87)
Increase in accrued interest receivable and other assets	105	947
Deferred tax expense/(benefit)	549	(209)
Operating lease liability	(95)	77
(Decrease)/increase in accrued interest payable and other liabilities	(3,143)	1,811
Net cash provided by operating activities	3,075	7,893
Investing activities
Proceeds from maturities/calls of investment securities - AFS	5,063	20,793
Proceeds from maturities/calls of investment securities - HTM	3,260	5,176
Proceeds from sales of investment securities - AFS	1,023	—
Purchases of investment securities - AFS	(12,892)	(5,010)
Purchases of investment securities - HTM	(49,456)	(6,332)
Proceeds from sales of other real estate owned	—	2,339
Proceeds from disposal of fixed assets	30	—
Net decrease in restricted stock	3	814
Net increase in loans	(28,030)	(29,180)
Purchases of premises and equipment	(126)	(235)
Net cash used in investing activities	(81,125)	(11,635)
Financing activities
Net increase in deposits	38,181	45,897
Issuance of common stock	55	46
Cash dividends on common stock	(993)	(910)
Net increase in short-term borrowings	1,203	2,294
Net cash provided by financing activities	38,446	47,327
(Decrease)/increase in cash and cash equivalents	(39,604)	43,585
Cash and cash equivalents at beginning of the year	115,720	149,432
Cash and cash equivalents at end of period	$76,116	$193,017
Supplemental information
Interest paid	$840	$2,581
Taxes paid	$2,568	$88
Non-cash investing activities:
Transfers from securities available for sale to held to maturity	$139,036	$—

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

Material estimates that are particularly susceptible to change include:  (a) the allowance for loan losses and (b) fair values of available for sale debt securities based on estimates from independent valuation services or from brokers.

Transfers of Investment Securities from Available-for-Sale to Held-to-Maturity

Transfers of debt securities into the held-to-maturity category from the available-for-sale category are made at fair value at the date of transfer. The unrealized holding gain or loss at the date of transfer is retained in other comprehensive income and in the carrying value of the held-to-maturity securities. Such amounts are amortized over the remaining expected life of the security.

Principles of Consolidation

The consolidated financial statements include the accounts of First United Corporation, the Bank, the OakFirst Loan Centers, First OREO Trust and FUBT OREO I, LLC. All significant inter-company accounts and transactions have been eliminated.

Certain prior period balances have been reclassified to conform to the current period presentation. Operating results for the three month period ended March 31, 2022 are not necessarily indicative of the results that may be expected for the full year or for any future interim period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021.

As used in these notes, the terms “the Corporation” “we”, “us”, and “our” refer to First United Corporation and, unless the context clearly requires otherwise, its consolidated subsidiaries.

The Corporation has evaluated events and transactions occurring subsequent to the statement of financial condition date of March 31, 2022 for items that should potentially be recognized or disclosed in these financial statements.

Note 2 – Earnings Per Common Share

Basic earnings per common share is derived by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents. Diluted earnings per share is derived by dividing net income available to common shareholders by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents, such as restricted stock units (“RSUs”). There were no anti-dilutive shares outstanding at March 31, 2022 or 2021.

The following table sets forth the calculation of basic and diluted earnings per common share for the three month periods ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022			2021
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Income	Shares	Amount
Basic Earnings Per Share:

Net income	$5,715	6,628	$0.86	$3,430	6,996	$0.49

Diluted Earnings Per Share:

Restricted stock units		8			4

Net income	$5,715	6,636	$0.86	$3,430	7,000	$0.49

Note 3 – Investments

The following table shows a comparison of amortized cost and fair values of investment securities at March 31, 2022 and December 31, 2021:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCL
March 31, 2022
Available for Sale:
U.S. government agencies	$11,070	$—	$772	$10,298	$—
Residential mortgage-backed agencies	48,319	—	4,021	44,298	—
Commercial mortgage-backed agencies	38,907	—	2,674	36,233	—
Collateralized mortgage obligations	27,994	—	1,997	25,997	—
Obligations of states and political subdivisions	8,351	114	1	8,464	—
Corporate bonds	1,000	—	—	1,000	—
Collateralized debt obligations	18,616	145	1,442	17,319	(570)
Total available for sale	$154,257	$259	$10,907	$143,609	$(570)

(in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	OTTI in AOCL
March 31, 2022
Held to Maturity:
U.S. treasuries	$37,012	$—	$953	$36,059	$—
U.S. government agencies	67,527	—	4,522	63,005	—
Residential mortgage-backed agencies	29,068	14	1,324	27,758	—
Commercial mortgage-backed agencies	26,525	28	1,171	25,382	—
Collateralized mortgage obligations	58,490	—	2,967	55,523	—
Obligations of states and political subdivisions	23,034	4,519	254	27,299	—
Total held to maturity	$241,656	$4,561	$11,191	$235,026	$—

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCL
December 31, 2021
Available for Sale:
U.S. government agencies	$69,602	$66	$2,499	$67,169	$—
Residential mortgage-backed agencies	49,630	—	969	48,661	—
Commercial mortgage-backed agencies	51,694	175	1,001	50,868	—
Collateralized mortgage obligations	93,018	84	3,025	90,077	—
Obligations of states and political subdivisions	12,439	371	6	12,804	—
Collateralized debt obligations	18,609	112	1,529	17,192	(660)
Total available for sale	$294,992	$808	$9,029	$286,771	$(660)

(in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	OTTI in AOCL
December 31, 2021
Held to Maturity:
Residential mortgage-backed agencies	$30,634	$649	$436	$30,847	$—
Commercial mortgage-backed agencies	5,456	145	—	5,601	—
Obligations of states and political subdivisions	20,169	8,752	—	28,921	—
Total held to maturity	$56,259	$9,546	$436	$65,369	$—

The Corporation reassessed classification of certain investments and, effective February 1, 2022, the Corporation transferred $139.0 million of callable agencies, obligation of state and political subdivisions, and collateralized mortgage obligations from available for sale to held to maturity securities. The transfer occurred at fair value. The related unrealized loss of $8.4 million included in other comprehensive loss remained in other comprehensive loss, to be amortized out of other comprehensive loss with an offsetting entry to interest income as a yield adjustment over the remaining term of the securities.  No gain or loss was recorded at the time of transfer.

The following table shows the Corporation’s investment securities with gross unrealized and unrecognized losses and fair values at March 31, 2022 and December 31, 2021, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrealized Losses	Number of Investments	Fair Value	Unrealized Losses	Number of Investments
March 31, 2022
Available for Sale:
U.S. government agencies	$8,661	409	2	1,637	363	1
Residential mortgage-backed agencies	27,175	2,023	3	17,123	1,998	2
Commercial mortgage-backed agencies	27,640	1,819	7	8,593	855	2
Collateralized mortgage obligations	17,359	1,157	9	8,637	840	1
Obligations of states and political subdivisions	2,673	1	1	—	—	—
Collateralized debt obligations	—	—	—	10,566	1,442	5
Total available for sale	$83,508	$5,409	22	$46,556	$5,498	11

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrecognized Losses	Number of Investments	Fair Value	Unrecognized Losses	Number of Investments
March 31, 2022
Held to Maturity:
U.S. treasuries	$36,059	953	4	$—	$—	—
U.S. government agencies	63,005	$4,522	9	—	—	—
Residential mortgage-backed agencies	14,874	340	29	7,791	984	3
Commercial mortgage-backed agencies	20,641	1,171	2	—	—	—
Collateralized mortgage obligations	55,523	2,967	7	—	—	—
Obligations of states and political subdivisions	2,611	254	1	—	—	—
Total held to maturity	$192,713	$10,207	52	$7,791	$984	3

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrealized Losses	Number of Investments	Fair Value	Unrealized Losses	Number of Investments
December 31, 2021
Available for Sale:
U.S. government agencies	$23,577	$122	3	$33,972	$2,377	6
Residential mortgage-backed agencies	29,507	257	3	19,154	712	2
Commercial mortgage-backed agencies	32,177	787	4	5,211	214	1
Collateralized mortgage obligations	24,322	649	5	43,076	2,376	5
Obligations of states and political subdivisions	3,046	6	1	—	—	—
Collateralized debt obligations	—	—	—	10,468	1,529	5
Total available for sale	$112,629	$1,821	16	$111,881	$7,208	19

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrecognized Losses	Number of Investments	Fair Value	Unrecognized Losses	Number of Investments
December 31, 2021
Held to Maturity:
Residential mortgage-backed agencies	$7,395	$291	6	$2,782	$145	1
Total held to maturity	$7,395	$291	6	$2,782	$145	1

Management systematically evaluates securities for impairment on a quarterly basis. Based upon application of Accounting Standards Codification (“ASC”) Topic 320 (Section 320-10-35), management must assess whether (a) the Corporation has the intent to sell the security and (b) it is more likely than not that the Corporation will be required to sell the security prior to its anticipated recovery. If neither applies, then declines in the fair value of securities below their cost that are considered other-than-temporary declines are split into two components. The first is the loss attributable to declining credit quality. Credit losses are recognized in earnings as realized losses in the period in which the impairment determination is made. The second component consists of all other losses. The other losses are recognized in other comprehensive income. In estimating other than temporary impairment (“OTTI”) charges, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) adverse conditions specifically related to the security, an industry, or a geographic area, (3) the historic and implied volatility of the security, (4) changes in the rating of a security by a rating agency, (5) recoveries or additional declines in fair value subsequent to the balance sheet date, (6) failure of the issuer of the security to make scheduled interest payments, and (7) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future. Due to the duration and the significant market value decline in the pooled trust preferred securities held in our portfolio, we performed more extensive testing on these securities for purposes of evaluating whether or not an OTTI has occurred.

A cash flow analysis is performed quarterly on each of the collateralized debt obligation (“CDO”) investment securities.  In performing the detailed cash flow analysis the Bank works with an independent third party to estimate expected cash flows and assist with the evaluation of OTTI.  The cash flow analyses performed included the following assumptions:

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

Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that no additional credit-related OTTI was required during the first three months of 2022.

Management performs due diligence on the third-party processes and has an adequate understanding of the analysis, assumptions and methodology used by the third party to prepare the fair value determination and the OTTI evaluation. Management reviews the qualifications of the third party and believes the third party is qualified to provide the analysis and pricing determinations. Quarterly, management reviews the third party’s detailed assumptions and analyzes its projected discounted present value results for reasonableness and consistency with the trend of prior projections. Annually, management performs stress tests of the assumptions used in the third party models and performs back tests of the assumptions and prepayment projections to validate the impairment model results. As a result of its due diligence process,  the fair value presented and the OTTI recognized are appropriate. A total of $3.0 million in impairment losses were realized between calendar year 2009 and calendar year 2011 on the CDO portfolio remaining at March 31, 2022. Due to the prior credit impairment, the securities in this portfolio have continued to be evaluated to determine whether any additional OTTI has occurred. Based on management’s review of the third-party evaluations, there were no material differences in the relative valuations between March 31, 2022 and December 31, 2021.

Due to the duration and market value decline in the pooled trust preferred securities held in our portfolio, we performed more extensive testing on these securities for purposes of evaluating whether or not OTTI has occurred.

The market for these securities as of March 31, 2022 was not active and markets for similar securities were also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive, as no new CDOs have been issued since 2007. There are currently very few market participants who are willing to effect transactions in these securities. The market values for these securities, or any securities other than those issued or guaranteed by the U.S. Department of the Treasury (the “Treasury”), are very depressed relative to historical levels. Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue. Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (a) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at March 31, 2022, (b) an income valuation approach technique (i.e. present value) that maximizes the use of relevant unobservable inputs and minimizes the use of observable inputs will be equally or more representative of fair value than a market approach, and (c) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management utilizes an independent third party to prepare both the evaluations of OTTI and the fair value determinations for the CDO portfolio. Management does not believe that there were any material differences in the OTTI evaluations and pricing between December 31, 2021 and March 31, 2022.

The following table presents a cumulative roll-forward of the amount of non-cash OTTI charges related to credit losses that have been recognized in earnings for the trust preferred securities held in the CDO portfolio during the three month periods ended March 31, 2022 and 2021 that the Corporation does not intend to sell:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Balance of credit-related OTTI at January 1	$2,043	$2,244
Reduction for increases in cash flows expected to be collected	(50)	(50)
Balance of credit-related OTTI at March 31	$1,993	$2,194

The amortized cost and estimated fair value of securities by contractual maturity at March 31, 2022 are shown in the following table. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2022
(in thousands)	Amortized Cost	Fair Value
Available for Sale:
Due after one year through five years	$8,370	$8,217
Due after five years through ten years	5,564	5,312
Due after ten years	25,103	23,552
	39,037	37,081
Residential mortgage-backed agencies	48,319	44,298
Commercial mortgage-backed agencies	38,907	36,233
Collateralized mortgage obligations	27,994	25,997
Total available for sale	$154,257	$143,609
Held to Maturity:
Due after one year through five years	$49,512	$48,077
Due after five years through ten years	14,319	13,553
Due after ten years	$63,742	$64,733
	127,573	126,363
Residential mortgage-backed agencies	29,068	27,758
Commercial mortgage-backed agencies	26,525	25,382
Collateralized mortgage obligations	58,490	55,523
Total held to maturity	$241,656	$235,026

Note 4 – Loans and Related Allowance for Loan Losses

The following table summarizes the primary segments of the loan portfolio at March 31, 2022 and December 31, 2021:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
March 31, 2022
Individually evaluated for impairment	$2,316	$612	$—	$2,603	$—	$5,531
Collectively evaluated for impairment	388,820	132,419	194,914	397,101	62,616	1,175,870
Total loans	$391,136	$133,031	$194,914	$399,704	$62,616	$1,181,401
December 31, 2021
Individually evaluated for impairment	$2,365	$629	$90	$2,644	$—	$5,728
Collectively evaluated for impairment	371,926	127,448	180,886	402,042	65,657	1,147,959
Total loans	$374,291	$128,077	$180,976	$404,686	$65,657	$1,153,687

The commercial and industrial portfolio in the table above includes $1.3 million and $7.7 million of Paycheck Protection Program (“PPP”) loans at March 31, 2022 and December 31, 2021, respectively, which are 100% guaranteed by the SBA, and no allowance for loan loss (“ALL”) has been assigned to them.

The following table presents the classes of the loan portfolio summarized by the aggregate pass and the criticized categories of special mention and substandard within the internal risk rating system at March 31, 2022 and December 31, 2021:

(in thousands)	Pass	Special Mention	Substandard	Total
March 31, 2022
Commercial real estate
Non owner-occupied	$182,504	$6,504	$12,387	$201,395
All other CRE	182,968	2,330	4,443	189,741
Acquisition and development
1-4 family residential construction	27,177	—	—	27,177
All other A&D	105,258	215	381	105,854
Commercial and industrial	175,253	4,992	14,669	194,914
Residential mortgage
Residential mortgage - term	335,872	—	5,356	341,228
Residential mortgage - home equity	57,744	—	732	58,476
Consumer	62,457	—	159	62,616
Total	$1,129,233	$14,041	$38,127	$1,181,401
December 31, 2021
Commercial real estate
Non owner-occupied	$173,299	$12,987	$6,077	$192,363
All other CRE	174,395	2,357	5,176	181,928
Acquisition and development
1-4 family residential construction	19,924	—	—	19,924
All other A&D	107,532	218	403	108,153
Commercial and industrial	161,429	5,071	14,476	180,976
Residential mortgage
Residential mortgage - term	338,832	—	5,624	344,456
Residential mortgage - home equity	59,533	—	697	60,230
Consumer	65,557	—	100	65,657
Total	$1,100,501	$20,633	$32,553	$1,153,687

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.

The increase of $6.3 million in the substandard category was related to one large relationship in the nursing care sector that was downgraded from special mention in the first quarter of 2022.  This relationship continues to perform according to its contractual terms and is not considered impaired.

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans at March 31, 2022 and December 31, 2021:

(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due and Accruing	Non- Accrual	Total Loans
March 31, 2022
Commercial real estate
Non owner-occupied	$201,395	$—	$—	$—	$—	$—	$201,395
All other CRE	189,165	503	—	—	503	73	189,741
Acquisition and development
1-4 family residential construction	27,177	—	—	—	—	—	27,177
All other A&D	105,473	—	—	—	—	381	105,854
Commercial and industrial	194,681	230	3	—	233	—	194,914
Residential mortgage
Residential mortgage - term	339,090	590	61	—	651	1,487	341,228
Residential mortgage - home equity	57,737	299	49	—	348	391	58,476
Consumer	62,159	281	139	37	457		62,616
Total	$1,176,877	$1,903	$252	$37	$2,192	$2,332	$1,181,401
December 31, 2021
Commercial real estate
Non owner-occupied	$192,363	$—	$—	$—	$—	$—	$192,363
All other CRE	181,847	—	—	—	—	81	181,928
Acquisition and development
1-4 family residential construction	19,924	—	—	—	—	—	19,924
All other A&D	107,763	—	—	—	—	390	108,153
Commercial and industrial	180,676	132	78	—	210	90	180,976
Residential mortgage
Residential mortgage - term	340,429	159	2,222	148	2,529	1,498	344,456
Residential mortgage - home equity	59,485	238	104	—	342	403	60,230
Consumer	65,208	268	29	152	449	—	65,657
Total	$1,147,695	$797	$2,433	$300	$3,530	$2,462	$1,153,687

The current category of commercial and industrial loans includes $1.3 million and $7.7 million of PPP loans at March 31, 2022 and December 31, 2021, respectively.

Non-accrual loans that have been subject to partial charge-offs totaled $0.6 million at March 31, 2022 and $0.5 million at December 31, 2021.  Loans secured by 1-4 family residential real estate properties in the process of foreclosure totaled $0.2 million at both March 31, 2022 and December 31, 2021.  Management continues to conform to federal and state mandates relative to the foreclosure processes for both Federal Backed and Non-Federal Backed mortgages.  As a percentage of the loan portfolio, accruing loans past due 30 days or more decreased to 0.19% at March 31, 2022 from 0.31% at December 31, 2021.

The following table summarizes the primary segments of the ALL at March 31, 2022 and December 31, 2021, segregated by the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
March 31, 2022
Individually evaluated for impairment	$—	$—	$—	$35	$—	$—	$35
Collectively evaluated for impairment	$5,922	$2,542	$2,513	$2,910	$940	$430	$15,257
Total ALL	$5,922	$2,542	$2,513	$2,945	$940	$430	$15,292
December 31, 2021
Individually evaluated for impairment	$—	$—	$28	$36	$—	$—	$64
Collectively evaluated for impairment	$6,032	$2,615	$2,432	$3,448	$934	$430	$15,891
Total ALL	$6,032	$2,615	$2,460	$3,484	$934	$430	$15,955

The evaluation of the need and amount of a specific allocation of the ALL and whether a loan can be removed from impairment status is made on a quarterly basis.

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required at March 31, 2022 and December 31, 2021:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
(in thousands)	Recorded Investment	Related Allowances	Recorded Investment	Recorded Investment (1)	Unpaid Principal Balance
March 31, 2022
Commercial real estate
Non owner-occupied	$—	$—	$105	$105	$105
All other CRE	—	—	2,211	2,211	2,211
Acquisition and development
1-4 family residential construction	—	—	231	231	231
All other A&D	—	—	381	381	1,590
Commercial and industrial	—	—	—	—	2,214
Residential mortgage
Residential mortgage – term	328	30	1,884	2,212	2,273
Residential mortgage – home equity	46	5	345	391	391
Consumer	—	—	—	—	—
Total impaired loans	$374	$35	$5,157	$5,531	$9,015
December 31, 2021
Commercial real estate
Non owner-occupied	$—	$—	$106	$106	$106
All other CRE	—	—	2,259	2,259	2,259
Acquisition and development
1-4 family residential construction	—	—	239	239	239
All other A&D	—	—	390	390	1,599
Commercial and industrial	90	28	—	90	2,304
Residential mortgage
Residential mortgage – term	344	31	1,897	2,241	2,302
Residential mortgage – home equity	46	5	357	403	422
Consumer	—	—	—	—	—
Total impaired loans	$480	$64	$5,248	$5,728	$9,231

(1)	Recorded investment consists of unpaid principal balance, net of charge-offs, interest payments received applied to principal and unamortized deferred loan origination fees and cost.

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

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process to make appropriate and timely adjustments to the ALL. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ALL. Residential mortgage and consumer loans are charged off after they are 120 days contractually past due. All other loans are charged off based on an evaluation of the facts and circumstances of each individual loan. When the Bank believes that its ability to collect is solely dependent on the liquidation of the collateral, a full or partial charge-off is recorded promptly to bring the recorded investment to an amount that the Bank believes is supported by an ability to collect on the collateral. The circumstances that may impact the Bank’s decision to charge-off all or a portion of a loan include default or non-payment by the borrower, scheduled foreclosure actions, and/or prioritization of the Bank’s claim in bankruptcy. There may be circumstances where due to pending events, the Bank will place a specific allocation of the ALL on a loan for which a partial charge-off has been previously recognized. This specific allocation may be either charged-off or removed depending upon the outcome of the pending event. Full or partial charge-offs are not recovered until full principal and interest on the loan have been collected, even if a subsequent appraisal supports a higher value. In most cases, loans with partial charge-offs remain in non-accrual status. Both full and partial charge-offs reduce the recorded investment of the loan and the ALL and are considered to be charge-offs for purposes of all credit loss metrics and trends, including the historical rolling charge-off rates used in the determination of the ALL.

The following tables present the activity in the ALL for the three month periods ended March 31, 2022 and 2021:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
ALL balance at January 1, 2022	$6,032	$2,615	$2,460	$3,484	$934	$430	$15,955
Charge-offs	—	—	(48)	(9)	(246)	—	(303)
Recoveries	1	18	3	15	22	—	59
Provision	(111)	(91)	98	(545)	230	—	(419)
ALL balance at March 31, 2022	$5,922	$2,542	$2,513	$2,945	$940	$430	$15,292
ALL balance at January 1, 2021	$5,543	$2,339	$2,584	$5,150	$370	$500	$16,486
Charge-offs	—	(81)	—	(82)	(80)	—	(243)
Recoveries	—	101	36	17	47	—	201
Provision	(139)	64	211	(57)	31	—	110
ALL balance at March 31, 2021	$5,404	$2,423	$2,831	$5,028	$368	$500	$16,554

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

The following table presents the average recorded investment in impaired loans by class and related interest income recognized for the periods indicated:

	Three months ended			Three months ended
	March 31, 2022			March 31, 2021
(in thousands)	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis
Commercial real estate
Non owner-occupied	$106	$3	$—	$2,406	$3	$—
All other CRE	2,235	23	—	3,182	35	—
Acquisition and development
1-4 family residential construction	235	4	—	263	3	—
All other A&D	386	—	—	596	3	—
Commercial and industrial	45	—	—	—	—	—
Residential mortgage
Residential mortgage – term	2,227	12	5	2,784	20	5
Residential mortgage – home equity	397	—	—	446	—	—
Consumer	—	—	—	25	—	—
Total	$5,631	$42	$5	$9,702	$64	$5

In the normal course of business, the Bank modifies loan terms for various reasons. These reasons may include as a retention strategy to compete in the current interest rate environment, and to re-amortize or extend a loan term to better match the loan’s payment stream with the borrower’s cash flows. A modified loan is considered to be a troubled debt restructuring (a “TDR”) when the Bank has determined that the borrower is troubled (i.e. experiencing financial difficulties) and a concession has been granted. The Bank evaluates the probability that the borrower will be in payment default on any of its debt in the foreseeable future without modification. To make this determination, the Bank performs a global financial review of the borrower and loan guarantors to assess their current ability to meet their financial obligations.

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

There were 12 loans totaling $3.2 million and $3.3 million that were classified as TDRs at March 31, 2022 and December 31, 2021, respectively.

During the three month periods ended March 31, 2022 and 2021, there were no new TDRs and no modifications on existing TDRs, nor were there any payment defaults under existing TDRs.  The Bank had no significant commitments to lend additional funds to TDR borrowers.

Note 5 - Other Real Estate Owned, net

The following table presents the components of other real estate owned (“OREO”) at March 31, 2022 and December 31, 2021:

(in thousands)	March 31, 2022	December 31, 2021
Acquisition and development	$4,477	$4,477
Total OREO, net	$4,477	$4,477

The following table presents the activity in the OREO valuation allowance for the three month periods ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Balance beginning of period	$454	$1,010
Fair value adjustment	—	4
Sales of OREO	—	(10)
Balance at end of period	$454	$1,004

The following table presents the components of OREO (income)/expenses, net, for the three month periods ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Gains on sale of real estate, net	$—	$(491)
Fair value adjustment, net	—	4
Expenses, net	96	123
Rental and other income	(1)	(48)
Total OREO expenses/(income), net	$95	$(412)

Note 6 – Fair Value of Financial Instruments

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

The fair value of investments available-for-sale is determined using a market approach. At March 31, 2022 and December 31, 2021, the U.S. Government agencies and treasuries, residential and commercial mortgage-backed securities, and municipal bonds segments are classified as Level 2 within the valuation hierarchy. Their fair values were determined based upon market-corroborated inputs and valuation matrices, which were obtained through third party data service providers or securities brokers through which we have historically transacted both purchases and sales of investment securities.

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

For assets measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2022 and December 31, 2021 were as follows:

		Fair Value Measurements at March 31, 2022 Using
		Quoted
		Prices in	Significant
	Assets/(liabilities)	Active Markets	Other	Significant
	Measured at	for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
(in thousands)	03/31/22	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$10,298		$10,298
Residential mortgage-backed agencies	$44,298		$44,298
Commercial mortgage-backed agencies	$36,233		$36,233
Collateralized mortgage obligations	$25,997		$25,997
Obligations of states and political subdivisions	$8,464		$8,464
Corporate bonds	$1,000		$1,000
Collateralized debt obligations	$17,319			$17,319
Financial derivatives	$386		$386
Non-recurring:
Impaired loans, net	$131			$131
Equity Investment	$590			$590
Other real estate owned	$—			$—

		Fair Value Measurements at December 31, 2021 Using
		Quoted
		Prices in	Significant
	Assets/(liabilities)	Active Markets	Other	Significant
	Measured at	for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
(in thousands)	12/31/21	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$67,169		$67,169
Residential mortgage-backed agencies	$48,661		$48,661
Commercial mortgage-backed agencies	$50,868		$50,868
Collateralized mortgage obligations	$90,077		$90,077
Obligations of states and political subdivisions	$12,804		$12,804
Collateralized debt obligations	$17,192			$17,192
Financial derivatives	$(453)		$(453)
Non-recurring:
Impaired loans, net	$408			$408
Equity investment	$590			$590
Other real estate owned	$349			$349

At March 31, 2022, the fair value of impaired loans with a valuation allowance or partial charge-off was $0.8 million, net of valuation allowances of $35,500 and partial charge-offs of $1.3 million.  During the three months ended March 31, 2022, changes to the valuation allowance or additional charge off activity was recorded on loans with a net balance of approximately $0.1 million.  At December 31, 2021, the fair value of impaired loans with a valuation allowance or charge-off was $1.0 million, net of valuation allowances of $64,700 and charge-offs of $1.3 million. During the year ended December 31, 2021, changes to the valuation allowance or additional charge off activity was recorded on loans with a net balance of approximately $0.4 million.

There were no transfers of assets between any of the fair value hierarchy for the three month periods ended March 31, 2022 or 2021.

For Level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2022 and December 31, 2021, the significant unobservable inputs used in the fair value measurements were as follows:

(in thousands)	Fair Value at March 31, 2022	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:
Investment Securities – available for sale -CDO	$17,319	Discounted Cash Flow	Discount Rate	4.50%

Non-recurring:
Impaired Loans, net	$131	Market Comparable Properties	Marketability Discount	10.0% - 15.0% (1) (weighted avg 0%)

Equity Investment	$590	Market Method	Revenue Multiples	2.8x

(in thousands)	Fair Value at December 31, 2021	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:
Investment Securities – available for sale -CDO	$17,192	Discounted Cash Flow	Discount Rate	4.50%

Non-recurring:
Impaired Loans, net	$408	Market Comparable Properties	Marketability Discount	10.0% - 15.0% (1) (weighted avg 13.2%)

Equity Investment	$590	Market Method	Revenue Multiples	2.8x

Other Real Estate Owned	$349	Market Comparable Properties	Marketability Discount	15.0%

(1)	Range would include discounts taken since appraisal and estimated values

The following tables show a reconciliation of the beginning and ending balances for fair valued assets measured on a recurring basis using Level 3 significant unobservable inputs for the three month periods ended March 31, 2022 and 2021:

Fair Value Measurements
Using Significant Unobservable Inputs
(Level 3)
Investment Securities
(in thousands)	Available for Sale
Beginning balance January 1, 2022	$17,192
Total losses realized/unrealized:
Included in other comprehensive loss	127
Ending balance March 31, 2022	$17,319

Fair Value Measurements
Using Significant Unobservable Inputs
(Level 3)
Investment Securities
(in thousands)	Available for Sale
Beginning balance January 1, 2021	$13,260
Total losses realized/unrealized:
Included in other comprehensive loss	389
Ending balance March 31, 2021	$13,649

There were no gains or losses included in earnings attributable to the change in realized/unrealized gains or losses related to the assets for the three month periods ended March 31, 2022 or 2021.

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

The following tables present fair value information about financial instruments, whether or not recognized in the Consolidated Statement of Financial Condition, for which it is practicable to estimate that value. The actual carrying amounts and estimated fair values of the Corporation’s financial instruments that are included in the Consolidated Statement of Financial Condition are as follows:

	March 31, 2022		Fair Value Measurements
			Quoted
			Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$71,211	$71,211	$71,211
Interest bearing deposits in banks	4,905	4,905	4,905
Investment securities - AFS	143,609	143,609		$126,290	$17,319
Investment securities - HTM	241,656	235,026		210,338	24,688
Restricted bank stock	1,026	N/A
Loans, net	1,166,002	1,132,057			1,132,057
Financial derivatives	386	386		386
Accrued interest receivable	5,075	5,075		989	4,086
Financial Liabilities:
Deposits - non-maturity	1,359,262	1,359,262		1,359,262
Deposits - time deposits	148,293	148,716		148,716
Short-term borrowed funds	58,902	58,902		58,902
Long-term borrowed funds	30,929	31,070		31,070
Accrued interest payable	103	103		103

	December 31, 2021		Fair Value Measurements
			Quoted
			Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$109,823	$109,823	$109,823
Interest bearing deposits in banks	5,897	5,897	5,897
Investment securities - AFS	286,771	286,771		$269,579	$17,192
Investment securities - HTM	56,259	65,369		36,448	28,921
Restricted bank stock	1,029	1,029		1,029
Loans, net	1,137,440	1,122,671			1,122,671
Accrued interest receivable	4,821	4,821		4,821
Financial Liabilities:
Deposits - non-maturity	1,306,145	1,306,145		1,306,145
Deposits - time deposits	163,229	163,961		163,961
Financial derivatives	453	453		453
Short-term borrowed funds	57,699	57,699		57,699
Long-term borrowed funds	30,929	31,085		31,085
Accrued interest payable	137	137		137

Note 7 – Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive loss for the 12 months ended December 31, 2021, and the three months ended March 31, 2022:

	Investment	Investment
	securities-	securities-	Investment
	with OTTI	all other	securities-	Cash Flow	Pension
(in thousands)	AFS	AFS	HTM	Hedge	Plan	SERP	Total
Accumulated OCL, net:
Balance - January 1, 2021	$(3,277)	$(25)	$(315)	$(954)	$(22,630)	$(1,662)	$(28,863)
Other comprehensive income/(loss) before reclassifications	2,475	(5,611)	—	635	3,431	(521)	409
Amounts reclassified from accumulated other comprehensive loss	(147)	(113)	181	—	1,091	128	1,140
Balance - December 31, 2021	$(949)	$(5,749)	$(134)	$(319)	$(18,108)	$(2,055)	$(27,314)
Other comprehensive income/(loss) before reclassifications	103	(1,843)	(6,100)	614	(2,651)	—	(9,877)
Amounts reclassified from accumulated other comprehensive loss	(37)	(2)	69	—	204	50	284
Balance - March 31, 2022	$(883)	$(7,594)	$(6,165)	$295	$(20,555)	$(2,005)	$(36,907)

The following tables present the components of other comprehensive income/(loss) for the three month periods ended March 31, 2022 and 2021:

	Before	Tax
Components of Other Comprehensive Loss	Tax	(Expense)
(in thousands)	Amount	Benefit	Net
For the three months ended March 31, 2022
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$141	$(38)	$103
Less: accretable yield recognized in income	50	(13)	37
Net unrealized gains on investments with OTTI	91	(25)	66
Available for sale securities – all other:
Unrealized holding losses	(10,844)	2,901	(7,943)
Unrealized holding losses on securities transferred from available for sale to held to maturity	8,328	(2,228)	6,100
Less: gains recognized in income	3	(1)	2
Net unrealized losses on all other AFS securities	(2,519)	674	(1,845)
Held to maturity securities:
Unrealized holding losses on securities transferred to held to maturity	(8,328)	2,228	(6,100)
Less: amortization recognized in income	(94)	25	(69)
Net unrealized losses on HTM securities	(8,234)	2,203	(6,031)
Cash flow hedges:
Unrealized holding gains	839	(225)	614
Pension Plan:
Unrealized net actuarial loss	(3,620)	969	(2,651)
Less: amortization of unrecognized loss	(279)	75	(204)
Net pension plan liability adjustment	(3,341)	894	(2,447)
SERP:
Less: amortization of unrecognized loss	(68)	18	(50)
Less: amortization of prior service costs	—	—	—
Net SERP liability adjustment	68	(18)	50
Other comprehensive loss	$(13,096)	$3,503	$(9,593)

	Before	Tax
Components of Other Comprehensive Loss	Tax	(Expense)
(in thousands)	Amount	Benefit	Net
For the three months ended March 31, 2021
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$363	$(97)	$266
Less: accretable yield recognized in income	50	(13)	37
Net unrealized gains on investments with OTTI	313	(84)	229
Available for sale securities – all other:
Unrealized holding losses	(7,105)	1,903	(5,202)
Less: gains recognized in income	—	—	—
Net unrealized gains on all other AFS securities	(7,105)	1,903	(5,202)
Held to maturity securities:
Unrealized holding gains	—	—	—
Less: amortization recognized in income	(61)	16	(45)
Net unrealized gains on HTM securities	61	(16)	45
Cash flow hedges:
Unrealized holding gains	532	(127)	405
Pension Plan:
Unrealized net actuarial loss	(190)	51	(139)
Less: amortization of unrecognized loss	(372)	100	(272)
Net pension plan liability adjustment	182	(49)	133
SERP:
Less: amortization of unrecognized loss	(75)	19	(56)
Less: amortization of prior service costs	1	—	1
Net SERP liability adjustment	74	(19)	55
Other comprehensive loss	$(5,943)	$1,608	$(4,335)

The following table presents the details of amounts reclassified from accumulated other comprehensive loss for the three month periods ended March 31, 2022 and 2021:

Amounts Reclassified from	Three Months Ended
Accumulated Other Comprehensive Loss	March 31,		Affected Line Item in the Statement
(in thousands)	2022	2021	Where Net Income is Presented
Net unrealized gains on available for sale investment securities with OTTI:
Accretable yield	$50	$50	Interest income on taxable investment securities
Taxes	(13)	(13)	Provision for income tax expense
	$37	$37	Net of tax
Net unrealized gains on available for sale investment securities - all others:
Gains recognized	$3	$—	Net gains
Taxes	(1)	—	Provision for income tax expense
	$2	$—	Net of tax
Net unrealized losses on held to maturity securities:
Amortization	$(94)	$(61)	Interest income on taxable investment securities
Taxes	25	16	Provision for income tax expense
	$(69)	$(45)	Net of tax
Net pension plan liability adjustment:
Amortization of unrecognized loss	$(279)	$(372)	Other Expense
Taxes	75	100	Provision for income tax expense
	$(204)	$(272)	Net of tax
Net SERP liability adjustment:
Amortization of unrecognized loss	$(68)	$(75)	Other Expense
Amortization of prior service costs	—	1	Salaries and employee benefits
Taxes	18	19	Provision for income tax expense
	$(50)	$(55)	Net of tax
Total reclassifications for the period	$(284)	$(335)	Net of tax

Note 8 – Employee Benefit Plans

The following tables present the components of the net periodic pension plan cost for First United Corporation’s noncontributory Defined Benefit Pension Plan (the “Pension Plan”) and the Bank’s Defined Benefit Supplemental Executive Retirement Plan (“Defined Benefit SERP”) for the periods indicated:

	Three Months Ended
Pension Plan	March 31,
(in thousands)	2022	2021
Service cost	$14	$39
Interest cost	384	356
Expected return on assets	(952)	(893)
Amortization of net actuarial loss	279	372
Net pension credit included in employee benefits and other expense	$(275)	$(126)

	Three Months Ended
Defined Benefit SERP	March 31,
(in thousands)	2022	2021
Service cost	$41	$35
Interest cost	72	60
Amortization of recognized loss	68	75
Amortization of prior service cost	—	(1)
Net Defined Benefit SERP expense included in employee benefits and other expense	$181	$169

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

The Corporation will assess the need for future annual contributions to the pension plan based upon its funded status and an evaluation of the future benefits to be provided thereunder. No contributions were made to the Pension Plan during the first three months of 2022 or 2021. The Corporation expects to fund the annual projected benefit payments for the Defined Benefit SERP from operations.

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

In January 2021, the Board of Directors approved discretionary contributions to three participants totaling $101,257. The Corporation recorded $12,657 of related compensation expense for the first three months of 2022 and 2021 related to these contributions. In January 2022, the Board of Directors approved discretionary contributions to three participants totaling $103,689. The Corporation recorded $12,961 of related compensation expense for the first three months of 2022 related to these contributions. Each discretionary contribution has a two year vesting period.

Note 9 - Equity Compensation Plan Information

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

Pursuant to First United Corporation’s director compensation policy, each director receives an annual retainer of 1,000 shares of First United Corporation common stock, plus $10,000 to be paid, at the director’s election, in cash or additional shares of common stock. In January 2021, a total of 1,202 fully vested shares were issued to two new directors, which had a grant date fair market value of $16.66 per share.  In May 2021, a total of 12,726 fully vested shares of common stock were issued to directors, which had a grant date fair value of $18.50 per share.  Director stock compensation expense was $58,858 for the three months ended March 31, 2022 and $70,216 for the three months ended March 31, 2021.

Restricted Stock Units

On March 26, 2020, pursuant to the Corporation’s Long Term Incentive Plan (the "LTIP"), which is a sub-plan of the Equity Plan, the Compensation Committee of First United Corporation’s Board of Directors (the "Committee") granted restricted stock units (“RSUs”) to the Corporation’s principal executive officer, its principal financial officer, and certain of its other executive officers. An RSU contemplates the issuance of shares of common stock of First United Corporation if and when the RSU vests.

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

In the first quarter of 2020, RSUs were granted relating to 9,791 performance vesting shares (target level) for 2019 LTIP plan for the performance period ending December 31, 2021 and 10,143 performance vesting shares and 5,070 time vesting shares (target level) for 2020 LTIP plan for the performance period ending December 31, 2022, which had a grant date fair market value of $12.54 per share of common stock underlying each RSU.  The 2020 plan has a performance period for the performance-vesting RSUs of three years ending December 31, 2022 and the time-vesting RSUs will vest ratably over a three year period that began on March 26, 2021.  On March 26, 2021, 1,690 of the 5,070 time vesting shares were issued to participants.  On March 26, 2022, 1,688  shares of the 3,380 remaining time vesting shares were issued to participants.  Stock compensation expense was $26,127 for both of the three month periods ended March 31, 2022 and 2021.  Unrecognized compensation expense at March 31, 2022 related to unvested RSUs was $63,584.

In May 2021, RSUs relating to 7,389 performance vesting shares and 3,693 time vesting shares (target level) for plan year 2021 were granted, which had a grant date fair market value of $17.93 per share of common stock underlying each RSU.  The performance period for the performance-vesting RSUs is the three year period ending December 31, 2023.  The time-vesting RSUs will vest ratably over a three year period beginning on May 5, 2022. Stock compensation expense was $16,571 for the three months ended March 31, 2022.  Unrecognized compensation expense as of March 31, 2022 related to unvested units was $138,093.

In March 2022, RSUs relating to 8,096 performance vesting shares and 6,238 time vesting shares (target level) for plan year 2022 were granted, which had a grant date fair market value of $21.88 per share of common stock underlying each RSU.  The performance period for the performance-vesting RSUs is the three year period ending December 31, 2024.  The time-vesting RSUs will vest ratably over a three year period beginning on March 9, 2023. Unrecognized compensation expense as of March 31, 2022 related to unvested units was $313,743.

Note 10 – Derivative Financial Instruments

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

In March 2016, the Corporation entered into four interest rate swap contracts totaling $30.0 million notional amount, hedging future cash flows associated with floating rate trust preferred debt. As of March 31, 2022, $20.0 million notional amount remains.

The fair value of the interest rate swap contracts was $0.4 million and $(0.5) million at March 31, 2022 and December 31, 2021, respectively.

For the three months ended March 31, 2022, the Corporation recorded an increase in the value of the derivatives of $0.8 million and the related deferred tax of $0.2 million in net accumulated other comprehensive loss to reflect the effective portion of cash flow hedges. ASC Subtopic 815-30 requires the net accumulated other comprehensive loss to be reclassified to earnings if the hedge becomes ineffective or is terminated. There was no hedge ineffectiveness recorded for the three months ended March 31, 2022. The Corporation does not expect any material losses relating to these hedges to be reclassified into earnings within the next 12 months.

Interest rate swap agreements are entered into with counterparties that meet established credit standards and the Corporation believes that the credit risk inherent in these contracts is not significant as of March 31, 2022.

The table below discloses the impact of derivative financial instruments on the Corporation’s Consolidated Financial Statements for the three month periods ended March 31, 2022 and 2021.

Derivative in Cash Flow Hedging Relationships
Amount of gain or
(loss) recognized in
		Amount of gain or	income or derivative
	Amount of gain or	(loss) reclassified from	(ineffective portion
	(loss) recognized in	accumulated OCI into	and amount excluded
	OCI on derivative	income (effective	from effectiveness
(in thousands)	(effective portion)	portion) (a)	testing) (b)
Interest rate contracts:
Three months ended:
March 31, 2022	$614	$—	$—
March 31, 2021	405	—	—

Notes:

(a)	Reported as interest expense
(b)	Reported as other income

Note 11 – Revenue Recognition

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

The following presents noninterest income, segregated by revenue streams that are within and outside the scope of ASC Topic 606, for the three month periods ended March 31, 2022 and March 31, 2021:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Noninterest income
In-scope of Topic 606:
Service charges on deposit accounts	$465	$405
Other service charges	213	211
Trust department	2,189	2,241
Debit card income	886	810
Brokerage commissions	220	268
Noninterest income (in-scope of Topic 606)	3,973	3,935
Noninterest income (out-of-scope of Topic 606)	409	403
Total Noninterest Income	$4,382	$4,338

Note 12 – Regulatory Capital Requirements

The following table presents our capital ratios for the three months ended March 31, 2022.

	March 31, 2022	December 31, 2021	Required for Capital Adequacy Purposes	Required to be Well Capitalized
Total Capital (to risk-weighted assets)
First United Bank & Trust	14.77%	14.97%	8.00%	10.00%
Tier 1 Capital (to risk-weighted assets)
First United Bank & Trust	13.59%	13.72%	6.00%	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
First United Bank & Trust	13.59%	13.72%	4.50%	6.50%
Tier 1 Capital (to average assets)
First United Bank & Trust	10.14%	10.00%	4.00%	5.00%

As of March 31, 2022, the Bank was considered “well capitalized” under the regulatory framework for prompt corrective action.

Note 13 – Recent Accounting Pronouncements

Recently issued but not yet effective Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchases financial assets with credit deterioration since their origination. The new model referred to as current expected credit losses (“CECL”) model, will apply to: (a) financial assets subject to credit losses and measured at amortized cost; and (b) certain off-balance sheet credit exposures. This includes loans, held to maturity debt securities, loan commitments, financial guarantees and net investments in leases as well as reinsurance and trade receivables. The estimate of expected credit losses should consider historical information, current information, and supportable forecasts, including estimates of prepayments. ASU 2016-13 was originally effective for SEC filers for annual periods beginning after December 15, 2019, and interim periods within those annual periods. In November 2019, the FASB approved a delay of the required implementation date of ASU No. 2016-13 for smaller reporting companies, as defined by the Securities and Exchange Commission, including the Corporation, resulting in a required implementation date for the Corporation of January 1, 2023.

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

In March 2022, the FASB issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.  ASU 2022-02 made certain targeted amendments specific to troubled debt restructurings (TDRs) by creditors and vintage disclosure related to gross write-offs. Upon adoption, the Corporation will be required to apply the loan and refinancing and restructuring guidance to determine whether a modification results in a new loan or a continuation of an existing loan, rather than applying the recognition and measurement guidance for TDRs.  The ASU also requires companies to disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases within scope of Subtopic 326-20.  ASU 2022-02 is effective March 31, 2023, for entities that have adopted ASU 2016-13, otherwise effective date is the same as ASU 2016-13. The Corporation’s current plan is to adopt ASU 2016-13 January 1, 2023 and will simultaneously implement ASU 2022-02.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and analysis is intended as a review of material changes in and significant factors affecting the financial condition and results of operations of First United Corporation and its consolidated subsidiaries for the periods indicated. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and the notes thereto contained in Item 1 of Part I of this report, as well as the audited consolidated financial statements and related notes included in First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021.

Unless the context clearly suggests otherwise, references in this report to “us”, “we”, “our”, and “the Corporation” are to First United Corporation and its consolidated subsidiaries.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements do not represent historical facts, but are statements about management’s beliefs, plans and objectives about the future, as well as its assumptions and judgments concerning such beliefs, plans and objectives. These statements are evidenced by terms such as "anticipate," "estimate," "should," "expect," "believe," "intend," and similar expressions. Although these statements reflect management’s good faith beliefs and projections, they are not guarantees of future performance and they may not prove true. The beliefs, plans and objectives on which forward-looking statements are based involve risks and uncertainties that could cause actual results to differ materially from those addressed in the forward-looking statements. For a discussion of these risks and uncertainties, see the section of the periodic reports that First United Corporation files with the Securities and Exchange Commission entitled "Risk Factors".

FIRST UNITED CORPORATION

First United Corporation is a Maryland corporation chartered in 1985 and a financial holding company registered with the Board of Governors of the Federal Reserve System (the “FRB”) under the Bank Holding Company Act of 1956, as amended.  The Corporation’s primary business is serving as the parent company of First United Bank & Trust, a Maryland trust company (the “Bank”), First United Statutory Trust I (“Trust I”) and First United Statutory Trust II (“Trust II” and together with Trust I, the “Trusts”), both Connecticut statutory business trusts. The Trusts were formed for the purpose of selling trust preferred securities that qualified as Tier 1 capital. The Bank has two consumer finance company subsidiaries - OakFirst Loan Center, Inc., a West Virginia corporation, and OakFirst Loan Center, LLC, a Maryland limited liability company - and two subsidiaries that it uses to hold real estate acquired through foreclosure or by deed in lieu of foreclosure - First OREO Trust, a Maryland statutory trust, and FUBT OREO I, LLC, a Maryland limited liability company. In addition, the Bank owns 99.9% of the limited partnership interests in Liberty Mews Limited Partnership, a Maryland limited partnership formed for the purpose of acquiring, developing and operating low-income housing units in Garrett County, Maryland, and a 99.9% non-voting membership interest in MCC FUBT Fund, LC, an Ohio limited liability company formed for the purpose of acquiring, developing and operating low-income housing units in Allegany County, Maryland.

At March 31, 2022, the Corporation’s total assets were $1.8 billion, net loans were $1.2 billion, and deposits were $1.5 billion. Shareholders’ equity at March 31, 2022 was $137.1 million.

The Corporation maintains an Internet site at www.mybank.com on which it makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC.

SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data for the three month periods ended March 31, 2022 and 2021 and is qualified in its entirety by the detailed information and unaudited financial statements, including the notes thereto, included elsewhere in this quarterly report.

	As of the three months ended
	March 31,
	2022	2021
Per Share Data
Basic net income per common share (1) - as reported	$0.86	$0.49
Basic net income per common share (1) - non-GAAP	$0.86	$0.86
Diluted net income per common share (1) - as reported	$0.86	$0.49
Diluted net income per common share (1) - non-GAAP	$0.86	$0.86
Basic book value per common share - as reported	$20.22	$18.46
Diluted book value per common share - as reported	$20.19	$18.45

Significant Ratios:

Return on Average Assets (a) (1) - as reported	1.31%	0.79%
Settlement expenses, net of income tax	—	0.59%
Adjusted Return on Average Assets (a) (1) (non-GAAP)	1.31%	1.38%

Return on Average Equity (a) (1) - as reported	16.49%	10.58%
Settlement expenses, net of income tax	—	5.41%
Income tax effect of adjustment	—	2.49%
Adjusted Return on Average Equity (a) (1) (non-GAAP)	16.49%	18.48%

Average Equity to Average Assets	7.94%	7.45%

Capital Ratios:

Consolidated Total Capital (to risk weighted assets)	15.67%	16.24%
Consolidated Tier 1 Capital (to risk weighted assets)	14.52%	14.99%
Consolidated Common Equity Tier 1 Capital (to risk weighted assets)	12.42%	12.76%
Consolidated Tier 1 Capital (to average assets)	10.94%	10.22%

(1) See reconciliation of this non-GAAP financial measure provided elsewhere herein associated with settlement expenses incurred during the first quarter of 2021.

Note: (a) Annualized

RESULTS OF OPERATIONS

Overview

Consolidated net income was $5.7 million for the first quarter of 2022 compared to $3.4 million for the first quarter of 2021.  Basic and diluted net income per share for the first quarter of 2022 were both $0.86, compared to basic and diluted net income per share of $0.49 for the first quarter of 2021.  The increase in earnings for the first quarter of 2022 was primarily driven by the reduction of $3.3 million in litigation settlement expenses recorded in the first quarter of 2021.  Additionally, we experienced an increase in net interest income, a credit to provision expense, stable non-interest income and reduced professional fees, marketing expenses and telephone related expenses offset by increases to salaries and employee benefits and other real estate owned (“OREO”) expenses.

Net interest income, on a non-GAAP, fully tax equivalent (“FTE”) basis, increased by $1.1 million (8.9%) for the first quarter 2022 when compared to the first quarter of 2021.  This increase was driven by stable interest income and a 56% decrease in interest expense of $1.0 million.  Interest income on loans decreased $0.3 million due to a decrease in average loan balances of $33.9 million and a reduction of unearned fees, primarily related to Paycheck Protection Program (“PPP”) loan forgiveness during 2021.  Investment income increased $0.4 million due to an increase in average balances related to the deployment of excess cash balances to purchase investment securities late in the fourth quarter of 2021 and early in the first quarter of 2022.  The reduction of interest expense resulted from the lowering of deposit rates throughout 2021, the declining balances in the higher cost CD portfolio and the prepayment of the Federal Home Loan Bank (“FHLB”) advances in 2021. The net interest margin for the first quarter of 2022 was 3.40%, compared to 3.11% for the first quarter of 2021.

Other operating income, including gains, for the first quarter of 2022 decreased by approximately $0.5 million when compared to the same period of 2021.  An increase of $0.1 million in service charge and debit card income was offset by a decline of $0.1 million in trust and brokerage income due to the decline in the market value of assets under management during the first quarter of 2022, which was driven by the volatile stock market and the increase in interest rates during the quarter.  Net gains decreased $0.5 million when comparing the first quarter of 2022 to the first quarter of 2021.  This decrease was due to the slowing of refinance activity in the mortgage portfolio, which resulted in fewer gains on sales in 2022.

Non-GAAP, core operating expenses, exclusive of the $3.3 million in litigation settlement expense recorded in the first quarter of 2021, increased by $1.4 million when comparing the first quarter of 2022 to the first quarter of 2021.  This increase was driven by an increase in salaries and benefits of $0.9 million related in part to a reduction in deferred loan origination costs in 2021 (primarily related to PPP activities) and increased incentive pay, offset by a decline in life and health insurance related to reduced claims.  OREO expenses increased by $0.5 million due to an expense credit in the first quarter of 2021 related to gains on sales of properties.  Equipment and data processing fees also increased $0.3 million quarter over quarter.  These increases were offset by a decrease of $0.2 million in professional services and $0.1 million in telephone related expenses.

The provision for loan losses was a credit of $0.4 million for the quarter ended March 31, 2022 and an expense of $0.1 million for the quarter ended March 31, 2021.  The credit to provision expense recorded in the first quarter of 2022 was attributable to reductions in the qualitative factors, particularly related to the continued payment performance of previously modified loans that began performing in accordance with their original payment terms. Net charge-offs of $0.2 million were recorded for the quarter ended March 31, 2022, compared to net charge offs of $42,000 for the same period of 2021. The ratio of the ALL to loans outstanding, including PPP loan balances, was 1.29% at March 31, 2022 compared to 1.38% at December 31, 2021.  The ratio of ALL to loans outstanding, excluding PPP loan balances of $1.3 million and $7.7 million, respectively was 1.30% at March 31, 2022 and 1.39% at December 31, 2021, non-GAAP.

The effective income tax rates as a percentage of income for the three month periods ended March 31, 2022 and 2021 were 25.0% and 24.3%, respectively.  The slight increase in the tax rate for the 2022 period was primarily due to the reduction in tax exempt income as well as the reduction in tax credits related to the expiration of a low-income housing tax credit in June 2021.  A new 2021 investment in a low-income housing tax credit is expected to provide tax benefits later in 2022 and future years.

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

The following table presents a reconciliation of net income and basic and diluted earnings per share (as reported) to adjusted net income and adjusted basic and diluted earnings per share:

	Three months ended March 31,
	2022	2021
(in thousands, except for per share amount)
Net income - as reported	$5,715	$3,430
Adjustments:
Settlement expense	—	3,300
Income tax effect of adjustment	—	(735)
Adjusted net income (non-GAAP)	$5,715	$5,995

Basic and Diluted earnings per share - as reported	$0.86	$0.49
Adjustments:
Settlement expense	—	0.47
Income tax effect of adjustment	—	(0.10)
Adjusted basic and diluted earnings per share (non-GAAP)	$0.86	$0.86

Significant Ratios:

Return on Average Assets (1) - as reported	1.31%	0.79%
Settlement expenses, net of income tax effect	—	0.59%
Adjusted Return on Average Assets (1) (non-GAAP)	1.31%	1.38%

Return on Average Equity (1) - as reported	16.49%	10.58%
Settlement expenses, net of income tax effect	—	7.90%
Adjusted Return on Average Equity (1) (non-GAAP)	16.49%	18.48%

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

The tables below summarizes net interest income for the three month periods ended March 31, 2022 and 2021.

	GAAP		Non-GAAP - FTE
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(dollars in thousands)	2022	2021	2022	2021
Interest income	$14,147	$14,062	$14,388	$14,301
Interest expense	806	1,826	806	1,826
Net interest income	$13,341	$12,236	$13,582	$12,475
Net interest margin %	3.34%	3.05%	3.40%	3.11%

The following tables set forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the three month periods ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022			2021
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Loans	$1,168,803	$12,450	4.32%	$1,202,677	$12,754	4.30%
Investment Securities:
Taxable	363,155	1,406	1.57%	255,853	990	1.57%
Non taxable	28,022	505	7.31%	26,075	492	7.65%
Total	391,177	1,911	1.98%	281,928	1,482	2.13%
Federal funds sold	53,321	18	0.14%	135,458	24	0.07%
Interest-bearing deposits with other banks	5,255	1	0.08%	2,668	1	0.15%
Other interest earning assets	1,029	8	3.15%	4,459	40	3.64%
Total earning assets	1,619,585	14,388	3.60%	1,627,190	14,301	3.56%
Allowance for loan losses	(15,900)			(16,404)
Non-earning assets	165,549			154,347
Total Assets	$1,769,234			$1,765,133
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$284,799	$89	0.13%	$202,530	$172	0.34%
Interest-bearing money markets	295,923	63	0.09%	358,038	170	0.19%
Savings deposits	243,919	18	0.03%	202,968	25	0.05%
Time deposits	154,811	305	0.80%	227,548	779	1.39%
Short-term borrowings	59,555	18	0.12%	50,301	24	0.19%
Long-term borrowings	30,929	313	4.10%	100,929	656	2.64%
Total interest-bearing liabilities	1,069,936	806	0.31%	1,142,314	1,826	0.65%
Non-interest-bearing deposits	530,672			465,476
Other liabilities	28,109			25,802
Shareholders’ Equity	140,517			131,541
Total Liabilities and Shareholders’ Equity	$1,769,234			$1,765,133
Net interest income and spread		$13,582	3.29%		$12,475	2.91%
Net interest margin			3.40%			3.11%

(1)	The above table reflects the average rates earned or paid stated on an FTE basis assuming a 21% tax rate for 2022 and 2021. Non-GAAP interest income on a fully taxable equivalent was $241 and $239, respectively.
(2)	Net interest margin is calculated as net interest income divided by average earning assets.
(3)	The average yields on investments are based on amortized cost.

The stable interest income was driven by a reduction in interest and fees on loans related to reduced fees and average balances of $33.9 million, primarily PPP loans. This decline was offset by increased interest income on the investment portfolio driven by an increase in average balances of $109.2 million.

The decrease in interest expense was driven by further reductions in deposit rates during 2021 and reducing the cost of interest-bearing deposits by 27 basis points and a decline in average balances of $11.6 million. The prepayment of the $70.0 million of FHLB advances in 2021 also contributed to the reduced interest expense.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense for our average interest-earning assets and average interest-bearing liabilities for the three month periods ended March 31, 2022 and 2021:

	For the Three months ended March 31, 2022
	compared to the three months ended March 31, 2021
(in thousands and tax equivalent basis)	Volume	Rate	Net
Interest Income:
Loans	$(364)	$60	$(304)
Taxable Investments	422	(6)	416
Non-taxable Investments	37	(24)	13
Federal funds sold	(15)	9	(6)
Interest-bearing deposits	1	(1)	0
Other interest earning assets	(31)	(1)	(32)
Total interest income	50	37	87
Interest Expense:
Interest-bearing demand deposits	70	(153)	(83)
Interest-bearing money markets	(30)	(77)	(107)
Savings deposits	6	(13)	(7)
Time deposits	(253)	(221)	(474)
Short-term borrowings	5	(11)	(6)
Long-term borrowings	(461)	118	(343)
Total interest expense	(663)	(357)	(1,020)
Net interest income	$713	$394	$1,107

(1)	The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

Specific allocations have been made for impaired loans where management has determined that the collateral supporting the loans is not adequate to cover the loan balance, and the qualitative factors affecting the ALL have been adjusted based on the current economic environment and the characteristics of the loan portfolio.

Other Income

The composition of other operating income for the three month periods ended March 31, 2022 and 2021 is illustrated in the following table:

	Income as % of
	Total Other Income
	Three Months Ended
	March 31,
(in thousands)	2022		2021
Service charges on deposit accounts	$465	10%	$405	9%
Other service charges	213	5%	211	5%
Trust department	2,189	50%	2,241	52%
Debit card income	886	20%	810	19%
Bank owned life insurance	292	7%	286	7%
Brokerage commissions	220	5%	268	6%
Other income	117	3%	117	2%
	$4,382	100%	$4,338	100%

Other Operating Expenses

The composition of other operating expenses for the three month periods ended March 31, 2022 and 2021 is illustrated in the following table:

	Expense as % of
	Total Other Operating Expenses
	Three Months Ended
	March 31,
(in thousands)	2022		2021
Salaries and employee benefits	$5,968	56%	$4,988	40%
FDIC premiums	174	2%	183	1%
Equipment	1,044	10%	851	7%
Occupancy	727	7%	725	6%
Data processing	821	8%	726	6%
Marketing	106	1%	146	1%
Professional services	520	5%	766	6%
Contract labor	165	1%	148	1%
Telephone	114	1%	215	2%
Other real estate owned	95	1%	(412)	(3)%
Investor relations	96	1%	124	1%
Settlement expense	—	0%	3,300	26%
Contributions	21	0%	23	0%
Other	727	7%	740	6%
	$10,578	100%	$12,523	100%

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

FINANCIAL CONDITION

Balance Sheet Overview

Total assets at March 31, 2022 increased to $1.8 billion, representing a $30.5 million increase since December 31, 2021.  During the first quarter of 2022, cash and interest-bearing deposits in other banks decreased by $39.6 million, the investment portfolio increased by $42.2 million and gross loans increased by $27.7 million.  Management made a strategic decision to deploy excess cash balances early in the first quarter of 2022 by purchasing approximately $50.0 million in short-term treasury bonds.  OREO balances remained stable during the first quarter although there continues to be interest in parcels of real estate that previously secured a large commercial participation loan.  We anticipate further reductions to OREO balances during 2022 as we consummate additional sale contracts.

Total liabilities increased by $35.3 million when compared to liabilities at December 31, 2021.  The increase in the first quarter of 2022 was attributable to core relationship deposit growth of $38.2 million.  Balances in short-term borrowings related to our Treasury Management product increased slightly by $1.2 million.  Total shareholders’ equity decreased by $4.8 million during the quarter, as net income of $5.7 million was offset by the payment of $1.0 million in dividends and the decline of $9.6 million in accumulated other comprehensive loss related to declining market values of our investment portfolio and pension plan assets.

Loan Portfolio

The following table presents the composition of our loan portfolio at the dates indicated:

(dollars in thousands)	March 31, 2022		December 31, 2021
Commercial real estate	$391,136	33%	$374,291	32%
Acquisition and development	133,031	11%	128,077	11%
Commercial and industrial *	194,914	17%	180,976	16%
Residential mortgage	399,704	34%	404,686	35%
Consumer	62,616	5%	65,657	6%
Total Loans	$1,181,401	100%	$1,153,687	100%

*Includes $1.3 million of PPP loans at March 31, 2022 and $7.7 million at December 31, 2021

Outstanding loans of $1.2 billion at March 31, 2022 reflected an increase of $27.7 million during the first quarter of 2022.  Core commercial loan growth was offset slightly by PPP loan forgiveness.  Commercial real estate (:CRE”) loans increased by $16.8 million, acquisition and development (“A&D”) loans increased by $5.0 million and commercial and industrial loans increased by $14.0 million, as growth in core portfolio loans of $20.4 million was offset by $6.4 million of PPP loan forgiveness.  Residential mortgage loans decreased $5.0 million resulting from amortization of the portfolio as well as paydowns and payoffs.  The refinancing activity continued to slow in the first quarter and much of the production of residential mortgage loans was booked to the in-house portfolio. The consumer loan portfolio decreased by $3.0 million.

Commercial loan production for the three months ended March 31, 2022 was approximately $68.1 million.  At March 31, 2022, unfunded, committed commercial construction loans totaled approximately $25.6 million. Commercial amortization and payoffs were approximately $45.1 million through March 31, 2022, exclusive of PPP loans.

Consumer mortgage loan production for the first quarter of 2022 was approximately $20.5 million with the vast majority of this production being comprised of in-house mortgages.  The production and pipeline mix of in-house, portfolio loans and investor loans as of March 31, 2022 consisted of $13.4 million in portfolio loans and $1.0 million in investor loans.  Production levels have slowed for residential mortgages as compared to the first quarter of 2021 based on the long-term interest rate increases that have occurred during the fourth quarter of 2021 and into the first quarter of 2022.

Non-accrual loans totaled $2.3 million at March 31, 2022 compared to $2.5 million at December 31, 2021.  The slight decrease in non-accrual balances at March 31, 2022 was primarily related to $0.1 million of one commercial and industrial loan that paid off in the first quarter of 2022.

Risk Elements of Loan Portfolio

The following table presents the risk elements of our loan portfolio at the dates indicated. Management is not aware of any potential problem loans other than those listed in this table or discussed below.

(dollars in thousands)	March 31, 2022	% of Applicable Portfolio	December 31, 2021	% of Applicable Portfolio
Non-accrual loans:
Commercial real estate	$73	0.02%	$81	0.02%
Acquisition and development	381	0.29%	390	0.30%
Commercial and industrial	—	0.00%	90	0.05%
Residential mortgage	1,878	0.47%	1,901	0.47%
Total non-accrual loans	$2,332	0.20%	$2,462	0.21%
Accruing Loans Past Due 90 days or more:
Residential mortgage	$—		$148
Consumer	37		152
Total loans past due 90 days or more	$37		$300
Total non-accrual and accruing loans past due 90 days or more	$2,369		$2,762
Restructured Loans (TDRs):
Performing	$2,934		$2,997
Non-accrual (included above)	294		300
Total TDRs	$3,228		$3,297
Other real estate owned	$4,477		$4,477
Total Non-performing assets	$6,846		$7,239
Impaired loans without a valuation allowance	5,157		5,248
Impaired loans with a valuation allowance	374		480
Total impaired loans	$5,531		$5,728
Valuation allowance related to impaired loans	$35		$64

Non-accrual loans to total loans (as %)	0.20%		0.21%
Non-performing loans to total loans (as %)	0.20%		0.24%
Non-performing assets to total assets (as %)	0.39%		0.42%
Allowance for loan losses to non-accrual loans (as %)	655.75%		648.05%
Allowance for loan losses to non-performing assets (as %)	223.37%		220.40%

Performing loans considered to be impaired (including performing troubled debt restructurings, or TDRs), as defined and identified by management, amounted to $2.9 million at March 31, 2022 and $3.0 million at December 31, 2021. Loans are identified as impaired when, based on current information and events, management determines that we will be unable to collect all amounts due according to contractual terms. These loans consist primarily of A&D loans and CRE loans. The fair values are generally determined based upon independent third-party appraisals of the collateral or discounted cash flows based upon the expected proceeds. Specific allocations have been made where management believes there is insufficient collateral to repay the loan balance if liquidated and there is no secondary source of repayment available.

The following table presents the details of impaired loans that are TDRs by class at March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Contracts	Investment	Contracts	Investment
Performing
Commercial real estate
Non owner-occupied	1	$105	1	$106
All other CRE	2	2,138	2	2,178
Acquisition and development
1-4 family residential construction	1	231	1	239
All other A&D	—	—	—	—
Commercial and industrial	—	—	—	—
Residential mortgage
Residential mortgage – term	6	460	6	474
Residential mortgage – home equity	—	—	—	—
Consumer	—	—	—	—
Total performing	10	$2,934	10	$2,997
Non-accrual
Commercial real estate
Non owner-occupied	—	$—	—	$—
All other CRE	—	—	—	—
Acquisition and development
1-4 family residential construction	—	—	—	—
All other A&D	—	—	—	—
Commercial and industrial	—	—	—	—
Residential mortgage
Residential mortgage – term	2	294	2	300
Residential mortgage – home equity	—	—	—	—
Consumer	—	—	—	—
Total non-accrual	2	294	2	300
Total TDRs	12	$3,228	12	$3,297

The level of TDRs was $3.2 million at March 31, 2022 compared to $3.3 million at December 31, 2021, with a slight reduction due to payments made during the first three months of 2022. There were no new TDRs during the first three months of 2022.

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

The ALL is also based on estimates, and actual losses will vary from current estimates. These estimates are reviewed quarterly, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the ALL. The methodology used to determine the adequacy of the ALL is consistent with prior years. An estimate for probable losses related to unfunded lending commitments, such as letters of credit and binding but unfunded loan commitments is also prepared. This estimate is computed in a manner similar to the methodology described above, adjusted for the probability of actually funding the commitment.  The ALL decreased to $15.3 million at March 31, 2022 compared to $16.0 million at December 31, 2021.

The ratio of net charge offs to average loans for the quarter ended March 31, 2022 was an annualized 0.08%, compared to net charge offs to average loans of 0.01% for 2021.  The decline was primarily driven by increased charge-offs on our portfolio.  Our special assets team continues to aggressively collect on charged-off loans.

The ALL at March 31, 2022 is adequate to provide for probable credit losses inherent in our loan portfolio. Amounts that will be recorded for the provision for loan losses in future periods will depend upon trends in the loan balances, including the composition of the loan portfolio, changes in loan quality and loss experience trends, potential recoveries on previously charged-off loans and changes in other qualitative factors. Management also applies interest rate risk, collateral value and debt service sensitivity analyses to the Commercial real estate loan portfolio and obtains new appraisals on specific loans under defined parameters to assist in the determination of the periodic provision for loan losses.

The following table presents a summary of the activity in the ALL for the three months ended March 31:

(dollars in thousands)	2022	2021
Balance, January 1	$15,955	$16,486
Charge-offs:
Acquisition and development	—	(81)
Commercial and industrial	(48)	—
Residential mortgage	(9)	(82)
Consumer	(246)	(80)
Total charge-offs	(303)	(243)
Recoveries:
Commercial real estate	1	—
Acquisition and development	18	101
Commercial and industrial	3	36
Residential mortgage	15	17
Consumer	22	47
Total recoveries	59	201
Net recoveries/(losses)	(244)	(42)
Provision/(credit) for loan losses	(419)	110
Balance at end of period	$15,292	$16,554

Allowance for loan losses to gross loans outstanding (as %)	1.29%	1.38%

Net (Charge-offs)/Recoveries as a % of Average Applicable Portfolio

	2022	2021
Commercial real estate	0.00%	0.00%
Acquisition and development	0.06%	0.07%
Commercial and industrial	(0.10)%	0.05%
Residential mortgage	0.01%	(0.07)%
Consumer	(1.42)%	(0.37)%

Investment Securities

At March 31, 2022, the total amortized cost basis of the available-for-sale investment portfolio was $154.3 million, compared to a fair value of $143.6 million. Unrealized gains and losses on securities available-for-sale are reflected in accumulated other comprehensive loss, a component of shareholders’ equity. The amortized cost basis of the held to maturity portfolio was $241.7 million, compared to a fair value of $235.0 million.

The following table presents the composition of our securities portfolio at amortized cost and fair values at the dates indicated:

	March 31, 2022			December 31, 2021
	Amortized	Fair Value	FV as %	Amortized	Fair Value	FV as %
(dollars in thousands)	Cost	(FV)	of Total	Cost	(FV)	of Total
Securities Available for Sale:
U.S. government agencies	$11,070	$10,298	7%	$69,602	$67,169	23%
Residential mortgage-backed agencies	48,319	44,298	31%	49,630	48,661	17%
Commercial mortgage-backed agencies	38,907	36,233	25%	51,694	50,868	19%
Collateralized mortgage obligations	27,994	25,997	18%	93,018	90,077	31%
Obligations of state and political subdivisions	8,351	8,464	6%	12,439	12,804	4%
Corporate bonds	1,000	1,000	1%	—	—	—
Collateralized debt obligations	18,616	17,319	12%	18,609	17,192	6%
Total available for sale	$154,257	$143,609	100%	$294,992	$286,771	100%
Securities Held to Maturity:
U.S. treasuries	$37,012	$36,059	15%	$—	$—	—
U.S. government agencies	67,527	63,005	27%	—	—	—
Residential mortgage-backed agencies	29,068	27,758	12%	30,634	30,847	47%
Commercial mortgage-backed agencies	26,525	25,382	11%	5,456	5,601	9%
Collateralized mortgage obligations	58,490	55,523	24%	—	—	—
Obligations of state and political subdivisions	23,034	27,299	11%	20,169	28,921	44%
Total held to maturity	$241,656	$235,026	100%	$56,259	$65,369	100%

Total fair value of investment securities available for sale decreased by $143.2 million since December 31, 2021 due to the transfer of investments from available-for-sale to held to maturity in the first quarter 2022.  At March 31, 2022, the securities classified as available-for-sale included a net unrealized loss of $10.6 million, which represents the difference between the fair value and amortized cost of securities in the portfolio.

The Corporation reassessed classification of certain investments and effective February 1, 2022, the Corporation transferred $139.0 million of callable agencies, obligation of state and political subdivisions, and collateralized mortgage obligations from available for sale to held to maturity securities.  The transfer occurred at fair value.  The related unrealized loss of $8.4 million included in other comprehensive loss remained in other comprehensive loss, to be amortized out of other comprehensive loss with an offsetting entry to interest income as a yield adjustment over the remaining term of the securities.  No gain or loss was recorded at the time of transfer.  The transfer of these securities was completed in an effort to mitigate further decline in fair market value in a rising rate environment.  Management’s assessment of the portfolio included lower yielding bonds and the risk of extension in an up 300 basis point shock.

As discussed in Note 6 to the consolidated financial statements presented elsewhere in this report, the Corporation measures fair market values based on the fair value hierarchy established in ASC Topic 820, Fair Value Measurements and Disclosures. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Level 3 prices or valuation techniques require inputs that are both significant to the valuation assumptions and are not readily observable in the market (i.e. supported with little or no market activity). These Level 3 instruments are valued based on both observable and unobservable inputs derived from the best available data, some of which is internally developed, and considers risk premiums that a market participant would require.

Approximately $126.3 million of the available-for-sale portfolio was valued using Level 2 pricing and had net unrealized losses of $9.3 million at March 31, 2022. The remaining $17.3 million of the securities available-for-sale represents the entire collateralized debt obligation (“CDO”) portfolio, which was valued using significant unobservable inputs (Level 3 assets). The $1.3 million in net unrealized losses associated with this portfolio relates to nine pooled trust preferred securities that comprise the CDO portfolio. Net unrealized losses of $0.6 million represent non-credit related OTTI charges on seven of the securities, while $0.7 million of unrealized losses relates to two securities which have had no credit related OTTI.

The following table provides a summary of the trust preferred securities in the CDO portfolio and the credit status of these securities as of March 31, 2022:

Level 3 Investment Securities Available for Sale
(dollars in thousands)
Investment Description		First United Level 3 Investments				Security Credit Status
							Deferrals/			Collateral	Number of
							Defaults			Support	Performing
			Fair	Unrealized	Lower		as % of			as % of	Issuers/
		Amortized	Market	Gain/	Credit	Original	Original	Performing	Collateral	Performing	Total
Deal	Class	Cost	Value	(Loss)	Rating	Collateral	Collateral	Collateral	Support	Collateral	Issuers
Preferred Term Security XVIII*	C	$1,894	$1,547	$(347)	C	676,565	14.82%	267,395	22,044	8.24%	40 / 56
Preferred Term Security XVIII	C	2,717	2,320	(397)	C	676,565	14.82%	267,395	22,044	8.24%	40 / 56
Preferred Term Security XIX*	C	1,843	1,876	33	C	700,535	6.57%	407,420	32,950	8.09%	45 / 51
Preferred Term Security XIX*	C	1,103	1,125	22	C	700,535	6.57%	407,420	32,950	8.09%	45 / 51
Preferred Term Security XIX*	C	2,557	2,626	69	C	700,535	6.57%	407,420	32,950	8.09%	45 / 51
Preferred Term Security XIX*	C	1,105	1,126	21	C	700,535	6.57%	407,420	32,950	8.09%	45 / 51
Preferred Term Security XXII*	C-1	1,610	1,519	(91)	C	1,386,600	10.13%	624,548	76,881	12.31%	58 / 71
Preferred Term Security XXII*	C-1	4,023	3,796	(227)	C	1,386,600	10.13%	624,548	76,881	12.31%	58 / 71
Preferred Term Security XXIII	C-1	1,764	1,384	(380)	C	1,467,000	14.52%	605,955	81,169	13.40%	69 / 83

Total Level 3 Securities Available for Sale		$18,616	$17,319	$(1,297)

*Security has been deemed other-than-temporarily impaired and loss has been recognized in accordance with ASC Section 320-10-35.

The terms of the debentures underlying trust preferred securities allow the issuer of the debentures to defer interest payments for up to 20 quarters, and, in such case, the terms of the related trust preferred securities allow their issuers to defer dividend payments for up to 20 quarters. Some of the issuers of the trust preferred securities in our investment portfolio have defaulted and/or deferred payments ranging from 8.09% to 13.40% of the total collateral balances underlying the securities. The securities were designed to include structural features that provide investors with credit enhancement or support to provide default protection by subordinated tranches. These features include over-collateralization of the notes or subordination, excess interest or spread which will redirect funds in situations where collateral is insufficient, and a specified order of principal payments. There are securities in our portfolio that are under-collateralized, which does represent additional stress on our tranche. However, in these cases, the terms of the securities require excess interest to be redirected from subordinate tranches as credit support, which provides additional support to our investment.

Deposits

The following table presents the composition of our deposits at the dates indicated:

(dollars in thousands)	March 31, 2022		December 31, 2021

Non-interest-bearing demand deposits	$530,901	35%	$501,627	34%

Interest-bearing deposits:
Demand	284,582	19%	228,175	16%
Money Market	292,401	19%	339,748	23%
Savings deposits	251,378	17%	236,595	16%
Time deposits	148,293	10%	163,229	11%
Total Deposits	$1,507,555	100%	$1,469,374	100%

Total deposits at March 31, 2022 increased by $38.2 million when compared to deposits at December 31, 2021.  During the first quarter of 2022, non-interest-bearing deposits increased by $29.3 million, driven by retail commercial account growth. Traditional savings accounts increased by $14.8 million as we continued to see significant growth in our Prime Saver product, and total demand deposits increased by $56.4 million. Total money market accounts decreased by $47.3 million as some of our municipal accounts are shifting balances to state offered account products paying higher rates. Time deposits decreased by $14.9 million as we continued to hold rates low due to our higher cash balances.

Borrowed Funds

The following table presents the composition of our borrowings at the dates indicated:

(in thousands)	March 31, 2022	December 31, 2021
Securities sold under agreements to repurchase	$58,902	$57,699
Total short-term borrowings	58,902	57,699
Junior subordinated debt	30,929	30,929
Total long-term borrowings	$30,929	$30,929

Total short-term borrowings increased by $1.2 million during the first three months of 2022. This increase was due to increased cash balances from existing Treasury Management accounts.

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

At March 31, 2022, we were asset sensitive.

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

Based on the simulation analysis performed at March 31, 2022 and December 31, 2021, management estimated the following changes in net interest income, assuming the indicated rate changes:

(Dollars in thousands)	March 31, 2022	December 31, 2021
+400 basis points	$3,381	$4,072
+300 basis points	$3,640	$3,233
+200 basis points	$1,847	$2,315
+100 basis points	$970	$1,160
-100 basis points	$(3,497)	$(3,110)

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

Management believes that no material changes in our market risks, our procedures used to evaluate and mitigate those risks, or our actual or simulated sensitivity positions have occurred since December 31, 2021. Our NII simulation analysis as of December 31, 2021 is included in Item 7 of Part II Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2021 under the heading “Market Risk and Interest Sensitivity.

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

Capital Resources

We require capital to fund loans, satisfy our obligations under the Bank’s letters of credit, meet the deposit withdrawal demands of the Bank’s customers, and satisfy our other monetary obligations. To the extent that deposits are not adequate to fund our capital requirements, we can rely on the funding sources identified above under the heading “Liquidity Management”. At March 31, 2022, the Bank had $130.0 million available through unsecured lines of credit with correspondent banks, and approximately $187.5 million available through the FHLB. Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our ability to meet our future capital requirements.

In addition to operational requirements, the Bank is subject to risk-based capital regulations, which were adopted and are monitored by federal banking regulators. These regulations are used to evaluate capital adequacy and require an analysis of an institution’s asset risk profile and off-balance sheet exposures, such as unused loan commitments and stand-by letters of credit.  Based on capital ratios at March 31, 2022, the Bank was considered to be well-capitalized.

The following table presents the Bank’s capital ratios as of the dates indicated:

	March 31, 2022	December 31, 2021	Required for Capital Adequacy Purposes	Required to be Well Capitalized
Total Capital (to risk-weighted assets)
First United Bank & Trust	14.77%	14.97%	8.00%	10.00%
Tier 1 Capital (to risk-weighted assets)
First United Bank & Trust	13.59%	13.72%	6.00%	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
First United Bank & Trust	13.59%	13.72%	4.50%	6.50%
Tier 1 Capital (to average assets)
First United Bank & Trust	10.14%	10.00%	4.00%	5.00%

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Contractual Obligations

The Corporation enters into contractual obligations in the normal course of business. Among these obligations are FHLB advances and junior subordinated debentures, operating lease agreements for banking and subsidiaries’ offices and for data processing and telecommunications equipment. Comparing March 31, 2022 to December 31, 2021, short-term borrowings increased by $1.2 million during the first three months of 2022. This increase was due to increased cash balances from existing Treasury Management accounts.

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

Commitments to extend credit in the form of consumer, commercial and business at the dates indicated were as follows:

(in thousands)	March 31, 2022	December 31, 2021
Residential Mortgage - home equity	$68,078	$66,874
Residential Mortgage - construction	20,498	18,657
Commercial	129,141	136,897
Consumer - personal credit lines	4,494	4,551
Standby letters of credit	15,643	15,711
Total	$237,854	$242,690

The decrease of $4.8 million in commitments at March 31, 2022 when compared to December 31, 2021 was due to utilization of funds and balances moving to outstanding balances in the loan portfolio.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is included in Item 2 of Part I of this report under the caption “Market Risk and Interest Sensitivity” and in Item 7 of Part II of First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021 under the heading “Market Risk and Interest Sensitivity” both of which are incorporated in this Item 3 by reference.

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

An evaluation of the effectiveness of these disclosure controls as of March 31, 2022 was carried out under the supervision and with the participation of management, including the PEO and the PFO. Based on that evaluation, management, including the PEO and the PFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the three months ended March 31, 2022, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021. Management does not believe that any material changes in our risk factors have occurred since they were last disclosed except as follows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits filed or furnished with this quarterly report are listed in the following Exhibit Index.

Exhibit	Description
10.1	Appendix A to the First United Corporation Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to First United Corporation’s Current Report on Form 8-K filed on March 15, 2022)*
10.2	Appendix A to the First United Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to First United Corporation’s Current Report on Form 8-K filed on March 15, 2022)
31.1	Certifications of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
31.2	Certifications of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
32	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)
101.INS	Inline XBRL Instance Document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	The cover page of First United Corporation’s Quarterly Report on Form 10Q for the quarter ended March 31, 2022 formatted in Inline XBRL, included within the Exhibit 101 attachments (filed herewith).

* Portions of the exhibit have been omitted pursuant to Item 601(b)(10)(vi) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST UNITED CORPORATION

Date: May 9, 2022	/s/ Carissa L. Rodeheaver
Carissa L. Rodeheaver, CPA
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2022	/s/ Tonya K. Sturm
Tonya K. Sturm, Senior Vice President,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)