Form 10-Q
period 2022-06-30
FIRST UNITED CORP/MD/
filed 2022-08-11
CIK 763907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For quarterly period ended June 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,656,395 shares of common stock, par value $.01 per share, as of July 31, 2022.

INDEX TO QUARTERLY REPORT

FIRST UNITED CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

First United Corporation and Subsidiaries

Consolidated Statements of Financial Condition

(In thousands, except share data - Unaudited)

	June 30, 2022	December 31, 2021

Assets
Cash and due from banks	$20,108	$109,823
Interest bearing deposits in banks	1,543	5,897
Cash and cash equivalents	21,651	115,720
Investment securities – available for sale (at fair value)	132,867	286,771
Investment securities – held to maturity (fair value $220,301 at June 30, 2022 and $65,369 at December 31, 2021)	240,588	56,259
Restricted investment in bank stock, at cost	1,026	1,029
Loans held for sale	—	67
Loans	1,233,613	1,153,687
Unearned fees	(104)	(292)
Allowance for loan losses	(15,737)	(15,955)
Net loans	1,217,772	1,137,440
Premises and equipment, net	35,305	34,697
Goodwill and other intangibles	11,947	12,052
Bank owned life insurance	45,739	45,150
Deferred tax assets	13,653	6,857
Other real estate owned, net	4,517	4,477
Right of use assets	2,075	2,247
Pension asset	—	4,765
Accrued interest receivable	5,055	4,821
Other assets	20,260	17,486
Total Assets	$1,752,455	1,729,838
Liabilities and Shareholders’ Equity
Liabilities:
Non-interest bearing deposits	$527,761	$501,627
Interest bearing deposits	956,593	967,747
Total deposits	1,484,354	1,469,374
Short-term borrowings	69,914	57,699
Long-term borrowings	30,929	30,929
Operating lease liability	2,570	2,761
SERP deferred compensation	10,452	10,395
Pension Liability	4,669	—
Accrued interest payable and other liabilities	15,676	15,787
Dividends payable	999	993
Total Liabilities	1,619,563	1,587,938
Shareholders’ Equity:
Common Stock – par value $0.01 per share; Authorized 25,000,000 shares; issued and outstanding 6,656,395 shares at June 30, 2022 and 6,620,955 at December 31, 2021	67	66
Surplus	24,105	23,661
Retained earnings	154,636	145,487
Accumulated other comprehensive loss	(45,916)	(27,314)
Total Shareholders’ Equity	132,892	141,900
Total Liabilities and Shareholders’ Equity	$1,752,455	$1,729,838

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Six Months Ended
	June 30,
	2022	2021

	(Unaudited)
Interest income
Interest and fees on loans	$25,293	$25,829
Interest on investment securities
Taxable	2,946	1,984
Exempt from federal income tax	561	543
Total investment income	3,507	2,527
Other	78	142
Total interest income	28,878	28,498
Interest expense
Interest on deposits:
Savings	36	46
Interest-bearing transaction accounts	319	636
Time deposits	521	1,463
Total interest on Deposits	876	2,145
Interest on short-term borrowings	39	50
Interest on long-term borrowings	651	1,304
Total Interest Expense	1,566	3,499
Net Interest income	27,312	24,999
Provision for loan losses	205	665
Net interest income after provision for loan losses	27,107	24,334
Other operating income
Net gains on investments, available for sale	3	154
Net gains on sale of residential mortgage loans	28	860
Net gains on disposal of fixed assets	34	16
Net gains	65	1,030
Other Income
Service charges on deposit accounts	928	817
Other service charges	445	432
Trust department	4,233	4,275
Debit card income	1,869	1,723
Bank owned life insurance	589	579
Brokerage commissions	533	625
Other	198	612
Total other income	8,795	9,063
Total other operating income	8,860	10,093
Other operating expenses
Salaries and employee benefits	11,761	10,495
FDIC premiums	329	366
Equipment expense	2,073	1,805
Occupancy expense of premises	1,438	1,418
Data processing expense	1,626	1,601
Marketing expense	257	279
Professional services	1,084	2,661
Contract labor	323	333
Telephone	253	483
Losses/(gains) on sales and write downs of other real estate owned, net	247	(610)
Investor relations	219	430
Settlement expense	—	3,300
Contributions	63	50
Other	1,542	1,348
Total other operating expenses	21,215	23,959
Income before income tax expense	14,752	10,468

Provision for income tax expense	3,609	2,635
Net Income	$11,143	$7,833
Basic net income per share	$1.68	$1.15
Diluted net income per share	$1.68	$1.15
Weighted average number of basic shares outstanding	6,639	6,803
Weighted average number of diluted shares outstanding	6,649	6,808
Dividends declared per common share	$0.30	$0.30

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended
	June 30,
	2022	2021

	(Unaudited)
Interest income
Interest and fees on loans	$12,861	$13,097
Interest on investment securities
Taxable	1,540	994
Exempt from federal income tax	279	268
Total investment income	1,819	1,262
Other	51	77
Total interest income	14,731	14,436
Interest expense
Interest on deposits:
Savings	18	21
Interest-bearing transaction accounts	167	293
Time deposits	216	685
Total interest on Deposits	401	999
Interest on short-term borrowings	21	26
Interest on long-term borrowings	338	648
Total Interest Expense	760	1,673
Net Interest income	13,971	12,763
Provision for loan losses	624	555
Net interest income after provision for loan losses	13,347	12,208
Other operating income
Net gains on investments, available for sale	—	154
Gains on sale of residential mortgage loans	7	272
Gains on disposal of fixed assets	6	16
Net gains	13	442
Other Income
Service charges on deposit accounts	463	412
Other service charges	232	221
Trust department	2,044	2,034
Debit card income	983	913
Bank owned life insurance	297	293
Brokerage commissions	313	357
Other	81	91
Total other income	4,413	4,321
Total other operating income	4,426	4,763
Other operating expenses
Salaries and employee benefits	5,793	5,507
FDIC premiums	155	183
Equipment	1,029	954
Occupancy	711	693
Data processing	805	875
Marketing	151	133
Professional services	564	1,491
Contract labor	158	185
Line rentals	139	268
Losses/(gains) on sales and write downs of other real estate owned, net	152	(198)
Investor relations	123	306
Contributions	42	27
Other	815	608
Total other operating expenses	10,637	11,032
Income before income tax expense	7,136	5,939
Provision for income tax expense	1,708	1,536

Net Income	$5,428	$4,403
Basic net income per common share	$0.82	$0.66
Diluted net income per common share	$0.82	$0.66
Weighted average number of basic shares outstanding	6,650	6,609
Weighted average number of diluted shares outstanding	6,661	6,615
Dividends declared per common share	$0.15	$0.15

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Comprehensive (Loss)/Income

(In thousands)

	Six Months Ended
	June 30,
	2022	2021

Comprehensive (Loss)/Income	(Unaudited)
Net Income	$11,143	$7,833
Other comprehensive (loss)/income, net of tax and reclassification adjustments:
Available for sale securities:
Unrealized holding (losses)/gains on investments with OTTI	$(654)	$2,523
Reclassification adjustment for accretable yield realized in income	101	101
Other comprehensive (loss)/income on investments with OTTI	(755)	2,422

Unrealized holding losses on all other AFS investments	$(16,203)	$(4,327)
Unrealized holding losses on securities transferred from available for sale to held to maturity	8,328	—
Reclassification adjustment for gains realized in income	3	154
Other comprehensive losses on all other AFS investments	(7,878)	(4,481)

Held to Maturity Securities
Unrealized holding losses on securities transferred to held to maturity	$(8,328)	$—
Reclassification adjustment for amortization realized in income	(324)	(108)
Other comprehensive (losses)/income on HTM investments	(8,004)	108

Cash flow hedges:
Unrealized holding gains on cash flow hedges	$1,088	$507
Reclassification adjustment for gains realized in income	—	—
Other comprehensive income on cash flow hedges	1,088	507

Pension plan liability:
Unrealized holding (losses)/gains on pension plan liability	$(10,542)	$1,090
Reclassification adjustment for amortization of unrecognized loss realized in income	(558)	(744)
Other comprehensive (loss)/income on pension plan liability	(9,984)	1,834

SERP liability:
Unrealized holding losses on SERP liability	$—	$—
Reclassification adjustment for amortization of unrealized loss realized in income	(135)	(150)
Other comprehensive income on SERP liability	135	150

Other comprehensive (losses)/gains before income tax	(25,398)	540
Income tax benefit/(expense) related to other comprehensive income	6,796	(145)

Other comprehensive (loss)/income, net of tax	(18,602)	395
Comprehensive (loss)/income	$(7,459)	$8,228

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Comprehensive (Loss)/Income

(In thousands)

	Three Months Ended
	June 30,
	2022	2021

Comprehensive (Loss)/Income (in thousands)	(Unaudited)
Net Income	$5,428	$4,403
Other comprehensive (loss)/income, net of tax and reclassification adjustments:
Available for sale securities:
Unrealized holding (losses)/gains on investments with OTTI	$(795)	$2,160
Reclassification adjustment for accretable yield realized in income	51	51
Other comprehensive(loss)/income on investments with OTTI	(846)	2,109

Unrealized holding (losses)/gains on all other AFS investments	$(5,359)	$2,778
Reclassification adjustment for gains realized in income	—	154
Other comprehensive (losses)/gains on all other AFS investments	(5,359)	2,624

Held to Maturity Securities
Unrealized holding losses on securities transferred to held to maturity	$—	$—
Unrealized holding losses on HTM investments	—	—
Reclassification adjustment for amortization realized in income	(230)	(46)
Other comprehensive income on HTM investments	230	46

Cash flow hedges:
Unrealized holding gains/(loss) on cash flow hedges	$249	$(47)
Reclassification adjustment for gains realized in income	—	—
Other comprehensive income/(loss) on cash flow hedges	249	(47)

Pension plan liability:
Unrealized holding (losses)/gains on pension plan liability	$(6,922)	$1,280
Reclassification adjustment for amortization of unrecognized loss realized in income	(279)	(372)
Other comprehensive (losses)/income on pension plan liability	(6,643)	1,652

SERP liability:
Unrealized holding losses on SERP liability	$—	$—
Reclassification adjustment for amortization of unrealized loss realized in income	(67)	(73)
Other comprehensive income on SERP liability	67	73

Other comprehensive (losses)/income before income tax	(12,302)	6,457
Income tax benefit/(expense) related to other comprehensive income	3,293	(1,727)

Other comprehensive (loss)/income, net of tax	(9,009)	4,730
Comprehensive (loss)/income	$(3,581)	$9,133

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except per share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at January 1, 2022	$66	$23,661	$145,487	$(27,314)	$141,900
Net income			5,715		5,715
Other comprehensive loss				(9,593)	(9,593)
Stock based compensation		(4)			(4)
Common stock issued - 15,456 shares		55			55
Common stock dividend declared - $0.15 per share			(995)		(995)
Balance at March 31, 2022	$66	$23,712	$150,207	$(36,907)	$137,078
Net income			5,428		5,428
Other comprehensive loss				(9,009)	(9,009)
Stock based compensation	1	339			340
Common stock issued - 18,416 shares		54			54
Common stock dividend declared - $0.15 per share			(999)		(999)
Balance at June 30, 2022	$67	$24,105	$154,636	$(45,916)	$132,892

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at January 1, 2021	$70	$30,149	$129,691	$(28,863)	$131,047
Net income			3,430		3,430
Other comprehensive loss				(4,335)	(4,335)
Stock based compensation		50			50
Common stock issued - 2,956 shares		46			46
Common stock dividend declared - $0.15 per share			(1,049)		(1,049)
Balance at March 31, 2021	$70	$30,245	$132,072	$(33,198)	$129,189
Net income			4,403		4,403
Other comprehensive income				4,730	4,730
Stock based compensation		296			296
Common stock issued - 3,261 shares		56			56
Common stock repurchase - 400,000 shares	(4)	(7,175)			(7,179)
Common stock dividend declared - $0.15 per share			(939)		(939)
Balance at June 30, 2021	$66	$23,422	$135,536	$(28,468)	$130,556

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended
	June 30,
	2022	2021

	(Unaudited)
Operating activities
Net income	$11,143	$7,833
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	205	665
Depreciation	1,645	1,632
Stock based compensation	336	402
Gains on sales of other real estate owned	—	(596)
Write-downs of other real estate owned	—	(160)
Originations of loans held for sale	(1,043)	(20,744)
Proceeds from sale of loans held for sale	1,138	23,707
Gains from sale of loans held for sale	(28)	(860)
Gains on disposal of fixed assets	(34)	(16)
Net amortization of investment securities discounts and premiums- AFS	100	516
Net (accretion)/amortization of investment securities discounts and premiums- HTM	(405)	168
Amortization of intangible assets	105	—
Gains on sales/calls of investment securities – AFS	(3)	(154)
Earnings on bank owned life insurance	(589)	(579)
Amortization of deferred loan fees	(123)	(1,979)
Amortization of operating lease right of use asset	172	(6)
Increase in accrued interest receivable and other assets	1,300	(502)
Deferred tax benefit	(6,796)	(22)
Operating lease liability	(191)	(13)
Increase/(decrease) in accrued interest payable and other liabilities	3,527	(2,670)
Net cash provided by operating activities	10,459	6,622
Investing activities
Proceeds from maturities/calls of investment securities - AFS	9,583	27,285
Proceeds from maturities/calls of investment securities - HTM	7,571	8,744
Proceeds from sales of investment securities - AFS	1,023	13,687
Purchases of investment securities - AFS	(12,892)	(58,516)
Purchases of investment securities - HTM	(52,459)	(6,332)
Proceeds from sales of other real estate owned	—	3,386
Proceeds from disposal of fixed assets	37	—
Net decrease in restricted stock	3	810
Net (increase)/decrease in loans	(80,454)	45,193
Purchases of loans	—	(20,100)
Purchases of premises and equipment	(2,256)	(741)
Net cash (used in)/provided by investing activities	(129,844)	13,416
Financing activities
Net increase in deposits	14,980	33,745
Issuance of common stock	109	46
Cash dividends paid on common stock	(1,988)	(1,906)
Net increase in short-term borrowings	12,215	246
Stock repurchase	—	(7,179)
Net cash provided by financing activities	25,316	24,952
(Decrease)/increase in cash and cash equivalents	(94,069)	44,990
Cash and cash equivalents at beginning of the year	115,720	149,432
Cash and cash equivalents at end of period	$21,651	$194,422
Supplemental information
Interest paid	$1,667	$3,561
Taxes paid	$3,758	$3,487
Non-cash investing activities:
Transfers from loans to other real estate owned	$40	$—
Transfers from securities available for sale to held to maturity	$139,036	$—

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

Principles of Consolidation

The consolidated financial statements include the accounts of First United Corporation, the Bank, First United Statutory Trust I, First United Statutory Trust II, OakFirst Loan Center, LLC, Oakfirst Loan Center, Inc., First OREO Trust and FUBT OREO I, LLC. All significant inter-company accounts and transactions have been eliminated.

Certain prior period balances have been reclassified to conform to the current period presentation. Operating results for the six and three month periods ended June 30, 2022 are not necessarily indicative of the results that may be expected for the full year or for any future interim period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021.

As used in these notes, the terms “the Corporation” “we”, “us”, and “our” refer to First United Corporation and, unless the context clearly requires otherwise, its consolidated subsidiaries.

The Corporation has evaluated events and transactions occurring subsequent to the statement of financial condition date of June 30, 2022 and through the date these consolidated financial statements were issued, for items of potential recognition or disclosure.

Note 2 – Earnings Per Common Share

Basic earnings per common share is derived by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents. Diluted earnings per share is derived by dividing net income available to common shareholders by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents, such as restricted stock units (“RSUs”). There were no anti-dilutive shares outstanding at June 30, 2022 or 2021.

The following table sets forth the calculation of basic and diluted earnings per common share for the six and three month periods ended June 30, 2022 and 2021:

	Six months ended June 30,
	2022			2021
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Income	Shares	Amount
Basic Earnings Per Share:

Net income	$11,143	6,639	$1.68	$7,833	6,803	$1.15

Diluted Earnings Per Share:

Restricted stock units		10			5

Net income	$11,143	6,649	$1.68	$7,833	6,808	$1.15

	Three months ended June 30,
	2022			2021
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Income	Shares	Amount
Basic Earnings Per Share:

Net income	$5,428	6,650	$0.82	$4,403	6,609	$0.66

Diluted Earnings Per Share:

Restricted stock units		11			6

Net income	$5,428	6,661	$0.82	$4,403	6,615	$0.66

Note 3 – Investments

The following table shows a comparison of amortized cost and fair values of investment securities at June 30, 2022 and December 31, 2021:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCL
June 30, 2022
Available for Sale:
U.S. government agencies	$11,060	$—	$1,145	$9,915	$—
Residential mortgage-backed agencies	47,086	—	5,840	41,246	—
Commercial mortgage-backed agencies	36,498	—	4,502	31,996	—
Collateralized mortgage obligations	27,095	—	2,945	24,150	—
Obligations of states and political subdivisions	8,341	43	61	8,323	—
Corporate bonds	1,000	—	21	979	—
Collateralized debt obligations	18,640	—	2,382	16,258	(1,415)
Total available for sale	$149,720	$43	$16,896	$132,867	$(1,415)

(in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	OTTI in AOCL
June 30, 2022
Held to Maturity:
U.S. treasuries	$37,076	$—	$1,226	$35,850	$—
U.S. government agencies	67,596	—	8,749	58,847	—
Residential mortgage-backed agencies	27,996	3	2,282	25,717	—
Commercial mortgage-backed agencies	25,440	1	2,996	22,445	—
Collateralized mortgage obligations	59,951	—	5,658	54,293	—
Obligations of states and political subdivisions	22,529	1,107	487	23,149	—
Total held to maturity	$240,588	$1,111	$21,398	$220,301	$—

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCL
December 31, 2021
Available for Sale:
U.S. government agencies	$69,602	$66	$2,499	$67,169	$—
Residential mortgage-backed agencies	49,630	—	969	48,661	—
Commercial mortgage-backed agencies	51,694	175	1,001	50,868	—
Collateralized mortgage obligations	93,018	84	3,025	90,077	—
Obligations of states and political subdivisions	12,439	371	6	12,804	—
Collateralized debt obligations	18,609	112	1,529	17,192	(660)
Total available for sale	$294,992	$808	$9,029	$286,771	$(660)

(in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	OTTI in AOCL
December 31, 2021
Held to Maturity:
Residential mortgage-backed agencies	$30,634	$649	$436	$30,847	$—
Commercial mortgage-backed agencies	5,456	145	—	5,601	—
Obligations of states and political subdivisions	20,169	8,752	—	28,921	—
Total held to maturity	$56,259	$9,546	$436	$65,369	$—

The Corporation reassessed classification of certain investments and, effective February 1, 2022, the Corporation transferred $139.0 million of callable agencies, obligations of state and political subdivisions, and collateralized mortgage obligations from available for sale to held to maturity securities.  The transfer occurred at fair value.  The related unrealized loss of $8.4 million included in other comprehensive loss remained in other comprehensive loss, to be amortized out of other comprehensive loss with an offsetting entry to interest income as a yield adjustment over the remaining term of the securities.  No gain or loss was recorded at the time of transfer.

The following table shows the Corporation’s investment securities with gross unrealized and unrecognized losses and fair values at June 30, 2022 and December 31, 2021, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrealized Losses	Number of Investments	Fair Value	Unrealized Losses	Number of Investments
June 30, 2022
Available for Sale:
U.S. government agencies	$8,481	580	2	1,435	565	1
Residential mortgage-backed agencies	25,523	2,957	3	15,723	2,883	2
Commercial mortgage-backed agencies	18,648	2,527	6	13,348	1,975	3
Collateralized mortgage obligations	15,997	1,827	9	8,152	1,118	1
Obligations of states and political subdivisions	5,598	61	6	—	—	—
Collateralized debt obligations	6,492	128	4	9,766	2,254	5
Corporate Bonds	979	21	1	—	—	—
Total available for sale	$81,718	$8,101	31	$48,424	$8,795	12

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrecognized Losses	Number of Investments	Fair Value	Unrecognized Losses	Number of Investments
June 30, 2022
Held to Maturity:
U.S. treasuries	$35,850	1,226	4	$—	$—	—
U.S. government agencies	58,847	$8,749	9	—	—	—
Residential mortgage-backed agencies	18,356	829	31	7,264	1,453	3
Commercial mortgage-backed agencies	20,443	2,996	3	—	—	—
Collateralized mortgage obligations	54,293	5,658	8	—	—	—
Obligations of states and political subdivisions	2,379	487	1	—	—	—
Total held to maturity	$190,168	$19,945	56	$7,264	$1,453	3

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrealized Losses	Number of Investments	Fair Value	Unrealized Losses	Number of Investments
December 31, 2021
Available for Sale:
U.S. government agencies	$23,577	$122	3	$33,972	$2,377	6
Residential mortgage-backed agencies	29,507	257	3	19,154	712	2
Commercial mortgage-backed agencies	32,177	787	4	5,211	214	1
Collateralized mortgage obligations	24,322	649	5	43,076	2,376	5
Obligations of states and political subdivisions	3,046	6	1	—	—	—
Collateralized debt obligations	—	—	—	10,468	1,529	5
Total available for sale	$112,629	$1,821	16	$111,881	$7,208	19

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrecognized Losses	Number of Investments	Fair Value	Unrecognized Losses	Number of Investments
December 31, 2021
Held to Maturity:
Residential mortgage-backed agencies	$7,395	$291	6	$2,782	$145	1
Total held to maturity	$7,395	$291	6	$2,782	$145	1

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

The following table presents a cumulative roll-forward of the amount of non-cash OTTI charges related to credit losses that have been recognized in earnings for the trust preferred securities held in the CDO portfolio during the six and three month periods ended June 30, 2022 and 2021 that the Corporation does not intend to sell:

	Six Months Ended
	June 30,
(in thousands)	2022	2021
Balance of credit-related OTTI at January 1	$2,043	$2,244
Reduction for increases in cash flows expected to be collected	(101)	(101)
Balance of credit-related OTTI at June 30	$1,942	$2,143

	Three Months Ended
	June 30,
(in thousands)	2022	2021
Balance of credit-related OTTI at April 1	$1,993	$2,194
Reduction for increases in cash flows expected to be collected	(51)	(51)
Balance of credit-related OTTI at June 30	$1,942	$2,143

The amortized cost and estimated fair value of securities by contractual maturity at June 30, 2022 are shown in the following table. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2022
(in thousands)	Amortized Cost	Fair Value
Available for Sale:
Due after one year through five years	$8,365	$8,099
Due after five years through ten years	5,556	5,195
Due after ten years	25,120	22,181
	39,041	35,475
Residential mortgage-backed agencies	47,086	41,246
Commercial mortgage-backed agencies	36,498	31,996
Collateralized mortgage obligations	27,095	24,150
Total available for sale	$149,720	$132,867
Held to Maturity:
Due after one year through five years	$49,576	$47,528
Due after five years through ten years	23,748	20,999
Due after ten years	$53,877	$49,319
	127,201	117,846
Residential mortgage-backed agencies	27,996	25,717
Commercial mortgage-backed agencies	25,440	22,445
Collateralized mortgage obligations	59,951	54,293
Total held to maturity	$240,588	$220,301

Note 4 – Loans and Related Allowance for Loan Losses

The following table summarizes the primary segments of the loan portfolio at June 30, 2022 and December 31, 2021:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
June 30, 2022
Individually evaluated for impairment	$2,267	$599	$—	$2,384	$33	$5,283
Collectively evaluated for impairment	419,675	115,516	225,640	403,909	63,590	1,228,330
Total loans	$421,942	$116,115	$225,640	$406,293	$63,623	$1,233,613
December 31, 2021
Individually evaluated for impairment	$2,365	$629	$90	$2,644	$—	$5,728
Collectively evaluated for impairment	371,926	127,448	180,886	402,042	65,657	1,147,959
Total loans	$374,291	$128,077	$180,976	$404,686	$65,657	$1,153,687

The commercial and industrial portfolio in the table above includes $0.8 million and $7.7 million of Paycheck Protection Program (“PPP”) loans at June 30, 2022 and December 31, 2021, respectively, which are 100% guaranteed by the SBA, and no allowance for loan loss (“ALL”) has been assigned to them.

The following table presents the classes of the loan portfolio summarized by the aggregate pass and the criticized categories of special mention and substandard within the internal risk rating system at June 30, 2022 and December 31, 2021:

(in thousands)	Pass	Special Mention	Substandard	Total
June 30, 2022
Commercial real estate
Non owner-occupied	$212,939	$6,438	$12,308	$231,685
All other CRE	183,562	2,304	4,391	190,257
Acquisition and development
1-4 family residential construction	24,247	—	—	24,247
All other A&D	91,493	—	375	91,868
Commercial and industrial	206,035	4,940	14,665	225,640
Residential mortgage
Residential mortgage - term	340,549	—	5,853	346,402
Residential mortgage - home equity	59,219	—	672	59,891
Consumer	63,411	—	212	63,623
Total	$1,181,455	$13,682	$38,476	$1,233,613
December 31, 2021
Commercial real estate
Non owner-occupied	$173,299	$12,987	$6,077	$192,363
All other CRE	174,395	2,357	5,176	181,928
Acquisition and development
1-4 family residential construction	19,924	—	—	19,924
All other A&D	107,532	218	403	108,153
Commercial and industrial	161,429	5,071	14,476	180,976
Residential mortgage
Residential mortgage - term	338,832	—	5,624	344,456
Residential mortgage - home equity	59,533	—	697	60,230
Consumer	65,557	—	100	65,657
Total	$1,100,501	$20,633	$32,553	$1,153,687

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

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans at June 30, 2022 and December 31, 2021:

(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due and Accruing	Non- Accrual	Total Loans
June 30, 2022
Commercial real estate
Non owner-occupied	$231,596	$—	$89	$—	$89	$—	$231,685
All other CRE	190,191	—	—	—	—	66	190,257
Acquisition and development
1-4 family residential construction	24,247	—	—	—	—	—	24,247
All other A&D	91,493	—	—	—	—	375	91,868
Commercial and industrial	224,113	39	1,488	—	1,527	—	225,640
Residential mortgage
Residential mortgage - term	342,616	73	2,119	254	2,446	1,340	346,402
Residential mortgage - home equity	59,321	178	53	4	235	335	59,891
Consumer	63,295	153	75	67	295	33	63,623
Total	$1,226,872	$443	$3,824	$325	$4,592	$2,149	$1,233,613
December 31, 2021
Commercial real estate
Non owner-occupied	$192,363	$—	$—	$—	$—	$—	$192,363
All other CRE	181,847	—	—	—	—	81	181,928
Acquisition and development
1-4 family residential construction	19,924	—	—	—	—	—	19,924
All other A&D	107,763	—	—	—	—	390	108,153
Commercial and industrial	180,676	132	78	—	210	90	180,976
Residential mortgage
Residential mortgage - term	340,429	159	2,222	148	2,529	1,498	344,456
Residential mortgage - home equity	59,485	238	104	—	342	403	60,230
Consumer	65,208	268	29	152	449	—	65,657
Total	$1,147,695	$797	$2,433	$300	$3,530	$2,462	$1,153,687

Non-accrual loans that have been subject to partial charge-offs totaled $1.3 million at June 30, 2022 and $0.5 million at December 31, 2021.  Loans secured by 1-4 family residential real estate properties in the process of foreclosure totaled $0.1 million at June 30, 2022 and $0.2 million at December 31, 2021.   As a percentage of the loan portfolio, accruing loans past due 30 days or more increased to 0.37% compared to 0.19% at March 31, 2022 and 0.31% as of December 31, 2021.

The following table summarizes the primary segments of the ALL at June 30, 2022 and December 31, 2021, segregated by the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
June 30, 2022
Individually evaluated for impairment	$—	$—	$—	$29	$33	$—	$62
Collectively evaluated for impairment	$6,220	$2,172	$2,830	$3,083	$940	$430	$15,675
Total ALL	$6,220	$2,172	$2,830	$3,112	$973	$430	$15,737
December 31, 2021
Individually evaluated for impairment	$—	$—	$28	$36	$—	$—	$64
Collectively evaluated for impairment	$6,032	$2,615	$2,432	$3,448	$934	$430	$15,891
Total ALL	$6,032	$2,615	$2,460	$3,484	$934	$430	$15,955

The evaluation of the need and amount of a specific allocation of the ALL and whether a loan can be removed from impairment status is made on a quarterly basis.

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required at June 30, 2022 and December 31, 2021:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
(in thousands)	Recorded Investment	Related Allowances	Recorded Investment	Recorded Investment (1)	Unpaid Principal Balance
June 30, 2022
Commercial real estate
Non owner-occupied	$—	$—	$103	$103	$103
All other CRE	—	—	2,164	2,164	2,164
Acquisition and development
1-4 family residential construction	—	—	224	224	224
All other A&D	—	—	375	375	1,584
Commercial and industrial	—	—	—	—	—
Residential mortgage
Residential mortgage – term	270	29	1,779	2,049	2,108
Residential mortgage – home equity	—	—	335	335	335
Consumer	33	33		33	33
Total impaired loans	$303	$62	$4,980	$5,283	$6,551
December 31, 2021
Commercial real estate
Non owner-occupied	$—	$—	$106	$106	$106
All other CRE	—	—	2,259	2,259	2,259
Acquisition and development
1-4 family residential construction	—	—	239	239	239
All other A&D	—	—	390	390	1,599
Commercial and industrial	90	28	—	90	2,304
Residential mortgage
Residential mortgage – term	344	31	1,897	2,241	2,302
Residential mortgage – home equity	46	5	357	403	422
Consumer	—	—	—	—	—
Total impaired loans	$480	$64	$5,248	$5,728	$9,231

(1)	Recorded investment consists of unpaid principal balance, net of charge-offs, interest payments received applied to principal and unamortized deferred loan origination fees and cost.

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

The following tables present the activity in the ALL for the six and three month periods ended June 30, 2022 and 2021:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
ALL balance at January 1, 2022	$6,032	$2,615	$2,460	$3,484	$934	$430	$15,955
Charge-offs	—	—	(52)	(33)	(545)	—	(630)
Recoveries	1	20	9	101	76	—	207
Provision	187	(463)	413	(440)	508	—	205
ALL balance at June 30, 2022	$6,220	$2,172	$2,830	$3,112	$973	$430	$15,737
ALL balance at January 1, 2021	$5,543	$2,339	$2,584	$5,150	$370	$500	$16,486
Charge-offs	—	(81)	—	(82)	(175)	—	(338)
Recoveries	—	110	38	29	78	—	255
Provision	132	132	322	(238)	317	—	665
ALL balance at June 30, 2021	$5,675	$2,500	$2,944	$4,859	$590	$500	$17,068

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
ALL balance at April 1, 2022	$5,922	$2,542	$2,513	$2,945	$940	$430	$15,292
Charge-offs	—	—	(4)	(24)	(299)	—	(327)
Recoveries	—	2	6	86	54	—	148
Provision	298	(372)	315	105	278	—	624
ALL balance at June 30, 2022	$6,220	$2,172	$2,830	$3,112	$973	$430	$15,737
ALL balance at April 1, 2021	$5,404	$2,423	$2,831	$5,028	$368	$500	$16,554
Charge-offs	—	—	—	—	(95)	—	(95)
Recoveries	—	9	2	12	31	—	54
Provision	271	68	111	(181)	286	—	555
ALL balance at June 30, 2021	$5,675	$2,500	$2,944	$4,859	$590	$500	$17,068

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

The following table presents the average recorded investment in impaired loans by class and related interest income recognized for the periods indicated:

	Six months ended			Six months ended
	June 30, 2022			June 30, 2021
(in thousands)	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis
Commercial real estate
Non owner-occupied	$105	$6	$—	$3,165	$6	$—
All other CRE	2,211	45	—	3,058	69	—
Acquisition and development
1-4 family residential construction	231	7	—	259	6	—
All other A&D	382	—	—	599	6	—
Commercial and industrial	45	—	—	—	—	—
Residential mortgage
Residential mortgage – term	2,166	24	5	2,672	39	5
Residential mortgage – home equity	376	—	—	454	—	—
Consumer	11	—	—	17	—	—
Total	$5,527	$82	$5	$10,224	$126	$5

	Three months ended			Three months ended
	June 30, 2022			June 30, 2021
(in thousands)	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis
Commercial real estate
Non owner-occupied	$105	$3	$—	$4,689	$3	$—
All other CRE	2,188	22	—	2,982	34	—
Acquisition and development
1-4 family residential construction	228	3	—	255	3	—
All other A&D	378	—	—	611	3	—
Commercial and industrial	—	—	—	—	—	—
Residential mortgage
Residential mortgage – term	2,130	12	—	2,585	19	—
Residential mortgage – home equity	363	—	—	474	—	—
Consumer	17	—	—	11	—	—
Total	$5,409	$40	$—	$11,607	$62	$—

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

There were 12 loans totaling $3.2 million and $3.3 million that were classified as TDRs at June 30, 2022 and December 31, 2021, respectively.  The following table presents the volume and recorded investment in TDRs at the times they were modified, by class and type of modification that occurred during the periods indicated.

During the six month period ended June 30, 2022, there were no new TDRs and no existing TDRs that were re-modified. The Bank had no significant commitments to lend additional funds to TDRs.  During the six month period ended June 30, 2021, there were no new TDRs and one existing TDR that had reached its modification maturity date was re-modified.  These modifications did not impact the ALL.  During the six month periods ended June 30, 2022 and 2021, there were no payment defaults.

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

The following table presents the volume and recorded investment in TDRs at the times they were modified, by class and type of modification that occurred during the periods indicated.

During the three month period ended June 30, 2022, there were no new TDRs and no existing TDRs that were re-modified. The Bank had no significant commitments to lend additional funds to TDR borrowers.  During the three month period ended June 30, 2021, there were no new TDRs and one existing TDR that had reached its modification maturity date was re-modified.  These re-modifications did not impact the ALL.  During the three months ended June 30, 2022 and 2021, there were no payment defaults under TDRs.

	Temporary Rate Modification		Extension of Maturity		Modification of Payment and Other Terms
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Three months ended June 30, 2021
Commercial real estate
Non owner-occupied	—	$—	1	$109	—	$—
All other CRE	—	—	—	—	—	—
Acquisition and development
1-4 family residential construction	—	—	—	—	—	—
All other A&D	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Residential mortgage
Residential mortgage – term	—	—	—	—	—	—
Residential mortgage – home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	—	$—	1	$109	—	$—

Note 5 - Other Real Estate Owned, net

The following table presents the components of other real estate owned (“OREO”) at June 30, 2022 and December 31, 2021:

(in thousands)	June 30, 2022	December 31, 2021
Acquisition and development	$4,477	$4,477
Residential mortgage	40	—
Total OREO, net	$4,517	$4,477

The following table presents the activity in the OREO valuation allowance for the six and three month periods ended June 30, 2022 and 2021:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Balance beginning of period	$453	$1,010	$453	$1,004
Fair value adjustment	—	(160)	—	(164)
Sales of OREO	—	(307)	—	(297)
Balance at end of period	$453	$543	$453	$543

The following table presents the components of OREO (income)/expenses, net, for the six and three month periods ended June 30, 2022 and 2021:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Gains on sale of real estate, net	$—	$(596)	$—	$(105)
Fair value adjustment, net	—	(160)	—	(164)
Expenses, net	249	195	153	72
Rental and other income	(2)	(49)	(1)	(1)
Total OREO expenses/(income), net	$247	$(610)	$152	$(198)

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

The fair value of investments available-for-sale is determined using a market approach. At June 30, 2022 and December 31, 2021, the U.S. Government agencies and treasuries, residential and commercial mortgage-backed securities, and municipal bonds segments are classified as Level 2 within the valuation hierarchy. Their fair values were determined based upon market-corroborated inputs and valuation matrices, which were obtained through third party data service providers or securities brokers through which we have historically transacted both purchases and sales of investment securities.

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

For assets measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2022 and December 31, 2021 were as follows:

		Fair Value Measurements at June 30, 2022 Using
		Quoted
		Prices in	Significant
	Assets/(liabilities)	Active Markets	Other	Significant
	Measured at	for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
(in thousands)	06/30/22	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$9,915		$9,915
Residential mortgage-backed agencies	$41,246		$41,246
Commercial mortgage-backed agencies	$31,996		$31,996
Collateralized mortgage obligations	$24,150		$24,150
Obligations of states and political subdivisions	$8,323		$8,323
Corporate bonds	$979		$979
Collateralized debt obligations	$16,258			$16,258
Financial derivatives	$635		$635
Non-recurring:
Impaired loans, net	$337			$337
Equity Investment	$590			$590
Other real estate owned	$—			$—

		Fair Value Measurements at December 31, 2021 Using
		Quoted
		Prices in	Significant
	Assets/(liabilities)	Active Markets	Other	Significant
	Measured at	for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
(in thousands)	12/31/21	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$67,169		$67,169
Residential mortgage-backed agencies	$48,661		$48,661
Commercial mortgage-backed agencies	$50,868		$50,868
Collateralized mortgage obligations	$90,077		$90,077
Obligations of states and political subdivisions	$12,804		$12,804
Collateralized debt obligations	$17,192			$17,192
Financial derivatives	$(453)		$(453)
Non-recurring:
Impaired loans, net	$408			$408
Equity investment	$590			$590
Other real estate owned	$349			$349

At June 30, 2022, the fair value of impaired loans with a valuation allowance or partial charge-off was $0.8 million, net of valuation allowances of $61,811 and partial charge-offs of $1.3 million.  During the six months ended June 30, 2022, changes to the valuation allowance or additional charge off activity was recorded on loans with a net balance of approximately $0.3 million.  At December 31, 2021, the fair value of impaired loans with a valuation allowance or charge-off was $1.0 million, net of valuation allowances of $64,700 and charge-offs of $1.3 million. During the year ended December 31, 2021, changes to the valuation allowance or additional charge off activity was recorded on loans with a net balance of approximately $0.4 million.

There were no transfers of assets between any of the fair value hierarchy for the six month periods ended June 30, 2022 or 2021.

For Level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2022 and December 31, 2021, the significant unobservable inputs used in the fair value measurements were as follows:

(in thousands)	Fair Value at June 30, 2022	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:
Investment Securities – available for sale -CDO	$16,258	Discounted Cash Flow	Discount Margin	Range of low to mid 300 and mid 400

Non-recurring:
Impaired Loans, net	$337	Market Comparable Properties	Marketability Discount	10.0% - 15.0% (1) (weighted avg 14.2%)

Equity Investment	$590	Market Method	Revenue Multiples	2.8x

(in thousands)	Fair Value at December 31, 2021	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:
Investment Securities – available for sale -CDO	$17,192	Discounted Cash Flow	Discount Rate	Libor + 3.25%

Non-recurring:
Impaired Loans, net	$408	Market Comparable Properties	Marketability Discount	10.0% - 15.0% (1) (weighted avg 13.2%)

Equity Investment	$590	Market Method	Revenue Multiples	2.8x

Other Real Estate Owned	$349	Market Comparable Properties	Marketability Discount	15.0%

(1)	Range would include discounts taken since appraisal and estimated values

The following tables show a reconciliation of the beginning and ending balances for fair valued assets measured on a recurring basis using Level 3 significant unobservable inputs for the six and three month periods ended June 30, 2022 and 2021:

Fair Value Measurements
Using Significant Unobservable Inputs
(Level 3)
Investment Securities
(in thousands)	Available for Sale
Beginning balance January 1, 2022	$17,192
Total losses realized/unrealized:
Included in other comprehensive loss	(934)
Ending balance June 30, 2022	$16,258

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale
Beginning balance April 1, 2022	$17,319
Total gains realized/unrealized:
Included in other comprehensive income	(1,061)
Ending balance June 30, 2022	$16,258

Fair Value Measurements
Using Significant Unobservable Inputs
(Level 3)
Investment Securities
(in thousands)	Available for Sale
Beginning balance January 1, 2021	$13,260
Total losses realized/unrealized:
Included in other comprehensive loss	2,970
Ending balance June 30, 2021	$16,230

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale
Beginning balance April 1, 2021	$13,649
Total losses realized/unrealized:
Included in other comprehensive income	2,581
Ending balance June 30, 2021	$16,230

There were no gains or losses included in earnings attributable to the change in realized/unrealized gains or losses related to the assets for the six and three month periods ended June 30, 2022 or 2021.

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

The following tables present fair value information about financial instruments, whether or not recognized in the Consolidated Statement of Financial Condition, for which it is practicable to estimate that value. The actual carrying amounts and estimated fair values of the Corporation’s financial instruments that are included in the Consolidated Statement of Financial Condition are as follows:

	June 30, 2022		Fair Value Measurements
			Quoted
			Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$20,108	$20,108	$20,108
Interest bearing deposits in banks	1,543	1,543	1,543
Investment securities - AFS	132,867	132,867		$116,609	$16,258
Investment securities - HTM	240,588	220,301		195,613	24,688
Restricted bank stock	1,026	N/A
Loans, net	1,217,772	1,159,687			1,159,687
Financial derivatives	635	635		635
Accrued interest receivable	5,055	5,055		945	4,110
Financial Liabilities:
Deposits - non-maturity	1,349,440	1,349,440		1,349,440
Deposits - time deposits	134,914	135,048		135,048
Short-term borrowed funds	69,914	69,914		69,914
Long-term borrowed funds	30,929	30,967		30,967
Accrued interest payable	92	92		92
Off balance sheet financial instruments	—	—	—

	December 31, 2021		Fair Value Measurements
			Quoted
			Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$109,823	$109,823	$109,823
Interest bearing deposits in banks	5,897	5,897	5,897
Investment securities - AFS	286,771	286,771		$269,579	$17,192
Investment securities - HTM	56,259	65,369		36,448	28,921
Restricted bank stock	1,029	1,029		1,029
Loan held for sale	67	67			67
Loans, net	1,137,440	1,122,671			1,122,671
Accrued interest receivable	4,821	4,821		4,821
Financial Liabilities:
Deposits - non-maturity	1,306,145	1,306,145		1,306,145
Deposits - time deposits	163,229	163,961		163,961
Financial derivatives	453	453		453
Short-term borrowed funds	57,699	57,699		57,699
Long-term borrowed funds	30,929	31,085		31,085
Accrued interest payable	137	137		137

Note 7 – Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive loss for the 12 months ended December 31, 2021, and the three months ended March 31, 2022 and June 30, 2022:

	Investment	Investment
	securities-	securities-	Investment
	with OTTI	all other	securities-	Cash Flow	Pension
(in thousands)	AFS	AFS	HTM	Hedge	Plan	SERP	Total
Accumulated OCL, net:
Balance - January 1, 2021	$(3,277)	$(25)	$(315)	$(954)	$(22,630)	$(1,662)	$(28,863)
Other comprehensive income/(loss) before reclassifications	2,475	(5,611)	—	635	3,431	(521)	409
Amounts reclassified from accumulated other comprehensive loss	(147)	(113)	181	—	1,091	128	1,140
Balance - December 31, 2021	$(949)	$(5,749)	$(134)	$(319)	$(18,108)	$(2,055)	$(27,314)
Other comprehensive income/(loss) before reclassifications	103	(1,843)	(6,100)	614	(2,651)	—	(9,877)
Amounts reclassified from accumulated other comprehensive loss	(37)	(2)	69	—	204	50	284
Balance - March 31, 2022	$(883)	$(7,594)	$(6,165)	$295	$(20,555)	$(2,005)	$(36,907)
Other comprehensive income/(loss) before reclassifications	(582)	(3,924)	—	182	(5,069)	—	(9,393)
Amounts reclassified from accumulated other comprehensive loss	(37)	—	168	—	204	49	384
Balance - June 30, 2022	$(1,502)	$(11,518)	$(5,997)	$477	$(25,420)	$(1,956)	$(45,916)

The following tables present the components of other comprehensive income/(loss) for the six and three month periods ended June 30, 2022 and 2021:

	Before	Tax
Components of Other Comprehensive Loss	Tax	(Expense)
(in thousands)	Amount	Benefit	Net
For the six months ended June 30, 2022
Available for sale (AFS) securities with OTTI:
Unrealized holding losses	$(654)	$175	$(479)
Less: accretable yield recognized in income	101	(27)	74
Net unrealized losses on investments with OTTI	(755)	202	(553)
Available for sale securities – all other:
Unrealized holding losses	(16,203)	4,336	(11,867)
Unrealized holding losses on securities transferred from available for sale to held to maturity	8,328	(2,228)	6,100
Less: gains recognized in income	3	(1)	2
Net unrealized losses on all other AFS securities	(7,878)	2,109	(5,769)
Held to maturity securities:
Unrealized holding losses on securities transferred to held to maturity	(8,328)	2,228	(6,100)
Less: amortization recognized in income	(324)	87	(237)
Net unrealized losses on HTM securities	(8,004)	2,141	(5,863)
Cash flow hedges:
Unrealized holding gains	1,088	(292)	796
Pension Plan:
Unrealized net actuarial loss	(10,542)	2,822	(7,720)
Less: amortization of unrecognized loss	(558)	150	(408)
Net pension plan liability adjustment	(9,984)	2,672	(7,312)
SERP:
Unrealized net actuarial loss	—	—	—
Less: amortization of unrecognized loss	(135)	36	(99)
Net SERP liability adjustment	135	(36)	99
Other comprehensive loss	$(25,398)	$6,796	$(18,602)

	Before	Tax
Components of Other Comprehensive Income	Tax	(Expense)
(in thousands)	Amount	Benefit	Net
For the six months ended June 30, 2021
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$2,523	$(676)	$1,847
Less: gains recognized in income	—	—	—
Less: accretable yield recognized in income	101	(27)	74
Net unrealized gains on investments with OTTI	2,422	(649)	1,773
Available for sale securities – all other:
Unrealized holding losses	(4,327)	1,159	(3,168)
Less: gains recognized in income	154	(41)	113
Net unrealized losses on all other AFS securities	(4,481)	1,200	(3,281)
Held to maturity securities:
Unrealized holding gains	—	—	—
Less: amortization recognized in income	(108)	29	(79)
Net unrealized gains on HTM securities	108	(29)	79
Cash flow hedges:
Unrealized holding gains	507	(136)	371
Pension Plan:
Unrealized net actuarial gain	1,090	(291)	799
Less: amortization of unrecognized loss	(744)	200	(544)
Less: amortization of prior service costs	—	—	—
Net pension plan liability adjustment	1,834	(491)	1,343
SERP:
Unrealized net actuarial loss	—	—	—
Less: amortization of unrecognized loss	(150)	40	(110)
Net SERP liability adjustment	150	(40)	110
Other comprehensive income	$540	$(145)	$395

Components of Other Comprehensive Loss (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the three months ended June 30, 2022
Available for sale (AFS) securities with OTTI:
Unrealized holding losses	$(795)	$213	$(582)
Less: accretable yield recognized in income	51	(14)	37
Net unrealized losses on investments with OTTI	(846)	227	(619)
Available for sale securities – all other:
Unrealized holding losses	(5,359)	1,435	(3,924)
Unrealized holding losses on securities transferred from available for sale to held to maturity	—	—	—
Less: gains recognized in income	—	—	—
Net unrealized losses on all other AFS securities	(5,359)	1,435	(3,924)
Held to maturity securities:
Unrealized holding gains	—	—	—
Less: amortization recognized in income	(230)	62	(168)
Net unrealized gains on HTM securities	230	(62)	168
Cash flow hedges:
Unrealized holding gains	249	(67)	182
Pension Plan:
Unrealized net actuarial loss	(6,922)	1,853	(5,069)
Less: amortization of unrecognized loss	(279)	75	(204)
Net pension plan liability adjustment	(6,643)	1,778	(4,865)
SERP:
Unrealized net actuarial loss	—	—	—
Less: amortization of unrecognized loss	(67)	18	(49)
Net SERP liability adjustment	67	(18)	49
Other comprehensive loss	$(12,302)	$3,293	$(9,009)

Components of Other Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the three months ended June 30, 2021
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$2,160	$(579)	$1,581
Less: accretable yield recognized in income	51	(14)	37
Net unrealized gains on investments with OTTI	2,109	(565)	1,544
Available for sale securities – all other:
Unrealized holding gains	2,778	(744)	2,034
Less: gains recognized in income	154	(41)	113
Net unrealized gains on all other AFS securities	2,624	(703)	1,921
Held to maturity securities:
Less: amortization recognized in income	(46)	12	(34)
Net unrealized gains on HTM securities	46	(12)	34
Cash flow hedges:
Unrealized holding losses	(47)	13	(34)
Pension Plan:
Unrealized net actuarial gain	1,280	(342)	938
Less: amortization of unrecognized loss	(372)	100	(272)
Less: amortization of prior service costs	—	—	—
Net pension plan liability adjustment	1,652	(442)	1,210
SERP:
Unrealized net actuarial loss	—	—	—
Less: amortization of unrecognized loss	(73)	18	(55)
Net SERP liability adjustment	73	(18)	55
Other comprehensive income	$6,457	$(1,727)	$4,730

The following table presents the details of amounts reclassified from accumulated other comprehensive loss for the six and three month periods ended June 30, 2022 and 2021:

Amounts Reclassified from	Six Months Ended
Accumulated Other Comprehensive Loss	June 30,		Affected Line Item in the Statement
(in thousands)	2022	2021	Where Net Income is Presented
Net unrealized gains on available for sale investment securities with OTTI:
Accretable yield	$101	$101	Interest income on taxable investment securities
Taxes	(27)	(27)	Provision for income tax expense
	$74	$74	Net of tax
Net unrealized gains on available for sale investment securities - all others:
Gains recognized	$3	$154	Net gains
Taxes	(1)	(41)	Provision for income tax expense
	$2	$113	Net of tax
Net unrealized losses on held to maturity securities:
Amortization	$(324)	$(108)	Interest income on taxable investment securities
Taxes	87	29	Provision for income tax expense
	$(237)	$(79)	Net of tax
Net pension plan liability adjustment:
Amortization of unrecognized loss	$(558)	$(744)	Other Expense
Taxes	150	200	Provision for income tax expense
	$(408)	$(544)	Net of tax
Net SERP liability adjustment:
Amortization of unrecognized loss	$(135)	$(150)	Other Expense
Taxes	36	40	Provision for income tax expense
	$(99)	$(110)	Net of tax
Total reclassifications for the period	$(668)	$(546)	Net of tax

Amounts Reclassified from	Three Months Ended
Accumulated Other Comprehensive Loss	June 30,		Affected Line Item in the Statement
(in thousands)	2022	2021	Where Net Income is Presented
Net unrealized gains on available for sale investment securities with OTTI:
Accretable Yield	$51	$51	Interest income on taxable investment securities
Taxes	(14)	(14)	Provision for income tax expense
	$37	$37	Net of tax
Net unrealized gains on available for sale investment securities - all others:
Gains recognized	$—	$154	Net gains
Taxes	—	(41)	Provision for income tax expense
	$—	$113	Net of tax
Net unrealized losses on held to maturity securities:
Amortization	$(230)	$(46)	Interest income on taxable investment securities
Taxes	62	12	Provision for income tax expense
	$(168)	$(34)	Net of tax
Net pension plan liability adjustment:
Amortization of unrecognized loss	$(279)	$(372)	Other expense
Taxes	75	100	Provision for income tax expense
	$(204)	$(272)	Net of tax
Net SERP liability adjustment:
Amortization of unrecognized loss	$(67)	$(73)	Other expense
Taxes	18	18	Provision for income tax expense
	$(49)	$(55)	Net of tax
Total reclassifications for the period	$(384)	$(211)	Net of tax

Note 8 – Employee Benefit Plans

The following tables present the components of the net periodic pension plan cost for First United Corporation’s noncontributory Defined Benefit Pension Plan (the “Pension Plan”) and the Bank’s Defined Benefit Supplemental Executive Retirement Plan (“Defined Benefit SERP”) for the periods indicated:

	Six Months Ended		Three Months Ended
Pension Plan	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Service cost	$28	$78	$14	$39
Interest cost	768	711	384	355
Expected return on assets	(1,905)	(1,785)	(953)	(892)
Amortization of net actuarial loss	558	744	279	372
Net pension credit included in employee benefits and other expense	$(551)	$(252)	$(276)	$(126)

At June 30, 2022, the market value of the pension plan decreased $9.4 million since December 31, 2021. This decrease is related to the increasing rate environment and market volatility resulting in a pension plan liability of $4.6 million at June 30, 2022 compared to a pension plan asset of $4.8 million at December 31, 2021.

	Six Months Ended		Three Months Ended
Defined Benefit SERP	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Service cost	$83	$69	$42	$34
Interest cost	143	119	71	59
Amortization of recognized loss	135	151	67	76
Amortization of prior service cost	—	(1)	—	—
Net Defined Benefit SERP expense included in employee benefits and other expense	$361	$338	$180	$169

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

The Corporation will assess the need for future annual contributions to the pension plan based upon its funded status and an evaluation of the future benefits to be provided thereunder. No contributions were made to the Pension Plan during the first six months of 2022 or 2021. The Corporation expects to fund the annual projected benefit payments for the Defined Benefit SERP from operations.

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

In January 2021, the Board of Directors approved discretionary contributions to three participants totaling $101,257. The Corporation recorded $25,314 of related compensation expense for the first six months of 2022 and 2021 related to these contributions. The Corporation recorded $12,657 of related compensation expense for the second quarter of 2022 and 2021 related to these contributions. In January 2022, the Board of Directors approved discretionary contributions to three participants totaling $103,689. The Corporation recorded $25,922 of related compensation expense for the first six months of 2022 related to these contributions. The Corporation recorded $12,961 of related compensation expense for the second quarter of 2022 related to these contributions. Each discretionary contribution has a two year vesting period.

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

Pursuant to First United Corporation’s director compensation policy, each director receives an annual retainer of 1,000 shares of First United Corporation common stock, plus $10,000 to be paid, at the director’s election, in cash or additional shares of common stock. In January 2021, a total of 1,202 fully vested shares were issued to two new directors, which had a grant date fair market value of $16.66 per share.  In May 2021, a total of 12,726 fully vested shares of common stock were issued to directors, which had a grant date fair value of $18.50 per share.  In May 2022, a total of 14,940 fully vested shares of common stock were issued to directors, which had a grant date fair value of $18.92 per share.  Director stock compensation expense was $125,588 for the six months ended June 30, 2022 and $132,860 for the six months ended June 30, 2021.  Director stock compensation expense was $66,730 for the second quarter of 2022 and $62,644 for the second quarter of 2021.

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

In the first quarter of 2020, RSUs were granted relating to 9,791 performance vesting shares (target level) for 2019 LTIP plan for the performance period ending December 31, 2021 and 10,143 performance vesting shares and 5,070 time vesting shares (target level) for 2020 LTIP plan for the performance period ending December 31, 2022, which had a grant date fair market value of $12.54 per share of common stock underlying each RSU.  The 2020 plan has a performance period for the performance-vesting RSUs of three years ending December 31, 2022 and the time-vesting RSUs will vest ratably over a three year period that began on March 26, 2021.  On March 26, 2021, 1,690 of the 5,070 time vesting shares were issued to participants.  On March 26, 2022, 1,688  shares of the 3,380 remaining time vesting shares were issued to participants.  Stock compensation expense was $42,024 and $52,254 for the six month periods ended June 30, 2022 and 2021.  Stock compensation expense was $15,896 and $26,127 for the second quarter of 2022 and 2021, respectively.  Unrecognized compensation expense at June 30, 2022 related to unvested RSUs was $47,687.

In May 2021, RSUs relating to 7,389 performance vesting shares and 3,693 time vesting shares (target level) for plan year 2021 were granted, which had a grant date fair market value of $17.93 per share of common stock underlying each RSU.  The performance period for the performance-vesting RSUs is the three year period ending December 31, 2023.  The time-vesting RSUs will vest ratably over a three year period that began on May 5, 2022. On May 5, 2022, 1,230 shares of the 3,693 time-vesting RSUs were issued to participants.  Stock compensation expense was $33,142 and $11,048 for the first six months of 2022 and 2021, respectively.  Stock compensation expense was $16,571 and $11,048 for the second quarter of 2022 and 2021, respectively.  Unrecognized compensation expense as of June 30, 2022 related to unvested units was $121,522.

In March 2022, RSUs relating to 8,096 performance vesting shares and 6,238 time vesting shares (target level) for plan year 2022 were granted, which had a grant date fair market value of $21.88 per share of common stock underlying each RSU.  The performance period for the performance-vesting RSUs is the three year period ending December 31, 2024.  The time-vesting RSUs will vest ratably over a three year period beginning on March 9, 2023. Stock compensation expense was $26,145 for the six and three month periods ended June 30, 2022.  Unrecognized compensation expense as of June 30, 2022 related to unvested units was $287,598.

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

In March 2016, the Corporation entered into four interest rate swap contracts totaling $30.0 million notional amount, hedging future cash flows associated with floating rate trust preferred debt. As of June 30, 2022, $20.0 million notional amount remains.

The fair value of the interest rate swap contracts was $0.6 million and $(0.5) million at June 30, 2022 and December 31, 2021, respectively.

For the six months ended June 30, 2022, the Corporation recorded an increase in the value of the derivatives of $1.1 million and the related deferred tax of $0.3 million in net accumulated other comprehensive loss to reflect the effective portion of cash flow hedges. For the three months ended June 30, 2022, the Corporation recorded an increase in the value of the derivatives of $0.2 million and the related deferred tax of $0.1 million in net accumulated other comprehensive loss to reflect the effective portion of cash flow hedges. ASC Subtopic 815-30 requires the net accumulated other comprehensive loss to be reclassified to earnings if the hedge becomes ineffective or is terminated. There was no hedge ineffectiveness recorded for the six or three months ended June 30, 2022. The Corporation does not expect any material losses relating to these hedges to be reclassified into earnings within the next 12 months.

Interest rate swap agreements are entered into with counterparties that meet established credit standards and the Corporation believes that the credit risk inherent in these contracts is not significant as of June 30, 2022.

The table below discloses the impact of derivative financial instruments on the Corporation’s Consolidated Financial Statements for the six and three month periods ended June 30, 2022 and 2021.

Derivative in Cash Flow Hedging Relationships
			Amount of gain or
			(loss) recognized in
		Amount of gain or	income or derivative
	Amount of gain or	(loss) reclassified from	(ineffective portion
	(loss) recognized in	accumulated OCI into	and amount excluded
	OCI on derivative	income (effective	from effectiveness
(in thousands)	(effective portion)	portion) (a)	testing) (b)
Interest rate contracts:
Six months ended:
June 30, 2022	$796	$—	$—
June 30, 2021	371	—	—
Three months ended:
June 30, 2022	$182	$—	$—
June 30, 2021	(34)	—	—

Notes:

(a)	Reported as interest expense
(b)	Reported as other income

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

The following presents noninterest income, segregated by revenue streams that are within and outside the scope of ASC Topic 606, for the six and three month periods ended June 30, 2022 and June 30, 2021:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Noninterest income
In-scope of Topic 606:
Service charges on deposit accounts	$928	$817	$463	$412
Other service charges	445	432	232	221
Trust department	4,233	4,275	2,044	2,034
Debit card income	1,869	1,723	983	913
Brokerage commissions	533	625	313	357
Noninterest income (in-scope of Topic 606)	8,008	7,872	4,035	3,937
Noninterest income (out-of-scope of Topic 606)	787	1,191	378	384
Total Noninterest Income	$8,795	$9,063	$4,413	$4,321

Note 12 – Regulatory Capital Requirements

The following table presents our capital ratios as of June 30, 2022 and December 31, 2021.

	June 30, 2022	December 31, 2021	Required for Capital Adequacy Purposes	Required to be Well Capitalized
Total Capital (to risk-weighted assets)
First United Bank & Trust	14.64%	14.97%	8.00%	10.00%
Tier 1 Capital (to risk-weighted assets)
First United Bank & Trust	13.46%	13.72%	6.00%	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
First United Bank & Trust	13.46%	13.72%	4.50%	6.50%
Tier 1 Capital (to average assets)
First United Bank & Trust	10.40%	10.00%	4.00%	5.00%

As of June 30, 2022 and December 31, 2021, the Bank was considered “well capitalized” under the regulatory framework for prompt corrective action.

Note 13 – Borrowed Funds

The following is a summary of short-term borrowings with original maturities of less than one year:

(Dollars in thousands)	Six Months Ended June 30, 2022	Year Ended December 31, 2021
Overnight borrowings, weighted average interest rate of 1.75% at June 30, 2022	$18,900	$—
Securities sold under agreements to repurchase:
Outstanding at end of period	$51,014	$57,699
Weighted average interest rate at end of period	0.14%	0.15%
Maximum amount outstanding as of any month end	$62,023	$72,396
Average amount outstanding	$59,710	$57,697
Approximate weighted average rate during the period	0.12%	0.15%

Short-term borrowings increased $12.2 million since December 31, 2021, driven by $18.9 million in overnight borrowings, which were offset by a decrease in other short-term borrowings of $6.7 million during the six months related to our Treasury Management customers utilizing their funds.

At June 30, 2022, the repurchase agreements were secured by $69.5 million in investment securities issued by government related agencies.  A minimum of 102% of fair value is pledged against account balances.

Note 14 – Recent Accounting Pronouncements

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

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848).”  The ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendment only applies to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. The ASU is effective as of March 12, 2020 and through December 31, 2022. The Corporation is in the process of evaluating the impact of this standard on the loan portfolio, investment portfolio, long term debt and interest rate swaps, but believes that its adoption will not have a material impact on the Corporation’s financial condition or results of operations.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.  ASU 2022-02 made certain targeted amendments specific to troubled debt restructurings (TDRs) by creditors and vintage disclosure related to gross write-offs. Upon adoption, the Corporation will be required to apply the loan and refinancing and restructuring guidance to determine whether a modification results in a new loan or a continuation of an existing loan, rather than applying the recognition and measurement guidance for TDRs.  The ASU also requires companies to disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases within scope of Subtopic 326-20.  ASU 2022-02 is effective March 31, 2023, for entities that have adopted ASU 2016-13, otherwise effective date is the same as ASU 2016-13. The Corporation’s current plan is to adopt ASU 2016-13 effective January 1, 2023 at which time it will also implement ASU 2022-02.

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

At June 30, 2022, the Corporation’s total assets were $1.8 billion, net loans were $1.2 billion, and deposits were $1.5 billion. Shareholders’ equity at June 30, 2022 was $132.9 million.

The Corporation maintains an Internet site at www.mybank.com on which it makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC.

SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data for the six month periods ended June 30, 2022 and 2021 and is qualified in its entirety by the detailed information and unaudited financial statements, including the notes thereto, included elsewhere in this quarterly report.

	As of the six months ended
	June 30,
	2022	2021
Per Share Data
Basic net income per common share (1) - as reported	$1.68	$1.15
Basic net income per common share (1) - non-GAAP	$1.68	$1.52
Diluted net income per common share (1) - as reported	$1.68	$1.15
Diluted net income per common share (1) - non-GAAP	$1.68	$1.52
Basic book value per common share - as reported	$20.22	$19.74
Diluted book value per common share - as reported	$20.19	$19.72

Significant Ratios:

Return on Average Assets (a) (1) - as reported	1.26%	0.88%
Settlement expenses, net of income tax	—	0.30%
Adjusted Return on Average Assets (a) (1) (non-GAAP)	1.26%	1.18%

Return on Average Equity (a) (1) - as reported	16.32%	12.21%
Settlement expenses, net of income tax	—	2.64%
Income tax effect of adjustment	—	1.13%
Adjusted Return on Average Equity (a) (1) (non-GAAP)	16.32%	15.98%

Average Equity to Average Assets	7.75%	7.29%

Capital Ratios:

Consolidated Total Capital (to risk weighted assets)	15.56%	15.80%
Consolidated Tier 1 Capital (to risk weighted assets)	14.41%	14.55%
Consolidated Common Equity Tier 1 Capital (to risk weighted assets)	12.35%	12.37%
Consolidated Tier 1 Capital (to average assets)	11.23%	9.94%

(1) See reconciliation of this non-GAAP financial measure provided elsewhere herein associated with settlement expenses incurred during the first quarter of 2021.

Note: (a) Annualized

RESULTS OF OPERATIONS

Overview

Consolidated net income was $11.1 million for the first six months of 2022 compared to $7.8 million for the first six months of 2021.  Basic and diluted net income per share for the first six months of 2022 were both $1.68, compared to basic and diluted net income per share of $1.15 for the first six months of 2021. The year over year increase was primarily driven by a $2.3 million increase in net interest income; of which, $1.9 million resulted from the decrease in interest expense as costs of funds decreased by approximately 55%.  Additionally, comparative year-to-date income increased due to the $3.3 million in litigation settlement expense recognized in 2021.

Consolidated net income was $5.4 million for the second quarter of 2022, or $0.82 per diluted share, compared to $4.4 million, or $0.66 per diluted share, for the second quarter of 2021.  The increase in net income year over year was driven by an increase in net interest income of $1.2 million and reduced operating expenses of $0.4 million, offset by an increase in provision expense of $0.1 million, reduced other operating income, and a decrease of $0.3 million in gains from sales of mortgages.  Additionally, we experienced a decrease in gains from sales of available for sale investments and recognized an expense of $0.2 million in expense related to Other Real Estate Owned (“OREO”) in the second quarter 2022 compared to a gain on sale of OREO of $0.2 million in the second quarter of 2021.  The OREO expenses were attributable to one development project as we continue to work with the participation group to market and sell the commercial parcels.

Comparing the six months ended June 30, 2022 to the six months ended June 30, 2021, net interest income, on a non-GAAP, fully taxable equivalent (“FTE”) basis, increased by $2.3 million.  Interest income increased by $0.4 million and interest expense decreased by $1.9 million.  Interest income during the first six months of 2021 included $2.0 million in fees related to Paycheck Protection Program (“PPP”) loan forgiveness that were recognized during that period compared to $0.1 million for the six months ended June 30, 2022.  The yield on earning assets increased 10 basis points to 3.66% during the six months of 2022 compared to 3.56% during the same period of 2021, which correlated to the rising interest rate environment and new loans booked at higher rates.  Interest expense on deposits decreased $1.3 million while the average balances decreased $10.2 million and interest on long-term borrowings decreased $0.7 million relating to the prepayment of $70.0 million of Federal Home Loan Bank (“FHLB”) advances in the third quarter of 2021.  The decreased interest expense resulted in an overall decrease of 32 basis points on interest bearing liabilities.  To date, we have not experienced significant pressure on deposit pricing, but we expect to experience increasing rates the remainder of this year given the recent moves by the Federal Reserve.  The net interest margin for the six months ended June 30, 2022 was 3.46% compared to 3.13% for the six months ended June 30, 2021.

Net interest income, on a non-GAAP, FTE basis, increased by $1.2 million for the second quarter 2022 when compared to the second quarter of 2021.  This increase was driven by an increase of $0.3 million in interest income related to an overall increase of 15 basis points on interest earning assets despite a decline in average balances of $33.8 million. Interest income on loans decreased $0.2 million due primarily to a reduction of fees related to PPP loan forgiveness recognized during 2021.  Investment income increased $0.6 million due to an increase in average balances related to the deployment of excess cash balances to purchase investment securities late in the fourth quarter of 2021 and early in the first quarter of 2022.  The reduction of $1.1 million in interest expense resulted from the lowering of deposit rates throughout 2021, the decline of $73.3 million of average balances in the higher cost CD portfolio and the prepayment of $70.0 million of FHLB advances in 2021. The net interest margin for the second quarter of 2022 was 3.52%, compared to 3.15% for the second quarter of 2021.

Non-interest income for the six months ended June 30, 2022 decreased by approximately $0.8 million when compared to the same period of 2021.  This decrease was primarily due to the decrease in net gains on sales of residential mortgage loans of $0.8 million as refinance activity has slowed considerably in correlation with rising mortgage interest rates and due to management’s strategic decision to book new mortgage loans at higher rates to our in-house portfolio.

Other operating income, including gains, for the second quarter of 2022 decreased by approximately $0.3 million when compared with the same period of 2021.  Gains on sales of mortgage loans decreased by approximately $0.3 million related to the diminished refinance activity due to the rising interest rate environment and management’s strategic decision to book new mortgage loans at higher rates to our in-house portfolio. Net gains on sales of investments decreased by approximately $0.2 million, which was partially offset by the increase of service charges on deposit accounts by approximately $0.1 million.

For the six months ended June 30, 2022, non-interest expenses decreased by $2.3 million in 2022 when compared to the six months ended June 30, 2021.   This decrease was attributable to the one-time litigation settlement expense of $3.3 million, and $1.2 million in legal expenses that were recognized in 2021 along with a $0.2 million reduction in telephone expense and a $0.2 million decline in investor relations costs. These decreases were partially offset by year-over-year increases in salaries and employee benefits of $1.2 million, which was partially related to the reduction of employee wages associated with deferred loan costs and increases of $0.3 million in equipment expenses, $0.9 million in OREO expenses and $0.2 million in miscellaneous other expenses.

Other operating expenses decreased by $0.4 million when comparing the second quarter of 2022 to the second quarter of 2021.  This decrease was driven by a decrease in legal and professional fees of approximately $0.9 million and investor relations expense of approximately $0.2 million, which were partially offset by an increase in salaries and employee benefits of approximately $0.3 million and net OREO expenses of approximately $0.4 million.  The increase in OREO expenses was driven by expenses attributable to one development project as we continue to work with the participation group to market and sell the commercial parcels and gains on sales of properties in 2021 that resulted in a net credit.

The provision for loan losses was $0.6 million for both the second quarter of 2022 and the second quarter of 2021.  The provision expense recorded in the second quarter of 2022 was attributable primarily to loan portfolio growth during the quarter and changes in the qualitative factors, particularly related to the current economic outlook.  Net charge-offs of $179,000 were recorded for the quarter ended June 30, 2022, compared to net charge offs of $67,000 for 2021. The ratio of the ALL to loans outstanding was 1.28% at June 30, 2022, compared to 1.29% at March 31, 2022 and 1.38% at December 31, 2021.

The effective income tax rates as a percentage of income for the six months ended June 30, 2022 and June 30, 2021 were 24.5% and 25.2%, respectively.  The reduced tax rate for the six months ended June 30, 2022 when compared to the six months ended June 30, 2021 was related to an increased benefit at the holding company related to the fair value costs associated with the executive long term incentive plan payouts, and state tax treatment of the litigation settlement expenses. The new low-income housing tax credit investment in 2021 is expected to begin generating tax credits in 2022 and should provide increased tax credits beginning in 2023 and beyond for the term of the tax credit.

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

The following table presents a reconciliation of net income and basic and diluted earnings per share (as reported) to adjusted net income and adjusted basic and diluted earnings per share:

	Six months ended June 30,		Three months ended June 30,
	2022	2021	2022	2021
(in thousands, except for per share amount)
Net income - as reported	$11,143	$7,833	$5,428	$4,403
Adjustments:
Settlement expense	—	3,300	—	—
Income tax effect of adjustment	—	(735)	—	—
Adjusted net income (non-GAAP)	$11,143	$10,398	$5,428	$4,403

Basic and Diluted earnings per share - as reported	$1.68	$1.15	$0.82	$0.66
Adjustments:
Settlement expense	—	0.47	—	—
Income tax effect of adjustment	—	(0.10)	—	—
Adjusted basic and diluted earnings per share (non-GAAP)	$1.68	$1.52	$0.82	$0.66

Significant Ratios:

Return on Average Assets (1) - as reported	1.26%	0.88%
Settlement expenses, net of income tax effect	—	0.30%
Adjusted Return on Average Assets (1) (non-GAAP)	1.26%	1.18%

Return on Average Equity (1) - as reported	16.32%	12.21%
Settlement expenses, net of income tax effect	—	3.77%
Adjusted Return on Average Equity (1) (non-GAAP)	16.32%	15.98%

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

The tables below summarizes net interest income for the six and three month periods ended June 30, 2022 and 2021.

	GAAP		Non-GAAP - FTE
	Six Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2022	2021	2022	2021
Interest income	$28,878	$28,498	$29,355	$28,971
Interest expense	1,566	3,499	1,566	3,499
Net interest income	$27,312	$24,999	$27,789	$25,472
Net interest margin %	3.40%	3.07%	3.46%	3.13%

	Three Months Ended		Three Months Ended
	June 30,		June 30,
(dollars in thousands)	2022	2021	2022	2021
Interest income	$14,731	$14,436	$14,967	$14,670
Interest expense	760	1,673	760	1,673
Net interest income	$13,971	$12,763	$14,207	$12,997
Net interest margin %	3.46%	3.10%	3.52%	3.15%

The following tables set forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the six and three month periods ended June 30, 2022 and 2021:

	Six Months Ended
	June 30,
	2022			2021
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Loans	$1,184,804	$25,326	4.31%	$1,187,760	$25,873	4.39%
Investment Securities:
Taxable	356,878	2,946	1.66%	264,525	1,984	1.51%
Non taxable	27,447	1,005	7.38%	25,698	972	7.63%
Total	384,325	3,951	2.07%	290,223	2,956	2.05%
Federal funds sold	44,689	57	0.26%	155,009	63	0.08%
Interest-bearing deposits with other banks	4,487	5	0.21%	2,980	1	0.07%
Other interest earning assets	1,028	16	3.14%	4,054	78	3.88%
Total earning assets	1,619,333	29,355	3.66%	1,640,026	28,971	3.56%
Allowance for loan losses	(15,558)			(16,582)
Non-earning assets	172,839			152,853
Total Assets	$1,776,614			$1,776,297
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$291,220	$182	0.13%	$208,930	$347	0.33%
Interest-bearing money markets	289,377	137	0.10%	344,100	288	0.17%
Savings deposits	247,573	36	0.03%	212,342	46	0.04%
Time deposits	148,377	521	0.71%	221,414	1,464	1.33%
Short-term borrowings	60,144	39	0.13%	50,670	50	0.20%
Long-term borrowings	30,929	651	4.24%	100,929	1,304	2.61%
Total interest-bearing liabilities	1,067,620	1,566	0.30%	1,138,385	3,499	0.62%
Non-interest-bearing deposits	541,992			481,803
Other liabilities	29,337			26,704
Shareholders’ Equity	137,665			129,405
Total Liabilities and Shareholders’ Equity	$1,776,614			$1,776,297
Net interest income and spread		$27,789	3.36%		$25,472	2.94%
Net interest margin			3.46%			3.13%

(1)	The above table reflects the average rates earned or paid stated on an FTE basis assuming a 21% tax rate for 2022 and 2021. Non-GAAP interest income on a fully taxable equivalent was $477 and $473, respectively.
(2)	Net interest margin is calculated as net interest income divided by average earning assets.
(3)	The average yields on investments are based on amortized cost.

Comparing the six months ended June 30, 2022 to the six months ended June 30, 2021, net interest income, on a non-GAAP, FTE basis, increased by $2.3 million.  Interest income increased by $0.4 million and interest expense decreased by $1.9 million.  Interest income for the first six months of 2021 included $2.0 million in fees related to PPP loan forgiveness that were recognized during that period compared to $0.1 million for the six months ended June 30, 2022.  The yield on earning assets increased 10 basis points to 3.66% in 2022 compared to 3.56% in 2021 in correlation with the rising interest rate environment and new loans booked at higher rates.  Interest expense on deposits decreased $1.3 million while the average balances decreased $10.2 million and interest on long-term borrowings decreased $0.7 million relating to the prepayment of $70.0 million of FHLB advances in the third quarter of 2021.  The decreased interest expense resulted in an overall decrease of 32 basis points on interest bearing liabilities.  To date, we have not experienced significant pressure on deposit pricing, but we expect to experience increasing rates the remainder of this year given the recent moves by the Federal Reserve.  The net interest margin for the six months ended June 30, 2022 was 3.46% compared to 3.13% for the six months ended June 30, 2021.

	Three Months Ended
	June 30,
	2022			2021
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Assets
Loans	$1,200,651	$12,876	4.30%	$1,173,007	$13,119	4.49%
Investment Securities:
Taxable	350,602	1,540	1.76%	273,196	994	1.46%
Non taxable	26,879	500	7.46%	25,325	480	7.60%
Total	377,481	2,040	2.17%	298,521	1,474	1.98%
Federal funds sold	36,151	39	0.43%	174,346	39	0.09%
Interest-bearing deposits with other banks	3,728	4	0.43%	3,288	—	—%
Other interest earning assets	1,026	8	3.13%	3,654	38	4.17%
Total earning assets	1,619,037	14,967	3.71%	1,652,816	14,670	3.56%
Allowance for loan losses	(15,221)			(16,758)
Non-earning assets	166,785			147,763
Total Assets	$1,770,601			$1,783,821
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$298,571	$93	0.12%	$214,310	$175	0.33%
Interest-bearing money markets	282,083	74	0.11%	328,100	118	0.14%
Savings deposits	251,187	18	0.03%	221,614	21	0.04%
Time deposits	142,013	216	0.61	215,349	685	1.28%
Short-term borrowings	60,727	21	0.14%	51,035	26	0.20%
Long-term borrowings	30,929	338	4.38%	100,929	648	2.57%
Total interest-bearing liabilities	1,065,510	760	0.29%	1,131,337	1,673	0.59%
Non-interest-bearing deposits	539,488			498,130
Other liabilities	30,564			27,085
Shareholders’ Equity	136,039			127,269
Total Liabilities and Shareholders’ Equity	$1,771,601			$1,783,821
Net interest income and spread		$14,207	3.42%		$12,997	2.97%
Net interest margin			3.52%			3.15%

(1)	The above table reflects the average rates earned or paid stated on an FTE basis assuming a 21% tax rate for 2022 and 2021. Non-GAAP interest income on a fully taxable equivalent was $236 and $234, respectively.
(2)	Net interest margin is calculated as net interest income divided by average earning assets.

(3)	The average yields on investments are based on amortized cost.

Net interest income, on a non-GAAP, FTE basis, increased by $1.2 million for the second quarter 2022 when compared to the second quarter of 2021.  This increase was driven by an increase of $0.3 million in interest income related to an overall increase of 15 basis points on interest earning assets despite a decline in average balances of $33.8 million. Interest income on loans decreased $0.2 million due primarily to a reduction of fees related to PPP loan forgiveness recognized during 2021.  Investment income increased $0.6 million due to an increase in average balances related to the deployment of excess cash balances to purchase investment securities late in the fourth quarter of 2021 and early in the first quarter of 2022.  The reduction of $1.1 million in interest expense resulted from the lowering of deposit rates throughout 2021, the decline of $73.3 million of average balances in the higher cost CD portfolio and the prepayment of $70.0 million of FHLB advances in 2021. The net interest margin for the second quarter of 2022 was 3.52%, compared to 3.15% for the second quarter of 2021.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense for our average interest-earning assets and average interest-bearing liabilities for the six and three month periods ended June 30, 2022 and 2021:

	For the Six months ended June 30, 2022
	compared to the Six months ended June 30, 2021
(in thousands and tax equivalent basis)	Volume	Rate	Net
Interest Income:
Loans	$(65)	$(482)	$(547)
Taxable Investments	697	265	962
Non-taxable Investments	67	(34)	33
Federal funds sold	(44)	38	(6)
Interest-bearing deposits	1	3	4
Other interest earning assets	(59)	(3)	(62)
Total interest income	597	(213)	384
Interest Expense:
Interest-bearing demand deposits	136	(301)	(165)
Interest-bearing money markets	(47)	(104)	(151)
Savings deposits	7	(17)	(10)
Time deposits	(486)	(457)	(943)
Short-term borrowings	9	(20)	(11)
Long-term borrowings	(914)	261	(653)
Total interest expense	(1,295)	(638)	(1,933)
Net interest income	$1,892	$425	$2,317

	For the Three months ended June 30, 2022 compared to the Three months ended June 30, 2021
(in thousands and tax equivalent basis)	Volume	Rate	Net
Interest Income:
Loans	$310	$(553)	$(243)
Taxable Investments	283	263	546
Non-taxable Investments	30	(10)	20
Federal funds sold	(31)	31	0
Interest-bearing deposits	0	4	4
Other interest earning assets	(27)	(3)	(30)
Total interest income	565	(268)	297
Interest Expense:
Interest-bearing demand deposits	70	(152)	(82)
Interest-bearing money markets	(16)	(28)	(44)
Savings deposits	3	(6)	(3)
Time deposits	(235)	(234)	(469)
Short-term borrowings	5	(10)	(5)
Long-term borrowings	(450)	140	(310)
Total interest expense	(623)	(290)	(913)
Net interest income	$1,188	$22	$1,210

(1)	The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

Specific allocations have been made for impaired loans where management has determined that the collateral supporting the loans is not adequate to cover the loan balance, and the qualitative factors affecting the ALL have been adjusted based on the current economic environment and the characteristics of the loan portfolio.

Other Income

The composition of other operating income for the six and three month periods ended June 30, 2022 and 2021 is illustrated in the following table:

	Income as % of				Income as % of
	Total Other Income				Total Other Income
	Six Months Ended				Three Months Ended
	June 30,				June 30,
(in thousands)	2022		2021		2022		2021
Service charges on deposit accounts	$928	11%	$817	9%	$463	11%	$412	10%
Other service charges	445	5%	432	5%	232	5%	221	5%
Trust department	4,233	48%	4,275	47%	2,044	46%	2,034	47%
Debit card income	1,869	21%	1,723	19%	983	22%	913	21%
Bank owned life insurance	589	7%	579	6%	297	7%	293	7%
Brokerage commissions	533	6%	625	7%	313	7%	357	8%
Other income	198	2%	612	7%	81	2%	91	2%
	$8,795	100%	$9,063	100%	$4,413	100%	$4,321	100%

Other Operating Expenses

The composition of other operating expenses for the six and three month periods ended June 30, 2022 and 2021 is illustrated in the following table:

	Expense as % of				Expense as % of
	Total Other Operating Expenses				Total Other Operating Expenses
	Six Months Ended				Three Months Ended
	June 30,				June 30,
(in thousands)	2022		2021		2022		2021
Salaries and employee benefits	$11,761	55%	$10,495	44%	$5,793	54%	$5,507	50%
FDIC premiums	329	2%	366	1%	155	2%	183	1%
Equipment	2,073	10%	1,805	8%	1,029	10%	954	9%
Occupancy expense of premises	1,438	7%	1,418	6%	711	7%	693	6%
Data processing expense	1,626	8%	1,601	7%	805	8%	875	8%
Marketing expense	257	1%	279	1%	151	1%	133	1%
Professional services	1,084	5%	2,661	11%	564	5%	1,491	14%
Contract labor	323	2%	333	1%	158	2%	185	2%
Telephone	253	1%	483	2%	139	1%	268	2%
Other real estate owned	247	1%	(610)	(3)%	152	1%	(198)	(2)%
Investor relations	219	1%	430	2%	123	1%	306	3%
Settlement expense	—	0%	3,300	14%	—	0%	—	0%
Contributions	63	0%	50	0%	42	0%	27	0%
Other	1,542	7%	1,348	6%	815	8%	608	6%
	$21,215	100%	$23,959	100%	$10,637	100%	$11,032	100%

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

FINANCIAL CONDITION

Balance Sheet Overview

Total assets at June 30, 2022 were $1.8 billion, representing a $7.9 million decrease since March 31, 2022 and a $22.6 million increase since December 31, 2021.  During the second quarter of 2022, cash and interest-bearing deposits in other banks decreased by $54.5 million, the investment portfolio decreased by $11.8 million and gross loans increased by $52.2 million.  Other assets including deferred taxes, premises and equipment and accrued interest receivable also increased collectively by $6.6 million.

Total liabilities at June 30, 2022 were $1.6 billion, representing a $3.7 million decrease since March 31, 2022 and a $31.6 million increase since December 31, 2021.  The increase in total liabilities was also attributable to the change in the market value of the pension plan assets of $9.4 million since December 31, 2021.  This decrease is related to the increasing rate environment and market volatility resulting in a pension plan liability of $4.6 million at June 30, 2022 compared to a pension plan asset of $4.8 million at December 31, 2021. Total deposits decreased by $23.2 million since March 31, 2022 and increased by $15.0 million since December 31, 2021.  The decline in deposits during the second quarter is primarily attributable to reduced money market balances associated with one local municipality.  Short term borrowings increased $12.2 million since December 31, 2021, driven by $18.9 million in overnight borrowings, which were offset by a decrease in other short-term borrowings of $7.9 million during the quarter.

The increase in overnight borrowings at June 30, 2022 was primarily driven by the strong loan growth coupled with the decline in deposit balances during the second quarter and the timing difference associated with an expected loan pay-off.  Management plans to bring approximately $50.0 million in trust department money market accounts which had been placed off-balance sheet in 2021, back on-balance sheet in the third quarter.

Loan Portfolio

The following table presents the composition of our loan portfolio at the dates indicated:

(dollars in thousands)	June 30, 2022		December 31, 2021
Commercial real estate	$421,942	34%	$374,291	32%
Acquisition and development	116,115	10%	128,077	11%
Commercial and industrial *	225,640	18%	180,976	16%
Residential mortgage	406,293	33%	404,686	35%
Consumer	63,623	5%	65,657	6%
Total Loans	$1,233,613	100%	$1,153,687	100%

*Includes $0.8 million of PPP loans at June 30, 2022 and $7.7 million at December 31, 2021

Outstanding gross loans of $1.2 billion at June 30, 2022 reflected growth of $79.9 million for the first six months of 2022 and growth of $52.2 million for the second quarter of 2022.  Since December 31, 2021, commercial real estate (“CRE”) loans increased by $47.7 million, acquisition and development (“A&D”) loans decreased by $12.0 million and commercial and industrial loans increased by $44.6 million.  The growth in the commercial real estate and commercial and industrial portfolios is a result of expansion of relationships with existing clients as well as new commercial clients.   Residential mortgage loans increased $1.6 million related to the diminished refinance activity due to the rising interest rate environment and management’s strategic decision to book new mortgage loans at higher rates to our in-house portfolio. The consumer loan portfolio decreased by $2.0 million due to amortization of the existing portfolio offsetting new production.

New commercial loan production for the three months ended June 30, 2022 was approximately $103.4 million.  At June 30, 2022, unfunded, committed commercial construction loans totaled approximately $34.9 million. Commercial amortization and payoffs were approximately $47.7 million through June 30, 2022.

New consumer mortgage loan production for the second quarter of 2022 was approximately $15.1 million with most of this production being comprised of in-house mortgages.  The pipeline in-house, portfolio loans as of June 30, 2022 consisted of $13.5 million. Production levels have slowed for residential mortgages as compared to the second quarter of 2021 because of the increasing interest rates for the first six months of 2022.

Non-accrual loans totaled $2.1 million at June 30, 2022 compared to $2.5 million at December 31, 2021.  The  decrease in non-accrual balances at June 30, 2022 was primarily related to $0.2 million of principal pay-downs of residential mortgage and home equity loans.

Risk Elements of Loan Portfolio

The following table presents the risk elements of our loan portfolio at the dates indicated. Management is not aware of any potential problem loans other than those listed in this table or discussed below.

(dollars in thousands)	June 30, 2022	% of Applicable Portfolio	December 31, 2021	% of Applicable Portfolio
Non-accrual loans:
Commercial real estate	$66	0.02%	$81	0.02%
Acquisition and development	375	0.32%	390	0.30%
Commercial and industrial	—	0.00%	90	0.05%
Residential mortgage	1,675	0.41%	1,901	0.47%
Consumer	33	0.05%	—	0.00%
Total non-accrual loans	$2,149	0.17%	$2,462	0.21%
Accruing Loans Past Due 90 days or more:
Residential mortgage	$258		$148
Consumer	67		152
Total loans past due 90 days or more	$325		$300
Total non-accrual and accruing loans past due 90 days or more	$2,474		$2,762
Restructured Loans (TDRs):
Performing	$3,134		$2,997
Non-accrual (included above)	289		300
Total TDRs	$3,423		$3,297
Other real estate owned	$4,517		$4,477
Total Non-performing assets	$6,991		$7,239
Impaired loans without a valuation allowance	4,980		5,248
Impaired loans with a valuation allowance	303		480
Total impaired loans	$5,283		$5,728
Valuation allowance related to impaired loans	$62		$64

Non-accrual loans to total loans (as %)	0.17%		0.21%
Non-performing loans to total loans (as %)	0.20%		0.24%
Non-performing assets to total assets (as %)	0.40%		0.42%
Allowance for loan losses to non-accrual loans (as %)	732.29%		648.05%
Allowance for loan losses to non-performing assets (as %)	225.10%		220.40%

Performing loans considered to be impaired (including performing troubled debt restructurings, or TDRs), as defined and identified by management, amounted to $3.1 million at June 30, 2022 and $3.0 million at December 31, 2021. Loans are identified as impaired when, based on current information and events, management determines that we will be unable to collect all amounts due according to contractual terms. These loans consist primarily of A&D loans and CRE loans. The fair values are generally determined based upon independent third-party appraisals of the collateral or discounted cash flows based upon the expected proceeds. Specific allocations have been made where management believes there is insufficient collateral to repay the loan balance if liquidated and there is no secondary source of repayment available.

The following table presents the details of impaired loans that are TDRs by class at June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Contracts	Investment	Contracts	Investment
Performing
Commercial real estate
Non owner-occupied	1	103	1	$106
All other CRE	2	2,098	2	2,178
Acquisition and development
1-4 family residential construction	1	224	1	239
All other A&D	—	—	—	—
Commercial and industrial	—	—	—	—
Residential mortgage
Residential mortgage – term	11	709	6	474
Residential mortgage – home equity	—	—	—	—
Consumer	—	—	—	—
Total performing	15	$3,134	10	$2,997
Non-accrual
Commercial real estate
Non owner-occupied	—	$—	—	$—
All other CRE	—	—	—	—
Acquisition and development
1-4 family residential construction	—	—	—	—
All other A&D	—	—	—	—
Commercial and industrial	—	—	—	—
Residential mortgage
Residential mortgage – term	2	289	2	300
Residential mortgage – home equity	—		—	—
Consumer	—	—	—	—
Total non-accrual	2	289	2	300
Total TDRs	17	$3,423	12	$3,297

The level of TDRs was $3.2 million at June 30, 2022 compared to $3.4 million at December 31, 2021, with a slight reduction due to payments made during the first six months of 2022. There were no new TDRs during the first six months of 2022.

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

The ALL is also based on estimates, and actual losses will vary from current estimates. These estimates are reviewed quarterly, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the ALL. The methodology used to determine the adequacy of the ALL is consistent with prior years. An estimate for probable losses related to unfunded lending commitments, such as letters of credit and binding but unfunded loan commitments is also prepared. This estimate is computed in a manner similar to the methodology described above, adjusted for the probability of actually funding the commitment.  The ALL decreased to $15.7 million at June 30, 2022 compared to $16.0 million at December 31, 2021.

The ratio of year-to-date net charge offs to average loans for the six months ending June 30, 2022 was an annualized 0.07%, compared to net charge offs to average loans of 0.01% for 2021.  Our special assets team continues to aggressively collect on charged-off loans.

The ALL at June 30, 2022 is adequate to provide for probable credit losses inherent in our loan portfolio. Amounts that will be recorded for the provision for loan losses in future periods will depend upon trends in the loan balances, including the composition of the loan portfolio, changes in loan quality and loss experience trends, potential recoveries on previously charged-off loans and changes in other qualitative factors. Management also applies interest rate risk, collateral value and debt service sensitivity analyses to the Commercial real estate loan portfolio and obtains new appraisals on specific loans under defined parameters to assist in the determination of the periodic provision for loan losses.

The following table presents a summary of the activity in the ALL for the six months ended June 30:

(dollars in thousands)	2022	2021
Balance, January 1	$15,955	$16,486
Charge-offs:
Commercial real estate	—	(81)
Acquisition and development	—	—
Commercial and industrial	(52)	(82)
Residential mortgage	(33)	(175)
Consumer	(545)	—
Total charge-offs	(630)	(257)
Recoveries:
Commercial real estate	1	110
Acquisition and development	20	38
Commercial and industrial	9	29
Residential mortgage	101	78
Consumer	76	—
Total recoveries	207	255
Net losses	(423)	(2)
Provision for loan losses	205	665
Balance at end of period	$15,737	$17,149

Allowance for loan losses to gross loans outstanding (as %)	1.28%	1.49%

Net (Charge-offs)/Recoveries as a % of Average Applicable Portfolio

	2022	2021
Commercial real estate	0.00%	(0.02)%
Acquisition and development	(0.07)%	0.97%
Commercial and industrial	(0.23)%	0.04%
Residential mortgage	0.02%	0.03%
Consumer	0.45%	0.48%

Investment Securities

At June 30, 2022, the total amortized cost basis of the available-for-sale investment portfolio was $149.7 million, compared to a fair value of $132.9 million. Unrealized gains and losses on securities available-for-sale are reflected in accumulated other comprehensive loss, a component of shareholders’ equity. The amortized cost basis of the held to maturity portfolio was $240.6 million, compared to a fair value of $220.3 million.

The following table presents the composition of our securities portfolio at amortized cost and fair values at the dates indicated:

	June 30, 2022			December 31, 2021
	Amortized	Fair Value	FV as %	Amortized	Fair Value	FV as %
(dollars in thousands)	Cost	(FV)	of Total	Cost	(FV)	of Total
Securities Available for Sale:
U.S. government agencies	$11,060	$9,915	8%	$69,602	$67,169	23%
Residential mortgage-backed agencies	47,086	41,246	31%	49,630	48,661	17%
Commercial mortgage-backed agencies	36,498	31,996	24%	51,694	50,868	19%
Collateralized mortgage obligations	27,095	24,150	18%	93,018	90,077	31%
Obligations of state and political subdivisions	8,341	8,323	6%	12,439	12,804	4%
Corporate bonds	1,000	979	1%	—	—	—
Collateralized debt obligations	18,640	16,258	12%	18,609	17,192	6%
Total available for sale	$149,720	$132,867	100%	$294,992	$286,771	100%
Securities Held to Maturity:
U.S. treasuries	$37,076	$35,850	16%	$—	$—	—
U.S. government agencies	67,596	58,847	27%	—	—	—
Residential mortgage-backed agencies	27,996	25,717	12%	30,634	30,847	47%
Commercial mortgage-backed agencies	25,440	22,445	10%	5,456	5,601	9%
Collateralized mortgage obligations	59,951	54,293	25%	—	—	—
Obligations of state and political subdivisions	22,529	23,149	10%	20,169	28,921	44%
Total held to maturity	$240,588	$220,301	100%	$56,259	$65,369	100%

Total fair value of investment securities available for sale decreased by $153.9 million since December 31, 2021 due to the transfer of investments from available-for-sale to held to maturity in the first quarter 2022.  At June 30, 2022, the securities classified as available-for-sale included a net unrealized loss of $16.9 million, which represents the difference between the fair value and amortized cost of securities in the portfolio.

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

Approximately $116.6 million of the available-for-sale portfolio was valued using Level 2 pricing and had net unrealized losses of $14.5 million at June 30, 2022. The remaining $16.3 million of the securities available-for-sale represents the entire collateralized debt obligation (“CDO”) portfolio, which was valued using significant unobservable inputs (Level 3 assets). The $2.4 million in net unrealized losses associated with this portfolio relates to nine pooled trust preferred securities that comprise the CDO portfolio. Net unrealized losses of $1.4 million represent non-credit related OTTI charges on seven of the securities, while $1.0 million of unrealized losses relates to two securities which have had no credit related OTTI.

Deposits

The following table presents the composition of our deposits at the dates indicated:

(dollars in thousands)	June 30, 2022		December 31, 2021

Non-interest-bearing demand deposits	$527,761	36%	$501,627	34%

Interest-bearing deposits:
Demand	299,532	20%	228,175	16%
Money Market	269,994	18%	339,748	23%
Savings deposits	252,153	17%	236,595	16%
Time deposits	134,914	9%	163,229	11%
Total Deposits	$1,484,354	100%	$1,469,374	100%

Total deposits at June 30, 2022 increased $15.0 million when compared to deposits at December 31, 2021.  Non-interest-bearing deposits increased $26.1 million primarily related to the new commercial business gained during 2022.  Interest bearing demand deposits increased $71.4 million.  Traditional savings accounts increased $15.6 million.  Money market balances decreased $69.8 million driven by one local municipality opting to move their funds to a state-sponsored deposit account that offers a higher yield as well as a movement of balances to the trust department for higher rates, while maintaining the customer relationship.  Time deposits decreased $28.3 million related to maturing time deposits moving into other deposit products.

Borrowed Funds

The following table presents the composition of our borrowings at the dates indicated:

(in thousands)	June 30, 2022	December 31, 2021
Fed Funds Purchased, weighted average interest rate of 1.75% at June 30, 2022	$18,900	$—
Securities sold under agreements to repurchase	$51,014	$57,699
Total short-term borrowings	69,914	57,699
Junior subordinated debt	30,929	30,929
Total long-term borrowings	$30,929	$30,929

Short-term borrowings increased $12.2 million since December 31, 2021, driven by $18.9 million in overnight borrowings, which were offset by a decrease in other short-term borrowings of $6.7 million during the six months related to our Treasury Management customers utilizing their funds.

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

At June 30, 2022, we were asset sensitive.

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

Based on the simulation analysis performed at June 30, 2022 and December 31, 2021, management estimated the following changes in net interest income, assuming the indicated rate changes:

(Dollars in thousands)	June 30, 2022	December 31, 2021
+400 basis points	$963	$4,072
+300 basis points	$825	$3,233
+200 basis points	$677	$2,315
+100 basis points	$492	$1,160
-100 basis points	$(3,060)	$(3,110)

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

Management believes that no material changes in our market risks, our procedures used to evaluate and mitigate those risks, or our actual or simulated sensitivity positions have occurred since December 31, 2021. Our NII simulation analysis as of December 31, 2021 is included in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2021 under the heading “Market Risk and Interest Sensitivity.

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

Capital Resources

We require capital to fund loans, satisfy our obligations under the Bank’s letters of credit, meet the deposit withdrawal demands of the Bank’s customers, and satisfy our other monetary obligations. To the extent that deposits are not adequate to fund our capital requirements, we can rely on the funding sources identified above under the heading “Liquidity Management”. At June 30, 2022, the Bank had $111.1 million available through unsecured lines of credit with correspondent banks, and approximately $189.8 million available through the FHLB. Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our ability to meet our future capital requirements.

In addition to operational requirements, the Bank is subject to risk-based capital regulations, which were adopted and are monitored by federal banking regulators. These regulations are used to evaluate capital adequacy and require an analysis of an institution’s asset risk profile and off-balance sheet exposures, such as unused loan commitments and stand-by letters of credit.  Based on capital ratios at June 30, 2022, the Bank was considered to be well-capitalized.

The following table presents the Bank’s capital ratios as of the dates indicated:

	June 30, 2022	December 31, 2021	Required for Capital Adequacy Purposes	Required to be Well Capitalized
Total Capital (to risk-weighted assets)
First United Bank & Trust	14.64%	14.97%	8.00%	10.00%
Tier 1 Capital (to risk-weighted assets)
First United Bank & Trust	13.46%	13.72%	6.00%	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
First United Bank & Trust	13.46%	13.72%	4.50%	6.50%
Tier 1 Capital (to average assets)
First United Bank & Trust	10.40%	10.00%	4.00%	5.00%

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Contractual Obligations

The Corporation enters into contractual obligations in the normal course of business. Among these obligations are FHLB advances and junior subordinated debentures, operating lease agreements for banking and subsidiaries’ offices and for data processing and telecommunications equipment.  Comparing June 30, 2022 to December 31, 2021, short-term borrowings increased $12.2 million, driven by $18.9 million in overnight borrowings, which were offset by a decrease in other short-term borrowings of $6.7 million during the period  related to our Treasury Management customers utilizing their funds.

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

Commitments to extend credit in the form of consumer, commercial and business at the dates indicated were as follows:

(in thousands)	June 30, 2022	December 31, 2021
Residential Mortgage - home equity	$68,811	$66,874
Residential Mortgage - construction	22,552	18,657
Commercial	140,935	136,897
Consumer - personal credit lines	4,509	4,551
Standby letters of credit	15,922	15,711
Total	$252,729	$242,690

The increase of $10.0 million in commitments at June 30, 2022 when compared to December 31, 2021 was due to new business in construction commitments in the residential mortgage and commercial portfolios.

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

An evaluation of the effectiveness of these disclosure controls as of June 30, 2022 was carried out under the supervision and with the participation of management, including the PEO and the PFO. Based on that evaluation, management, including the PEO and the PFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the six months ended June 30, 2022, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FIRST UNITED CORPORATION

Date: August 11, 2022	/s/ Carissa L. Rodeheaver
Carissa L. Rodeheaver, CPA
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2022	/s/ Tonya K. Sturm
Tonya K. Sturm, Senior Vice President,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)