Form 10-Q
period 2022-09-30
FIRST UNITED CORP/MD/
filed 2022-11-10
CIK 763907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For quarterly period ended September 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:   6,656,390 shares of common stock, par value $.01 per share, as of October 31, 2022.

INDEX TO QUARTERLY REPORT

FIRST UNITED CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

First United Corporation and Subsidiaries

Consolidated Statements of Financial Condition

(In thousands, except share data - Unaudited)

	September 30, 2022	December 31, 2021

Assets
Cash and due from banks	$28,888	$109,823
Interest bearing deposits in banks	1,868	5,897
Cash and cash equivalents	30,756	115,720
Investment securities – available for sale (at fair value)	128,039	286,771
Investment securities – held to maturity (fair value $205,745 at September 30, 2022 and $65,369 at December 31, 2021)	238,445	56,259
Restricted investment in bank stock, at cost	1,027	1,029
Loans held for sale	—	67
Loans	1,277,924	1,153,687
Unearned fees	(210)	(292)
Allowance for loan losses	(15,541)	(15,955)
Net loans	1,262,173	1,137,440
Premises and equipment, net	35,022	34,697
Goodwill and other intangibles	11,895	12,052
Bank owned life insurance	46,041	45,150
Deferred tax assets	16,180	6,857
Other real estate owned, net	4,733	4,477
Right of use assets	1,987	2,247
Pension asset	—	4,765
Accrued interest receivable	5,157	4,821
Other assets	22,187	17,486
Total Assets	$1,803,642	1,729,838
Liabilities and Shareholders’ Equity
Liabilities:
Non-interest bearing deposits	$474,444	$501,627
Interest bearing deposits	1,036,674	967,747
Total deposits	1,511,118	1,469,374
Short-term borrowings	89,726	57,699
Long-term borrowings	30,929	30,929
Operating lease liability	2,472	2,761
SERP deferred compensation	10,481	10,395
Pension Liability	7,652	—
Accrued interest payable and other liabilities	18,221	15,787
Dividends payable	999	993
Total Liabilities	1,671,598	1,587,938
Shareholders’ Equity:
Common Stock – par value $0.01 per share; Authorized 25,000,000 shares; issued and outstanding 6,659,390 shares at September 30, 2022 and 6,620,955 at December 31, 2021	67	66
Surplus	24,238	23,661
Retained earnings	160,573	145,487
Accumulated other comprehensive loss	(52,834)	(27,314)
Total Shareholders’ Equity	132,044	141,900
Total Liabilities and Shareholders’ Equity	$1,803,642	$1,729,838

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Nine Months Ended
	September 30,
	2022	2021

	(Unaudited)
Interest income
Interest and fees on loans	$39,351	$39,496
Interest on investment securities
Taxable	4,533	2,864
Exempt from federal income tax	834	809
Total investment income	5,367	3,673
Other	345	239
Total interest income	45,063	43,408
Interest expense
Interest on deposits:
Savings	70	63
Interest-bearing transaction accounts	716	827
Time deposits	711	1,987
Total interest on Deposits	1,497	2,877
Interest on short-term borrowings	86	67
Interest on long-term borrowings	1,027	1,840
Total Interest Expense	2,610	4,784
Net Interest income	42,453	38,624
Provision for loan losses	97	68
Net interest income after provision for loan losses	42,356	38,556
Other operating income
Net gains on investments, available for sale	3	154
Net gains/(losses) on investments, held to maturity	93	(54)
Net gains on sale of residential mortgage loans	31	996
Net gains on disposal of fixed assets	34	16
Net gains	161	1,112
Other Income
Service charges on deposit accounts	1,451	1,292
Other service charges	686	664
Trust department	6,238	6,441
Debit card income	2,922	2,623
Bank owned life insurance	891	877
Brokerage commissions	805	854
Other	406	431
Total other income	13,399	13,182
Total other operating income	13,560	14,294
Other operating expenses
Salaries and employee benefits	17,891	16,214
FDIC premiums	479	575
Equipment expense	3,110	2,837
Occupancy expense of premises	2,172	2,102
Data processing expense	2,516	2,420
Marketing expense	409	408
Professional services	873	2,872
Contract labor	482	486
Telephone	365	606
Losses/(gains) on sales and write downs of other real estate owned, net	375	(460)
Investor relations	258	546
Settlement expense	—	3,300
FHLB prepayment penalty	—	2,368
Contributions	184	105
Other	2,437	2,203

Total other operating expenses	31,551	36,582
Income before income tax expense	24,365	16,268
Provision for income tax expense	6,286	4,047
Net Income	$18,079	$12,221
Basic net income per share	$2.72	$1.81
Diluted net income per share	$2.72	$1.81
Weighted average number of basic shares outstanding	6,645	6,741
Weighted average number of diluted shares outstanding	6,655	6,746
Dividends declared per common share	$0.45	$0.45

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended
	September 30,
	2022	2021

	(Unaudited)
Interest income
Interest and fees on loans	$14,058	$13,667
Interest on investment securities
Taxable	1,587	880
Exempt from federal income tax	273	266
Total investment income	1,860	1,146
Other	267	97
Total interest income	16,185	14,910
Interest expense
Interest on deposits:
Savings	34	17
Interest-bearing transaction accounts	397	192
Time deposits	190	523
Total interest on Deposits	621	732
Interest on short-term borrowings	47	17
Interest on long-term borrowings	376	536
Total Interest Expense	1,044	1,285
Net Interest income	15,141	13,625
Provision for loan losses	(108)	(597)
Net interest income after provision for loan losses	15,249	14,222
Other operating income
Net gains on investments, held to maturity	93	(54)
Gains on sale of residential mortgage loans	3	136
Net gains	96	82
Other Income
Service charges on deposit accounts	523	475
Other service charges	241	232
Trust department	2,005	2,166
Debit card income	1,053	900
Bank owned life insurance	302	298
Brokerage commissions	272	229
Other	208	223
Total other income	4,604	4,523
Total other operating income	4,700	4,605
Other operating expenses
Salaries and employee benefits	6,130	5,719
FDIC premiums	150	209
Equipment	1,037	1,032
Occupancy	734	684
Data processing	890	819
Marketing	152	129
Professional services	(211)	615
Contract labor	159	153
Line rentals	112	123
Losses on sales and write downs of other real estate owned, net	128	150
Investor relations	39	116
Contributions	121	55
FHLB prepayment penalty	—	2,368
Other	895	855
Total other operating expenses	10,336	13,027
Income before income tax expense	9,613	5,800
Provision for income tax expense	2,677	1,412

Net Income	$6,936	$4,388
Basic net income per common share	$1.04	$0.66
Diluted net income per common share	$1.04	$0.66
Weighted average number of basic shares outstanding	6,658	6,617
Weighted average number of diluted shares outstanding	6,669	6,624
Dividends declared per common share	$0.15	$0.15

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Comprehensive (Loss)/Income

(In thousands)

	Nine Months Ended
	September 30,
	2022	2021

Comprehensive (Loss)/Income	(Unaudited)
Net Income	$18,079	$12,221
Other comprehensive (loss)/income, net of tax and reclassification adjustments:
Available for sale securities:
Unrealized holding (losses)/gains on investments with OTTI	$(853)	$3,274
Reclassification adjustment for accretable yield realized in income	152	151
Other comprehensive (loss)/income on investments with OTTI	(1,005)	3,123

Unrealized holding losses on all other AFS investments	$(22,971)	$(5,035)
Unrealized holding losses on securities transferred from available for sale to held to maturity	8,328	—
Reclassification adjustment for gains realized in income	3	154
Other comprehensive losses on all other AFS investments	(14,646)	(5,189)

Held to Maturity Securities
Unrealized holding losses on securities transferred to held to maturity	$(8,328)	$—
Reclassification adjustment for gains/(losses) realized in income	93	(54)
Reclassification adjustment for amortization realized in income	(644)	(96)
Other comprehensive (losses)/income on HTM investments	(7,777)	150

Cash flow hedges:
Unrealized holding gains on cash flow hedges	$1,622	$615
Reclassification adjustment for gains realized in income	—	—
Other comprehensive income on cash flow hedges	1,622	615

Pension plan liability:
Unrealized holding (losses)/gains on pension plan liability	$(14,079)	$139
Reclassification adjustment for amortization of unrecognized loss realized in income	(837)	(1,116)
Other comprehensive (loss)/income on pension plan liability	(13,242)	1,255

SERP liability:
Unrealized holding losses on SERP liability	$—	$—
Reclassification adjustment for amortization of unrealized loss realized in income	(203)	(225)
Other comprehensive income on SERP liability	203	225

Other comprehensive (losses)/gains before income tax	(34,845)	179
Income tax benefit/(expense) related to other comprehensive income	9,325	(48)

Other comprehensive (loss)/income, net of tax	(25,520)	131
Comprehensive (loss)/income	$(7,441)	$12,352

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Comprehensive (Loss)/Income

(In thousands)

	Three Months Ended
	September 30,
	2022	2021

Comprehensive Income (in thousands)	(Unaudited)
Net Income	$6,936	$4,388
Other comprehensive (loss)/income, net of tax and reclassification adjustments:
Available for sale securities:
Unrealized holding (losses)/gains on investments with OTTI	$(199)	$751
Reclassification adjustment for accretable yield realized in income	51	50
Other comprehensive(loss)/income on investments with OTTI	(250)	701

Unrealized holding losses on all other AFS investments	$(6,768)	$(708)
Reclassification adjustment for gains realized in income	—	—
Other comprehensive losses on all other AFS investments	(6,768)	(708)

Held to Maturity Securities
Unrealized holding losses on securities transferred to held to maturity	$—	$—
Reclassification adjustment for gains realized in income	93	(54)
Reclassification adjustment for amortization realized in income	(320)	12
Other comprehensive income on HTM investments	227	42

Cash flow hedges:
Unrealized holding gains on cash flow hedges	$534	$108
Reclassification adjustment for gains realized in income	—	—
Other comprehensive income on cash flow hedges	534	108

Pension plan liability:
Unrealized holding losses on pension plan liability	$(3,537)	$(951)
Reclassification adjustment for amortization of unrecognized loss realized in income	(279)	(372)
Other comprehensive losses on pension plan liability	(3,258)	(579)

SERP liability:
Unrealized holding losses on SERP liability	$—	$—
Reclassification adjustment for amortization of unrealized loss realized in income	(68)	(75)
Other comprehensive income on SERP liability	68	75

Other comprehensive losses before income tax	(9,447)	(361)
Income tax benefit related to other comprehensive income	2,529	97

Other comprehensive loss, net of tax	(6,918)	(264)
Comprehensive income	$18	$4,124

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except per share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at January 1, 2022	$66	$23,661	$145,487	$(27,314)	$141,900
Net income			5,715		5,715
Other comprehensive loss				(9,593)	(9,593)
Stock based compensation		(4)			(4)
Common stock issued - 15,456 shares		55			55
Common stock dividend declared - $0.15 per share			(995)		(995)
Balance at March 31, 2022	$66	$23,712	$150,207	$(36,907)	$137,078
Net income			5,428		5,428
Other comprehensive loss				(9,009)	(9,009)
Stock based compensation	1	339			340
Common stock issued - 18,416 shares		54			54
Common stock dividend declared - $0.15 per share			(999)		(999)
Balance at June 30, 2022	$67	$24,105	$154,636	$(45,916)	$132,892
Net income			6,936		6,936
Other comprehensive loss				(6,918)	(6,918)
Stock based compensation		80			80
Common stock issued - 4,563 shares		53			53
Common stock dividend declared - $0.15 per share			(999)		(999)
Balance at September 30, 2022	$67	$24,238	$160,573	$(52,834)	$132,044

First United Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except per share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at January 1, 2021	$70	$30,149	$129,691	$(28,863)	$131,047
Net income			3,430		3,430
Other comprehensive loss				(4,335)	(4,335)
Stock based compensation		50			50
Common stock issued - 2,956 shares		46			46
Common stock dividend declared - $0.15 per share			(1,049)		(1,049)
Balance at March 31, 2021	$70	$30,245	$132,072	$(33,198)	$129,189
Net income			4,403		4,403
Other comprehensive income				4,730	4,730
Stock based compensation		296			296
Common stock issued - 3,261 shares		56			56
Common stock repurchase - 400,000 shares	(4)	(7,175)			(7,179)
Common stock dividend declared - $0.15 per share			(939)		(939)
Balance at June 30, 2021	$66	$23,422	$135,536	$(28,468)	$130,556
Net income			4,388		4,388
Other comprehensive loss				(264)	(264)
Stock based compensation		43			43
Common stock issued - 3,337 shares		57			57
Common stock dividend declared - $0.15 per share			(993)		(993)
Balance at September 30, 2021	$66	$23,522	$138,931	$(28,732)	$133,787

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended
	September 30,
	2022	2021

	(Unaudited)
Operating activities
Net income	$18,079	$12,221
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	97	68
Depreciation	2,475	2,453
Stock based compensation	415	389
Gains on sales of other real estate owned	—	(594)
Write-downs of other real estate owned	—	(160)
Originations of loans held for sale	(1,156)	(23,618)
Proceeds from sale of loans held for sale	1,254	27,758
Gains from sale of loans held for sale	(31)	(996)
Gains on disposal of fixed assets	(34)	(16)
Net (accretion)/ amortization of investment securities discounts and premiums- AFS	100	790
Net (accretion)/amortization of investment securities discounts and premiums- HTM	(625)	276
Amortization of intangible assets	157	—
Gains on sales/calls of investment securities – AFS	(3)	(154)
Losses/(gains) on investment securities – HTM	(93)	54
Earnings on bank owned life insurance	(891)	(877)
Amortization of deferred loan fees	(123)	(3,228)
Amortization of operating lease right of use asset	260	77
Increase in accrued interest receivable and other assets	(651)	(1,638)
Deferred tax benefit	(9,322)	(48)
Operating lease liability	(289)	(104)
Increase/(decrease) in accrued interest payable and other liabilities	9,106	(2,216)
Net cash provided by operating activities	18,725	10,437
Investing activities
Proceeds from maturities/calls of investment securities - AFS	12,153	40,045
Proceeds from maturities/calls of investment securities - HTM	13,254	12,286
Proceeds from sales of investment securities - AFS	1,023	13,687
Purchases of investment securities - AFS	(17,652)	(65,101)
Purchases of investment securities - HTM	(55,686)	(6,332)
Proceeds from sales of other real estate owned	—	3,477
Proceeds from disposal of fixed assets	37	39
Net decrease in restricted stock	2	3,439
Net (increase)/decrease in loans	(124,963)	67,908
Purchases of loans	—	(58,943)
Purchases of premises and equipment	(2,803)	(826)
Net cash (used in)/provided by investing activities	(174,635)	9,679
Financing activities
Net increase in deposits	41,744	22,128
Issuance of common stock	162	103
Cash dividends paid on common stock	(2,987)	(2,898)
Net increase in short-term borrowings	32,027	23,236
Stock repurchase	—	(7,179)
Net decrease in long-term borrowings	—	(70,000)
Net cash provided by/(used in) financing activities	70,946	(34,610)
Decrease in cash and cash equivalents	(84,964)	(14,494)
Cash and cash equivalents at beginning of the year	115,720	149,432
Cash and cash equivalents at end of period	$30,756	$134,938
Supplemental information
Interest paid	$2,655	$5,033
Taxes paid	$5,248	$4,637
Non-cash investing activities:
Transfers from loans to other real estate owned	$256	$—
Transfers from securities available for sale to held to maturity	$139,036	$—

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Basis of Presentation

The financial information is presented in accordance with generally accepted accounting principles and general practice for financial institutions in the United States of America (“GAAP”).  In preparing financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of the date of financial statements.  In addition, these estimates and assumptions affect revenues and expenses in the financial statements and as such, actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of First United Corporation, First United Bank & Trust (the “Bank”), First United Statutory Trust I, First United Statutory Trust II, OakFirst Loan Center, LLC, Oakfirst Loan Center, Inc., First OREO Trust and FUBT OREO I, LLC. All significant inter-company accounts and transactions have been eliminated.

Certain prior period balances have been reclassified to conform to the current period presentation. Operating results for the nine and three month periods ended September 30, 2022 are not necessarily indicative of the results that may be expected for the full year or for any future interim period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021.

As used in these notes, the terms “the Corporation” “we”, “us”, and “our” refer to First United Corporation and, unless the context clearly requires otherwise, its consolidated subsidiaries.

The Corporation has evaluated events and transactions occurring subsequent to the statement of financial condition date of September 30, 2022 and through the date these consolidated financial statements were issued, for items of potential recognition or disclosure.

Note 2 – Earnings Per Common Share

Basic earnings per common share is derived by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents. Diluted earnings per share is derived by dividing net income available to common shareholders by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents, such as restricted stock units (“RSUs”). There were no anti-dilutive shares outstanding at September 30, 2022 or 2021.

The following table sets forth the calculation of basic and diluted earnings per common share for the nine and three month periods ended September 30, 2022 and 2021:

	Nine months ended September 30,
	2022			2021
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Income	Shares	Amount
Basic Earnings Per Share:

Net income	$18,079	6,645	$2.72	$12,221	6,741	$1.81

Diluted Earnings Per Share:

Restricted stock units		10			5

Net income	$18,079	6,655	$2.72	$12,221	6,746	$1.81

	Three months ended September 30,
	2022			2021
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Income	Shares	Amount
Basic Earnings Per Share:

Net income	$6,936	6,658	$1.04	$4,388	6,617	$0.66

Diluted Earnings Per Share:

Restricted stock units		11			7

Net income	$6,936	6,669	$1.04	$4,388	6,624	$0.66

Note 3 – Investments

The following tables show a comparison of amortized cost and fair values of investment securities at September 30, 2022 and December 31, 2021:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCL
September 30, 2022
Available for Sale:
U.S. government agencies	$11,052	$—	$1,605	$9,447	$—
Residential mortgage-backed agencies	45,899	—	8,165	37,734	—
Commercial mortgage-backed agencies	37,766	—	6,155	31,611	—
Collateralized mortgage obligations	26,336	—	4,635	21,701	—
Obligations of states and political subdivisions	11,208	1	465	10,744	—
Corporate bonds	1,000	—	80	920	—
Collateralized debt obligations	18,648	—	2,766	15,882	(1,664)
Total available for sale	$151,909	$1	$23,871	$128,039	$(1,664)

(in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	OTTI in AOCL
September 30, 2022
Held to Maturity:
U.S. treasuries	$37,140	$—	$1,727	$35,413	$—
U.S. government agencies	67,665	—	12,853	54,812	—
Residential mortgage-backed agencies	29,536	1	3,920	25,617	—
Commercial mortgage-backed agencies	23,018	—	4,378	18,640	—
Collateralized mortgage obligations	58,462	—	9,622	48,840	—
Obligations of states and political subdivisions	22,624	504	705	22,423	—
Total held to maturity	$238,445	$505	$33,205	$205,745	$—

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCL
December 31, 2021
Available for Sale:
U.S. government agencies	$69,602	$66	$2,499	$67,169	$—
Residential mortgage-backed agencies	49,630	—	969	48,661	—
Commercial mortgage-backed agencies	51,694	175	1,001	50,868	—
Collateralized mortgage obligations	93,018	84	3,025	90,077	—
Obligations of states and political subdivisions	12,439	371	6	12,804	—
Collateralized debt obligations	18,609	112	1,529	17,192	(660)
Total available for sale	$294,992	$808	$9,029	$286,771	$(660)

(in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	OTTI in AOCL
December 31, 2021
Held to Maturity:
Residential mortgage-backed agencies	$30,634	$649	$436	$30,847	$—
Commercial mortgage-backed agencies	5,456	145	—	5,601	—
Obligations of states and political subdivisions	20,169	8,752	—	28,921	—
Total held to maturity	$56,259	$9,546	$436	$65,369	$—

The Corporation reassessed the classification of certain investments and, effective February 1, 2022, transferred $139.0 million of callable agencies, obligations of state and political subdivisions, and collateralized mortgage obligations from available for sale to held to maturity securities.  The transfer occurred at fair value.  The related unrealized loss of $8.4 million included in other comprehensive loss remained in other comprehensive loss, to be amortized out of other comprehensive loss with an offsetting entry to interest income as a yield adjustment over the remaining term of the securities.  No gain or loss was recorded at the time of transfer.

The following table shows the Corporation’s investment securities with gross unrealized and unrecognized losses and fair values at September 30, 2022 and December 31, 2021, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrealized Losses	Number of Investments	Fair Value	Unrealized Losses	Number of Investments
September 30, 2022
Available for Sale:
U.S. government agencies	$8,145	907	2	1,302	698	1
Residential mortgage-backed agencies	15,945	3,065	2	21,788	5,100	3
Commercial mortgage-backed agencies	13,915	2,182	6	17,697	3,973	4
Collateralized mortgage obligations	13,352	2,860	8	8,349	1,775	2
Obligations of states and political subdivisions	10,048	465	9	—	—	—
Corporate Bonds	920	80	1	—	—	—
Collateralized debt obligations	6,464	152	4	9,418	2,614	5
Total available for sale	$68,789	$9,711	32	$58,554	$14,160	15

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrecognized Losses	Number of Investments	Fair Value	Unrecognized Losses	Number of Investments
September 30, 2022
Held to Maturity:
U.S. treasuries	$35,413	1,727	4	$—	$—	—
U.S. government agencies	54,811	$12,853	9	—	—	—
Residential mortgage-backed agencies	18,794	1,992	33	6,730	1,928	3
Commercial mortgage-backed agencies	18,640	4,378	3	—	—	—
Collateralized mortgage obligations	48,840	9,622	8	—	—	—
Obligations of states and political subdivisions	2,162	705	1	—	—	—
Total held to maturity	$178,660	$31,277	58	$6,730	$1,928	3

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrealized Losses	Number of Investments	Fair Value	Unrealized Losses	Number of Investments
December 31, 2021
Available for Sale:
U.S. government agencies	$23,577	$122	3	$33,972	$2,377	6
Residential mortgage-backed agencies	29,507	257	3	19,154	712	2
Commercial mortgage-backed agencies	32,177	787	4	5,211	214	1
Collateralized mortgage obligations	24,322	649	5	43,076	2,376	5
Obligations of states and political subdivisions	3,046	6	1	—	—	—
Collateralized debt obligations	—	—	—	10,468	1,529	5
Total available for sale	$112,629	$1,821	16	$111,881	$7,208	19

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrecognized Losses	Number of Investments	Fair Value	Unrecognized Losses	Number of Investments
December 31, 2021
Held to Maturity:
Residential mortgage-backed agencies	$7,395	$291	6	$2,782	$145	1
Total held to maturity	$7,395	$291	6	$2,782	$145	1

Management systematically evaluates securities for impairment on a quarterly basis. Based upon application of Accounting Standards Codification (“ASC”) Topic 320 (Section 320-10-35) issued by the Financial Accounting Standards Board (the “FASB”), management must assess whether (a) the Corporation has the intent to sell the security and (b) it is more likely than not that the Corporation will be required to sell the security prior to its anticipated recovery. If neither applies, then declines in the fair value of securities below their cost that are considered other-than-temporary declines are split into two components. The first is the loss attributable to declining credit quality. Credit losses are recognized in earnings as realized losses in the period in which the impairment determination is made. The second component consists of all other losses. The other losses are recognized in other comprehensive income. In estimating other than temporary impairment (“OTTI”) charges, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) adverse conditions specifically related to the security, an industry, or a geographic area, (3) the historic and implied volatility of the security, (4) changes in the rating of a security by a rating agency, (5) recoveries or additional declines in fair value subsequent to the balance sheet date, (6) failure of the issuer of the security to make scheduled interest payments, and (7) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future. Due to the duration and the significant market value decline in the pooled trust preferred securities held in our portfolio, we performed more extensive testing on these securities for purposes of evaluating whether or not an OTTI has occurred.

The following table presents a cumulative roll-forward of the amount of non-cash OTTI charges related to credit losses that have been recognized in earnings for the trust preferred securities held in the CDO portfolio during the nine and three month periods ended September 30, 2022 and 2021 that the Corporation does not intend to sell:

	Nine Months Ended
	September 30,
(in thousands)	2022	2021
Balance of credit-related OTTI at January 1	$2,043	$2,244
Reduction for increases in cash flows expected to be collected	(152)	(151)
Balance of credit-related OTTI at September 30	$1,891	$2,093

	Three Months Ended
	September 30,
(in thousands)	2022	2021
Balance of credit-related OTTI at July 1	$1,942	$2,143
Reduction for increases in cash flows expected to be collected	(51)	(50)
Balance of credit-related OTTI at September 30	$1,891	$2,093

The amortized cost and estimated fair value of securities by contractual maturity at September 30, 2022 are shown in the following table. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2022
(in thousands)	Amortized Cost	Fair Value
Available for Sale:
Due after one year through five years	$8,364	$7,865
Due after five years through ten years	6,197	5,572
Due after ten years	27,347	23,556
	41,908	36,993
Residential mortgage-backed agencies	45,899	37,734
Commercial mortgage-backed agencies	37,766	31,611
Collateralized mortgage obligations	26,336	21,701
Total available for sale	$151,909	$128,039
Held to Maturity:
Due after one year through five years	$49,640	$46,582
Due after five years through ten years	32,986	26,924
Due after ten years	44,803	39,142
	127,429	112,648
Residential mortgage-backed agencies	29,536	25,617
Commercial mortgage-backed agencies	23,018	18,640
Collateralized mortgage obligations	58,462	48,840
Total held to maturity	$238,445	$205,745

Note 4 – Loans and Related Allowance for Loan Losses

The following table summarizes the primary segments of the loan portfolio at September 30, 2022 and December 31, 2021:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
September 30, 2022
Individually evaluated for impairment	$2,223	$369	$—	$2,376	$45	$5,013
Collectively evaluated for impairment	435,750	82,738	269,004	424,717	60,702	1,272,911
Total loans	$437,973	$83,107	$269,004	$427,093	$60,747	$1,277,924
December 31, 2021
Individually evaluated for impairment	$2,365	$629	$90	$2,644	$—	$5,728
Collectively evaluated for impairment	371,926	127,448	180,886	402,042	65,657	1,147,959
Total loans	$374,291	$128,077	$180,976	$404,686	$65,657	$1,153,687

The commercial and industrial portfolio in the table above includes $0.4 million and $7.7 million of Paycheck Protection Program (“PPP”) loans at September 30, 2022 and December 31, 2021, respectively, which are 100% guaranteed by the SBA, and no allowance for loan loss (“ALL”) has been assigned to them.

The following table presents the classes of the loan portfolio summarized by the aggregate pass and the criticized categories of special mention and substandard within the internal risk rating system at September 30, 2022 and December 31, 2021:

(in thousands)	Pass	Special Mention	Substandard	Total
September 30, 2022
Commercial real estate
Non owner-occupied	$223,907	$6,371	$12,114	$242,392
All other CRE	188,707	2,278	4,596	195,581
Acquisition and development
1-4 family residential construction	23,926	—	—	23,926
All other A&D	59,029	—	152	59,181
Commercial and industrial	244,883	4,589	19,532	269,004
Residential mortgage
Residential mortgage - term	360,669	—	5,217	365,886
Residential mortgage - home equity	60,561	—	646	61,207
Consumer	60,557	—	190	60,747
Total	$1,222,239	$13,238	$42,447	$1,277,924
December 31, 2021
Commercial real estate
Non owner-occupied	$173,299	$12,987	$6,077	$192,363
All other CRE	174,395	2,357	5,176	181,928
Acquisition and development
1-4 family residential construction	19,924	—	—	19,924
All other A&D	107,532	218	403	108,153
Commercial and industrial	161,429	5,071	14,476	180,976
Residential mortgage
Residential mortgage - term	338,832	—	5,624	344,456
Residential mortgage - home equity	59,533	—	697	60,230
Consumer	65,557	—	100	65,657
Total	$1,100,501	$20,633	$32,553	$1,153,687

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.

The increase of $9.9 million in the substandard category was related to one large relationship in the nursing care sector that was downgraded from special mention in the first quarter of 2022 and one large relationship in the airline sector that was added to the substandard portfolio in the third quarter of 2022.  These relationships continue to perform according to their contractual terms and are not considered impaired.

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans at September 30, 2022 and December 31, 2021:

(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due and Accruing	Non- Accrual	Total Loans
September 30, 2022
Commercial real estate
Non owner-occupied	$242,304	$—	$—	$88	$88	$—	$242,392
All other CRE	195,518	—	—	—	—	63	195,581
Acquisition and development
1-4 family residential construction	23,926	—	—	—	—	—	23,926
All other A&D	58,945	69	15	—	84	152	59,181
Commercial and industrial	268,900	104	—	—	104	—	269,004
Residential mortgage
Residential mortgage - term	362,110	29	1,961	429	2,419	1,357	365,886
Residential mortgage - home equity	60,553	233	71	23	327	327	61,207
Consumer	60,325	297	52	29	378	44	60,747
Total	$1,272,581	$732	$2,099	$569	$3,400	$1,943	$1,277,924
December 31, 2021
Commercial real estate
Non owner-occupied	$192,363	$—	$—	$—	$—	$—	$192,363
All other CRE	181,847	—	—	—	—	81	181,928
Acquisition and development
1-4 family residential construction	19,924	—	—	—	—	—	19,924
All other A&D	107,763	—	—	—	—	390	108,153
Commercial and industrial	180,676	132	78	—	210	90	180,976
Residential mortgage
Residential mortgage - term	340,429	159	2,222	148	2,529	1,498	344,456
Residential mortgage - home equity	59,485	238	104	—	342	403	60,230
Consumer	65,208	268	29	152	449	—	65,657
Total	$1,147,695	$797	$2,433	$300	$3,530	$2,462	$1,153,687

Non-accrual loans that have been subject to partial charge-offs totaled $0.2 million at September 30, 2022 and $0.5 million at December 31, 2021.  There were no loans secured by 1-4 family residential real estate properties in the process of foreclosure at September 30, 2022 compared to $0.2 million of such loans at December 31, 2021.   As a percentage of the loan portfolio, accruing loans past due 30 days or more decreased to 0.27% compared to 0.37% at June 30, 2022 and 0.31% as of December 31, 2021.

The following table summarizes the primary segments of the ALL at September 30, 2022 and December 31, 2021, segregated by the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
September 30, 2022
Individually evaluated for impairment	$—	$—	$—	$26	$4	$—	$30
Collectively evaluated for impairment	$6,356	$1,499	$3,402	$2,951	$873	$430	$15,511
Total ALL	$6,356	$1,499	$3,402	$2,977	$877	$430	$15,541
December 31, 2021
Individually evaluated for impairment	$—	$—	$28	$36	$—	$—	$64
Collectively evaluated for impairment	$6,032	$2,615	$2,432	$3,448	$934	$430	$15,891
Total ALL	$6,032	$2,615	$2,460	$3,484	$934	$430	$15,955

The evaluation of the need and amount of a specific allocation of the ALL and whether a loan can be removed from impairment status is made on a quarterly basis.

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required at September 30, 2022 and December 31, 2021:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
(in thousands)	Recorded Investment	Related Allowances	Recorded Investment	Recorded Investment (1)	Unpaid Principal Balance
September 30, 2022
Commercial real estate
Non owner-occupied	$—	$—	$102	$102	$102
All other CRE	—	—	2,121	2,121	2,121
Acquisition and development
1-4 family residential construction	—	—	217	217	217
All other A&D	—	—	152	152	261
Commercial and industrial	—	—	—	—	—
Residential mortgage
Residential mortgage – term	264	26	1,786	2,050	2,091
Residential mortgage – home equity	—	—	326	326	326
Consumer	23	4	22	45	45
Total impaired loans	$287	$30	$4,726	$5,013	$5,163
December 31, 2021
Commercial real estate
Non owner-occupied	$—	$—	$106	$106	$106
All other CRE	—	—	2,259	2,259	2,259
Acquisition and development
1-4 family residential construction	—	—	239	239	239
All other A&D	—	—	390	390	1,599
Commercial and industrial	90	28	—	90	2,304
Residential mortgage
Residential mortgage – term	344	31	1,897	2,241	2,302
Residential mortgage – home equity	46	5	357	403	422
Consumer	—	—	—	—	—
Total impaired loans	$480	$64	$5,248	$5,728	$9,231

(1)	Recorded investment consists of unpaid principal balance, net of charge-offs, interest payments received applied to principal and unamortized deferred loan origination fees and cost.

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

The following tables present the activity in the ALL for the nine and three month periods ended September 30, 2022 and 2021:

Nine months ended (in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
ALL balance at January 1, 2022	$6,032	$2,615	$2,460	$3,484	$934	$430	$15,955
Charge-offs	—	(20)	(134)	(34)	(726)	—	(914)
Recoveries	1	21	92	172	117	—	403
Provision	323	(1,117)	984	(645)	552	—	97
ALL balance at September 30, 2022	$6,356	$1,499	$3,402	$2,977	$877	$430	$15,541
ALL balance at January 1, 2021	$5,543	$2,339	$2,584	$5,150	$370	$500	$16,486
Charge-offs	—	(85)	—	(141)	(266)	—	(492)
Recoveries	—	172	511	49	112	—	844
Provision	1,183	484	(695)	(1,460)	626	(70)	68
ALL balance at September 30, 2021	$6,726	$2,910	$2,400	$3,598	$842	$430	$16,906

Three months ended (in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
ALL balance at July 1, 2022	$6,220	$2,172	$2,830	$3,112	$973	$430	$15,737
Charge-offs	—	(20)	(82)	(1)	(181)	—	(284)
Recoveries	—	1	83	71	41	—	196
Provision	136	(654)	571	(205)	44	—	(108)
ALL balance at September 30, 2022	$6,356	$1,499	$3,402	$2,977	$877	$430	$15,541
ALL balance at July 1, 2021	$5,675	$2,500	$2,944	$4,859	$590	$500	$17,068
Charge-offs	—	(4)	—	(59)	(91)	—	(154)
Recoveries	—	62	473	20	34	—	589
Provision	1,051	352	(1,017)	(1,222)	309	(70)	(597)
ALL balance at September 30, 2021	$6,726	$2,910	$2,400	$3,598	$842	$430	$16,906

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

The following table presents the average recorded investment in impaired loans by class and related interest income recognized for the periods indicated:

	Nine months ended			Nine months ended
	September 30, 2022			September 30, 2021
(in thousands)	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis
Commercial real estate
Non owner-occupied	$104	$9	$—	$3,518	$9	$—
All other CRE	2,189	67	—	2,984	95	—
Acquisition and development
1-4 family residential construction	228	10	—	256	9	—
All other A&D	325	—	—	599	9	—
Commercial and industrial	23	—	—	—	—	—
Residential mortgage
Residential mortgage – term	2,138	36	15	2,642	56	5
Residential mortgage – home equity	364	—	—	449	—	—
Consumer	19	—	—	17	—	—
Total	$5,390	$122	$15	$10,465	$178	$5

	Three months ended			Three months ended
	September 30, 2022			September 30, 2021
(in thousands)	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis
Commercial real estate
Non owner-occupied	$103	$3	$—	$4,631	$3	$—
All other CRE	2,143	22	—	2,787	26	—
Acquisition and development
1-4 family residential construction	221	3	—	249	3	—
All other A&D	264	—	—	602	3	—
Commercial and industrial	—	—	—	—	—	—
Residential mortgage
Residential mortgage – term	2,049	12	10	2,500	17	—
Residential mortgage – home equity	331	—	—	451	—	—
Consumer	39		—	9	—	—
Total	$5,150	$40	$10	$11,229	$52	$—

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

There were 12 loans totaling $3.1 million and $3.3 million that were classified as TDRs at September 30, 2022 and December 31, 2021, respectively.  During the nine month period ended September 30, 2022, there were no new TDRs and no existing TDRs that were re-modified. The Bank had no significant commitments to lend additional funds to TDRs.  During the nine month period ended September 30, 2021, there were no new TDRs and three existing TDRs that had reached their modification maturity date and were re-modified.  These modifications did not impact the ALL.  During the nine month periods ended September 30, 2022 and 2021, there were no payment defaults.

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

During the three month period ended September 30, 2022, there were no new TDRs and no existing TDRs that were re-modified. The Bank had no significant commitments to lend additional funds to TDR borrowers.  During the three month period ended September 30, 2021, there were no new TDRs and two existing TDRs that had reached their modification maturity date were re-modified.  These re-modifications did not impact the ALL.  During the three months ended September 30, 2022 and 2021, there were no payment defaults under TDRs.

The following table presents the volume and recorded investment in TDRs at the times they were modified, by class and type of modification that occurred during the periods indicated.

	Temporary Rate Modification		Extension of Maturity		Modification of Payment and Other Terms
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Three months ended September 30, 2021
Commercial real estate
Non owner-occupied	—	$—	—	$—	—	$—
All other CRE	—	—	—	—	—	—
Acquisition and development
1-4 family residential construction	—	—	—	—	—	—
All other A&D	—	—	1	202	—	—
Commercial and industrial	—	—	—	—	—	—
Residential mortgage
Residential mortgage – term	—	—	1	215	—	—
Residential mortgage – home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	—	$—	2	$417	—	$—

Note 5 - Other Real Estate Owned, net

The following table presents the components of other real estate owned (“OREO”) at September 30, 2022 and December 31, 2021:

(in thousands)	September 30, 2022	December 31, 2021
Acquisition and development	$4,670	$4,477
Residential mortgage	63	—
Total OREO, net	$4,733	$4,477

The following table presents the activity in the OREO valuation allowance for the nine and three month periods ended September 30, 2022 and 2021:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Balance beginning of period	$453	$1,010	$453	$543
Fair value adjustment	—	(160)	—	—
Sales of OREO	—	(396)	—	(89)
Balance at end of period	$453	$454	$453	$454

The following table presents the components of OREO (income)/expenses, net, for the nine and three month periods ended September 30, 2022 and 2021:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Gains on sale of real estate, net	$—	$(594)	$—	$2
Fair value adjustment, net	—	(160)	—	—
Expenses, net	378	345	129	150
Rental and other income	(3)	(51)	(1)	(2)
Total OREO expenses/(income), net	$375	$(460)	$128	$150

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

The fair value of investments is determined using a market approach.  As of September 30, 2022, the U.S. Government agencies and treasuries, residential and commercial mortgage-backed securities, collateralized mortgage obligations, and state and political subdivisions bonds, excluding the tax increment financing (“TIF”) bonds, were classified as Level 2 within the valuation hierarchy.  Their fair values were determined based upon market-corroborated inputs and valuation matrices, which were obtained through third party data service providers or securities brokers through which the Corporation has historically transacted both purchases and sales of investment securities.  The TIF bonds and collateralized debt obligation (“CDO”) portfolio, which consists of pooled trust preferred securities issued by banks, thrifts, and insurance companies, are classified as Level 3 within the valuation hierarchy.  The CDO fair values are determined by a third party using a discounted cash flow model.

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

For assets measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2022 and December 31, 2021 were as follows:

		Fair Value Measurements at September 30, 2022 Using
		Quoted
		Prices in	Significant
	Assets	Active Markets	Other	Significant
	Measured at	for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
(in thousands)	09/30/22	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$9,447		$9,447
Residential mortgage-backed agencies	$37,734		$37,734
Commercial mortgage-backed agencies	$31,611		$31,611
Collateralized mortgage obligations	$21,701		$21,701
Obligations of states and political subdivisions	$10,744		$10,744
Corporate bonds	$920		$920
Collateralized debt obligations	$15,882			$15,882
Financial derivatives	$1,171		$1,171
Non-recurring:
Impaired loans, net	$128			$128
Equity Investment	$1,052			$1,052
Other real estate owned	$—			$—

		Fair Value Measurements at December 31, 2021 Using
		Quoted
		Prices in	Significant
	Assets/(liabilities)	Active Markets	Other	Significant
	Measured at	for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
(in thousands)	12/31/21	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$67,169		$67,169
Residential mortgage-backed agencies	$48,661		$48,661
Commercial mortgage-backed agencies	$50,868		$50,868
Collateralized mortgage obligations	$90,077		$90,077
Obligations of states and political subdivisions	$12,804		$12,804
Collateralized debt obligations	$17,192			$17,192
Financial derivatives	$(453)		$(453)
Non-recurring:
Impaired loans, net	$408			$408
Equity investment	$590			$590
Other real estate owned	$349			$349

At September 30, 2022, the fair value of impaired loans with a valuation allowance or partial charge-off was $0.5 million, net of valuation allowances of $29,781 and partial charge-offs of $0.1 million.  During the nine months ended September 30, 2022, changes to the valuation allowance or additional charge off activity was recorded on loans with a net balance of approximately $0.1 million.  At December 31, 2021, the fair value of impaired loans with a valuation allowance or charge-off was $1.0 million, net of valuation allowances of $64,700 and charge-offs of $1.3 million. During the year ended December 31, 2021, changes to the valuation allowance or additional charge off activity was recorded on loans with a net balance of approximately $0.4 million.

There were no transfers of assets between any of the fair value hierarchy for the nine month periods ended September 30, 2022 or 2021.

For Level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2022 and December 31, 2021, the significant unobservable inputs used in the fair value measurements were as follows:

(in thousands)	Fair Value at September 30, 2022	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:
Investment Securities – available for sale -CDO	$15,882	Discounted Cash Flow	Discount Margin	Range of low to mid 300 and low to high 400

Non-recurring:
Impaired Loans, net	$128	Market Comparable Properties	Marketability Discount	N/A

Equity Investment	$1,052	Market Method	Revenue Multiples	2.8x

(in thousands)	Fair Value at December 31, 2021	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:
Investment Securities – available for sale -CDO	$17,192	Discounted Cash Flow	Discount Rate	Libor + 3.25%

Non-recurring:
Impaired Loans, net	$408	Market Comparable Properties	Marketability Discount	10.0% - 15.0% (1) (weighted avg 13.2%)

Equity Investment	$590	Market Method	Revenue Multiples	2.8x

Other Real Estate Owned	$349	Market Comparable Properties	Marketability Discount	15.0%

(1)	Range would include discounts taken since appraisal and estimated values

The following tables show a reconciliation of the beginning and ending balances for fair valued assets measured on a recurring basis using Level 3 significant unobservable inputs for the nine and three month periods ended September 30, 2022 and 2021:

Fair Value Measurements
Using Significant Unobservable Inputs
(Level 3)
Investment Securities
(in thousands)	Available for Sale
Beginning balance January 1, 2022	$17,192
Total losses realized/unrealized:
Included in other comprehensive loss	(1,310)
Ending balance September 30, 2022	$15,882

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale
Beginning balance July 1, 2022	$16,258
Total gains realized/unrealized:
Included in other comprehensive income	(376)
Ending balance September 30, 2022	$15,882

Fair Value Measurements
Using Significant Unobservable Inputs
(Level 3)
Investment Securities
(in thousands)	Available for Sale
Beginning balance January 1, 2021	$13,260
Total losses realized/unrealized:
Included in other comprehensive loss	3,832
Ending balance September 30, 2021	$17,092

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale
Beginning balance July 1, 2021	$16,230
Total losses realized/unrealized:
Included in other comprehensive income	862
Ending balance September 30, 2021	$17,092

There were no gains or losses included in earnings attributable to the change in realized/unrealized gains or losses related to the assets for the nine and three month periods ended September 30, 2022 or 2021.

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

The following tables present fair value information about financial instruments, whether or not recognized in the Consolidated Statement of Financial Condition, for which it is practicable to estimate that value. The actual carrying amounts and estimated fair values of the Corporation’s financial instruments that are included in the Consolidated Statement of Financial Condition are as follows:

	September 30, 2022		Fair Value Measurements
			Quoted
			Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$28,888	$28,888	$28,888
Interest bearing deposits in banks	1,868	1,868	1,868
Investment securities - AFS	128,039	128,039		$112,157	$15,882
Investment securities - HTM	238,445	205,745		185,484	20,261
Restricted bank stock	1,027	N/A
Loans, net	1,262,173	1,186,783			1,186,783
Financial derivatives	1,171	1,171		1,171
Accrued interest receivable	5,157	5,157		751	4,406
Financial Liabilities:
Deposits - non-maturity	1,386,816	1,386,816		1,386,816
Deposits - time deposits	124,302	124,217		124,217
Short-term borrowed funds	89,726	89,726		89,726
Long-term borrowed funds	30,929	30,928		30,928
Accrued interest payable	104	104		104
Off balance sheet financial instruments	—	—	—

	December 31, 2021		Fair Value Measurements
			Quoted
			Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$109,823	$109,823	$109,823
Interest bearing deposits in banks	5,897	5,897	5,897
Investment securities - AFS	286,771	286,771		$269,579	$17,192
Investment securities - HTM	56,259	65,369		36,448	28,921
Restricted bank stock	1,029	1,029		1,029
Loan held for sale	67	67			67
Loans, net	1,137,440	1,122,671			1,122,671
Accrued interest receivable	4,821	4,821		4,821
Financial Liabilities:
Deposits - non-maturity	1,306,145	1,306,145		1,306,145
Deposits - time deposits	163,229	163,961		163,961
Financial derivatives	453	453		453
Short-term borrowed funds	57,699	57,699		57,699
Long-term borrowed funds	30,929	31,085		31,085
Accrued interest payable	137	137		137

Note 7 – Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive loss for the 12 months ended December 31, 2021 and the three month periods ended March 31, 2022,  June 30, 2022 and September 30, 2022:

	Investment	Investment
	securities-	securities-	Investment
	with OTTI	all other	securities-	Cash Flow	Pension
(in thousands)	AFS	AFS	HTM	Hedge	Plan	SERP	Total
Accumulated OCL, net:
Balance - January 1, 2021	$(3,277)	$(25)	$(315)	$(954)	$(22,630)	$(1,662)	$(28,863)
Other comprehensive income/(loss) before reclassifications	2,475	(5,611)	—	635	3,431	(521)	409
Amounts reclassified from accumulated other comprehensive loss	(147)	(113)	181	—	1,091	128	1,140
Balance - December 31, 2021	$(949)	$(5,749)	$(134)	$(319)	$(18,108)	$(2,055)	$(27,314)
Other comprehensive income/(loss) before reclassifications	103	(1,843)	(6,100)	614	(2,651)	—	(9,877)
Amounts reclassified from accumulated other comprehensive loss	(37)	(2)	69	—	204	50	284
Balance - March 31, 2022	$(883)	$(7,594)	$(6,165)	$295	$(20,555)	$(2,005)	$(36,907)
Other comprehensive income/(loss) before reclassifications	(582)	(3,924)	—	182	(5,069)	—	(9,393)
Amounts reclassified from accumulated other comprehensive loss	(37)	—	168	—	204	49	384
Balance - June 30, 2022	$(1,502)	$(11,518)	$(5,997)	$477	$(25,420)	$(1,956)	$(45,916)
Other comprehensive income/(loss) before reclassifications	(146)	(4,957)	—	392	(2,592)	—	(7,303)
Amounts reclassified from accumulated other comprehensive loss	(37)	—	167	—	205	50	385
Balance - September 30, 2022	$(1,685)	$(16,475)	$(5,830)	$869	$(27,807)	$(1,906)	$(52,834)

The following tables present the components of other comprehensive income/(loss) for the nine and three month periods ended September 30, 2022 and 2021:

	Before	Tax
Components of Other Comprehensive Loss	Tax	(Expense)
(in thousands)	Amount	Benefit	Net
For the nine months ended September 30, 2022
Available for sale (AFS) securities with OTTI:
Unrealized holding losses	$(853)	$228	$(625)
Less: accretable yield recognized in income	152	(41)	111
Net unrealized losses on investments with OTTI	(1,005)	269	(736)
Available for sale securities – all other:
Unrealized holding losses	(22,971)	6,147	(16,824)
Unrealized holding losses on securities transferred from available for sale to held to maturity	8,328	(2,228)	6,100
Less: gains recognized in income	3	(1)	2
Net unrealized losses on all other AFS securities	(14,646)	3,920	(10,726)
Held to maturity securities:
Unrealized holding losses on securities transferred to held to maturity	(8,328)	2,228	(6,100)
Less: gains recognized in income	93	(25)	68
Less: amortization recognized in income	(644)	172	(472)
Net unrealized losses on HTM securities	(7,777)	2,081	(5,696)
Cash flow hedges:
Unrealized holding gains	1,622	(434)	1,188
Pension Plan:
Unrealized net actuarial loss	(14,079)	3,767	(10,312)
Less: amortization of unrecognized loss	(837)	224	(613)
Net pension plan liability adjustment	(13,242)	3,543	(9,699)
SERP:
Unrealized net actuarial loss	—	—	—
Less: amortization of unrecognized loss	(203)	54	(149)
Net SERP liability adjustment	203	(54)	149
Other comprehensive loss	$(34,845)	$9,325	$(25,520)

	Before	Tax
Components of Other Comprehensive Income	Tax	(Expense)
(in thousands)	Amount	Benefit	Net
For the nine months ended September 30, 2021
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$3,274	$(877)	$2,397
Less: accretable yield recognized in income	151	(40)	111
Net unrealized gains on investments with OTTI	3,123	(837)	2,286
Available for sale securities – all other:
Unrealized holding losses	(5,035)	1,349	(3,686)
Less: gains recognized in income	154	(41)	113
Net unrealized losses on all other AFS securities	(5,189)	1,390	(3,799)
Held to maturity securities:
Unrealized holding gains	—	—	—
Less: gains recognized in income	(54)	14	(40)
Less: amortization recognized in income	(96)	26	(70)
Net unrealized gains on HTM securities	150	(40)	110
Cash flow hedges:
Unrealized holding gains	615	(165)	450
Pension Plan:
Unrealized net actuarial gain	139	(37)	102
Less: amortization of unrecognized loss	(1,116)	299	(817)
Net pension plan liability adjustment	1,255	(336)	919
SERP:
Unrealized net actuarial loss	—	—	—
Less: amortization of unrecognized loss	(226)	60	(166)
Less: amortization of prior service costs	1	—	1
Net SERP liability adjustment	225	(60)	165
Other comprehensive income	$179	$(48)	$131

Components of Other Comprehensive Loss (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the three months ended September 30, 2022
Available for sale (AFS) securities with OTTI:
Unrealized holding losses	$(199)	$53	$(146)
Less: accretable yield recognized in income	51	(14)	37
Net unrealized losses on investments with OTTI	(250)	67	(183)
Available for sale securities – all other:
Unrealized holding losses	(6,768)	1,811	(4,957)
Less: gains recognized in income	—	—	—
Net unrealized losses on all other AFS securities	(6,768)	1,811	(4,957)
Held to maturity securities:
Unrealized holding gains	—	—	—
Less: gains recognized in income	93	(25)	68
Less: amortization recognized in income	(320)	85	(235)
Net unrealized gains on HTM securities	227	(60)	167
Cash flow hedges:
Unrealized holding gains	534	(142)	392
Pension Plan:
Unrealized net actuarial loss	(3,537)	945	(2,592)
Less: amortization of unrecognized loss	(279)	74	(205)
Net pension plan liability adjustment	(3,258)	871	(2,387)
SERP:
Unrealized net actuarial loss	—	—	—
Less: amortization of unrecognized loss	(68)	18	(50)
Net SERP liability adjustment	68	(18)	50
Other comprehensive loss	$(9,447)	$2,529	$(6,918)

Components of Other Comprehensive Loss (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the three months ended September 30, 2021
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$751	$(201)	$550
Less: accretable yield recognized in income	50	(13)	37
Net unrealized gains on investments with OTTI	701	(188)	513
Available for sale securities – all other:
Unrealized holding losses	(708)	190	(518)
Less: gains recognized in income	—	—	—
Net unrealized losses on all other AFS securities	(708)	190	(518)
Held to maturity securities:
Unrealized holding gains	—	—	—
Less: gains recognized in income	(54)	14	(40)
Less: amortization recognized in income	12	(3)	9
Net unrealized gains on HTM securities	42	(11)	31
Cash flow hedges:
Unrealized holding gains	108	(29)	79
Pension Plan:
Unrealized net actuarial loss	(951)	254	(697)
Less: amortization of unrecognized loss	(372)	99	(273)
Less: amortization of prior service costs	—	—	—
Net pension plan liability adjustment	(579)	155	(424)
SERP:
Unrealized net actuarial loss	—	—	—
Less: amortization of unrecognized loss	(76)	20	(56)
Less: amortization of prior service costs	1	—	1
Net SERP liability adjustment	75	(20)	55
Other comprehensive loss	$(361)	$97	$(264)

The following table presents the details of amounts reclassified from accumulated other comprehensive loss for the nine and three month periods ended September 30, 2022 and 2021:

Amounts Reclassified from	Nine Months Ended
Accumulated Other Comprehensive Loss	September 30,		Affected Line Item in the Statement
(in thousands)	2022	2021	Where Net Income is Presented
Net unrealized gains on available for sale investment securities with OTTI:
Accretable yield	$152	$151	Interest income on taxable investment securities
Taxes	(41)	(40)	Provision for income tax expense
	$111	$111	Net of tax
Net unrealized gains on available for sale investment securities - all others:
Gains recognized	$3	$154	Net gains
Taxes	(1)	(41)	Provision for income tax expense
	$2	$113	Net of tax
Net unrealized losses on held to maturity securities:
Amortization	$(644)	$(96)	Interest income on taxable investment securities
Gains/(losses) recognized	93	(54)	Net gains/(losses)
Taxes	147	40	Provision for income tax expense
	$(404)	$(110)	Net of tax
Net pension plan liability adjustment:
Amortization of unrecognized loss	$(837)	$(1,116)	Other Expense
Taxes	224	299	Provision for income tax expense
	$(613)	$(817)	Net of tax
Net SERP liability adjustment:
Amortization of unrecognized loss	$(203)	$(226)	Other Expense
Amortization of prior service costs	—	1	Salaries and employee benefits
Taxes	54	60	Provision for income tax expense
	$(149)	$(165)	Net of tax
Total reclassifications for the period	$(1,053)	$(868)	Net of tax

Amounts Reclassified from	Three Months Ended
Accumulated Other Comprehensive Loss	September 30,		Affected Line Item in the Statement
(in thousands)	2022	2021	Where Net Income is Presented
Net unrealized gains on available for sale investment securities with OTTI:
Accretable Yield	$51	$50	Interest income on taxable investment securities
Taxes	(14)	(13)	Provision for income tax expense
	$37	$37	Net of tax
Net unrealized losses on held to maturity securities:
Amortization	$(320)	$12	Interest income on taxable investment securities
Gains/(losses) recognized	93	(54)	Net gains/(losses)
Taxes	60	11	Provision for income tax expense
	$(167)	$(31)	Net of tax
Net pension plan liability adjustment:
Amortization of unrecognized loss	$(279)	$(372)	Other expense
Amortization of prior service costs	—	—	Salaries and employee benefits
Taxes	74	99	Provision for income tax expense
	$(205)	$(273)	Net of tax
Net SERP liability adjustment:
Amortization of unrecognized loss	$(68)	$(76)	Other expense
Amortization of prior service costs	—	1	Salaries and employee benefits
Taxes	18	20	Provision for income tax expense
	$(50)	$(55)	Net of tax
Total reclassifications for the period	$(385)	$(322)	Net of tax

Note 8 – Employee Benefit Plans

The following tables present the components of the net periodic pension plan cost for First United Corporation’s noncontributory Defined Benefit Pension Plan (the “Pension Plan”) and the Bank’s Defined Benefit Supplemental Executive Retirement Plan (“Defined Benefit SERP”) for the periods indicated:

	Nine Months Ended		Three Months Ended
Pension Plan	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Service cost	$42	$117	$14	$39
Interest cost	1,152	1,066	384	355
Expected return on assets	(2,858)	(2,677)	(953)	(892)
Amortization of net actuarial loss	837	1,116	279	372
Net pension credit included in employee benefits and other expense	$(827)	$(378)	$(276)	$(126)

The market value of the pension plan decreased $12.5 million during the first nine months of 2022. This decrease was due to the increasing rate environment and market volatility, which resulted in a pension plan liability of $7.7 million at September 30, 2022 compared to a pension plan asset of $4.8 million at December 31, 2021.

	Nine Months Ended		Three Months Ended
Defined Benefit SERP	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Service cost	$124	$104	$41	$35
Interest cost	215	179	72	60
Amortization of recognized loss	203	226	68	75
Amortization of prior service cost	—	(1)	—	—
Net Defined Benefit SERP expense included in employee benefits and other expense	$542	$508	$181	$170

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

The Corporation will assess the need for future annual contributions to the pension plan based upon its funded status and an evaluation of the future benefits to be provided thereunder. No contributions were made to the Pension Plan during the first nine months of 2022 or 2021. The Corporation expects to fund the annual projected benefit payments for the Defined Benefit SERP from operations.

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

In January 2021, the Board of Directors approved discretionary contributions to three participants totaling $101,257. The Corporation recorded $37,971 of related compensation expense for the first nine months of 2022 and 2021 related to these contributions. The Corporation recorded $12,657 of related compensation expense for the third quarter of 2022 and 2021 related to these contributions. In January 2022, the Board of Directors approved discretionary contributions to three participants totaling $103,689. The Corporation recorded $38,883 of related compensation expense for the first nine months of 2022 and $12,961 of related compensation expense for the third quarter of 2022 related to these contributions. Each discretionary contribution has a two year vesting period.

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

Pursuant to First United Corporation’s director compensation policy, each director receives an annual retainer of 1,000 shares of First United Corporation common stock, plus $10,000 to be paid, at the director’s election, in cash or additional shares of common stock. In January 2021, a total of 1,202 fully vested shares were issued to two new directors, which had a grant date fair market value of $16.66 per share.  In May 2021, a total of 12,726 fully vested shares of common stock were issued to directors, which had a grant date fair value of $18.50 per share.  In May 2022, a total of 14,940 fully vested shares of common stock were issued to directors, which had a grant date fair value of $18.92 per share.  Director stock compensation expense was $196,254 for the nine months ended September 30, 2022 and $191,717 for the nine months ended September 30, 2021.  Director stock compensation expense was $70,666 for the third quarter of 2022 and $58,857 for the third quarter of 2021.

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

In the first quarter of 2020, RSUs were granted relating to 9,791 performance vesting shares (target level) for 2019 LTIP plan for the performance period ending December 31, 2021 and 10,143 performance vesting shares and 5,070 time vesting shares (target level) for 2020 LTIP plan for the performance period ending December 31, 2022, which had a grant date fair market value of $12.54 per share of common stock underlying each RSU.  The 2020 plan has a performance period for the performance-vesting RSUs of three years ending December 31, 2022 and the time-vesting RSUs will vest ratably over a three year period that began on March 26, 2021.  On March 26, 2021, 1,690 of the 5,070 time vesting shares were issued to participants.  On March 26, 2022, 1,688  shares of the 3,380 remaining time vesting shares were issued to participants.  In the third quarter of 2022, it was projected that the growth metric will not be met at 50%; therefore, the stock compensation expense was adjusted accordingly.  Stock compensation expense was ($5,299) and $78,381 for the nine month periods ended September 30, 2022 and 2021.  Stock compensation expense was ($37,091) and $26,127 for the third quarter of 2022 and 2021, respectively.  Unrecognized compensation expense at September 30, 2022 related to unvested RSUs was $21,195.

In May 2021, RSUs relating to 7,389 performance vesting shares and 3,693 time vesting shares (target level) for plan year 2021 were granted, which had a grant date fair market value of $17.93 per share of common stock underlying each RSU.  The performance period for the performance-vesting RSUs is the three year period ending December 31, 2023.  The time-vesting RSUs will vest ratably over a three year period that began on May 5, 2022. On May 5, 2022, 1,230 shares of the 3,693 time-vesting RSUs were issued to participants.  Stock compensation expense was $49,714 and $27,619 for the first nine months of 2022 and 2021, respectively.  Stock compensation expense was $16,571 for both the third quarter of 2022 and 2021, respectively.  Unrecognized compensation expense as of September 30, 2022 related to unvested units was $104,951.

In March 2022, RSUs relating to 8,096 performance vesting shares and 6,238 time vesting shares (target level) for plan year 2022 were granted, which had a grant date fair market value of $21.88 per share of common stock underlying each RSU.  The performance period for the performance-vesting RSUs is the three year period ending December 31, 2024.  The time-vesting RSUs will vest ratably over a three year period beginning on March 9, 2023. Stock compensation expense was $52,290 and $26,145 for the nine and three month periods ended September 30, 2022, respectively. Unrecognized compensation expense as of September 30, 2022 related to unvested units was $261,453.

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

In March 2016, the Corporation entered into four interest rate swap contracts totaling $30.0 million notional amount, hedging future cash flows associated with floating rate trust preferred debt. As of September 30, 2022, $20.0 million notional amount remains.

The fair value of the interest rate swap contracts was $1.2 million and $(0.5) million at September 30, 2022 and December 31, 2021, respectively.

For the nine months ended September 30, 2022, the Corporation recorded an increase in the value of the derivatives of $1.6 million and the related deferred tax of $0.5 million in net accumulated other comprehensive loss to reflect the effective portion of cash flow hedges. For the three months ended September 30, 2022, the Corporation recorded an increase in the value of the derivatives of $0.5 million and the related deferred tax of $0.1 million in net accumulated other comprehensive loss to reflect the effective portion of cash flow hedges. ASC Subtopic 815-30 requires the net accumulated other comprehensive loss to be reclassified to earnings if the hedge becomes ineffective or is terminated. There was no hedge ineffectiveness recorded for the six or three months ended September 30, 2022. The Corporation does not expect any material losses relating to these hedges to be reclassified into earnings within the next 12 months.

Interest rate swap agreements are entered into with counterparties that meet established credit standards and the Corporation believes that the credit risk inherent in these contracts is not significant as of September 30, 2022.

The table below discloses the impact of derivative financial instruments on the Corporation’s Consolidated Financial Statements for the nine and three month periods ended September 30, 2022 and 2021.

Derivative in Cash Flow Hedging Relationships
			Amount of gain or
			(loss) recognized in
	Amount of gain or	Amount of gain or	income or derivative
	(loss) recognized in	(loss) reclassified from	(ineffective portion
	OCI on derivative	accumulated OCI into	and amount excluded
	(effective portion),	income (effective	from effectiveness
(in thousands)	net of tax	portion) (a)	testing) (b)
Interest rate contracts:
Nine months ended:
September 30, 2022	$1,188	$—	$—
September 30, 2021	450	—	—
Three months ended:
September 30, 2022	$392	$—	$—
September 30, 2021	79	—	—

Notes:

(a)	Reported as interest expense
(b)	Reported as other income

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

The following presents noninterest income, segregated by revenue streams that are within and outside the scope of ASC Topic 606, for the nine and three month periods ended September 30, 2022 and September 30, 2021:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Noninterest income
In-scope of Topic 606:
Service charges on deposit accounts	$1,451	$1,292	$523	$475
Other service charges	686	664	241	232
Trust department	6,238	6,441	2,005	2,166
Debit card income	2,922	2,623	1,053	900
Brokerage commissions	805	854	272	229
Noninterest income (in-scope of Topic 606)	12,102	11,874	4,094	4,002
Noninterest income (out-of-scope of Topic 606)	1,297	1,308	510	521
Total Noninterest Income	$13,399	$13,182	$4,604	$4,523

Note 12 – Regulatory Capital Requirements

The following table presents our capital ratios as of September 30, 2022 and December 31, 2021.

	September 30, 2022	December 31, 2021	Required for Capital Adequacy Purposes	Required to be Well Capitalized
Total Capital (to risk-weighted assets)
First United Bank & Trust	14.49%	14.97%	8.00%	10.00%
Tier 1 Capital (to risk-weighted assets)
First United Bank & Trust	13.36%	13.72%	6.00%	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
First United Bank & Trust	13.36%	13.72%	4.50%	6.50%
Tier 1 Capital (to average assets)
First United Bank & Trust	10.33%	10.00%	4.00%	5.00%

As of September 30, 2022 and December 31, 2021, the Bank was considered “well capitalized” under the regulatory framework for prompt corrective action.

Note 13 – Borrowed Funds

The following is a summary of short-term borrowings with original maturities of less than one year:

(Dollars in thousands)	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
Overnight borrowings, weighted average interest rate of 3.25% at September 30, 2022	$20,000	$—
Securities sold under agreements to repurchase:
Outstanding at end of period	$69,726	$57,699
Weighted average interest rate at end of period	0.13%	0.15%
Maximum amount outstanding as of any month end	$75,912	$72,396
Average amount outstanding	$60,839	$57,697
Approximate weighted average rate during the period	0.12%	0.15%

Short term borrowings increased $32.0 million since December 31, 2021, driven by $20.0 million in overnight borrowings and an increase in our overnight investments Treasury product of $12.0 million during the quarter.  The increase in overnight borrowings at September 30, 2022 was primarily driven by the strong loan growth and a timing delay of the receipt of deposit funding from a large customer driven transaction.  These funds were received shortly after quarter end and subsequently repaid the $20.0 million in overnight borrowings in full.

At September 30, 2022, the repurchase agreements were secured by $85.4 million in investment securities issued by government related agencies.  A minimum of 102% of fair value is pledged against account balances.

Note 14 – Recent Accounting Pronouncements

Recently issued but not yet effective Accounting Pronouncements

In June 2016, FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchases financial assets with credit deterioration since their origination. The new model referred to as current expected credit losses (“CECL”) model, will apply to: (a) financial assets subject to credit losses and measured at amortized cost; and (b) certain off-balance sheet credit exposures. This includes loans, held to maturity debt securities, loan commitments, financial guarantees and net investments in leases as well as reinsurance and trade receivables. The estimate of expected credit losses should consider historical information, current information, and supportable forecasts, including estimates of prepayments. ASU 2016-13 was originally effective for SEC filers for annual periods beginning after December 15, 2019, and interim periods within those annual periods. In November 2019, the FASB approved a delay of the required implementation date of ASU No. 2016-13 for smaller reporting companies, as defined by the Securities and Exchange Commission, including the Corporation, resulting in a required implementation date for the Corporation of January 1, 2023.

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

At September 30, 2022, the Corporation’s total assets were $1.8 billion, net loans were $1.3 billion, and deposits were $1.5 billion. Shareholders’ equity at September 30, 2022 was $132.0 million.

The Corporation maintains an Internet site at www.mybank.com on which it makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC.

SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data for the nine month periods ended September 30, 2022 and 2021 and is qualified in its entirety by the detailed information and unaudited financial statements, including the notes thereto, included elsewhere in this quarterly report.

	As of the nine months ended
	September 30,
	2022	2021
Per Share Data
Basic net income per common share (1) - as reported	$2.72	$1.81
Basic net income per common share (1) - non-GAAP	$2.72	$2.45
Diluted net income per common share (1) - as reported	$2.72	$1.81
Diluted net income per common share (1) - non-GAAP	$2.72	$2.45
Basic book value per common share - as reported	$19.83	$20.22
Diluted book value per common share - as reported	$19.80	$20.19

Significant Ratios:

Return on Average Assets (a) (1) - as reported	1.35%	0.92%
Settlement and FHLB expenses, net of income tax	—	0.33%
Adjusted Return on Average Assets (a) (1) (non-GAAP)	1.35%	1.25%

Return on Average Equity (a) (1) - as reported	17.66%	12.45%
Settlement and FHLB expenses, net of income tax	—	4.43%
Adjusted Return on Average Equity (a) (1) (non-GAAP)	17.66%	16.88%

Average Equity to Average Assets	7.66%	10.70%

Capital Ratios:

Consolidated Total Capital (to risk weighted assets)	15.50%	15.51%
Consolidated Tier 1 Capital (to risk weighted assets)	14.40%	14.26%
Consolidated Common Equity Tier 1 Capital (to risk weighted assets)	12.36%	12.15%
Consolidated Tier 1 Capital (to average assets)	11.23%	10.33%

(1) See reconciliation of this non-GAAP financial measure provided elsewhere herein associated with settlement and FHLB expenses incurred during the first and third quarters of 2021.

Note: (a) Annualized

RESULTS OF OPERATIONS

Overview

Consolidated net income was $18.1 million for the first nine months of 2022 compared to $12.2 million for the first nine months of 2021.  The year-over-year increase was primarily due to a $3.8 million increase in net interest income as a result of a $1.7 million increase in interest income and a $2.2 million decrease in interest expense.  Additionally, non-interest expense decreased significantly due to our payment of $3.3 million in litigation settlement expenses during the first quarter of 2021 and a $2.4 million FHLB prepayment penalty for the early repayment of debt recognized in the third quarter of 2021.

Consolidated net income was $6.9 million for the third quarter of 2022, or $1.04 per diluted share, compared to $4.4 million, or $0.66 per diluted share, for the third quarter of 2021.  The year over year increase in net income was driven by an increase in net interest income of $1.5 million and reduced operating expenses of $2.7 million primarily offset by the $2.4 million FHLB prepayment penalty in the third quarter of 2021, offset by an decrease in credit to provision expense of $0.5 million, reduced other operating income, and a decrease of $0.1 million in gains from sales of mortgages.

Comparing the nine months ended September 30, 2022, to the nine months ended September 30, 2021, net interest income, on a non-GAAP, fully taxable equivalent (“FTE”) basis, increased by $3.8 million.  Interest income increased by $1.6 million and interest expense decreased by $2.2 million.  Interest income for the 2021 period included $3.2 million in fees related to PPP loan forgiveness.  The yield on earning assets increased 14 basis points to 3.74% in 2022 compared to 3.60% in 2021 in correlation with the rising interest rate environment and new loans booked at higher rates.  Interest expense on deposits decreased $1.4 million while the average balance of deposits increased $5.0 million and interest on long-term borrowings decreased $0.8 million related to the prepayment of $70.0 million of Federal Home Loan Bank (“FHLB”) advances in the third quarter of 2021.  The decreased interest expense resulted in an overall decrease of 25 basis points on interest bearing liabilities.  We anticipate increased margin pressure in the remaining quarter of 2022 due to increasing deposit pricing demands in our market areas.  The net interest margin for the nine months ended September 30, 2022, was 3.53% compared to 3.21% for the nine months ended September 30, 2021.

Net interest income, on a non-GAAP, FTE basis, increased by $1.5 million for the third quarter of 2022 when compared to the third quarter of 2021.  This increase was driven by an increase of $1.3 million in interest income from an overall increase in yield of 22 basis points on interest earning assets and an increase in average balances of $36.8 million. Interest income on loans increased $0.4 million due primarily to continued growth in our commercial loan portfolio, increased rates on new loans booked and adjustable-rate loans repricing related to the current rising rate environment. Investment income increased $0.7 million primarily due to an increase in average balances of $70.3 million and an increase of 44 basis points in yield related to the deployment of excess cash balances to purchase investment securities late in the fourth quarter of 2021 and early in the first quarter of 2022.  The reduction of $0.2 million in interest expense was driven primarily by the decline of $49.9 million of average balances in the higher cost CD portfolio and the prepayment of $70.0 million of FHLB advances in 2021. The net interest margin for the third quarter of 2022 was 3.66%, compared to 3.38% for the third quarter of 2021.

Non-interest income for the nine months ended September 30, 2022 decreased by approximately $0.1 million when compared to the same period of 2021.  This decrease was primarily due to the decrease in net gains from the sale of residential mortgage loans of $1.0 million as refinance activity has slowed considerably and due to management’s strategic decision to book new mortgage loans at higher rates to our in-house portfolio.

Other operating income, including gains, for the third quarter of 2022 increased by approximately $0.1 million when compared to the same period of 2021.  Increased net gains on investments of $0.1 million, debit card income of $0.2 million and brokerage commissions and service charges of $0.1 million were offset by reductions on gains on the sale of mortgage loans of $0.1 million due to management’s decision to book loans to the portfolio in light of the rising interest rate environment  Trust department income also decreased $0.2 million as a result of the volatile market and the impact of the rising rate environment on the market value of the assets under management.  Assets under management in the trust department were $1.3 billion at September 30, 2022.

For the nine months ended September 30, 2022, non-interest expenses decreased by $5.0 million when compared to the nine months ended September 30, 2021.   This decrease was primarily attributable to the one-time litigation settlement expense of $3.3 million recorded in the first quarter of 2021, and $2.4 million in prepayment penalties that were recognized in 2021.  The decrease from these one-time expenses was partially offset by a $1.7 million increase in salaries and employee benefits as a result of increased incentives of $1.3 million, stock compensation expense of $0.1 million and reduced deferred loan costs of $0.8 million, which were partially offset by reductions in life and health and pension related expenses.

Operating expenses decreased by $2.7 million when comparing the third quarter of 2022 to the third quarter of 2021.  This decrease was driven largely by a decrease of $2.4 million of expense for prepayment penalties related to the repayment of $70.0 million in FHLB debt in 2021 and a reduction of legal expenses of $0.8 million related to the reimbursement of certain litigation expenses in 2021.  These decreases were partially offset by an increase of $0.4 million in salaries and employee benefits from increased incentives, part-time salaries and stock compensation expense, partially offset by decreases in 401(k) plan expense.

The provision for loan losses was a credit of $0.1 million for the third quarter of 2022 compared to a credit of $0.6 million for the third quarter of 2021.  The credit to the provision expense recorded in the third quarter of 2022 was primarily attributable to the continuation of payments of loans previously modified due to uncertainties related to COVID-19.  Net charge-offs of $88,000 were recorded for the quarter ended September 30, 2022, compared to net recoveries of $0.4 million for 2021. The ratio of the ALL to loans outstanding was 1.22% at September 30, 2022, compared to 1.28% at June 30, 2022 and 1.38% at December 31, 2021.

The effective income tax rates as a percentage of income for the nine months ended September 30, 2022 and September 30, 2021 were 25.8% and 24.9%, respectively.  The increased tax rate for the nine months ended September 30, 2022, when compared to the nine months ended September 30, 2021, was primarily related to state tax treatment of litigation settlement expenses in 2021. A new low-income housing tax credit investment in 2021 is expected to begin generating tax credits during the fourth quarter of 2022 and should provide increased tax credits beginning in 2023 and beyond for the term of the tax credit.

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

The following table presents a reconciliation of net income and basic and diluted earnings per share (as reported) to adjusted net income and adjusted basic and diluted earnings per share:

	Nine months ended September 30,		Three months ended September 30,
	2022	2021	2022	2021
(in thousands, except for per share amount)
Net income - as reported	$18,079	$12,221	$6,936	$4,388
Adjustments:
Settlement expense	—	3,300	—	—
FHLB penalty	—	2,368	—	2368
Income tax effect of adjustment	—	(1,313)	—	(578)
Adjusted net income (non-GAAP)	$18,079	$16,576	$6,936	$6,178

Basic and Diluted earnings per share - as reported	$2.72	$1.81	$1.04	$0.66
Adjustments:
Settlement expense	—	0.47	—	—
FHLB penalty	—	0.35	—	0.35
Income tax effect of adjustment	—	(0.18)	—	(0.08)
Adjusted basic and diluted earnings per share (non-GAAP)	$2.72	$2.45	$1.04	$0.93

Significant Ratios:

Return on Average Assets (1) - as reported	1.35%	0.88%
Settlement, FHLB and contribution expenses, and insurance reimbursement income, net of income tax effect	—	0.23%
Adjusted Return on Average Assets (1) (non-GAAP)	1.35%	1.11%

Return on Average Equity (1) - as reported	17.66%	12.21%
Settlement, FHLB and contribution expenses, and insurance reimbursement income, net of income tax effect	—	2.90%
Adjusted Return on Average Equity (1) (non-GAAP)	17.66%	15.11%

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

The tables below summarizes net interest income for the nine and three month periods ended September 30, 2022 and 2021.

	GAAP		Non-GAAP - FTE
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2022	2021	2022	2021
Interest income	$45,063	$43,408	$45,771	$44,113
Interest expense	2,610	4,784	2,610	4,784
Net interest income	$42,453	$38,624	$43,161	$39,329
Net interest margin %	3.47%	3.16%	3.53%	3.21%

	Three Months Ended		Three Months Ended
	September 30,		September 30,
(dollars in thousands)	2022	2021	2022	2021
Interest income	$16,185	$14,910	$16,416	$15,142
Interest expense	1,044	1,285	1,044	1,285
Net interest income	$15,141	$13,625	$15,372	$13,857
Net interest margin %	3.61%	3.32%	3.66%	3.38%

The following tables set forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the nine and three month periods ended September 30, 2022 and 2021:

	Nine Months Ended
	September 30,
	2022			2021
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Loans	$1,203,650	$39,399	4.38%	$1,179,205	$39,562	4.49%
Investment Securities:
Taxable	352,446	4,533	1.72%	267,899	2,864	1.43%
Non taxable	27,118	1,494	7.37%	25,487	1,448	7.60%
Total	379,564	6,027	2.12%	293,386	4,312	1.96%
Federal funds sold	47,173	308	0.87%	156,504	128	0.11%
Interest-bearing deposits with other banks	3,564	12	0.45%	3,419	1	0.06%
Other interest earning assets	1,027	25	3.25%	3,622	110	4.07%
Total earning assets	1,634,978	45,771	3.74%	1,636,136	44,113	3.60%
Allowance for loan losses	(15,611)			(16,924)
Non-earning assets	166,594			154,464
Total Assets	$1,785,961			$1,773,676
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$296,069	$369	0.17%	$211,005	$460	0.29%
Interest-bearing money markets	294,481	347	0.16%	340,322	367	0.14%
Savings deposits	249,596	70	0.04%	218,605	63	0.04%
Time deposits	143,734	711	0.66%	208,972	1,987	1.27%
Short-term borrowings	62,175	86	0.18%	55,151	67	0.16%
Long-term borrowings	30,929	1,027	4.44%	92,980	1,840	2.65%
Total interest-bearing liabilities	1,076,984	2,610	0.32%	1,127,035	4,784	0.57%
Non-interest-bearing deposits	540,082			488,870
Other liabilities	32,057			26,850
Shareholders’ Equity	136,838			130,921
Total Liabilities and Shareholders’ Equity	$1,785,961			$1,773,676
Net interest income and spread		$43,161	3.42%		$39,329	3.03%
Net interest margin			3.53%			3.21%

(1)	The above table reflects the average rates earned or paid stated on an FTE basis assuming a 21% tax rate for 2022 and 2021. Non-GAAP interest income on a fully taxable equivalent was $708 and $705, respectively.
(2)	Net interest margin is calculated as net interest income divided by average earning assets.
(3)	The average yields on investments are based on amortized cost.

Comparing the nine months ended September 30, 2022 to the nine months ended September 30, 2021, net interest income, on a non-GAAP, FTE basis, increased by $3.8 million.  Interest income increased by $1.7 million and interest expense decreased by $2.2 million.  Interest income for the 2021 period included $3.2 million in fees related to PPP loan forgiveness.  The yield on earning assets increased 14 basis points to 3.74% in the 2022 period compared to 3.60% in the 2021 period in correlation with the rising interest rate environment and new loans booked at higher rates.  Interest expense on deposits decreased $1.4 million while the average balance of deposits increased $5.0 million and interest on long-term borrowings decreased $0.8 million related to the prepayment of $70.0 million of FHLB advances in the third quarter of 2021.  The decreased interest expense resulted in an overall decrease of 25 basis points on interest bearing liabilities.  We anticipate increased margin pressure in the fourth quarter of 2022 due to increasing deposit pricing demands in our market areas.  The net interest margin for the nine months ended September 30, 2022, was 3.53% compared to 3.21% for the nine months ended September 30, 2021.

	Three Months Ended
	September 30,
	2022			2021
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Assets
Loans	$1,240,706	$14,073	4.50%	$1,162,374	$13,689	4.67%
Investment Securities:
Taxable	343,581	1,587	1.83%	274,648	880	1.27%
Non taxable	26,471	489	7.33%	25,073	476	7.54%
Total	370,052	2,076	2.23%	299,721	1,356	1.79%
Federal funds sold	52,019	251	1.91%	159,444	65	0.16%
Interest-bearing deposits with other banks	1,552	7	1.79%	4,283	—	—%
Other interest earning assets	1,026	9	3.48%	2,772	32	4.64%
Total earning assets	1,665,355	16,416	3.91%	1,628,594	15,142	3.69%
Allowance for loan losses	(15,715)			(17,597)
Non-earning assets	170,092			157,806
Total Assets	$1,819,732			$1,768,803
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$305,608	$187	0.24%	$215,085	$113	0.21%
Interest-bearing money markets	305,185	210	0.27%	332,889	79	0.09%
Savings deposits	253,576	34	0.05%	230,925	17	0.03%
Time deposits	134,600	190	0.56%	184,493	523	1.12%
Short-term borrowings	66,172	47	0.28%	63,968	17	0.11%
Long-term borrowings	30,929	376	4.82%	77,342	536	2.75%
Total interest-bearing liabilities	1,096,070	1,044	0.38%	1,104,702	1,285	0.46%
Non-interest-bearing deposits	550,978			503,006
Other liabilities	37,499			27,143
Shareholders’ Equity	135,186			133,952
Total Liabilities and Shareholders’ Equity	$1,819,733			$1,768,803
Net interest income and spread		$15,372	3.53%		$13,857	3.23%
Net interest margin			3.66%			3.38%

(1)	The above table reflects the average rates earned or paid stated on an FTE basis assuming a 21% tax rate for 2022 and 2021. Non-GAAP interest income on a fully taxable equivalent was $231 and $232 respectively.
(2)	Net interest margin is calculated as net interest income divided by average earning assets.

(3)	The average yields on investments are based on amortized cost.

Net interest income, on a non-GAAP, FTE basis, increased by $1.5 million for the third quarter of 2022 when compared to the third quarter of 2021.  This increase was driven by an increase of $1.3 million in interest income from an overall increase in yield of 22 basis points on interest earning assets and an increase in average balances of $36.8 million. Interest income on loans increased $0.4 million due primarily to continued growth in our commercial loan portfolio, increased rates on new loans booked and adjustable-rate loans repricing related to the current rising rate environment. Investment income increased $0.7 million primarily due to an increase in average balances of $70.3 million and an increase of 44 basis points in yield related to the deployment of excess cash balances to purchase investment securities late in the fourth quarter of 2021 and early in the first quarter of 2022.  The reduction of $0.2 million in interest expense was driven primarily by the decline of $49.9 million of average balances in the higher cost CD portfolio and the prepayment of $70.0 million of FHLB advances in 2021. The net interest margin for the third quarter of 2022 was 3.66% compared to 3.38% for the third quarter of 2021.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense for our average interest-earning assets and average interest-bearing liabilities for the nine and three month periods ended September 30, 2022 and 2021:

	For the Nine months ended September 30, 2022
	compared to the Nine months ended September 30, 2021
(in thousands and tax equivalent basis)	Volume	Rate	Net
Interest Income:
Loans	$823	$(986)	$(163)
Taxable Investments	907	762	1,669
Non-taxable Investments	93	(47)	46
Federal funds sold	(90)	270	180
Interest-bearing deposits	0	11	11
Other interest earning assets	(79)	(6)	(85)
Total interest income	1,654	4	1,658
Interest Expense:
Interest-bearing demand deposits	185	(276)	(91)
Interest-bearing money markets	(48)	28	(20)
Savings deposits	9	(2)	7
Time deposits	(621)	(655)	(1,276)
Short-term borrowings	8	11	19
Long-term borrowings	(1,233)	420	(813)
Total interest expense	(1,700)	(474)	(2,174)
Net interest income	$3,354	$478	$3,832

	For the Three months ended September 30, 2022 compared to the Three months ended September 30, 2021
(in thousands and tax equivalent basis)	Volume	Rate	Net
Interest Income:
Loans	$915	$(531)	$384
Taxable Investments	219	488	707
Non-taxable Investments	26	(13)	13
Federal funds sold	(43)	229	186
Interest-bearing deposits	0	7	7
Other interest earning assets	(20)	(3)	(23)
Total interest income	1,097	177	1,274
Interest Expense:
Interest-bearing demand deposits	48	26	74
Interest-bearing money markets	(6)	137	131
Savings deposits	2	15	17
Time deposits	(140)	(193)	(333)
Short-term borrowings	1	29	30
Long-term borrowings	(319)	159	(160)
Total interest expense	(414)	173	(241)
Net interest income	$1,511	$4	$1,515

(1)	The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

Specific allocations have been made for impaired loans where management has determined that the collateral supporting the loans is not adequate to cover the loan balance, and the qualitative factors affecting the ALL have been adjusted based on the current economic environment and the characteristics of the loan portfolio.

Other Income

The composition of other operating income for the nine and three month periods ended September 30, 2022 and 2021 is illustrated in the following table:

	Income as % of				Income as % of
	Total Other Income				Total Other Income
	Nine Months Ended				Three Months Ended
	September 30,				September 30,
(in thousands)	2022		2021		2022		2021
Service charges on deposit accounts	$1,451	11%	$1,292	10%	$523	11%	$475	10%
Other service charges	686	5%	664	5%	241	5%	232	5%
Trust department	6,238	46%	6,441	49%	2,005	44%	2,166	48%
Debit card income	2,922	22%	2,623	20%	1,053	23%	900	20%
Bank owned life insurance	891	7%	877	7%	302	7%	298	7%
Brokerage commissions	805	6%	854	6%	272	6%	229	5%
Other income	406	3%	431	3%	208	4%	223	5%
	$13,399	100%	$13,182	100%	$4,604	100%	$4,523	100%

Other Operating Expenses

The composition of other operating expenses for the nine and three month periods ended September 30, 2022 and 2021 is illustrated in the following table:

	Expense as % of				Expense as % of
	Total Other Operating Expenses				Total Other Operating Expenses
	Nine Months Ended				Three Months Ended
	September 30,				September 30,
(in thousands)	2022		2021		2022		2021
Salaries and employee benefits	$17,891	56%	$16,214	44%	$6,130	59%	$5,719	44%
FDIC premiums	479	2%	575	2%	150	2%	209	2%
Equipment	3,110	10%	2,837	8%	1,037	10%	1,032	8%
Occupancy expense of premises	2,172	7%	2,102	6%	734	7%	684	5%
Data processing expense	2,516	8%	2,420	7%	890	9%	819	6%
Marketing expense	409	1%	408	1%	152	1%	129	1%
Professional services	873	2%	2,872	8%	(211)	(2)%	615	5%
Contract labor	482	2%	486	1%	159	2%	153	1%
Telephone	365	1%	606	2%	112	1%	123	1%
Other real estate owned	375	1%	(460)	(1)%	128	1%	150	1%
Investor relations	258	1%	546	1%	39	0%	116	1%
Settlement expense	—	0%	3,300	9%	—	0%	—	0%
FHLB prepayment penalty	—	0%	2,368	6%	—	0%	2,368	18%
Contributions	184	1%	105	0%	121	1%	55	0%
Other	2,437	8%	2,203	6%	895	9%	855	7%
	$31,551	100%	$36,582	100%	$10,336	100%	$13,027	100%

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

FINANCIAL CONDITION

Balance Sheet Overview

Total assets at September 30, 2022 were $1.8 billion, representing a $51.2 million increase since June 30, 2022 and a $73.8 million increase since December 31, 2021.  During the third quarter of 2022, cash and interest-bearing deposits in other banks increased by $9.1 million, the investment portfolio decreased by $7.0 million and gross loans increased by $44.3 million.  Other assets including deferred taxes, premises and equipment and accrued interest receivable also increased collectively by $4.7 million.

Total liabilities at September 30, 2022 were $1.7 billion, representing a $52.0 million increase since June 30, 2022 and a $83.7 million increase since December 31, 2021.  Total deposits increased by $26.8 million since June 30, 2022 and increased by $41.8 million since December 31, 2021.  The increase in deposits during the third quarter was primarily attributable to management’s decision to bring approximately $50.0 million in trust department money market accounts back on-balance sheet as well as an increase in municipal deposit balances, which was partially offset by a $53.3 million reduction in non-interest-bearing deposits during the quarter.  This decrease resulted from local businesses utilizing cash balances for large asset purchases as well as re-allocations of funds into higher yielding investment alternatives.  Short term borrowings increased $32.0 million since December

31, 2021, driven by $20.0 million in overnight borrowings and an increase in our overnight investments Treasury product of $12.0 million during the quarter.  The increase in overnight borrowings at September 30, 2022 was primarily driven by the strong loan growth and a timing delay of the receipt of deposit funding from a sale of a large local business.  These funds were received shortly after quarter end and were subsequently used to repay the $20.0 million in overnight borrowings in full.

Loan Portfolio

The following table presents the composition of our loan portfolio at the dates indicated:

(dollars in thousands)	September 30, 2022		December 31, 2021
Commercial real estate	$437,973	34%	$374,291	32%
Acquisition and development	83,107	7%	128,077	11%
Commercial and industrial *	269,004	21%	180,976	16%
Residential mortgage	427,093	33%	404,686	35%
Consumer	60,747	5%	65,657	6%
Total Loans	$1,277,924	100%	$1,153,687	100%

*Includes $0.4 million of PPP loans at September 30, 2022 and $7.7 million at December 31, 2021

Outstanding gross loans of $1.3 billion at September 30, 2022 reflected growth of $124.2 million for the first nine months of 2022 and growth of $44.3 million for the third quarter of 2022.  Since December 31, 2021, commercial real estate (“CRE”) loans increased by $63.7 million, acquisition and development (“A&D”) loans decreased by $45.0 million and commercial and industrial loans increased by $88.0 million.  The growth in the CRE and commercial and industrial portfolios resulted from the of expansion of relationships with existing clients as well as new commercial clients.   Residential mortgage loans increased $22.4 million related to the diminished refinance activity due to the rising interest rate environment and management’s strategic decision to book new mortgage loans at higher rates to our in-house portfolio. The consumer loan portfolio decreased by $4.9 million due to amortization of the existing portfolio offsetting new production.

New commercial loan production for the three months ended September 30, 2022, was approximately $114.2 million.  At September 30, 2022, unfunded, committed commercial construction loans totaled approximately $41.1 million. Commercial amortization and payoffs were approximately $95.5 million through September 30, 2022.

New consumer mortgage loan production for the third quarter of 2022 was approximately $30.0 million with most of this production being comprised of in-house mortgages.  The pipeline of in-house, portfolio loans as of September 30, 2022 consisted of $16.1 million.  Production levels have slowed for residential mortgages when compared to the third quarter of 2021 because of the increasing interest rates for the first nine months of 2022.

Non-accrual loans totaled $1.9 million at September 30, 2022 compared to $2.5 million at December 31, 2021.  The  decrease in non-accrual balances at September 30, 2022 was primarily related to $0.6 million of principal pay-downs of residential mortgage and home equity loans and the movement of $0.2 million in acquisition and development loans to other real estate owned.

Risk Elements of Loan Portfolio

The following table presents the risk elements of our loan portfolio at the dates indicated. Management is not aware of any potential problem loans other than those listed in this table or discussed below.

(dollars in thousands)	September 30, 2022	% of Applicable Portfolio	December 31, 2021	% of Applicable Portfolio
Non-accrual loans:
Commercial real estate	$63	0.01%	$81	0.02%
Acquisition and development	152	0.18%	390	0.30%
Commercial and industrial	—	0.00%	90	0.05%
Residential mortgage	1,684	0.39%	1,901	0.47%
Consumer	44	0.07%	—	0.00%
Total non-accrual loans	$1,943	0.15%	$2,462	0.21%
Accruing Loans Past Due 90 days or more:
Commercial real estate	$88		$—
Residential mortgage	452		148
Consumer	29		152
Total loans past due 90 days or more	$569		$300
Total non-accrual and accruing loans past due 90 days or more	$2,512		$2,762
Restructured Loans (TDRs):
Performing	$2,815		$2,997
Non-accrual (included above)	284		300
Total TDRs	$3,099		$3,297
Other real estate owned	$4,733		$4,477
Total Non-performing assets	$7,245		$7,239
Impaired loans without a valuation allowance	4,726		5,248
Impaired loans with a valuation allowance	287		480
Total impaired loans	$5,013		$5,728
Valuation allowance related to impaired loans	$30		$64

Non-accrual loans to total loans (as %)	0.15%		0.21%
Non-performing loans to total loans (as %)	0.20%		0.24%
Non-performing assets to total assets (as %)	0.40%		0.42%
Allowance for loan losses to non-accrual loans (as %)	799.85%		648.05%
Allowance for loan losses to non-performing assets (as %)	214.51%		220.40%

Performing loans considered to be impaired (including performing troubled debt restructurings, or TDRs), as defined and identified by management, amounted to $3.1 million at September 30, 2022 and $3.0 million at December 31, 2021. Loans are identified as impaired when, based on current information and events, management determines that we will be unable to collect all amounts due according to contractual terms. These loans consist primarily of A&D loans and CRE loans. The fair values are generally determined based upon independent third-party appraisals of the collateral or discounted cash flows based upon the expected proceeds. Specific allocations have been made where management believes there is insufficient collateral to repay the loan balance if liquidated and there is no secondary source of repayment available.

The following table presents the details of impaired loans that are TDRs by class at September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Contracts	Investment	Contracts	Investment
Performing
Commercial real estate
Non owner-occupied	1	102	1	$106
All other CRE	2	2,059	2	2,178
Acquisition and development
1-4 family residential construction	1	217	1	239
All other A&D	—	—	—	—
Commercial and industrial	—	—	—	—
Residential mortgage
Residential mortgage – term	6	437	6	474
Residential mortgage – home equity	—	—	—	—
Consumer	—	—	—	—
Total performing	10	$2,815	10	$2,997
Non-accrual
Commercial real estate
Non owner-occupied	—	$—	—	$—
All other CRE	—	—	—	—
Acquisition and development
1-4 family residential construction	—	—	—	—
All other A&D	—	—	—	—
Commercial and industrial	—	—	—	—
Residential mortgage
Residential mortgage – term	2	284	2	300
Residential mortgage – home equity	—		—	—
Consumer	—	—	—	—
Total non-accrual	2	284	2	300
Total TDRs	12	$3,099	12	$3,297

The level of TDRs was $3.1 million at September 30, 2022 compared to $3.3 million at December 31, 2021, with a slight reduction due to payments made during the first nine months of 2022. There were no new TDRs during the first nine months of 2022.

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

The ALL is also based on estimates, and actual losses will vary from current estimates. These estimates are reviewed quarterly, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the ALL. The methodology used to determine the adequacy of the ALL is consistent with prior years. An estimate for probable losses related to unfunded lending commitments, such as letters of credit and binding but unfunded loan commitments is also prepared. This estimate is computed in a manner similar to the methodology described above, adjusted for the probability of actually funding the commitment.  The ALL decreased to $15.5 million at September 30, 2022 compared to $16.0 million at December 31, 2021.

The ratio of year-to-date net charge offs to average loans for the nine months ending September 30, 2022 was an annualized 0.06%, compared to net recoveries to average loans of 0.04% for the same period of 2021.  Our special assets team continues to aggressively collect on charged-off loans.

Management believes that the ALL at September 30, 2022 is adequate to provide for probable credit losses inherent in our loan portfolio. Amounts that will be recorded for the provision for loan losses in future periods will depend upon trends in the loan balances, including the composition of the loan portfolio, changes in loan quality and loss experience trends, potential recoveries on previously charged-off loans and changes in other qualitative factors. Management also applies interest rate risk, collateral value and debt service sensitivity analyses to the Commercial real estate loan portfolio and obtains new appraisals on specific loans under defined parameters to assist in the determination of the periodic provision for loan losses.

The following table presents a summary of the activity in the ALL for the nine months ended September 30:

(dollars in thousands)	2022	2021
Balance, January 1	$15,955	$16,486
Charge-offs:
Acquisition and development	(20)	(85)
Commercial and industrial	(134)	—
Residential mortgage	(34)	(141)
Consumer	(726)	(266)
Total charge-offs	(914)	(492)
Recoveries:
Commercial real estate	1	—
Acquisition and development	21	172
Commercial and industrial	92	511
Residential mortgage	172	49
Consumer	117	112
Total recoveries	403	844
Net losses	(511)	352
Provision for loan losses	97	68
Balance at end of period	$15,541	$16,906

Allowance for loan losses to gross loans outstanding (as %)	1.22%	1.46%

Net (Charge-offs)/Recoveries as a % of Average Applicable Portfolio

	2022	2021
Commercial real estate	0.00%	0.00%
Acquisition and development	0.00%	0.09%
Commercial and industrial	(0.02)%	0.29%
Residential mortgage	0.04%	(0.03)%
Consumer	(1.28)%	(0.45)%

Investment Securities

At September 30, 2022, the total amortized cost basis of the available-for-sale investment portfolio was $151.9 million, compared to a fair value of $128.0 million. Unrealized gains and losses on securities available-for-sale are reflected in accumulated other comprehensive loss, a component of shareholders’ equity. The amortized cost basis of the held to maturity portfolio was $238.4 million, compared to a fair value of $205.7 million.

The following table presents the composition of our securities portfolio at amortized cost and fair values at the dates indicated:

	September 30, 2022			December 31, 2021
	Amortized	Fair Value	FV as %	Amortized	Fair Value	FV as %
(dollars in thousands)	Cost	(FV)	of Total	Cost	(FV)	of Total
Securities Available for Sale:
U.S. government agencies	$11,052	$9,447	8%	$69,602	$67,169	23%
Residential mortgage-backed agencies	45,899	37,734	29%	49,630	48,661	17%
Commercial mortgage-backed agencies	37,766	31,611	25%	51,694	50,868	19%
Collateralized mortgage obligations	26,336	21,701	17%	93,018	90,077	31%
Obligations of state and political subdivisions	11,208	10,744	8%	12,439	12,804	4%
Corporate bonds	1,000	920	1%	—	—	—
Collateralized debt obligations	18,648	15,882	12%	18,609	17,192	6%
Total available for sale	$151,909	$128,039	100%	$294,992	$286,771	100%
Securities Held to Maturity:
U.S. treasuries	$37,140	$35,413	17%	$—	$—	—
U.S. government agencies	67,665	54,812	27%	—	—	—
Residential mortgage-backed agencies	29,536	25,617	13%	30,634	30,847	47%
Commercial mortgage-backed agencies	23,018	18,640	9%	5,456	5,601	9%
Collateralized mortgage obligations	58,462	48,840	24%	—	—	—
Obligations of state and political subdivisions	22,624	22,423	10%	20,169	28,921	44%
Total held to maturity	$238,445	$205,745	100%	$56,259	$65,369	100%

Total fair value of investment securities available for sale decreased by $158.7 million since December 31, 2021 due to the transfer of investments from available-for-sale to held to maturity in the first quarter 2022.  At September 30, 2022, the securities classified as available-for-sale included a net unrealized loss of $23.9 million, which represents the difference between the fair value and amortized cost of securities in the portfolio.

The Corporation reassessed the classification of certain investments and effective February 1, 2022, the Corporation transferred $139.0 million of callable agencies, obligation of state and political subdivisions, and collateralized mortgage obligations from available for sale to held to maturity securities.  The transfer occurred at fair value.  The related unrealized loss of $8.4 million included in other comprehensive loss remained in other comprehensive loss, to be amortized out of other comprehensive loss with an offsetting entry to interest income as a yield adjustment over the remaining term of the securities.  No gain or loss was recorded at the time of transfer.  The transfer of these securities was completed in an effort to mitigate further decline in fair market value in a rising rate environment.  Management’s assessment of the portfolio included lower yielding bonds and the risk of extension in an up 300 basis point shock.

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

Approximately $112.2 million of the available for sale portfolio was valued using Level 2 pricing and had net unrealized losses of $21.1 million at September 30, 2022. The remaining $15.9 million of the securities available for sale represents the entire collateralized debt obligation (“CDO”) portfolio, which was valued using significant unobservable inputs (Level 3 assets). The $2.8 million in net unrealized losses associated with this portfolio relates to nine pooled trust preferred securities that comprise the CDO portfolio. Net unrealized losses of $1.7 million represent non-credit related other than temporary impairment (“OTTI”) charges on seven of the securities, while $1.1 million of unrealized losses relates to two securities which have had no credit related OTTI.

Deposits

The following table presents the composition of our deposits at the dates indicated:

(dollars in thousands)	September 30, 2022		December 31, 2021

Non-interest-bearing demand deposits	$474,444	32%	$501,627	34%

Interest-bearing deposits:
Demand	304,110	20%	228,175	16%
Money Market	352,757	23%	339,748	23%
Savings deposits	255,505	17%	236,595	16%
Time deposits	124,302	8%	163,229	11%
Total Deposits	$1,511,118	100%	$1,469,374	100%

Total deposits at September 30, 2022 increased $41.7 million when compared to deposits at December 31, 2021.  Non-interest-bearing deposits decreased $27.2 million, primarily due to deposit relationships moving deposits off-balance sheet to higher yielding deposit products.   Interest bearing demand deposits increased $75.9 million and traditional savings accounts increased $18.9 million.  Money market balances increased $13.0 million, driven primarily by management’s decision to bring trust department money market accounts back on-balance sheet in the third quarter, offset by the outflow of municipal balances into a higher rate state funding facility.  Time deposits decreased $38.9 million related to maturing balances moving to more liquid accounts in anticipation of rising deposit rates as well as municipal funds moving to higher yielding alternatives.

Borrowed Funds

The following table presents the composition of our borrowings at the dates indicated:

(in thousands)	September 30, 2022	December 31, 2021
Fed Funds Purchased, weighted average interest rate of 3.25% at September 30, 2022	$20,000	$—
Securities sold under agreements to repurchase	$69,726	$57,699
Total short-term borrowings	89,726	57,699
Junior subordinated debt	30,929	30,929
Total long-term borrowings	$30,929	$30,929

Short term borrowings increased $32.0 million since December 31, 2021, driven by $20.0 million in overnight borrowings and an increase in our overnight investments Treasury product of $12.0 million during the third quarter of 2022.  The increase in overnight borrowings at September 30, 2022 was primarily driven by the strong loan growth and a timing delay of the receipt of deposit funding from a large customer driven transaction.  These funds were received shortly after quarter end and subsequently were repaid the $20.0 million in overnight borrowings in full.

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

At September 30, 2022, we were asset sensitive.

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

Based on the simulation analysis performed at September 30, 2022 and December 31, 2021, management estimated the following changes in net interest income, assuming the indicated rate changes:

(Dollars in thousands)	September 30, 2022	December 31, 2021
+400 basis points	$12,983	$4,072
+300 basis points	$9,738	$3,233
+200 basis points	$6,521	$2,315
+100 basis points	$3,298	$1,160
-100 basis points	$(3,437)	$(3,110)
-200 basis points	$(6,940)	N/A

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

Capital Resources

We require capital to fund loans, satisfy our obligations under the Bank’s letters of credit, meet the deposit withdrawal demands of the Bank’s customers, and satisfy our other monetary obligations. To the extent that deposits are not adequate to fund our capital requirements, we can rely on the funding sources identified above under the heading “Liquidity Management”. At September 30, 2022, the Bank had $110.0 million available through unsecured lines of credit with correspondent banks, $7.4 million available through a secured line of credit with the Fed Discount Window and approximately $179.3 million available through the FHLB. Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our ability to meet our future capital requirements.

In addition to operational requirements, the Bank is subject to risk-based capital regulations, which were adopted and are monitored by federal banking regulators. These regulations are used to evaluate capital adequacy and require an analysis of an institution’s asset risk profile and off-balance sheet exposures, such as unused loan commitments and stand-by letters of credit.  Based on capital ratios at September 30, 2022, the Bank was considered to be well-capitalized.

The following table presents the Bank’s capital ratios as of the dates indicated:

	September 30, 2022	December 31, 2021	Required for Capital Adequacy Purposes	Required to be Well Capitalized
Total Capital (to risk-weighted assets)
First United Bank & Trust	14.49%	14.97%	8.00%	10.00%
Tier 1 Capital (to risk-weighted assets)
First United Bank & Trust	13.36%	13.72%	6.00%	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
First United Bank & Trust	13.36%	13.72%	4.50%	6.50%
Tier 1 Capital (to average assets)
First United Bank & Trust	10.33%	10.00%	4.00%	5.00%

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Contractual Obligations

The Corporation enters into contractual obligations in the normal course of business. Among these obligations are FHLB advances and junior subordinated debentures, operating lease agreements for banking and subsidiaries’ offices and for data processing and telecommunications equipment.  Comparing September 30, 2022 to December 31, 2021, short-term borrowings increased $32.0 million, driven by $20.0 million in overnight borrowings and an increase of $12.0 million during the period related to our overnight investments Treasury product.

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

Commitments to extend credit in the form of consumer, commercial and business at the dates indicated were as follows:

(in thousands)	September 30, 2022	December 31, 2021
Residential Mortgage - home equity	$70,095	$66,874
Residential Mortgage - construction	22,682	18,657
Commercial	160,504	136,897
Consumer - personal credit lines	4,375	4,551
Standby letters of credit	16,040	15,711
Total	$273,696	$242,690

The increase of $31.0 million in commitments at September 30, 2022 when compared to December 31, 2021 was due to new business in construction commitments in the residential mortgage and commercial portfolios.

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

An evaluation of the effectiveness of these disclosure controls as of September 30, 2022 was carried out under the supervision and with the participation of management, including the PEO and the PFO. Based on that evaluation, management, including the PEO and the PFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the nine months ended September 30, 2022, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
104

The cover page of First United Corporation’s Quarterly Report on Form 10Q for the quarter ended September 31, 2022 formatted in Inline XBRL, included within the Exhibit 101 attachments (filed herewith).

* Portions of the exhibit have been omitted pursuant to Item 601(b)(10)(vi) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST UNITED CORPORATION

Date: November 10, 2022	/s/ Carissa L. Rodeheaver
Carissa L. Rodeheaver, CPA
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2022	/s/ Tonya K. Sturm
Tonya K. Sturm, Senior Vice President,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)