Form 10-K
period 2022-12-31
FIRST UNITED CORP/MD/
filed 2023-03-24
CIK 763907

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑

The aggregate market value of the registrant’s outstanding voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $151,792,875.

The number of shares of the registrant’s common stock outstanding as of February 28, 2023: 6,670,071.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2023 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

Tae of Contents

First United Corporation

Tae of Contents

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

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Such statements include projections, predictions, expectations or statements as to beliefs or future events or results or refer to other matters that are not historical facts. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking statements contained in this annual report are based on various factors and were derived using numerous assumptions. In some cases, you can identify these forward-looking statements by words like “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “intend”, “believe”, “estimate”, “predict”, “potential”, or “continue” or the negative of those words and other comparable words. You should be aware that those statements reflect only our predictions. If known or unknown risks or uncertainties should materialize, or if underlying assumptions should prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind when reading this annual report and not place undue reliance on these forward-looking statements. Factors that might cause such differences include, but are not limited to:

●	market, economic, operational, liquidity, credit, and interest rate risks associated with our business;
●	changes in market rates and prices may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our balance sheet;
●	our liquidity requirements could be adversely affected by changes in our assets and liabilities;
●	the effect of legislative or regulatory developments, including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry;
●	competitive factors among financial services organizations, including product and pricing pressures and our ability to attract, develop and retain qualified banking professionals;
●	the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board (the “FASB”), the Securities and Exchange Commission (the “SEC”), and other regulatory agencies;
●	the effect of fiscal and governmental policies of the United States federal government; and
●	the effect of any epidemic.

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

Tae of Contents

PART I

ITEM 1. BUSINESS

General

First United Corporation is a Maryland corporation chartered in 1985 and a bank holding company registered with the Board of Governors of the Federal Reserve System (the “FRB”) under the Bank Holding Company Act of 1956, as amended, that elected financial holding company status in 2022.  The Corporation’s primary business is serving as the parent company of First United Bank & Trust, a Maryland trust company (the “Bank”), First United Statutory Trust I (“Trust I”) and First United Statutory Trust II (“Trust II” and together with Trust I, the “Trusts”), both Connecticut statutory business trusts, and First United Legacy Advisors, LLC, a Maryland limited liability company (“FULA”). The Trusts were formed for the purpose of selling trust preferred securities that qualified as Tier 1 capital. FULA was formed for the purpose of providing investment advice and related services, but it is not yet active.  The Bank has two consumer finance company subsidiaries - OakFirst Loan Center, Inc., a West Virginia corporation, and OakFirst Loan Center, LLC, a Maryland limited liability company - and two subsidiaries that it uses to hold real estate acquired through foreclosure or by deed in lieu of foreclosure - First OREO Trust, a Maryland statutory trust, and FUBT OREO I, LLC, a Maryland limited liability company. In addition, the Bank owns 99.9% of the limited partnership interests in Liberty Mews Limited Partnership, a Maryland limited partnership formed for the purpose of acquiring, developing and operating low-income housing units in Garrett County, Maryland, and a 99.9% non-voting membership interest in MCC FUBT Fund, LLC, an Ohio limited liability company formed for the purpose of acquiring, developing and operating low-income housing units in Allegany County, Maryland.

At December 31, 2022, we had total assets of $1.8 billion, net loans of $1.3 billion and deposits of $1.6 billion. Shareholders’ equity at December 31, 2022 was $151.8 million.

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

Tae of Contents

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

The Bank’s residential mortgage portfolio is distributed between variable and fixed rate loans. Some loans are booked at fixed rates to meet the Bank’s requirements under the federal Community Reinvestment Act (the “CRA”) or to complement our asset liability mix. Other fixed rate residential mortgage loans are originated in a brokering capacity on behalf of other financial institutions, for which the Bank receives a fee. As with any consumer loan, repayment is dependent on the borrower’s continuing financial stability, which can be adversely impacted by factors such as job loss, divorce, illness, or personal bankruptcy. Residential mortgage loans exceeding an internal loan-to-value ratio require private mortgage insurance. Title insurance protecting the Bank’s lien priority, as well as fire and casualty insurance, is also required. During 2021, the Bank was an active participant in selling qualifying residential mortgage loans to the secondary market outlet due to the low fixed rate environment.  During 2022, residential mortgage loans at higher rates were booked as in-house portfolio loans.

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

Tae of Contents

Wealth Management

The Bank’s Trust Department offers a full range of trust services, including personal trust, investment agency accounts, charitable trusts, retirement accounts including IRA roll-overs, 401(k) accounts and defined benefit plans, estate administration and estate planning.

At December 31, 2022 and 2021, the total market value of assets under the supervision of the Bank’s Trust Department was approximately $1.0 billion and $1.1 billion, respectively. Trust Department revenues for these years may be found in the Consolidated Statements of Income under the heading “Other operating income”, which is contained in Item 8 of Part II of this annual report.

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

To compete with other financial services providers, we rely principally upon local promotional activities, personal relationships established by officers, directors and employees with customers, and specialized services tailored to meet customers’ needs. In those instances in which we are unable to accommodate customers’ needs, we attempt to arrange for those services to be provided by other financial services providers with which we have a relationship.

Tae of Contents

The following tables set forth deposit data for the Maryland and West Virginia Counties in which the Bank maintains offices as of June 30, 2022, the most recent date for which comparative information is available.

	Offices	Deposits	Market
	(in Market)	(in thousands)	Share
Allegany County, Maryland:
Manufacturers & Traders Trust Company	5	$255,963	32.83%
First United Bank & Trust	3	216,975	27.83%
Truist Bank	3	202,271	25.94%
Standard Bank, PaSB	2	88,190	11.31%
Somerset Trust Commpany	2	16,279	2.09%
Source: FDIC Deposit Market Share Report

Frederick County, Maryland:
PNC Bank NA	13	$1,913,260	26.68%
Truist Bank	10	1,303,594	18.18%
Bank Of America NA	4	810,325	11.30%
Manufacturers & Traders Trust Company	6	541,046	7.55%
Acnb Bank	5	479,118	6.68%
Capital One NA	2	450,992	6.29%
Sandy Spring Bank	3	434,102	6.05%
Woodsboro Bank	6	384,320	5.36%
Middletown Valley Bank	4	333,429	4.65%
First United Bank & Trust	4	247,416	3.45%
Wells Fargo Bank NA	1	167,740	2.34%
Fulton Bank National Association	1	52,436	0.73%
WesBanco Bank, Inc.	1	47,821	0.67%
Woodforest National Bank	1	4,613	0.07%
Source: FDIC Deposit Market Share Report

Garrett County, Maryland:
First United Bank & Trust	5	$434,536	59.75%
Manufacturers & Traders Trust Company	2	124,960	17.18%
Clear Mountain Bank	1	72,167	9.92%
Truist Bank	2	62,946	8.66%
Somerset Trust Company	1	23,925	3.29%
Miners & Merchants Bank	1	8,709	1.20%
Source: FDIC Deposit Market Share Report

Washington County, Maryland:
Truist Bank	6	$792,834	23.36%
Fulton Bank National Association	6	668,989	19.71%
Manufacturers & Traders Trust Company	9	606,656	17.88%
Middletown Valley Bank	3	437,757	12.90%
PNC Bank NA	3	367,702	10.83%
First United Bank & Trust	4	153,248	4.52%
United Bank	2	131,148	3.86%
CNB Bank, Inc.	3	128,432	3.79%
Orrstown Bank	1	48,155	1.42%
Bank of Charles Town	1	30,608	0.90%
Ameriserv Financial Bank	1	20,799	0.61%
Jefferson Security Bank	1	7,483	0.22%
Source: FDIC Deposit Market Share Report

Tae of Contents

Berkeley County, West Virginia:
United Bank	4	$526,263	27.45%
Truist Bank	4	403,487	21.05%
City National Bank of West Virginia	4	249,231	13.00%
Summit Community Bank, Inc.	3	176,389	9.20%
First United Bank & Trust	3	166,173	8.67%
Jefferson Security Bank	2	148,180	7.72%
CNB Bank, Inc.	3	122,736	6.40%
Bank of Charles Town	2	120,718	6.30%
Woodforest National Bank	1	4,069	0.21%
Source: FDIC Deposit Market Share Report

Harrison County, West Virginia:
Truist Bank	3	$584,165	27.09%
WesBanco Bank, Inc.	1	306,828	14.23%
The Huntington National Bank	2	305,873	14.18%
MVB Bank, Inc.	3	299,849	13.90%
JP Morgan Chase Bank, NA	6	290,514	13.47%
Harrison County Bank	4	147,566	6.84%
City National Bank of West Virginia	2	59,126	2.74%
Peoples Bank	1	37,992	1.76%
Clear Mountain Bank	1	29,742	1.38%
BC Bank, Inc.	1	24,500	1.14%
West Union Bank	1	22,198	1.03%
Summit Community Bank, Inc.	1	21,505	1.00%
Freedom Bank, Inc	1	18,444	0.86%
First United Bank & Trust	1	8,236	0.38%
Source: FDIC Deposit Market Share Report

Mineral County, West Virginia:
First United Bank & Trust	2	$119,927	38.76%
Manufacturers & Traders Trust Company	2	68,998	22.30%
Truist Bank	1	65,789	21.26%
Grant County Bank	1	40,844	13.20%
FNB Bank, Inc.	1	13,883	4.48%
Source: FDIC Deposit Market Share Report

Monongalia County, West Virginia:
MVB Bank, Inc.	2	$1,564,571	33.12%
United Bank	6	1,215,804	25.75%
The Huntington National Bank	6	586,726	12.42%
Truist Bank	3	349,204	7.39%
Clear Mountain Bank	3	340,982	7.22%
WesBanco Bank, Inc.	3	241,465	5.11%
PNC Bank NA	2	183,707	3.89%
First United Bank & Trust	4	140,734	2.98%
Citizens Bank of Morgantown, Inc.	1	38,759	0.82%
First Exchange Bank	1	35,764	0.76%
Summit Community Bank, Inc.	1	12,292	0.26%
JP Morgan Chase Bank, NA	1	10,016	0.21%
City National Bank of West Virginia	1	3,453	0.07%
Source: FDIC Deposit Market Share Report

Tae of Contents

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

General

The Corporation is registered with the Federal Reserve as a financial holding company under the BHC Act and, as such, is subject to the supervision, examination and reporting requirements of the BHC Act and the regulations of the Federal Reserve.  As a publicly-traded company whose common stock, par value $.01 per share (the “Common Stock”), is registered under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and listed on The NASDAQ Global Select Market, the Corporation is also subject to regulation and supervision by the SEC and The NASDAQ Stock Market, LLC (“NASDAQ”).

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

All non-bank subsidiaries of the Corporation are subject to examination by the FRB, and, as affiliates of the Bank, are subject to examination by the FDIC and the Maryland Commissioner. In addition, OakFirst Loan Center, Inc. is subject to licensing and regulation by the West Virginia Division of Banking, and OakFirst Loan Center, LLC is subject to licensing and regulation by the Maryland Commissioner.  If and when FULA becomes active, management anticipates that its activities will be regulated by the SEC under the federal Investment Advisers Act of 1940, as amended.

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

Tae of Contents

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

Tae of Contents

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

Capital Requirements

We require capital to fund loans, satisfy our obligations under the Bank’s letters of credit, meet the deposit withdrawal demands of the Bank’s customers, and satisfy our other monetary obligations.  To the extent that deposits are not adequate to fund our capital requirements, we can rely on the funding sources identified below under the heading “Liquidity Management”.  As of December 31, 2022, the Bank had $140.0 million available through unsecured lines of credit with correspondent banks, $9.6 million available through a secured line of credit with the Federal Reserve Discount Window and approximately $195.3 million available through the Federal Home Loan Bank of Atlanta (“FHLB”).  Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our ability to meet our future capital requirements.

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

As of December 31, 2022, we were in compliance with the applicable requirements.

Additional information about our capital ratios is contained in “Consolidated Balance Sheet Review” section of Item 7 of Part II of this annual report under the heading “Capital Resources”.

Tae of Contents

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

Tae of Contents

The appropriate agency is also permitted to require an adequately capitalized or undercapitalized institution to comply with the supervisory provisions as if the institution were in the next lower category (but not treat a significantly undercapitalized institution as critically undercapitalized) based on supervisory information other than the capital levels of the institution.

As of December 31, 2022, the Bank and the Corporation were “well capitalized” based on the aforementioned ratios.

Liquidity Requirements

Historically, the regulation and monitoring of bank liquidity has been addressed as a supervisory matter, without required formulaic measures. The Basel III Capital Rules require banks to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward would be required by regulation. One test, referred to as the liquidity coverage ratio, is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio, is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will incent banking entities to increase their holdings of securities issued by the U.S. Department of the Treasury (the “Treasury”) and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source.

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

In October 2022, the FDIC adopted a final rule to increase the initial base deposit insurance assessment rate schedules uniformly by two basis points beginning in the first quarterly assessment period of 2023.   The increased assessment is expected to improve the likelihood that the DIF reserve ratio would reach the statutory minimum of 1.35% by the statutory deadline prescribed under the FDIC’s amended restoration plan.

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

Tae of Contents

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

Tae of Contents

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

Tae of Contents

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

EMPLOYEES

At December 31, 2022, we employed 336 individuals, of whom 298 were full-time employees.

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

Tae of Contents

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

We have certain loans, investment securities, interest rate swaps and long-term debt indexed to LIBOR to calculate the loan interest rate.  On July 27, 2017, the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR to the LIBOR administrator after 2021.  The announcement also indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021.  The Adjustable Interest Rate Act (“the LIBOR ACT”), enacted in March 2022, provides a statutory framework to replace U.S. dollar LIBOR with a benchmark rate based on the Secured Overnight Financing Rate (“SOFR”) for contracts governed by U.S. law that have no or ineffective fallbacks, and in December 2022, the Federal Reserve Board adopted related implementing rules.  Although governmental authorities have endeavored to facilitate an orderly discontinuation of LIBOR, no assurance can be provided that this aim will be achieved or that the use, level, and volatility of LIBOR or other interest rates or the value of LIBOR-based securities will not be adversely affected.  As a result, and despite the enactment of the LIBOR Act, for the most commonly used LIBOR settings, the use or selection of a successor rate could expose us to risks associated with disputes and litigation with our customers and counterparties and other market participants in connection with implementing LIBOR fallback provision.

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

Tae of Contents

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

The federal banking regulators believe that institutions that have particularly high concentrations of CRE loans within their lending portfolios face a heightened risk of financial difficulties in the event of adverse changes in the economy and CRE markets.  Accordingly, through published guidance, these regulators have directed institutions whose concentrations exceed certain percentages of capital to implement heightened risk management practices appropriate to their concentration risk.  The guidance provides that banking regulators may require such institutions to reduce their concentrations and/or maintain higher capital ratios than institutions with lower concentrations in CRE.  At December 31, 2022, our CRE concentrations were below the heightened risk management thresholds set forth in this guidance.

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

We depend on the accuracy and completeness of information about customers and counterparties, and inaccurate, incomplete or misleading information provided to us by these persons could cause us to suffer losses.

In deciding whether to extend credit or enter into other transactions, we rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. We also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other financial information could have a material adverse impact on our business, financial condition and results of operations.

Our accounting estimates and risk management processes rely on analytical and forecasting models, the inadequacy of which could have a material adverse effect on our financial condition and/or results of operations.

The processes we use to estimate our allowance for loan losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depends upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation, including flaws caused by failures in controls, data management, human error or from the reliance on technology. If the models we use for interest rate risk and asset-liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models we use for estimating our expected credit losses are inadequate, the allowance for credit losses may not be sufficient to

Tae of Contents

support future charge-offs. If the models we use to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments. Any such failure in our analytical or forecasting models could have a material adverse effect on our business, financial condition and results of operations.

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

At December 31, 2022, investment securities in our investment portfolio having a cost basis of $149.8 million and a market value of $125.9 million were classified as available-for-sale pursuant to FASB Accounting Standards Codification (“ASC”) Topic 320, Investments – Debt and Equity Securities, relating to accounting for investments.  Topic 320 requires that unrealized gains and losses in the estimated value of the available-for-sale portfolio be “marked to market” and reflected as a separate item in shareholders’ equity (net of tax) as accumulated other comprehensive loss.  There can be no assurance that future market performance of our investment portfolio will enable us to realize income from sales of securities.  Shareholders’ equity will continue to reflect the unrealized gains and losses (net of tax) of these investments.  Moreover, there can be no assurance that the market value of our investment portfolio will not decline, causing a corresponding decline in shareholders’ equity.

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

Tae of Contents

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

Under current accounting standards, goodwill and other intangible assets are subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount.  A decline in the price of the shares of Common Stock or occurrence of a triggering event following any of our quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period which was not reflected in such earnings release.  In the event that we conclude that all or a portion of our goodwill and other intangible assets may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings.  Such a charge would have no impact on tangible capital.  At December 31, 2022, we had recorded goodwill and other intangible assets of $12.4 million, representing approximately 8.2% of shareholders’ equity.  See the discussion under the heading “Estimates and Critical Accounting Policies – Goodwill” in Item 7 of Part II of this annual report for further information.

At December 31, 2022, our net deferred tax assets were valued at $10.6 million.  Included in that total is $2.9 million of state net operating loss carryforwards (“NOLs”) associated with separate company tax filings of the Corporation, which we do not expect to use and, thus, we have established a $2.9 million valuation allowance.  A deferred tax asset is reduced by a valuation allowance if, based on the weight of the evidence available, both negative and positive, including the recent trend of quarterly earnings, the Company determines that it is more likely than not that some portion or all of the total deferred tax asset will not be realized.  Moreover, our ability to utilize our net operating loss carryforwards to offset future taxable income may be significantly limited if we experience an “ownership change,” as determined under Section 382 of the Code. If an ownership change were to occur, the limitations imposed by Section 382 of the Code could result in a portion of our net operating loss carryforwards expiring unused, thereby impairing their value. Section 382’s provisions are complex, and we cannot predict any circumstances surrounding the future ownership of the Common Stock.  Accordingly, we cannot provide any assurance that we will not experience an ownership change in the future.

The impact of each of these impairment matters could have a material adverse effect on our business, results of operations, and financial condition.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our financial condition and results of operations.

Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships, and we routinely execute transactions with counterparties in the financial industry.   Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems.

Increases in bond interest rates have led to a significant decline in the fair value of investment securities.  Although the Treasury, the FDIC and the FRB have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government-backed agency securities held by financial institutions to mititgate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediate liquidity might exceed the capacity of such program.

Tae of Contents

In addition to the risk that occurrence of such events could adversely impact our ability to engage in routine funding transactions, they could also lead to losses or defaults by us or by other institutions, either of which could have a material adverse effect on our business, results of operations and financial condition.

Increases in FDIC insurance premiums may have a material adverse effect on our results of operations.

In general, we are unable to control the amount of preimums that are required to be paid for FDIC insurance.  In October 2022, the FDIC finalized a rule to increase the assessment rate by two basis points beginning in the first quarter of 2023.  The increase in the assessment rate for banks is intended to increase the Deposit Insurance Fund reserve ratio to 1.35%.  In early March 2023, the FDIC was appointed receiver for two banks, in each case due primarily to liquidity concerns at those institutions.  Promptly following these events, the federal banking regulators announced that the FDIC will use funds from the Deposit Insurance Fund to ensure that all depositors of the two failed institutions are made whole, at no cost to taxpayers.  We anticipate that the FDIC will impose special assessments on all banks to replenish the Deposit Insurance Fund.  As a result of these and/or other financial institution failures, we may be required to pay significantly higher premiums than the levels currently imposed, as well as additional special assessments or taxes, which could adversely affect earnings.  Any future increases or required repayments in FDIC insurance premiums may materially adversely affect our results of operations.

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

Tae of Contents

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

The capital standards to which we are subject, including the standards created by the Basel III Capital Rules, may materially limit our ability to use our capital resources and/or could require us to raise additional capital by issuing additional shares of Common Stock or other equity securities.  In addition, we could experience increases in deposits and assets as a result of other depository institutions’ difficulties or failures, which would increase the capital that we are required to maintain to support such growth.  The issuance of additional equity securities to fund our capital needs could dilute existing stockholders.

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

We use various technologies in conducting our businesses, including telecommunication, data processing, computers, automation, internet-based banking, and debit cards.  The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. Our future success depends, in part, on our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology driven products and services or be successful in marketing these products and services to our customers. In addition, our implementation of certain new technologies, such as those related to artificial intelligence, automation and algorithms, in our business processes may have unintended consequences due to their limitations or our failure to use them effectively. In addition, cloud technologies are also critical to the operation of our systems, and our reliance on cloud

Tae of Contents

technologies is growing. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse effect on our business, financial condition and results of operations.

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

Tae of Contents

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

Tae of Contents

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

New lines of business, products or services may subject us to additional risks.

From time to time, we implement new lines of business or offer new products and services within existing lines of business. For instance, we recently formed First United Legacy Advisors for the purpose of engaging in the business of providing investment advisory and related services.  There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services we invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service.  Furthermore, any new line of business, new product or service and/or new technology could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business, new products or services and/or new technologies could have a material adverse effect on our business, financial condition and results of operations.

Tae of Contents

Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.

Many companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social and governance (“ESG”) practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. Increased ESG-related compliance costs could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, and our stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure.

Climate change could have a material adverse impact on us and our customers.

Our business, as well as the operations and activities of our customers, could be negatively impacted by climate change. Climate change presents both immediate and long-term risks to us and our customers and these risks are expected to increase over time. Climate changes presents multi-faceted risks, including (i) operational risk from the physical effects of climate events on our facilities and other assets as well as those of our customers; (ii) credit risk from borrowers with significant exposure to climate risk; and (iii) reputational risk from stakeholder concerns about our practices related to climate change, our carbon footprint and our business relationships with customers who operate in carbon-intensive industries. Our business, reputation and ability to attract and retain employees may also be harmed if our response to climate change is perceived to be ineffective or insufficient.

Climate change exposes us to physical risk as its effects may lead to more frequent and more extreme weather events, such as prolonged droughts or flooding, tornados, hurricanes, wildfires and extreme seasonal weather; and longer-term shifts, such as increasing average temperatures, ozone depletion and rising sea levels. Such events and long-term shifts may damage, destroy or otherwise impact the value or productivity of our properties and other assets; reduce the availability of insurance; and/or disrupt our operations and other activities through prolonged outages. Such events and long-term shifts may also have a significant impact on our customers, which could amplify credit risk by diminishing borrowers' repayment capacity or collateral values, and other businesses and counterparties with whom we transact, which could have a broader impact on the economy, supply chains and distribution networks.

Climate change also exposes us to transition risks associated with the transition to a less carbon-dependent economy. Transition risks may result from changes in policies; laws and regulations; technologies; and/or market preferences to address climate change. Such changes could materially, negatively impact our business, results of operations, financial condition and/or our reputation, in addition to having a similar impact on our customers. We have customers who operate in carbon-intensive industries like oil and gas that are exposed to climate risks, such as those risks related to the transition to a less carbon-dependent economy, as well as customers who operate in low-carbon industries that may be subject to risks associated with new technologies. Federal and state banking regulators and supervisory authorities, investors and other stakeholders have increasingly viewed financial institutions as important in helping to address the risks related to climate change both directly and with respect to their customers, which may result in financial institutions coming under increased pressure regarding the disclosure and management of their climate risks and related lending and investment activities. Given that climate change could impose systemic risks upon the financial sector, either via disruptions in economic activity resulting from the physical impacts of climate change or changes in policies as the economy transitions to a less carbon-intensive environment, we face regulatory risk of increasing focus on our resilience to climate-related risks, including in the context of stress testing for various climate stress scenarios. Ongoing legislative or regulatory uncertainties and changes regarding climate risk management and practices may result in higher regulatory, compliance, credit and reputational risks and costs.

Tae of Contents

Risks Relating to First United Corporation’s Securities

The shares of Common Stock are not insured.

The shares of the Common Stock are not deposits and are not insured against loss by the FDIC or any other governmental or private agency.

The shares of Common Stock are not heavily traded.

Shares of the Common Stock are listed on the NASDAQ Global Select Market but are not heavily traded.  Securities that are not heavily traded can be more volatile than stock trading in an active public market.  Factors such as our financial results, the introduction of new products and services by us or our competitors, changes in the financial estimates by securities analysts, market conditions within the banking industry, the general state of the securities market, general economic condition, and investor speculation as to our future plans and strategies could have a significant impact on the market price and trading volume of the shares of Common Stock.  Likewise, events that are unrelated to the Corporation but that affect the equity markets generally, such as national or international health crises, wars, political instability, the loss of investor or depositor confidence due to the failure of one or more financial institutions, and similar factors, could also have a significant impact on the market price and trading volume of the shares of Common Stock.  Management cannot predict the extent to which an active public market for shares of Common Stock will develop or be sustained in the future.  Accordingly, shareholders may not be able to sell their shares at the volumes, prices, or times that they desire.

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

Tae of Contents

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

Tae of Contents

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The headquarters of the Corporation and the Bank occupies approximately 29,000 square feet at 19 South Second Street, Oakland, Maryland, and a 30,000 square feet operations center located at 12892 Garrett Highway, Oakland Maryland. These premises are owned by the Corporation. The Bank owns 19 of its banking offices and leases seven. Total rent expense on the leased offices and properties was $0.4 million in 2022.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Tae of Contents

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of the Corporation’s common stock are listed on the NASDAQ Global Select Market under the symbol “FUNC”. As of February 28, 2023, the issued and outstanding shares of Common Stock were held by 1,327 shareholders of record.

The ability of the Corporation to declare dividends is limited by federal banking laws and Maryland corporation laws. Subject to these and the terms of its other securities, including the TPS Debentures, the payment of dividends on the shares of common stock and the amounts thereof are at the discretion of the Corporation’s board of directors. Cash dividends are typically declared on a quarterly basis. When paid, dividends to shareholders are dependent on the ability of the Corporation’s subsidiaries, especially the Bank, to declare dividends to the Corporation. Like the Corporation, the Bank’s ability to declare and pay dividends is subject to limitations imposed by federal and Maryland banking and Maryland corporation laws. A complete discussion of these and other dividend restrictions is contained in Item 1A of Part I of this annual report under the heading “Risks Relating to First United Corporation’s Securities” and in Note 4 to the Consolidated Financial Statements, both of which are incorporated herein by reference. Accordingly, there can be no assurance that dividends will be declared on the shares of common stock in any future fiscal quarter.

The Corporation’s Board of Directors periodically evaluates the Corporation’s dividend policy, both internally and in consultation with the Federal Reserve.

Issuer Repurchases

Neither First United Corporation nor any of its affiliated purchasers (as defined in Rule 10b-18 promulgated under the Exchange Act) purchased any shares of Common Stock during the three-month period ended December 31, 2022.

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

Tae of Contents

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto for the years ended December 31, 2022 and 2021, which are included in Item 8 of Part II of this annual report.

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

Consolidated net income for the year ended December 31, 2022 was $25.0 million compared to $19.8 million in 2021.  The year-over-year increase was primarily due to a $5.1 million increase in net interest income resulting from a $4.2 million increase in interest income and a decrease in interest expense of $0.9 million. Net gains were down $1.1 million in 2022 when compared to 2021 as management made the strategic decision to book the higher rate mortgage loans in 2022 as opposed to selling them to the secondary market. Other income declined in 2022 due to a decrease of $0.4 million in trust and brokerage income and a decrease of $1.4 million due to an insurance reimbursement received in 2021.  These declines were slightly offset by an increase of $0.2 million in service charges and debit card income.  Provision expense was up $0.2 million as compared to 2021. Salaries and benefits increased by $2.1 million when compared to 2021 due to a lower reduction of loan origination costs of $1.0 million and a $1.1 million increase due to performance related pay and the competitive employment environment.  Other changes year-over-year included increased other real estate owned (“OREO”) expenses of $1.5 million in 2022 due to gains on sale of OREO booked during 2021, other net increases in expenses of $0.8 million and increased income taxes of $1.6 million. Non-interest expense decreased significantly due to our payment of $3.3 million in litigation settlement expenses during the first quarter of 2021 and a $2.4 million prepayment penalty for the early repayment of $70.0 million of FHLB advances recognized in the third quarter of 2021, a reduction of $2.4 million in professional and investor relations expenses primarily related to reimbursement of $0.7 in litigation expenses, a reduction of $0.4 million in investor relations costs and a $1.3 million reduction in legal fees.  Charitable contributions also declined by $0.9 million primarily due to the decision to make a $1.0 million contribution in 2021 to fund the newly created First United Community Dreams Foundation (the “Foundation”).

The provision for loan losses was a credit of $0.6 million for the year ended December 31, 2022 and a credit of $0.8 million for the year December 31, 2021.  Net charge-offs of $0.7 million were recorded for the year ended December 31, 2022, compared to net recoveries of $0.3 million for 2021. The ratio of the ALL to loans outstanding, including Paycheck Protection Program (“PPP”) loan balances, was 1.14% at December 31, 2022 compared to 1.38% at December 31, 2021.  The ratio of ALL to loans outstanding, excluding PPP loan balances of $0.4 million and $7.7 million, was 1.14% and 1.39% at December 31, 2022 and 2021, respectively, non-GAAP.

Other operating income, including net gains on sales of mortgage loans and sales of investment securities, decreased by approximately $2.7 million when compared to 2021.  This decrease was partially due to a $1.4 million insurance reimbursement that was received in 2021 and a decrease in net gains from the sale of residential mortgage loans of $1.1 million as refinance activity slowed considerably and due to management’s strategic decision to book new mortgage loans at higher rates to our in-house portfolio.  These decreases were partially offset by a net increase in service charge, debit card and other income of $0.2 million.

Other operating expenses decreased $4.6 million compared to the year ended December 31, 2021.  Salaries and benefits increased by $2.1 million compared to 2021 due to a lower reduction of loan origination costs of $1.0 million and a $1.1 million increase due to performance related pay and the competitive employment environment.  Other changes year-over-year included increased OREO expenses of $1.5 million in 2022 due to gains on sale of OREO booked during 2021 and other net increases in expenses of $0.8 million. Non-interest expense decreased significantly due to our payment of $3.3 million in litigation settlement expenses during the first quarter of 2021 and a $2.4 million prepayment penalty for the early repayment of $70.0 million of FHLB advances recognized in the third quarter of 2021, a reduction of $2.4 million

Tae of Contents

in professional and investor relations expenses primarily related to reimbursement of $0.7 in litigation expenses, a reduction of $0.4 million in investor relations costs and a $1.3 million reduction in legal fees.  Charitable contributions also declined by $0.9 million primarily due to the funding of the Foundation at the end of 2021.

Outstanding loans of $1.3 billion at December 31, 2022 reflected a growth of $125.8 million during 2022.  Since December 31, 2021, commercial real estate loans increased by $84.5 million and acquisition and development loans decreased by $57.5 million due primarily to the payoff of one large credit early in the third quarter.  Commercial and industrial loans increased by $64.4 million for the year, primarily in new floor plan business, new commercial clients and continued expansion of existing client relationships.  Residential mortgage loans increased $39.7 million related to management’s strategic decision to book new mortgage loans at higher rates to our in-house portfolio. The consumer loan portfolio decreased by $5.4 million due to amortization and payoffs of the existing portfolio slightly offset by new production.

Net interest income, on a non-GAAP, fully-taxable equivalent (“FTE”) basis, increased by $5.1 million.  Interest income increased by $4.2 million and interest expense decreased by $0.9 million.  The yield on earning assets increased 22 basis points to 3.85% in 2022 compared to 3.63% in 2021 in correlation with an increase in average earning assets as well as the rising interest rate environment and new loans booked at higher rates.  Interest expense on deposits decreased by $0.2 million while the average balance of deposits increased by $26.1 million and interest on long-term borrowings decreased by $0.7 million related to the prepayment of $70.0 million of FHLB advances in the third quarter of 2021.  The decreased interest expense resulted in an overall decrease of 7 basis points on the cost of interest-bearing liabilities.  We anticipate increased margin pressure in 2023 due to increasing deposit pricing demands in our market areas.  The net interest margin for the year ended December 31, 2022 was 3.56% compared to 3.28% for the year ended December 31, 2021.

Comparing the year ended December 31, 2022 with the year ended December 31, 2021, interest income increased by $4.2 million. Interest and fees on loans increased by $1.5 million and investment income increased by $2.4 million. Excess cash balances during 2022 were invested at the Fed Funds rate, which also positively affected interest income for the year ended December 31, 2022 when compared to 2021.  Increases in loan interest income stemmed from the growth of core loans in 2022.  The rate earned on the loan portfolio remained stable when comparing the year ended December 31, 2022 to the year ended December 31, 2021.

Total deposits at December 31, 2022 increased by $101.4 million when compared to deposits at December 31, 2021.  Non-interest-bearing deposits increased by $5.0 million.   Interest bearing demand deposits increased by $99.5 million and traditional savings accounts increased by $14.1 million.  The increase in interest bearing demand deposits was attributable to an increase in municipality funding into a higher yielding indexed product.  Money market balances increased by $25.4 million.  Time deposits decreased by $42.7 million related to maturing balances moving to more liquid accounts, or brokerage investment accounts, due to the rising deposit rates as well as municipal funds moving to higher yielding State funding alternatives.

The decrease in interest expense for 2022 was driven by a decrease in interest rates of 7 basis points, which offset the increase in average balances of $26.1 million on interest bearing deposits, and a $46.4 million decline in average balances on long term borrowings related to the prepayment of $70.0 million in FHLB advances in the third quarter of 2021.  This decrease in average long-term borrowings help offset the increase in yields of 190 basis points on interest paid on borrowings during 2022.  Proactive efforts to reduce the cost of funds by further reductions to rates on deposit accounts throughout 2021, the runoff of balances in the time deposits, including brokered deposits, and the expiration of empowered rates on money market accounts continued throughout early 2022.

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

Tae of Contents

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

The ALL is also discussed below in Item 7 under the heading “Allowance for Loan Losses” and in Note 6 to the Consolidated Financial Statements.

Liquidity Sources

As of December 31, 2022, the Corporation had approximately $140.0 million in unsecured lines of credit with its correspondent banks, $9.6 million available through a secured line of credit with the Federal Reserve Discount Window, and approximately $195.3 million of secured borrowings with the FHLB. Additionally, the Corporation has access to the brokered certificates of deposit market.

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

Tae of Contents

The table below summarizes net interest income for 2022 and 2021.

	GAAP		Non-GAAP - FTE
(Dollars in thousands)	2022	2021	2022	2021
Interest income	$62,422	$58,256	$63,362	$59,195
Interest expense	4,789	5,714	4,789	5,714
Net interest income	$57,633	$52,542	$58,573	$53,481
Net interest margin %	3.50%	3.22%	3.56%	3.28%

Net interest income, on a non-GAAP, FTE basis, increased by $5.1 million (9.5%) during the year ended December 31, 2022 when compared to the year ended December 31, 2021, driven by a $4.2 million (7.0%) increase in interest income and a decrease in interest expense of $0.9 million (16.2%).  The decrease in interest expense resulted from proactive efforts to reduce the cost of funds by further reductions in rates on deposit accounts throughout 2021, the runoff of balances in the time deposits, including brokered deposits, and the expiration of empowered rates on money market accounts.  The net interest margin, on an FTE basis, increased to 3.56% for the year ended December 31, 2022 from 3.28% for the year ended December 31, 2021.

Comparing the year ended December 31, 2022 with the year ended December 31, 2021, interest income increased by $4.2 million . Interest and fees on loans increased by $1.5 million investment income increased by of $2.4 million.  The increase in interest on loans was primarily due to an increase of $49.4 million in average loan balance in 2022 compared to 2021.  The rate earned on the loan portfolio remained stable when comparing the year ended December 31, 2022 to the year ended December 31, 2021.  The increase in investment income was due to the increase in average balances of $77.7 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 as well as an increase in interest yield of 23 basis points.

The decrease in interest expense for 2022 was driven by a decrease of $46.4 million in average balances on long term borrowings related to the prepayment of $70.0 million in FHLB advances in the third quarter of 2021.  The decrease of $0.7 million in interest expense on long-term borrowing was partially offset by the 190 basis point increase in rate paid on borrowings for the year ended December 31, 2022 compared to 2021.  Average rates paid on deposit accounts decreased slightly in 2022 compared to 2021, which was offset by the growth of $26.1 million in interest-bearing deposits during the year.

As shown below, the composition of total interest income between 2022 and 2021 remained relatively stable.

	% of Total Interest Income
	2022	2021
Interest and fees on loans	87%	91%
Interest on investment securities	12%	8%
Other	1%	1%

Tae of Contents

The following table sets forth the average balances, net interest income and expense, and average yields and rates for our interest-earning assets and interest-bearing liabilities for 2022 and 2021:

Distribution of Assets, Liabilities and Shareholders’ Equity

Interest Rates and Interest Differential – Tax Equivalent Basis

	For the Years Ended December 31
	2022			2021
(Dollars in thousands)	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Assets
Loans	$1,223,388	$54,513	4.46%	$1,173,966	$53,040	4.52%
Investment Securities:
Taxable	348,516	6,252	1.79%	272,305	3,912	1.44%
Non taxable	26,952	1,981	7.35%	25,463	1,928	7.57%
Total	375,468	8,233	2.19%	297,768	5,840	1.96%
Federal funds sold	44,207	555	1.26%	150,556	178	0.12%
Interest-bearing deposits with other banks	3,061	24	0.78%	4,040	2	0.05%
Other interest earning assets	1,027	37	3.60%	2,969	135	4.55%
Total earning assets	1,647,151	63,362	3.85%	1,629,299	59,195	3.63%
Allowance for loan losses	(15,568)			(16,825)
Non-earning assets	170,128			152,674
Total Assets	$1,801,711			$1,765,148
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$301,183	$855	0.28%	$214,510	$553	0.26%
Interest-bearing money markets	312,978	1,256	0.40%	341,677	436	0.13%
Savings deposits	250,624	154	0.06%	223,114	81	0.04%
Time deposits	138,865	961	0.69%	198,280	2,403	1.21%
Short-term borrowings	63,182	112	0.18%	57,697	86	0.15%
Long-term borrowings	30,929	1,451	4.69%	77,340	2,155	2.79%
Total interest-bearing liabilities	1,097,761	4,789	0.44%	1,112,618	5,714	0.51%
Non-interest-bearing deposits	533,096			491,967
Other liabilities	33,169			28,013
Shareholders’ Equity	137,685			132,550
Total Liabilities and Shareholders’ Equity	$1,801,711			$1,765,148
Net interest income and spread		$58,573	3.41%		$53,481	3.12%
Net interest margin			3.56%			3.28%

Notes:

(1)	The above table reflects the average rates earned or paid stated on an FTE basis assuming a tax rate of 21% for 2022 and 2021. Non-GAAP interest income on an FTE basis for the years ended December 31, 2022 and 2021 were $940, and $939, respectively.
(2)	The average balances of non-accrual loans for the years ended December 31, 2022 and 2021, which were reported in the average loan balances for these years, were $2,120 and $6,041, respectively.
(3)	Net interest margin is calculated as net interest income divided by average earning assets.
(4)	The average yields on investments are based on amortized cost.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense of our average interest-earning assets and average interest-bearing liabilities for 2022 and 2021. This table distinguishes between the changes related to average outstanding balances (changes in volume created by holding the interest rate constant) and the changes related to average interest rates (changes in interest income or expense attributed to average rates created by holding the outstanding balance constant).

Tae of Contents

Interest Variance Analysis (1)

	2022 Compared to 2021
(In thousands and tax equivalent basis)	Volume	Rate	Net
Interest Income:
Loans	$2,234	$(761)	$1,473
Taxable Investments	1,097	1,243	2,340
Non-taxable Investments	113	(60)	53
Federal funds sold	(128)	505	377
Interest-bearing deposits	—	22	22
Other interest earning assets	(88)	(10)	(98)
Total interest income	3,228	939	4,167
Interest Expense:
Interest-bearing demand deposits	225	77	302
Interest-bearing money markets	(37)	857	820
Savings deposits	11	62	73
Time deposits	(719)	(723)	(1,442)
Short-term borrowings	8	18	26
Long-term borrowings	(1,295)	591	(704)
Total interest expense	(1,807)	882	(925)
Net interest income	$5,035	$57	$5,092

Note:

(1)	The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

The provision for loan losses was a credit of $0.6 million for the year ended December 31, 2022 and a credit of $0.8 million for the year ended December 31, 2021.  Net charge-offs of $0.7 million were recorded for the year ended December 31, 2022, compared to net recoveries of $0.3 million for 2021. The ratio of the ALL to loans outstanding was 1.14% at December 31, 2022 compared to 1.38% at December 31, 2021.  The ALL reflects a level commensurate with the risk inherent in our loan portfolio.

Tae of Contents

Other Operating Income

The following table shows the major components of other operating income for the past two years, exclusive of net gains, and the percentage changes during these years:

(Dollars in thousands)	2022	2021	% Change
Service charges on deposit accounts	$1,981	$1,771	11.86%
Other service charges	925	909	1.76%
Trust department income	8,244	8,650	(4.69)%
Debit card income	3,958	3,644	8.62%
Bank owned life insurance	1,196	1,176	1.70%
Brokerage commissions	1,049	1,082	(3.05)%
Insurance reimbursement	—	1,375	(100.00)%
Other income	525	912	(42.43)%
Total other operating income	$17,878	$19,519	(8.41)%

Other operating income, exclusive of gains, decreased $1.6 million during the year ended December 31, 2022 when compared to the same period of 2021.  The decrease was primarily a result of a decrease of $1.4 million in insurance reimbursements and a $0.4 million decrease in trust income in 2022 when compared to 2021.  These decreases were partially offset by increased debit card income of $0.3 million for the year ended December 31, 2022 when compared to 2021 due to growth in deposit relationships and increased customer usage of our electronic services and increased service charge income of $0.2 million in 2022 when compared to 2021.  Other income decreased $0.4 million.

Net gains of $0.2 million and $1.2 million were reported through other income for the years ended December 31, 2022 and 2021, respectively. The $1.1 million decrease in gains for 2022 was primarily attributable to the decrease in gains on the sale of mortgage loans to the secondary market of $1.1 million due to refinancing activity occurring at a slower pace than the pace experienced in 2021 and due to management’s strategic decision to book new mortgage loans at higher rates to our in-house portfolio.

Other Operating Expense

The following table compares the major components of other operating expense for 2022 and 2021:

(Dollars in thousands)	2022	2021	% Change
Salaries and employee benefits	$24,130	$22,061	9.38%
FDIC premiums	636	772	(17.62)%
Equipment	4,163	3,898	6.80%
Occupancy	2,906	2,775	4.72%
Data processing	3,444	3,204	7.49%
Marketing	543	535	1.50%
Professional services	1,538	3,528	(56.41)%
Contract labor	618	638	(3.13)%
Line rentals	482	737	(34.60)%
Total OREO expenses/(income), net	590	(945)	(162.43)%
Investor relations	300	676	(55.62)%
Settlement expense	—	3,300	(100.00)%
FHLB prepayment expense	—	2,368	(100.00)%
Contributions	288	1,220	(76.39)%
Other expenses	3,507	3,032	15.67%
Total other operating expense	$43,145	$47,799	(9.74)%

Other operating expenses decreased $4.6 million for the year ended December 31, 2022 when compared to 2021.  Salaries and benefits increased by $2.1 million when compared to 2021 due to a lower reduction of loan origination costs of $1.0 million and a $1.1 million increase due to performance related pay and the competitive employment environment.

Tae of Contents

Other changes year-over-year included increased OREO expenses of $1.5 million in 2022 due to gains on sale of OREO booked during 2021 and other net increases in expenses of $0.8 million. Non-interest expense decreased significantly due to our payment of $3.3 million in litigation settlement expenses during the first quarter of 2021 and a $2.4 million  prepayment penalty for the early repayment of $70.0 million of FHLB advances recognized in the third quarter of 2021, a reduction of $2.4 million in professional and investor relations expenses primarily related to reimbursement of $0.7 in litigation expenses, a reduction of $0.4 million in investor relations costs and a $1.3 million reduction in legal fees.  Charitable contributions also declined by $0.9 million primarily due to the funding of the Foundation at the end of 2021.

Applicable Income Taxes

We recognized a tax expense of $8.1 million in 2022, compared to a tax expense of $6.5 million in 2021. See the discussion under “Income Taxes” in Note 14 to the Consolidated Financial Statements presented elsewhere in this annual report for a detailed analysis of our deferred tax assets and liabilities. Our effective tax rate was 24.5% in 2022 and 24.9% in 2021. The decrease in the tax rate for 2022 was primarily due to the increase in tax credits related to a new 2021 investment in a low-income housing tax credit that began to provide tax benefits in 2022 and will continue to provide benefits in the coming years.

At December 31, 2022, the Corporation had Maryland Net Operating Losses (“NOLs”) of $41.0 million for which a deferred tax asset of $2.7 million has been recorded. There was also a Maryland state interest expense carryforward of $3.1 million, for which a deferred tax asset of $0.2 million has been recorded.  There has been and continues to be a full valuation allowance on these NOLs and interest expense deferred tax assets, based on management’s belief that it is more likely than not that these NOLs will not be realized prior to the expiration of their carry-forward periods because the Corporation will not generate sufficient taxable income in the future to fully utilize the NOLs. The valuation allowance was $2.9 million and $3.0 million at December 31, 2022 and 2021, respectively.

We have concluded that no valuation allowance is deemed necessary for our remaining federal and state deferred tax assets at December 31, 2022, as it is more likely than not that they will be realized based on the expected reversal of deferred tax liabilities, the generation of future income sufficient to realize the deferred tax assets as they reverse, and the ability to implement tax planning strategies to prevent the expiration of any carry-forward periods.

Tae of Contents

GAAP and Non-GAAP measures

The following tables sets forth certain selected financial data for the years ended December 31, 2022 and 2021 and is qualified in its entirety by the detailed information and unaudited financial statements, including the notes thereto, included elsewhere in this annual report.

	For the year ended
	December 31,
	2022	2021
Per Share Data
Basic net income per common share (1) - as reported	$3.77	$2.95
Basic net income per common share (1) - non-GAAP	3.77	3.54
Diluted net income per common share (1) - as reported	$3.76	$2.95
Diluted net income per common share (1) - non-GAAP	3.76	3.54

Significant Ratios:

Return on Average Assets (a) (1) - as reported	1.39%	1.12%
Settlement, FHLB and contribution expenses, and insurance reimbursement income, net of income tax effect	—	0.23
Adjusted Return on Average Assets (a) (1) (non-GAAP)	1.39%	1.35%

Return on Average Equity (a) (1) - as reported	18.19%	14.92%
Settlement, FHLB and contribution expenses, and insurance reimbursement income, net of income tax effect	—	2.90
Adjusted Return on Average Equity (a) (1) (non-GAAP)	18.19%	17.82%

(1) See reconciliation of this non-GAAP financial measure provided elsewhere herein associated with settlement, FHLB and contribution expenses, and insurance reimbursement incurred during 2021.

	Year Ended
	2022	2021
(in thousands, except for per share amount)
Net income - as reported	$25,048	$19,770
Adjustments:
Settlement expense	—	3,300
FHLB penalty	—	2,368
Charitable contribution	—	1,000
Insurance reimbursement	—	(1,375)
Income tax effect of adjustment	—	(1,227)
Adjusted net income (non-GAAP)	$25,048	$23,836

Basic earnings per share - as reported	$3.77	$2.95
Adjustments:
Settlement expense	—	0.47
FHLB penalty	—	0.35
Charitable contribution	—	0.15
Insurance reimbursement	—	(0.20)
Income tax effect of adjustment	—	(0.18)
Adjusted basic earnings per share (non-GAAP)	$3.77	$3.54
Diluted earnings per share - as reported	$3.76	$2.95

Tae of Contents

CONSOLIDATED BALANCE SHEET REVIEW

Overview

Total assets at December 31, 2022 increased by $118.3 million since December 31, 2021.  During 2022, cash and interest-bearing deposits in other banks decreased by $41.4 million, the investment portfolio increased by $18.5 million and gross loans increased by $125.8 million.  Management made strategic decisions to deploy excess cash balances in 2022.  Cash was utilized to purchase a $73.3 million in securities in 2022. OREO balances increased by $0.3 million due to foreclosure activity in 2022.  Other assets, including deferred taxes, premises and equipment, and accrued interest receivable, increased by $3.4 million.  Total liabilities increased by $101.4 million since December 31, 2021.  Non-interest bearing deposits increased by $5.0 million.  Interest bearing demand deposits increased by $99.5 million and traditional savings accounts increased by $14.1 million.  The increase in interest bearing demand deposits was attributable to an increase in municipality funding into a higher yielding indexed product.  Money market balances increased by $25.4 million.  Time deposits decreased by $42.7 million related to maturing balances moving to more liquid accounts, or broker investment accounts, due to the rising deposit rates as well as municipal funds moving to higher yielding State funding alternatives.  Total shareholders’ equity increased by $9.9 million during the year ended December 31, 2022, as net income of $25.0 million and the issuance of $0.7 million of new shares of common stock was offset by other comprehensive losses of $11.7 million and the payment of $4.2 million in dividends.

As indicated below, the total interest-earning asset mix remained relatively constant at December 31, 2022 as compared to December 31, 2021. The mix for each year is illustrated below.

	Year End Percentage of Total Assets
	2022	2021
Cash and cash equivalents	4%	7%
Net loans	68%	66%
Investments	20%	20%

The year-end total liability mix has remained consistent during the two-year period as illustrated below.

	Year End Percentage of Total Liabilities
	2022	2021
Total deposits	93%	93%
Total borrowings	6%	6%

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

Tae of Contents

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

Summary of Loan Portfolio

The following table presents the composition of our loan portfolio as of December 31 for the past two years:

(In millions)	2022	2021
Commercial real estate	$458.8	$374.3
Acquisition and development	70.6	128.1
Commercial and industrial *	245.4	181.0
Residential mortgage	444.4	404.7
Consumer	60.3	65.6
Total Loans	$1,279.5	$1,153.7

*Includes PPP loans of $0.4 million  and $7.7 million at December 31, 2022 and December 31, 2021, respectively.

Outstanding loans of $1.3 billion at December 31, 2022 reflected an increase of $125.8 million during 2022.  Since December 31, 2021, commercial real estate loans increased by $84.5 million and acquisition and development loans decreased by $57.5 million due primarily to the payoff of one large credit early in the third quarter.  Commercial and industrial loans increased by $64.4 million for the year, primarily in new floor plan business, new commercial clients and continued expansion of existing client relationships.  Residential mortgage loans increased $39.7 million related to management’s strategic decision to book new mortgage loans at higher rates to our in-house portfolio. The consumer loan portfolio decreased by $5.3 million due to amortization and payoffs of the existing portfolio slightly offset by new production.

Commercial loan production for the year ended December 31, 2022 was approximately $374.2 million, with $53.3 million originated during the fourth quarter.   At December 31, 2022, unfunded, committed commercial construction loans totaled approximately $27.8 million. Commercial amortization and payoffs were approximately $282.7 million through December 31, 2022.

Consumer mortgage loan production was approximately $91.8 million through December 31, 2022.  The pipeline of in-house, portfolio loans as of December 31, 2022, consisted of $7.5 million.  The residential mortgage production level slowed in the fourth quarter of 2022 due to the increasing interest rates that occurred in 2022.

Tae of Contents

The following table sets forth the maturities, based upon contractual dates, for selected loan categories as of December 31, 2022:

Maturities of Loan Portfolio at December 31, 2022

	Fixed Rate Loans
(In thousands)	Maturing Within One Year	Maturing After One Year But Within Five Years	Maturing After Five Years Within Fifteen Years	Maturing After Fifteen Years	Total
Commercial Real Estate	$26,050	$235,702	$75,591	$1,001	$338,344
Acquisition and Development	31,470	11,632	1,915	794	45,811
Commercial and Industrial *	12,456	97,657	45,406	136	155,655
Residential Mortgage	789	35,323	37,225	106,497	179,834
Consumer	1,287	28,696	18,836	2,441	51,260
Total Loans	$72,052	$409,010	$178,973	$110,869	$770,904

	Variable Rate Loans
(In thousands)	Maturing Within One Year	Maturing After One Year But Within Five Years	Maturing After Five Years Within Fifteen Years	Maturing After Fifteen Years	Total
Commercial Real Estate	$7,173	$14,818	$65,475	$33,021	$120,487
Acquisition and Development	5,376	5,020	7,314	7,075	24,785
Commercial and Industrial *	54,223	21,534	13,943	41	89,741
Residential Mortgage	1,125	1,910	20,123	241,419	264,577
Consumer	3,860	4	64	5,072	9,000
Total Loans	$71,757	$43,286	$106,919	$286,628	$508,590
* Commercial and Industrial includes $0.4 million of PPP balances at December 31, 2022

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

Tae of Contents

The following sets forth the amounts of non-accrual, past-due and restructured loans for the past two years:

Risk Elements of Loan Portfolio

	At December 31,
(In thousands)	2022	2021
Non-accrual loans:
Commercial real estate	$145	$81
Acquisition and development	146	390
Commercial and industrial	—	90
Residential mortgage	3,204	1,901
Total non-accrual loans	$3,495	$2,462
Accruing Loans Past Due 90 days or more:
Residential mortgage	282	148
Consumer	25	152
Total accruing loans past due 90 days or more	$307	$300
Total non-accrual and past due 90 days or more	$3,802	$2,762
Restructured Loans (TDRs):
Performing	$2,751	$2,997
Non-accrual (included above)	277	300
Total TDRs	$3,028	$3,297
Other Real Estate Owned	$4,733	$4,477
Total Non-performing assets	$8,535	$7,239
Impaired loans without a valuation allowance	$6,153	$5,248
Impaired loans with a valuation allowance	345	480
Total impaired loans	$6,498	$5,728
Valuation allowance related to impaired loans	$26	$64

Non-accrual loans to total loans (as %)	0.27%	0.21%
Non-performing loans to total loans (as %)	0.30%	0.24%
Non-performing assets to total assets (as %)	0.46%	0.42%
Allowance for loan losses to non-accrual loans (as %)	418.77%	648.05%
Allowance for loan losses to non-performing assets (as %)	171.48%	220.40%

Tae of Contents

The following table sets forth the percent applicable by portfolio for non-accrual loans for the past two years:

Non-Accrual Loans as a % of Applicable Portfolio

	2022	2021
Commercial real estate	0.0%	0.0%
Acquisition and development	0.2%	0.3%
Commercial and industrial	0.0%	0.0%
Residential mortgage	0.7%	0.5%
Consumer	0.0%	0.0%

We would have recognized $0.2 million in interest income for the year ended December 31, 2022 had our non-accrual loans been current and performing in accordance with their terms. During 2022, we recognized, on a cash basis, $0.2 million of interest income on non-accrual loans that paid off.

Performing loans considered to be impaired (including performing troubled debt restructurings, or TDRs), as defined and identified by management, amounted to $3.0 million at December 31, 2022 and $3.3 million at December 31, 2021. Loans are identified as impaired when, based on current information and events, management determines that we will be unable to collect all amounts due according to contractual terms. These loans consist primarily of acquisition and development loans and CRE loans. The fair values are generally determined based upon independent third-party appraisals of the collateral or discounted cash flows based upon the expected proceeds. Specific allocations have been made where there is insufficient collateral to repay the loan balance if liquidated and there is no secondary source of repayment available.

The level of performing impaired loans (other than performing TDRs) decreased by $0.3 million during the year ended December 31, 2022.  The decrease in allowance for loan losses as a percentage of non-accrual loans was related to the increase in non-accrual loans in 2022 compared to 2021.

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

Tae of Contents

The following table presents the details of TDRs by loan class at December 31, 2022 and December 31, 2021:

	December 31, 2022		December 31, 2021
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Performing
Commercial real estate
Non owner-occupied	1	$100	1	$106
All other CRE	2	2,018	2	2,178
Acquisition and development
1-4 family residential construction	1	210	1	239
All other A&D	—	—	—	—
Commercial and industrial	—	—	—	—
Residential mortgage
Residential mortgage – term	6	423	6	474
Residential mortgage – home equity	—	—	—	—
Consumer	—	—	—	—
Total performing	10	$2,751	10	$2,997
Non-accrual
Commercial real estate
Non owner-occupied	—	$—	—	$—
All other CRE	—	—	—	—
Acquisition and development
1-4 family residential construction	—	—	—	—
All other A&D	—	—	—	—
Commercial and industrial	—	—	—	—
Residential mortgage
Residential mortgage – term	2	277	2	300
Residential mortgage – home equity	—	—	—	—
Consumer	—	—	—	—
Total non-accrual	2	277	2	300
Total TDRs	12	$3,028	12	$3,297

The level of TDRs decreased by $0.3 million during the year ended December 31, 2022. There were no new loans added to TDRs and one loan already in performing TDRs was re-modified. Net principal payments totaling $0.3 million were received during the same time period.

At December 31, 2022, there were no additional funds committed to be advanced in connection with TDRs. In 2022, interest income not recognized due to rate modifications of TDRs was $55 thousand and interest income recognized on all TDRs was $0.2 million.

Allowance for Loan Losses

The ALL is maintained to absorb probable incurred credit losses from the loan portfolio. The ALL is based on management’s continuing evaluation of the quality of the loan portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience, and the amount of non-performing loans.

The ALL is also based on estimates, and actual losses will vary from current estimates. These estimates are reviewed quarterly, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the ALL. The methodology used to determine the adequacy of the ALL is consistent with prior years. An estimate for probable losses related to unfunded lending commitments, such as letters of credit and binding but unfunded loan commitments is also prepared. This estimate is computed in a manner similar to the methodology described above, adjusted for the probability of actually funding the commitment.  At December 31, 2022 and 2021, the balance for reserve

Tae of Contents

for probable losses on unfunded commitments, included in other liabilities in the consolidated statements of financial condition was $0.1 million.

The ALL was $14.6 million at December 31, 2022 compared to $16.0 million at December 31, 2021, a decrease of 8.3% that resulted primarily from improvements in unemployment rates and a decline in total delinquencies.  Net charge-offs of $0.7 million were recorded for 2022, compared to net recoveries of $0.3 million for 2021. The ratio of the ALL to loans outstanding was 1.14% at December 31, 2022 compared to 1.38% at December 31, 2021.

The ratio of net charge-offs to average loans for the year ended December 31, 2022 was an annualized 0.06%, compared to net recoveries to average loans of 0.02% for the year ended December 31, 2021. The increase in net charge-offs was primarily related to increased charge-offs in our consumer loan portfolio.  Our special assets team continues to effectively collect on charged-off loans, resulting in ongoing overall low charge-off ratios.

Accruing loans past due 30 days or more decreased to 0.16%, compared to 0.31% at December 31, 2021. Non-accrual loans totaled $3.5 million at December 31, 2022 compared to $2.5 million at December 31, 2021. The increase in non-accrual balances at December 31, 2022 was primarily related to one residential real estate loan of $1.5 million added to non-accrual in 2022.  This was partially offset by reductions in principal balance of existing non-accrual loans.

The ALL at December 31, 2022 is adequate to provide for probable losses inherent in our loan portfolio. Amounts that will be recorded for the provision for loan losses in future periods will depend upon trends in the loan balances, including the composition of the loan portfolio, changes in loan quality and loss experience trends, potential recoveries on previously charged-off loans and changes in other qualitative factors. Management also applies interest rate risk, collateral value and debt service sensitivity analyses to the CRE loan portfolio and obtains new appraisals on specific loans under defined parameters to assist in the determination of the periodic provision for loan losses.

Tae of Contents

The following table presents the activity in the ALL by major loan category for the past two years.

Analysis of Activity in the Allowance for Loan Losses

	For the Years Ended December 31,
(In thousands)	2022	2021
Balance, January 1	$15,955	$16,486
Charge-offs:
Commercial real estate	—	(14)
Acquisition and development	(20)	(85)
Commercial and industrial	(134)	(2)
Residential mortgage	(46)	(141)
Consumer	(921)	(396)
Total charge-offs	(1,121)	(638)
Recoveries:
Commercial real estate	1	—
Acquisition and development	22	175
Commercial and industrial	93	513
Residential mortgage	184	66
Consumer	145	170
Total recoveries	445	924
Net credit (losses)/recoveries	(676)	286
Credit for loan losses	(643)	(817)
Balance at end of period	$14,636	$15,955

Allowance for loan losses to total loans (as %)	1.14%	1.38%

Net (Charge-offs)/Recoveries as a % of Average Applicable Portfolio

	2022	2021
Commercial real estate	0.0%	(0.0%)
Acquisition and development	0.0%	0.1%
Commercial and industrial	(0.0%)	0.2%
Residential mortgage	0.0%	(0.0%)
Consumer	(1.3%)	(0.4%)

Tae of Contents

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

Allocation of the Allowance for Loan Losses

	For the Years Ended December 31,
(In thousands)	2022	% of Total Loans	2021	% of Total Loans
Commercial real estate	$6,345	43%	$6,032	38%
Acquisition and development	979	7%	2,615	16%
Commercial and industrial	2,845	19%	2,460	15%
Residential mortgage	3,160	22%	3,484	22%
Consumer	877	6%	934	6%
Unallocated	430	3%	430	3%
Total	$14,636	100%	$15,955	100%

Investment Securities

The following table sets forth the composition of our investment securities portfolio by major category as of the indicated dates:

	At December 31,
	2022			2021
(In thousands)	Amortized Cost	Fair Value (FV)	FV As % of Total	Amortized Cost	Fair Value (FV)	FV As % of Total
Securities Available-for-Sale:
U.S. government agencies	$11,044	$9,462	8%	$69,602	$67,169	23%
Residential mortgage-backed agencies	45,052	37,401	30%	49,630	48,661	17%
Commercial mortgage-backed agencies	37,393	30,732	23%	51,694	50,868	19%
Collateralized mortgage obligations	25,828	21,044	17%	93,018	90,077	31%
Obligations of states and political subdivisions	10,848	10,492	8%	12,439	12,804	4%
Corporate bonds	1,000	887	1%
Collateralized debt obligations	18,664	15,871	13%	18,609	17,192	6%
Total available for sale	$149,829	$125,889	100%	$294,992	$286,771	100%
Securities Held to Maturity:
U.S. treasuries	$37,204	$35,611	18%	$—	$—	0%
U.S. government agencies	67,734	54,473	27%	—	—	0%
Residential mortgage-backed agencies	28,624	25,122	12%	30,634	30,847	47%
Commercial mortgage-backed agencies	22,389	17,821	9%	5,456	5,601	9%
Collateralized mortgage obligations	57,085	47,084	23%	—	—	0%
Obligations of states and political subdivisions	22,623	22,969	11%	20,169	28,921	44%
Total held to maturity	$235,659	$203,080	100%	$56,259	$65,369	100%

Tae of Contents

The fair value of investment securities available for sale decreased by $160.9 million since December 31, 2021 due to the transfer of investments from available for sale to held to maturity in the first quarter 2022.  At December 31, 2022, the securities classified as available for sale included a net unrealized loss of $24.0 million, which represents the difference between the fair value and the amortized cost of securities in the portfolio

The Corporation reassessed the classification of certain investments and, effective February 1, 2022, the Corporation transferred $139.0 million of callable agencies, obligation of state and political subdivisions, and collateralized mortgage obligations from available for sale to held to maturity securities.  The transferred occurred at fair value.  The related unrealized loss of $8.4 million included in other comprehensive loss remained in other comprehensive loss, to be amortized out of other comprehensive loss with an offsetting entry to interest income as a yield adjustment over the remaining term of the securities.  No gain or loss was recorded at the time of transfer.  The transfer of these securities was completed in an effect to mitigate further decline in fair market value value in a rising rate environment.  Management’s assessment of the potential included lower yielding bonds and the risk of extension in an up 300 basis point shock.

As discussed in Note 20 to the Consolidated Financial Statements presented elsewhere in this report, we measure fair market values based on the fair value hierarchy established in ASC Topic 820, Fair Value Measurements and Disclosures. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Level 3 prices or valuation techniques require inputs that are both significant to the valuation assumptions and are not readily observable in the market (i.e. supported with little or no market activity). These Level 3 instruments are valued based on both observable and unobservable inputs derived from the best available data, some of which is internally developed, and considers risk premiums that a market participant would require.

Approximately $110.0 million of the available-for-sale portfolio was valued using Level 2 pricing and had net unrealized losses of $21.2 million at December 31, 2022. The remaining $15.9 million of the securities available-for-sale represents the entire collateralized debt obligation (“CDO”) portfolio, which was valued using significant unobservable inputs, or Level 3 pricing. The $2.8 million in net unrealized losses associated with the CDO portfolio relates to nine pooled trust preferred securities that comprise the CDO portfolio.  Net unrealized losses of $1.7 million represent non-credit related other than temporary impairment (“OTTI”) charges on seven of the securities while $1.1 million of unrealized losses relates to two securities which have had no credit related OTTI.

Tae of Contents

The following table sets forth the contractual or estimated maturities of the components of our investment securities portfolio as of December 31, 2022 and the weighted average yields on a tax-equivalent basis.

Investment Security Maturities, Yields, and Fair Values at December 31, 2022

(In thousands)	Within 1 Year	1 Year To 5 Years	5 Years To 10 Years	Over 10 Years	Total Fair Value
Securities Available-for-Sale:
U.S. government agencies	$—	$8,186	$—	$1,276	$9,462
Residential mortgage-backed agencies	—	—	29,653	7,748	37,401
Commercial mortgage-backed agencies	85	24,118	6,529	—	30,732
Collateralized mortgage obligations	—	1,701	12,201	7,142	21,044
Obligations of states and political subdivisions	340	2,832	891	6,429	10,492
Corporate bonds	—	—	887	—	887
Collateralized debt obligations	—	—	—	15,871	15,871
Total available for sale	$425	$36,837	$50,161	$38,466	$125,889
Percentage of total	0.34%	29.26%	39.85%	30.56%	100.00%
Weighted average yield	3.82%	2.10%	2.01%	7.99%	3.87%
Held to Maturity:
US Treasuries	$—	$35,611	$—	$—	$35,611
U.S. government agencies	—	11,246	26,825	16,403	54,474
Residential mortgage-backed agencies	854	4,120	2,957	17,191	25,122
Commercial mortgage-backed agencies	712	6,977	10,132	—	17,821
Collateralized mortgage obligations	—	9,108	25,514	12,461	47,083
Obligations of states and political subdivisions	—	—	—	22,969	22,969
Total held to maturity	$1,566	$67,062	$65,428	$69,024	$203,080
Percentage of total	0.77%	33.02%	32.22%	33.99%	100.00%
Weighted average yield	(0.88)%	2.20%	2.64%	3.50%	2.76%

The weighted average yield was calculated using historical cost balances and does not give effect to changes in fair value. The negative weighted average yield was due to increased paydowns on mortgage-backed securities that impacted their factors and three month conditional prepayment rate. At December 31, 2022, one Tax Increment Funding bond totaling $17.7 million exceeded 10% of shareholders’ equity.

Deposits

The following table sets forth the deposit balances by major category for 2022 and 2021:

Deposit Balances

	2022		2021
(In thousands)	Actual Balance	Percent	Actual Balance	Percent
Non-interest-bearing demand deposits	$506,613	32%	$501,627	34%
Interest-bearing deposits:
Demand	327,685	21%	228,175	16%
Money Market	365,192	23%	339,748	23%
Savings deposits	250,720	16%	236,595	16%
Time deposits	120,523	8%	163,229	11%
Total Deposits	$1,570,733	100%	$1,469,374	100%

Tae of Contents

Total deposits at December 31, 2022 increased by $101.4 million when compared to deposits at December 31, 2021.  Non-interest-bearing deposits increased by $5.0 million.   Interest bearing demand deposits increased by $99.5 million and traditional savings accounts increased by $14.1 million.  The increase in interest bearing demand deposits was attributable to an increase in municipality funding into a higher yielding indexed product.  Money market balances increased by $25.4 million.  Time deposits decreased by $42.7 million related to maturing balances moving to more liquid accounts, or brokerage investment accounts, due to the rising deposit rates as well as municipal funds moving to higher yielding State funding alternatives.

Borrowed Funds

The following shows the composition of our borrowings at December 31:

(In thousands)	2022	2021
Securities sold under agreements to repurchase	$64,565	$57,699
Total short-term borrowings	$64,565	$57,699
Junior subordinated debentures	$30,929	$30,929
Total long-term borrowings	$30,929	$30,929
Total borrowings	$95,494	$88,628
Average balance (from Table 1)	$94,111	$135,037

The following is a summary of short-term borrowings at December 31 with original maturities of less than one year:

(Dollars in thousands)	2022	2021
Securities sold under agreements to repurchase:
Outstanding at end of year	$64,565	$57,699
Weighted average interest rate at year end	0.12%	0.15%
Maximum amount outstanding as of any month end	$75,912	$72,396
Average amount outstanding	63,182	57,697
Approximate weighted average rate during the year	0.12%	0.15%

Total borrowings increased by $6.9 million, or 7.7%, in 2022 when compared to 2021 due to increased balances in our existing accounts in our Treasury Management product.

Management will continue to closely monitor interest rates within the context of its overall asset-liability management process. See the discussion under the heading “Interest Rate Sensitivity” in this Item 7 for further information on this topic.

At December 31, 2022, we had additional borrowing capacity with the FHLB totaling $195.3 million, an additional $140.0 million of unused lines of credit with various financial institutions, and $9.6 million of an unused secured line of credit with the Federal Reserve Bank.  See Note 11 to the Consolidated Financial Statements presented elsewhere in this annual report for further details about our borrowings and additional borrowing capacity, which is incorporated herein by reference.

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

Tae of Contents

instruments with credit risk. The amount of collateral or other security is determined based on management’s credit evaluation of the counterparty. We evaluate each customer’s creditworthiness on a case-by-case basis.

Loan commitments and letters of credit totaled $253.9 million and $14.3 million, respectively, at December 31, 2022. Management does not believe that any of the foregoing arrangements have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. We are not a party to any other off-balance sheet arrangements. See Note 19 to the Consolidated Financial Statements presented elsewhere in this annual report for additional information on these arrangements.

Capital Resources

We require capital to fund loans, satisfy our obligations under the Bank’s letters of credit, meet the deposit withdraw demands of the Bank’s customers, and satisfy our other monetary obligations. To the extent that deposits are not adequate to fund our capital requirements, we can rely on the funding sources identified below under the heading “Liquidity Management”.  At December 31, 2022, the Bank had $140.0 million available through unsecured lines of credit with correspondent banks, $9.6 million available through a secured line of credit with the Federal Reserve Discount Window and approximately $195.3 million available through the FHLB. Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our ability to meet our future capital requirements.

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

At December 31, 2022, the Corporation’s total risk-based capital ratio was 16.12% and the Bank’s total risk-based capital ratio was 14.37%, both of which were well above the regulatory minimum of 8%. The total risk-based capital ratios of the Corporation and the Bank at December 31, 2021 were 15.89% and 14.97%, respectively. The decrease at the Bank was primarily due to dividend funding to the Corporation.

At December 31, 2022, the most recent notification from the regulators categorizes the Corporation and the Bank as “well capitalized” under the regulatory framework for prompt corrective action. See Note 4 to the Consolidated Financial Statements presented elsewhere in this annual report for additional information regarding regulatory capital ratios.

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

Tae of Contents

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

●	Unsecured Fed Funds lines of credit with upstream correspondent banks (M&T Bank, Atlantic Community Bankers Bank, Community Bankers Bank, PNC Financial Services, Pacific Coast Banker’s Bank and Zions Bancorp).
●	Secured advances with the FHLB of Atlanta, which are collateralized by eligible one to four family residential mortgage loans, home equity lines of credit, commercial real estate loans. Cash and various securities may also be pledged as collateral.
●	Secured line of credit with the Federal Reserve Discount Window for use in borrowing funds up to 90 days, using municipal securities as collateral.
●	Brokered deposits, including CDs and money market funds, provide a method to generate deposits quickly. These deposits are strictly rate driven but often provide the most cost effective means of funding growth.
●	One Way Buy CDARS/ICS funding – a form of brokered deposits that has become a viable supplement to brokered deposits obtained directly.

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

At December 31, 2022, we were asset sensitive.

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

Tae of Contents

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

We evaluate the effect of a change in interest rates of -300 basis points to +400 basis points on both NII and Net Portfolio Value (“NPV”) / Economic Value of Equity (“EVE”). We concentrate on NII rather than net income as long as NII remains the significant contributor to net income.

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

Based on the simulation analysis performed at December 31, 2022 and 2021, management estimated the following changes in net interest income, assuming the indicated rate changes:

(Dollars in thousands)	2022	2021
+400 basis points	$1,112	$4,072
+300 basis points	$225	$3,233
+200 basis points	$173	$2,315
+100 basis points	$121	$1,160
-100 basis points	$(776)	$(3,110)
-200 basis points	$(3,165)	N/A
-300 basis points	$(7,382)	N/A

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

Tae of Contents

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Corporation is not required to provide the information contemplated by this item.  See Item 7 of Part II of this report under the heading “Market Risk and Interest Sensitivity” for a discussion of the Corporation’s primary market risk.

Tae of Contents

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Tae of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of First United Corporation

Oakland, Maryland

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of First United Corporation (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.  The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses – Qualitative Factors

As more fully described in Note 6 to the consolidated financial statements, the Company estimates and records an allowance for loan losses for loans collectively evaluated for impairment by developing a loss rate based on historical losses and qualitative factors. Qualitative factors are used to adjust historical loss rates considering relevant factors such as national and local economic trends and conditions; levels and trends in delinquency rates and non-accrual loans; trends in volumes and terms of loans; effects of changes in lending policies; experience, ability, and depth of lending staff; value of underlying collateral; and

Tae of Contents

concentrations of credit. The application of the adjustments for qualitative factors to the historical loss rate calculation is subjective.

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

March 24, 2023

Tae of Contents

First United Corporation and Subsidiaries

Consolidated Statements of Financial Condition

(In thousands, except per share amounts)

	December 31,
	2022	2021
Assets
Cash and due from banks	$72,720	$109,823
Interest bearing deposits in banks	1,595	5,897
Cash and cash equivalents	74,315	115,720
Investment securities – available-for-sale (at fair value)	125,889	286,771
Investment securities – held to maturity (fair value of $203,080 at December 31, 2022 and $65,369 at December 31, 2021)	235,659	56,259
Restricted investment in bank stock, at cost	1,027	1,029
Loans held for sale (at lower of cost or fair value)	—	67
Loans	1,279,494	1,153,687
Unearned fees	(174)	(292)
Allowance for loan losses	(14,636)	(15,955)
Net loans	1,264,684	1,137,440
Premises and equipment, net	34,948	34,697
Goodwill and other intangibles	12,433	12,052
Bank owned life insurance	46,346	45,150
Deferred tax assets	10,605	6,857
Other real estate owned	4,733	4,477
Right of use assets	1,898	2,247
Trust receivable	8,244	8,650
Pension Asset	8,001	4,765
Accrued interest receivable	6,051	4,821
Other assets	13,336	8,836
Total Assets	$1,848,169	$1,729,838
Liabilities and Shareholders’ Equity
Liabilities:
Non-interest bearing deposits	$506,613	$501,627
Interest bearing deposits	1,064,120	967,747
Total deposits	1,570,733	1,469,374
Short-term borrowings	64,565	57,699
Long-term borrowings	30,929	30,929
Operating lease liability	2,373	2,761
SERP deferred compensation	7,194	10,395
Accrued interest payable and other liabilities	19,383	15,787
Dividends payable	1,199	993
Total Liabilities	1,696,376	1,587,938
Shareholders’ Equity:
Common Stock – par value $0.01 per share; Authorized 25,000,000 shares; issued and outstanding 6,666,428 shares at December 31, 2022 and 6,620,955 shares at December 31, 2021	67	66
Surplus	24,409	23,661
Retained earnings	166,343	145,487
Accumulated other comprehensive loss	(39,026)	(27,314)
Total Shareholders’ Equity	151,793	141,900
Total Liabilities and Shareholders’ Equity	$1,848,169	$1,729,838

See notes to consolidated financial statements

Tae of Contents

First United Corporation and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share data)

	Year Ended
	December 31,
	2022	2021
Interest income
Interest and fees on loans	$54,448	$52,952
Interest on investment securities
Taxable	6,252	3,912
Exempt from federal income tax	1,106	1,077
Total investment income	7,358	4,989
Other	616	315
Total interest income	62,422	58,256
Interest expense
Interest on deposits	3,226	3,473
Interest on short-term borrowings	112	86
Interest on long-term borrowings	1,451	2,155
Total interest expense	4,789	5,714
Net interest income	57,633	52,542
Credit for loan losses	(643)	(817)
Net interest income after provision for loan losses	58,276	53,359
Other operating income
Net gains	172	1,230
Service charges on deposit accounts	1,981	1,771
Other service charges	925	909
Trust department	8,244	8,650
Debit card income	3,958	3,644
Bank owned life insurance	1,196	1,176
Brokerage commissions	1,049	1,082
Insurance reimbursement	—	1,375
Other	525	912
Total other income	17,878	19,519
Total other operating income	18,050	20,749
Other operating expenses
Salaries and employee benefits	24,130	22,061
FDIC premiums	636	772
Equipment	4,163	3,898
Occupancy	2,906	2,775
Data processing	3,444	3,204
Marketing	543	535
Professional services	1,538	3,528
Contract labor	618	638
Line rentals	482	737
Total OREO expense/(income), net	590	(945)
Investor relations	300	676
Settlement expense	—	3,300
FHLB prepayment expense	—	2,368
Contributions	288	1,220
Other	3,507	3,032
Total other operating expenses	43,145	47,799
Income before income tax expense	$33,181	$26,309
Provision for income tax expense	8,133	6,539
Net Income	$25,048	$19,770
Basic net income per share	$3.77	$2.95
Diluted net income per share	$3.76	$2.95
Weighted average number of basic shares outstanding	6,650	6,710
Weighted average number of diluted shares outstanding	6,661	6,717

See notes to consolidated financial statements

Tae of Contents

First United Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended
	December 31,
Comprehensive Income	2022	2021
Net Income	$25,048	$19,770
Other comprehensive income, net of tax and reclassification adjustments
Available for sale securities:
Unrealized holding (losses)/gains on investments with OTTI	(835)	3,379
Reclassification adjustment for gains realized in income	202	201
Other comprehensive (losses)/income on investments with OTTI	(1,037)	3,178

Unrealized holding losses on all other AFS investments	(22,792)	(7,661)
Unrealized holding losses on securities transferred from available for sale to held to maturity	8,328	—
Reclassification adjustment for gains realized in income	3	154
Other comprehensive losses on all other AFS investments	(14,467)	(7,815)

Held to maturity securities:
Unrealized holding losses on securities transferred to held to maturity	(8,328)	—
Reclassification adjustment for gains realized in income	91	—
Reclassification adjustment for amortization realized in income	(841)	(247)
Other comprehensive (losses)/income on HTM investments	(7,578)	247

Cash flow hedges:
Unrealized holding gains on cash flow hedges	1,521	867
Reclassification adjustment for gains realized in income	—	—
Other comprehensive income on cash flow hedges	1,521	867

Pension plan liability:
Unrealized holding gains on pension plan liability	931	4,684
Reclassification adjustment for amortization of unrecognized loss realized in income	(1,117)	(1,490)
Other comprehensive income on pension plan liability	2,048	6,174

SERP liability:
Unrealized holding losses/(gains) on SERP liability	3,307	(711)
Reclassification adjustment for amortization of unrecognized loss realized in income	(271)	(175)
Other comprehensive gains/( losses) on SERP liability	3,578	(536)
Other comprehensive income before income tax	(15,935)	2,115
Income tax expense related to other comprehensive income	4,223	(566)
Other comprehensive (loss)/income, net of tax	(11,712)	1,549
Comprehensive Income	$13,336	$21,319

See notes to consolidated financial statements

Tae of Contents

First United Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except number of shares)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Total Shareholders' Equity
Balance at January 1, 2021	$70	30,149	129,691	(28,863)	131,047
Net income			19,770		19,770
Other comprehensive income, net of tax				1,549	1,549
Common stock issued - 28,044 shares		215			215
Common stock dividend declared - $0.60 per share			(3,974)		(3,974)
Stock based compensation		472			472
Stock repurchase - 400,000 shares	(4)	(7,175)			(7,179)
Balance at December 31, 2021	66	23,661	145,487	(27,314)	141,900
Net income			25,048		25,048
Other comprehensive loss, net of tax				(11,712)	(11,712)
Common stock issued- 45,473 shares	1	216			217
Common stock dividend declared - $0.63 per share			(4,192)		(4,192)
Stock based compensation		532			532
Balance at December 31, 2022	$67	$24,409	$166,343	$(39,026)	$151,793

See notes to consolidated financial statements

Tae of Contents

First United Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	December 31,
	2022	2021
Operating activities
Net income	$25,048	$19,770
Adjustments to reconcile net income to net cash provided by operating activities:
Credit for loan losses	(643)	(817)
Depreciation	3,077	3,269
Stock based compensation	532	472
Amortization of intangible assets	219	—
Gains on sales of other real estate owned, net	—	(1,372)
Write-downs of other real estate owned	—	59
Origination of loans held for sale	(1,401)	(28,426)
Proceeds from sales of loans held for sale	1,513	33,020
Gains on sales of loans held for sale	(45)	(1,115)
Gains on disposal of fixed assets	(33)	(15)
Net amortization of investment securities discounts and premiums- AFS	83	1,001
Net (accretion)/amortization of investment securities discounts and premiums- HTM	(850)	311
Net gain on sales of investment securities – available-for-sale	—	(154)
Net gain on calls of investment securities – available-for-sale	(3)	—
Net (gains)/losses on calls of investment securities – held to maturity	(91)	54
Amortization of deferred loan fees	(150)	(4,045)
Deferred tax expense	595	550
Earnings on bank owned life insurance	(1,196)	(1,176)
Amortization of operating lease right of use asset	349	161
Operating lease liability	(388)	(197)
Decrease/(increase) in accrued interest receivable and other assets	648	(1,601)
(Decrease)/increase in accrued interest payable and other liabilities	(721)	272
Net cash provided by operating activities	26,543	20,021
Investing activities
Proceeds from maturities/calls of investment securities available-for-sale	14,248	48,464
Proceeds from maturities/calls of investment securities held-to-maturity	16,263	17,971
Proceeds from sales of investment securities available-for-sale	1,023	13,687
Purchases of investment securities available-for-sale	(17,652)	(127,526)
Purchases of investment securities held-to-maturity	(55,686)	(6,332)
Proceeds from sales of other real estate owned	—	6,222
Proceeds from disposal of fixed assets	281	39
Net decrease in FHLB stock	2	3,439
Net (increase)/decrease in loans	(126,707)	85,962
Purchases of loans	—	(68,944)
Purchase of wealth portfolio	—	(280)
Acquisition of mortgage company	(600)	—
Purchases of premises and equipment	(3,576)	(1,127)
Net cash used in investing activities	(172,404)	(28,425)
Financing activities
Net increase in deposits	101,359	47,008
Proceeds from issuance of common stock	217	215
Cash dividends paid on common stock	(3,986)	(3,891)
Net increase in short-term borrowings	6,866	8,539
Stock repurchase	—	(7,179)
Payments on long-term borrowings	—	(70,000)
Net cash provided by/(used in) financing activities	104,456	(25,308)
Decrease in cash and cash equivalents	(41,405)	(33,712)
Cash and cash equivalents at beginning of the year	115,720	149,432
Cash and cash equivalents at end of period	$74,315	$115,720

Tae of Contents

Supplemental information
Interest paid	$4,775	$5,968
Taxes paid	$7,508	$5,657
Non-cash investing activities:
Transfers from loans to other real estate owned	$256	$—
Transfers from securities available for sale to held-to-maturity	$139,036	$—

See notes to consolidated financial statements

Tae of Contents

First United Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Business

First United Corporation is a Maryland corporation chartered in 1985 and a financial holding company registered with the Board of Governors of the Federal Reserve System (the “FRB”) under the Bank Holding Company Act of 1956, as amended, that elected financial holding company status in 2021.  The Corporation’s primary business is serving as the parent company of First United Bank & Trust, a Maryland trust company (the “Bank”), First United Statutory Trust I (“Trust I”) and First United Statutory Trust II (“Trust II” and together with Trust I, the “Trusts”), both Connecticut statutory business trusts, and First United Legacy Advisors, LLC, a Maryland limited liability company (“FULA”). The Trusts were formed for the purpose of selling trust preferred securities that qualified as Tier 1 capital. FULA was formed to provide investment advice and related services, but it is not yet active. The Bank has two consumer finance company subsidiaries - OakFirst Loan Center, Inc., a West Virginia corporation, and OakFirst Loan Center, LLC, a Maryland limited liability company - and two subsidiaries that it uses to hold real estate acquired through foreclosure or by deed in lieu of foreclosure - First OREO Trust, a Maryland statutory trust, and FUBT OREO I, LLC, a Maryland limited liability company. In addition, the Bank owns 99.9% of the limited partnership interests in Liberty Mews Limited Partnership, a Maryland limited partnership formed for the purpose of acquiring, developing and operating low-income housing units in Garrett County, Maryland (“Liberty Mews”), and a 99.9% non-voting membership interest in MCC FUBT Fund, LLC, an Ohio limited liability company formed for the purpose of acquiring, developing and operating low-income housing units in Allegany County, Maryland (the “MCC Fund”).

First United Corporation and its subsidiaries operate principally in four counties in Western Maryland and four counties in West Virginia.

As used in these Notes, the terms “the Corporation”, “we”, “us”, and “our” mean First United Corporation and, unless the context clearly suggests otherwise, its consolidated subsidiaries.

Basis of Presentation

The financial information is presented in accordance with generally accepted accounting principles and general practice for financial institutions in the United States of America (“GAAP”).  All significant intercompany transactions and accounts have been eliminated.  Certain reclassifications have been made to prior year amounts to conform with current year classifications.  These reclassifications did not have a material impact on the Corporation’s consolidated financial condition or results of operations.

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

Tae of Contents

Significant Concentrations of Credit Risk

Most of the Corporation’s relationships are with customers located in Western Maryland and Northeastern West Virginia. At December 31, 2022, approximately 6%, or $70.6 million, of total loans were secured by real estate acquisition, construction and development projects, with $70.4 million performing according to their contractual terms and $0.2 million considered to be impaired based on management’s concerns about the borrowers’ ability to comply with present repayment terms. The $0.2 million in impaired loans were all classified as troubled debt restructurings (“TDRs”) performing in accordance with their modified terms.  There were no non-performing loans at December 31, 2022. Additionally, loans collateralized by commercial rental properties represented 21% of the total loan portfolio as of December 31, 2022. Note 5 discusses the types of securities in which the Corporation invests and Note 6 discusses the Corporation’s lending activities.

Investments

The investment portfolio is classified and accounted for based on the guidance of Accounting Standards Codification (“ASC”) Topic 320, Investments – Debt and Equity Securities. Securities bought and held principally for the purpose of selling them in the near term are classified as trading account securities and reported at fair value with unrealized gains and losses included in net gains/losses in other operating income. Securities purchased with the intent and ability to hold the securities to maturity are classified as held-to-maturity securities and are recorded at amortized cost. All other investment securities are classified as available-for-sale. These securities are held for an indefinite period of time and may be sold in response to changing market and interest rate conditions or for liquidity purposes as part of our overall asset/liability management strategy. Available-for-sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of other comprehensive income included in the consolidated statement of comprehensive income, net of applicable income taxes.

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

Management systematically evaluates securities for other than temporary impairment on a quarterly basis. Based upon application of accounting guidance for subsequent measurement in ASC Topic 320 (ASC Section 320-10-35) issued by the Financial Accounting Standards Board (“FASB”), management assesses whether (i) the Corporation has the intent to sell a security being evaluated and (ii) it is more likely than not that the Corporation will be required to sell the security prior to its anticipated recovery. If neither applies, then declines in the fair values of securities below their cost that are considered other-than-temporary declines are split into two components. The first is the loss attributable to declining credit quality. Credit losses are recognized in earnings as realized losses in the period in which the impairment determination is made. The second component consists of all other losses, which are recognized in other comprehensive loss. In estimating OTTI losses, management considers (a) the length of time and the extent to which the fair value has been less than cost, (b) adverse conditions specifically related to the security, an industry, or a geographic area, (c) the historic and implied volatility of the fair value of the security, (d) changes in the rating of the security by a rating agency, (e) recoveries or additional declines in fair value subsequent to the balance sheet date, (f) failure of the issuer of the security to make scheduled interest or principal payments, and (g) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future. Management also monitors cash flow projections for securities that are considered beneficial interests under the guidance of ASC Subtopic 325-40, Investments – Other – Beneficial Interests in Securitized Financial Assets, (ASC Section 325-40-35).

Restricted Investment in Bank Stock

Restricted stock, which represents required investments in the common stock of the Federal Home Loan Bank (“FHLB”) of Atlanta, Atlantic Community Bankers Bank and Community Banker’s Bank, is carried at cost and is considered a long-term investment.

Tae of Contents

Management evaluates the restricted stock for OTTI in accordance with ASC Topic 942, Financial Services – Depository and Lending (942-325-35). Management’s evaluation of potential impairment is based on its assessment of the ultimate recoverability of the cost of the restricted stock rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability is influenced by criteria such as (i) the significance of the decline in net assets of the issuing bank as compared to the capital stock amount for that bank and the length of time this situation has persisted, (ii) commitments by the issuing bank to make payments required by law or regulation and the level of such payments in relation to the operating performance of that bank, and (iii) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the issuing bank. Management has evaluated the restricted stock for impairment and believes that no impairment charge is necessary as of December 31, 2022 or 2021.

The Corporation recognizes dividends on an accrual basis. For the years ended December 31, 2022 and December 31, 2021, dividends of $36,558 and $134,836, respectively, were recorded in other operating income.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or full repayment by the borrower are reported at their unpaid principal balance outstanding, adjusted for any deferred fees or costs pertaining to origination. Loans that management has the intent to sell are reported at the lower of cost or fair value determined on an individual basis.  There were no loans held for sale at December 31, 2022, and $0.1 million loans were held for sale at December 31, 2021.

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

Tae of Contents

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

Once the determination has been made that a loan is impaired, the determination of whether a specific allocation of the allowance is necessary is measured by comparing the recorded investment in the loan to the fair value of the loan using one of three methods: (i) the present value of expected future cash flows discounted at the loan’s effective interest rate; (ii) the loan’s observable market price; or (iii) the fair value of the collateral less selling costs. The method is selected on a loan-by-loan basis, with management utilizing the fair value of collateral or the discounted cash flow method for the analyses. If the fair value of the collateral less selling costs method is utilized for collateral securing loans in the commercial segments, then an updated external appraisal is ordered on the collateral supporting the loan if the loan balance is greater than $500,000 and the existing appraisal is greater than 18 months old. If the loan balance is less than $500,000, then the estimated fair value of the collateral is determined by adjusting the existing appraisal by the appropriate percentage from an internally prepared appraisal discount grid. This grid considers the age of a third-party appraisal and the geographic region where the collateral is located in order to discount an appraisal. The discount rates in the appraisal discount grid are updated at least annually to reflect the most current knowledge that management has available, including the results of current appraisals. If there is a delay in receiving an updated appraisal or if the appraisal is found to be deficient in our internal appraisal review process and re-ordered, the Bank continues to use a discount factor from the appraisal discount

Tae of Contents

grid based on the collateral location and current appraisal age in order to determine the estimated fair value. If the general market conditions in that geographic market have changed considerably, the property has deteriorated or perhaps lost an income stream, or a recent appraisal for a similar property indicates a significant change, then management may adjust the fair value indicated by the existing appraisal until a new appraisal is obtained. A specific allocation of the ALL is recorded if there is any deficiency in collateral value determined by comparing the estimated fair value to the recorded investment of the loan. When updated appraisals are received and reviewed, adjustments are made to the specific allocation as needed.  An unallocated component is maintained to cover uncertainties that could affect Management’s estimate of probable incurred loss. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. This estimate, if changed only several basis points, could vary by several hundred thousand dollars. Therefore, management believes some level of unallocated allowance should be maintained to account for this imprecision.

The evaluation of the need and amount of a specific allocation of the ALL and whether a loan can be removed from impairment status is made on a quarterly basis.

The Corporation maintains an ALL on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is determined utilizing a methodology that is similar to that used to determine the ALL, modified to take into account the probability of a draw down on the commitment. This allowance is reported as a liability on the balance sheet within accrued interest payable and other liabilities. The balance in the liability account was $133,399 at December 31, 2022 and $117,685 at December 31, 2021.

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

Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. Other intangible assets have finite lives and are reviewed for impairment annually. At December 31, 2022, other intangible assets included $0.8 million for the purchase of certain assets from a wealth company and $0.6 million for the purchase of certain assets of a mortgage company.  These assets are amortized over their estimated useful lives either on a straight-line or sum-of-the-years basis over varying periods that initially did not exceed 5 years.

Tae of Contents

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

Defined Benefit Plans

The defined benefit pension plan and supplemental executive retirement plan are accounted for in accordance with ASC Topic 715, Compensation – Retirement Benefits. Under the provisions of Topic 715, the defined benefit pension plan and the supplemental executive retirement plan are recognized as liabilities in the Consolidated Statement of Financial Condition, and unrecognized net actuarial losses, prior service costs and a net transition asset are recognized as a separate component of other comprehensive loss, net of tax. Actuarial gains and losses in excess of 10 percent of the greater of plan assets or the pension benefit obligation are amortized over a blend of future service of active employees and life expectancy of inactive participants. Refer to Note 16 for a further discussion of the pension plan and supplemental executive retirement plan obligations.

Statement of Cash Flows

Cash and cash equivalents are defined as cash and due from banks and interest-bearing deposits in banks in the Consolidated Statements of Cash Flows.  Net cash flows are reported for customer loan and deposit transactions and interest-bearing deposits in banks.

Tae of Contents

Trust Assets and Income

Assets held in an agency or fiduciary capacity are not the Bank’s assets and, accordingly, are not included in the Consolidated Statements of Financial Condition. Income from the Bank’s trust department represents fees charged to customers and recognized through revenue recognition.  Refer to Note 22 for further discussion.

Business Segments

The Corporation operates in one segment, community banking, as defined by ASC Topic 280, Segment Reporting. The Corporation in its entirety is managed and evaluated on an ongoing basis by First United Corporation’s Board of Directors and executive management, with no division or subsidiary receiving separate analysis regarding performance or resource allocation.

Stock Repurchases

Under the Maryland General Corporation Law, shares of capital stock that are repurchased are cancelled and treated as authorized but unissued shares. When a share of capital stock is repurchased, the payment of the repurchase price reduces stated capital by the par value of that share (currently, $0.01 for common stock), and any excess over par value reduces capital surplus. The Corporation did not repurchase shares of common stock during 2022.  In 2021, the Corporation repurchased 400,000 shares of common stock at a weighted average price of $17.95 per share.

Recent Accounting Pronouncements

Recently issued but not yet effective Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchases financial assets with credit deterioration since their origination. The new model referred to as current expected credit losses (“CECL”) model, will apply to: (a) financial assets subject to credit losses and measured at amortized cost; and (b) certain off-balance sheet credit exposures. This includes loans, held to maturity debt securities, loan commitments, financial guarantees and net investments in leases as well as reinsurance and trade receivables. The estimate of expected credit losses should consider historical information, current information, and supportable forecasts, including estimates of prepayments. ASU 2016-13 was originally effective for SEC filers for annual periods beginning after December 15, 2019, and interim periods within those annual periods. In November 2019, the FASB approved a delay of the required implementation date of ASU No. 2016-13 for smaller reporting companies, as defined by the Securities and Exchange Commission, including the Corporation, resulting in a required implementation date for the Corporation of January 1, 2023.  The Corporation has completed its data and model valuation analyses as well as parallel processing of current ALL and CECL calculation.  The Corporation has largely completed its assessment of related processes, internal controls, and data sources and has developed, documented, and validated a discounted cash flows model utilizing a third-party software provider.  The Corporation anticipates that the Corporation and the Bank will continue to be well capitalized after the negative impact resulting from the adoption of CECL.

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

Tae of Contents

In March 2022, the FASB issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.  ASU 2022-02 made certain targeted amendments specific to troubled debt restructurings (TDRs) by creditors and vintage disclosure related to gross write-offs. Upon adoption, the Corporation will be required to apply the loan and refinancing and restructuring guidance to determine whether a modification results in a new loan or a continuation of an existing loan, rather than applying the recognition and measurement guidance for TDRs.  The ASU also requires companies to disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases within scope of Subtopic 326-20.  ASU 2022-02 is effective March 31, 2023, for entities that have adopted ASU 2016-13, otherwise effective date is the same as ASU 2016-13. The Corporation’s current plan is to adopt ASU 2016-13 effective January 1, 2023 at which time it will also implement ASU 2022-02.  The Corporation has determined that ASU 2022-02 will have minimal impact to its financial condition or results of operations.

2. Earnings Per Common Share

Basic earnings per common share is derived by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents. Diluted earnings per share is derived by dividing net income available to common shareholders by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents. There were no anti-dilutive shares at December 31, 2022 or 2021.

The following table sets forth the calculation of basic and diluted earnings per common share for the years ended December 31, 2022 and 2021:

	2022			2021
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Income	Shares	Amount

Basic Earnings Per Share:

Net income	$25,048	6,650	$3.77	$19,770	6,710	$2.95

Diluted Earnings Per Share:

Restricted stock units		11			7

Net income	$25,048	6,661	$3.76	$19,770	6,717	$2.95

Tae of Contents

3. Net Gains

The following table summarizes the gain/(loss) activity for the years ended December 31, 2022 and 2021:

(in thousands)	2022	2021
Net gains/(losses):
Available-for-sale securities:
Realized gains from sales and calls	$3	$370
Realized losses	—	(216)
Held-to-Maturity:
Realized gains on calls	91	—
Realized losses	—	(54)
Gains on sale of loans held for sale	45	1,115
Gain on disposal of fixed assets	33	15
Net gains	$172	$1,230

4. Regulatory Capital Requirements

Banks and holding companies are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  The net unrealized gain or loss on available for sale securities is included in computing regulatory capital.  Management believes that, as of December 31, 2022, the Corporation and Bank met all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  As of December 31, 2022, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

Tae of Contents

The following table presents First United Bank & Trust’s capital ratios for years ended December 31, 2022 and 2021:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
Total Capital (to risk-weighted assets)	196,442	14.37%	109,396	8.00%	136,745	10.00%
Tier 1 Capital (to risk-weighted assets)	181,673	13.29%	82,047	6.00%	109,396	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)	181,673	13.29%	61,535	4.50%	88,884	6.50%
Tier 1 Capital (to average assets)	181,673	10.01%	72,354	4.00%	90,443	5.00%
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
Total Capital (to risk-weighted assets)	187,029	14.97%	99,986	8.00%	124,983	10.00%
Tier 1 Capital (to risk-weighted assets)	171,404	13.72%	74,990	6.00%	99,986	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)	171,404	13.72%	56,242	4.50%	81,239	6.50%
Tier 1 Capital (to average assets)	171,404	10.00%	68,167	4.00%	85,209	5.00%

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

Tae of Contents

5. Investment Securities

The following table shows a comparison of amortized cost and fair values of investment securities at December 31, 2022 and 2021:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCL
December 31, 2022
Available for Sale:
U.S. government agencies	$11,044	$—	$1,582	$9,462	$—
Residential mortgage-backed agencies	45,052	—	7,651	37,401	—
Commercial mortgage-backed agencies	37,393	—	6,661	30,732	—
Collateralized mortgage obligations	25,828	—	4,784	21,044	—
Obligations of states and political subdivisions	10,848	4	360	10,492	—
Corporate Bonds	1,000	—	113	887	—
Collateralized debt obligations	18,664	—	2,793	15,871	(1,695)
Total available for sale	$149,829	$4	$23,944	$125,889	$(1,695)

(in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	OTTI in AOCL
December 31, 2022
Held to Maturity:
U.S. treasuries	$37,204	$—	$1,593	$35,611	$—
U.S. government agencies	67,734	—	13,261	54,473	—
Residential mortgage-backed agencies	28,624	1	3,503	25,122	—
Commercial mortgage-backed agencies	22,389	—	4,568	17,821	—
Collateralized mortgage obligations	57,085	—	10,001	47,084	—
Obligations of states and political subdivisions	22,623	946	600	22,969	—
Total held to maturity	$235,659	$947	$33,526	$203,080	$—

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCL
December 31, 2021
Available for Sale:
U.S. government agencies	$69,602	$66	$2,499	$67,169	$—
Residential mortgage-backed agencies	49,630	—	969	48,661	—
Commercial mortgage-backed agencies	51,694	175	1,001	50,868	—
Collateralized mortgage obligations	93,018	84	3,025	90,077	—
Obligations of states and political subdivisions	12,439	371	6	12,804	—
Collateralized debt obligations	18,609	112	1,529	17,192	(660)
Total available for sale	$294,992	$808	$9,029	$286,771	$(660)

(in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	OTTI in AOCL
December 31, 2021
Held to Maturity:
Residential mortgage-backed agencies	$30,634	$649	$436	$30,847	$—
Commercial mortgage-backed agencies	5,456	145	—	5,601	—
Obligations of states and political subdivisions	20,169	8,752	—	28,921	—
Total held to maturity	$56,259	$9,546	$436	$65,369	$—

Tae of Contents

Proceeds from sales of available-for-sale securities and the realized gains and losses for the years ended December 31, 2022 and 2021 are as follows:

(in thousands)	2022	2021
Proceeds	$1,023	$13,687
Gross realized gains	3	370
Gross realized losses	—	216

The following table shows the Corporation’s securities with gross unrealized and unrecognized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized position, at December 31, 2022 and 2021:

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrealized Losses	Number of Investments	Fair Value	Unrealized Losses	Number of Investments
December 31, 2022
Available for Sale:
U.S. government agencies	$4,598	$402	1	$4,865	$1,180	2
Residential mortgage-backed agencies	—	—	—	37,401	7,651	5
Commercial mortgage-backed agencies	4,044	455	3	26,688	6,206	6
Collateralized mortgage obligations	1,600	210	5	19,444	4,574	5
Obligations of states and political subdivisions	8,906	360	7	—	—	—
Corporate Bonds	887	113	1	—	—	—
Collateralized debt obligations	—	—	—	15,871	2,793	9
Total available for sale	$20,035	$1,540	17	$104,269	$22,404	27

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrealized Losses	Number of Investments	Fair Value	Unrealized Losses	Number of Investments
December 31, 2022
Held to Maturity:
U.S. treasuries	$—	$—	—	$35,611	$1,593	4
U.S. government agencies	38,883	9,617	7	15,591	3,644	2
Residential mortgage-backed agencies	16,893	1,425	29	8,138	2,078	7
Commercial mortgage-backed agencies	17,821	4,568	3	—	—	—
Collateralized mortgage obligations	47,083	10,001	8	—	—	—
Obligations of states and political subdivisions	2,269	600	1	—	—	—
Total held to maturity	$122,949	$26,211	48	$59,340	$7,315	13

Tae of Contents

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrealized Losses	Number of Investments	Fair Value	Unrealized Losses	Number of Investments
December 31, 2021
Available for Sale:
U.S. government agencies	$23,577	$122	3	$33,972	$2,377	6
Residential mortgage-backed agencies	29,507	257	3	19,154	712	2
Commercial mortgage-backed agencies	32,177	787	4	5,211	214	1
Collateralized mortgage obligations	24,322	649	5	43,076	2,376	5
Obligations of states and political subdivisions	3,046	6	1	—	—	—
Collateralized debt obligations	—	—	—	10,468	1,529	5
Total available for sale	$112,629	$1,821	16	$111,881	$7,208	19

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrecognized Losses	Number of Investments	Fair Value	Unrecognized Losses	Number of Investments
December 31, 2021
Held to Maturity:
Residential mortgage-backed agencies	$7,395	$291	6	$2,782	$145	1
Total held to maturity	$7,395	$291	6	$2,782	$145	1

Management systematically evaluates securities for impairment on a quarterly basis. Based upon application of Accounting Standards Codification (“ASC”) Topic 320 (Section 320-10-35) issued by the Financial Accounting Standards Board (the “FASB”), management must assess whether (i) the Corporation has the intent to sell the security and (ii) it is more likely than not that the Corporation will be required to sell the security prior to its anticipated recovery. If neither applies, then declines in the fair value of securities below their cost that are considered other-than-temporary declines are split into two components. The first is the loss attributable to declining credit quality. Credit losses are recognized in earnings as realized losses in the period in which the impairment determination is made. The second component consists of all other losses. The other losses are recognized in other comprehensive income. In estimating OTTI charges, management considers (a) the length of time and the extent to which the fair value has been less than cost, (b) adverse conditions specifically related to the security, an industry, or a geographic area, (c) the historic and implied volatility of the security, (d) changes in the rating of a security by a rating agency, (e) recoveries or additional declines in fair value subsequent to the balance sheet date, (f) failure of the issuer of the security to make scheduled interest payments, and (g) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future. Due to the duration and the significant market value decline in the pooled trust preferred securities held in our portfolio, we performed more extensive testing on these securities for purposes of evaluating whether or not an OTTI has occurred.  Management has concluded that no OTTI occurred for the years ended December 31, 2022 and 2021.

The following table presents a cumulative roll-forward of the amount of OTTI charges related to credit losses which have been recognized in earnings for the trust preferred securities in the CDO portfolio held and not intended to be sold for the years ended December 31, 2022 and 2021:

(in thousands)	2022	2021
Balance of credit-related OTTI at January 1	$2,043	$2,244
Reduction for increases in cash flows expected to be collected	(202)	(201)
Balance of credit-related OTTI at December 31	$1,841	$2,043

Tae of Contents

The amortized cost and estimated fair value of securities by contractual maturity at December 31, 2022 are shown in the following table. Actual maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(in thousands)	Amortized Cost	Fair Value
Contractual Maturity
Available for sale:
Due in one year or less	$340	$340
Due after one year through five years	11,964	11,018
Due after five years through ten years	1,895	1,778
Due after ten years	27,357	23,576
	41,556	36,712
Residential mortgage-backed agencies	45,052	37,401
Commercial mortgage-backed agencies	37,393	30,732
Collateralized mortgage obligations	25,828	21,044
Total available for sale	$149,829	$125,889
Held to Maturity:
Due after one year through five years	$49,704	$46,857
Due after five years through ten years	$33,022	$26,825
Due after ten years	$44,835	$39,371
	127,561	113,053
Residential mortgage-backed agencies	28,624	25,122
Commercial mortgage-backed agencies	22,389	17,821
Collateralized mortgage obligations	57,085	47,084
Total held to maturity	$235,659	$203,080

At December 31, 2022 and 2021, investment securities with a fair value of $209.8 million and $158.7 million, respectively, were pledged as permitted or required to secure public deposits, for securities sold under agreements to repurchase as required or permitted by law and as collateral for borrowing capacity.

6. Loans and Related Allowance for Loan Losses

The following table summarizes the primary segments of the loan portfolio as of December 31, 2022 and December 31, 2021:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
December 31, 2022
Individually evaluated for impairment	$2,262	$356	$—	$3,880	$—	$6,498
Collectively evaluated for impairment	$456,569	$70,240	$245,396	$440,531	$60,260	$1,272,996
Total loans	$458,831	$70,596	$245,396	$444,411	$60,260	$1,279,494
December 31, 2021
Individually evaluated for impairment	$2,365	$629	$90	$2,644	$—	$5,728
Collectively evaluated for impairment	$371,926	$127,448	$180,886	$402,042	$65,657	$1,147,959
Total loans	$374,291	$128,077	$180,976	$404,686	$65,657	$1,153,687

In the ordinary course of business, executive officers and directors of the Corporation, including their families and companies in which certain directors are principal owners, were loan customers of the Bank. Changes in the dollar amount of loans outstanding to officers, directors and their associates were as follows for the year ended December 31:

(in thousands)	2022
Balance at January 1	$3,712
Loans or advances	400
Repayments	(810)
Balance at December 31	$3,302

Tae of Contents

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention and Substandard. There were no loans classified as Doubtful within the internal risk rating system as of December 31, 2022 and 2021:

(in thousands)	Pass	Special Mention	Substandard	Total
December 31, 2022
Commercial real estate
Non owner-occupied	$251,834	$6,289	$11,935	$270,058
All other CRE	183,075	1,111	4,587	188,773
Acquisition and development
1-4 family residential construction	19,637	—	—	19,637
All other A&D	50,813	—	146	50,959
Commercial and industrial	220,957	5,027	19,412	245,396
Residential mortgage
Residential mortgage - term	378,334	—	6,053	384,387
Residential mortgage – home equity	59,369	—	655	60,024
Consumer	60,121	—	139	60,260
Total	$1,224,140	$12,427	$42,927	$1,279,494
December 31, 2021
Commercial real estate
Non owner-occupied	$173,299	$12,987	$6,077	$192,363
All other CRE	174,395	2,357	5,176	181,928
Acquisition and development
1-4 family residential construction	19,924	—	—	19,924
All other A&D	107,532	218	403	108,153
Commercial and industrial	161,429	5,071	14,476	180,976
Residential mortgage
Residential mortgage - term	338,832	—	5,624	344,456
Residential mortgage – home equity	59,533	—	697	60,230
Consumer	65,557	—	100	65,657
Total	$1,100,501	$20,633	$32,553	$1,153,687

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.

Tae of Contents

The following table presents the classes of the loan portfolio at December 31, 2022 and December 31, 2021, summarized by the aging categories of performing loans and non-accrual loans.

(in thousands)	Current	30-59 Day Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due and still accruing	Non- Accrual	Total Loans
December 31, 2022
Commercial real estate
Non owner-occupied	$269,971	$—	$—	$—	$—	$87	$270,058
All other CRE	188,715	—	—	—	—	58	188,773
Acquisition and development
1-4 family residential construction	19,637	—	—	—	—	—	19,637
All other A&D	50,813	—	—	—	—	146	50,959
Commercial and industrial	245,342	54	—	—	54	—	245,396
Residential mortgage
Residential mortgage - term	380,502	31	722	239	992	2,893	384,387
Residential mortgage – home equity	59,223	399	48	43	490	311	60,024
Consumer	59,789	363	83	25	471	—	60,260
Total	$1,273,992	$847	$853	$307	$2,007	$3,495	$1,279,494
December 31, 2021
Commercial real estate
Non owner-occupied	$192,363	$—	$—	$—	$—	$—	$192,363
All other CRE	181,847	—	—	—	—	81	181,928
Acquisition and development
1-4 family residential construction	19,924	—	—	—	—	—	19,924
All other A&D	107,763	—	—	—	—	390	108,153
Commercial and industrial	180,676	132	78	—	210	90	180,976
Residential mortgage
Residential mortgage - term	340,429	159	2,222	148	2,529	1,498	344,456
Residential mortgage – home equity	59,485	238	104	—	342	403	60,230
Consumer	65,208	268	29	152	449	—	65,657
Total	$1,147,695	$797	$2,433	$300	$3,530	$2,462	$1,153,687

Non-accrual loans that have been subject to partial charge-offs totaled $0.1 million at December 31, 2022 and $0.5 million at December 31, 2021.  There were no loans secured by 1-4 family residential real estate properties in the process of foreclosure at December 31, 2022.  Loans secured by 1-4 family residential real estate properties in the process of foreclosure totalled $0.2 million at December 31, 2021.  Management continues to conform to federal and state mandates relative to the foreclosure processes for both Federal Backed and Non-Federal Backed mortgages.  As a percentage of the loan portfolio, accruing loans past due 30 days or more decreased to 0.16% at December 31, 2022 compared to 0.31% at December 31, 2021.

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

Tae of Contents

Policy Statements on the Allowance for Loan and Lease Losses and other bank regulatory guidance.  The total of the two components represents the Bank’s ALL.

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
December 31, 2022
Individually evaluated for impairment	$—	$—	$—	$26	$—	$—	$26
Collectively evaluated for impairment	$6,345	$979	$2,845	$3,134	$877	$430	$14,610
Total ALL	$6,345	$979	$2,845	$3,160	$877	$430	$14,636
December 31, 2021
Individually evaluated for impairment	$—	$—	$28	$36	$—	$—	$64
Collectively evaluated for impairment	$6,032	$2,615	$2,432	$3,448	$934	$430	$15,891
Total ALL	$6,032	$2,615	$2,460	$3,484	$934	$430	$15,955

The evaluation of the need and amount of a specific allocation of the ALL and whether a loan can be removed from impairment status is made on a quarterly basis.

The following table presents impaired loans by class, at December 31, 2022 and December 31, 2021, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
(in thousands)	Recorded Investment	Related Allowances	Recorded Investment	Recorded Investment	Unpaid Principal Balance
December 31, 2022
Commercial real estate
Non owner-occupied	$—	$—	$187	$187	$—
All other CRE	—	—	2,075	2,075	—
Acquisition and development
1-4 family residential construction	—	—	210	210	—
All other A&D	—	—	146	146	109
Residential mortgage
Residential mortgage - term	345	26	3,225	3,570	41
Residential mortgage – home equity	—	—	310	310	—
Consumer	—	—	—	—	—
Total impaired loans	$345	$26	$6,153	$6,498	$150
December 31, 2021
Commercial real estate
Non owner-occupied	$—	$—	$106	$106	$106
All other CRE	—	—	2,259	2,259	2,259
Acquisition and development
1-4 family residential construction	—	—	239	239	239
All other A&D	—	—	390	390	1,599
Commercial and industrial	90	28	—	90	2,304
Residential mortgage
Residential mortgage - term	344	31	1,897	2,241	2,302
Residential mortgage – home equity	46	5	357	403	422
Consumer	—	—	—	—	—
Total impaired loans	$480	$64	$5,248	$5,728	$9,231

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

Tae of Contents

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

Activity in the ALL is presented for the years ended December 31, 2022 and December 31, 2021:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
ALL balance at January 1, 2022	$6,032	$2,615	$2,460	$3,484	$934	$430	$15,955
Charge-offs	—	(20)	(134)	(46)	(921)	—	(1,121)
Recoveries	1	22	93	184	145	—	445
Provision (credit)	312	(1,638)	426	(462)	719	—	(643)
ALL balance at December 31, 2022	$6,345	$979	$2,845	$3,160	$877	$430	$14,636
ALL balance at January 1, 2021	$5,543	$2,339	$2,584	$5,150	$370	$500	$16,486
Charge-offs	(14)	(85)	(2)	(141)	(396)	—	(638)
Recoveries	—	175	513	66	170	—	924
Provision (credit)	503	186	(635)	(1,591)	790	(70)	(817)
ALL balance at December 31, 2021	$6,032	$2,615	$2,460	$3,484	$934	$430	$15,955

The ALL is based on estimates, and actual losses will vary from current estimates.  The granularity of the homogeneous pools and the related historical loss ratios and other qualitative factors, as well as the consistency in the

Tae of Contents

application of assumptions, result in an ALL that is representative of the risk found in the components of the portfolio at any given date.

The following table presents the average recorded investment in impaired loans and related interest income recognized for the years ended December 31, 2022 and 2021:

	2022			2021
(in thousands)	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis
Commercial real estate
Non owner-occupied	$121	$11	$—	$2,836	$12	$—
All other CRE	2,166	88	—	2,840	118	94
Acquisition and development
1-4 family residential construction	224	13	—	252	11	—
All other A&D	289	—	—	557	9	—
Commercial and industrial	18	—	—	18	—	—
Residential mortgage
Residential mortgage - term	2,423	48	15	2,561	70	5
Residential mortgage – home equity	353	—	—	439	—	—
Consumer	19	—	1	14	—	—
Total	$5,613	$160	$16	$9,517	$220	$99

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

There were 12 loans totaling $3.0 million and 12 loans totaling $3.3 million that were classified as TDRs at December 31, 2022 and December 31, 2021, respectively. The following table presents the volume and recorded

Tae of Contents

investment at the time of modification of TDRs by class and type of modification that occurred during the periods indicated:

	Temporary Rate Modification		Extension of Maturity		Modification of Payment and Other Terms
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
For the year ended December 31, 2022
Commercial real estate
Non owner-occupied	—	$—	—	$—	—	$—
Acquisition and development
All other A&D	—	—	—	—	—	—
Residential mortgage
Residential mortgage – term	1	137	—	—	—	—
Total	1	$137	—	$—	—	$—
For the year ended December 31, 2021
Commercial real estate
Non owner-occupied	—	$—	1	$109	—	$—
Acquisition and development
All other A&D	—	—	1	202	—	—
Residential mortgage
Residential mortgage – term	—	—	2	299	—	—
Total	—	$—	4	$610	—	$—

During the years ended December 31, 2022 and 2021, there were no payment defaults. Also, there were no additional funds committed to be advanced in connection with TDRs at December 31, 2022 or 2021.

7. Other Real Estate Owned

The following table presents the components of OREO, net of related valuation allowance, as of December 31, 2022 and 2021:

(in thousands)	2022	2021
Acquisition and development	$4,670	$4,477
Residential mortgage	63	—
Total OREO	$4,733	$4,477

The following table presents the activity in the OREO valuation allowance for the years ended December 31, 2022 and 2021:

(in thousands)	2022	2021
Balance January 1	$453	$1,010
Fair value write-down	—	59
Sales of OREO	—	(616)
Balance December 31	$453	$453

The following table presents the components of OREO expenses, net, for the years ended December 31, 2022 and 2021:

(in thousands)	2022	2021
Gains on real estate, net	$—	$(1,372)
Fair value write-down	—	59
Expenses, net	595	420
Rental and other income	(5)	(52)
Total OREO expenses/(income), net	$590	$(945)

Tae of Contents

8. Premises and Equipment

The following table presents the components of premises and equipment at December 31, 2022 and 2021:

(in thousands)	2022	2021
Land	$7,753	$6,953
Land Improvements	1,548	1,499
Premises	35,972	34,685
Furniture and Equipment	20,117	18,925
	65,390	62,062
Less accumulated depreciation	(30,442)	(27,365)
Total	$34,948	$34,697

The Corporation recorded depreciation expense of $3.1 million and $3.3 million for the years ended December 31, 2022 and 2021, respectively.

9. Leases

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

The following table represents the Consolidated Statements of Financial Condition classification of the Corporation’s right-of-use assets and lease liabilities. The Corporation elected not to include short-term leases (i.e., leases with remaining terms of 12 months or less), or equipment leases that were deemed immaterial on the Consolidated Statement of Financial Condition.

(in thousands)	December 31, 2022	December 31, 2021
Lease Right-of Use Assets
Operating lease right-of-use assets	$1,898	$2,247
Lease Liabilities
Operating lease liabilities	$2,373	$2,761

In calculating the present value of the lease payments, the Corporation has utilized its incremental borrowing rate based on electing the original lease term to account for each lease component.

The following table presents the weighted-average lease term and discount rate for operating leases at December 31, 2022:

	December 31, 2022	December 31, 2021
Weighted-average remaining lease term
Operating leases	6.17 years	6.89 years
Weighted-average discount rate
Operating leases	5.00%	5.03%

The Corporation elected, for all classes of underlying assets, to separate lease and non-lease components. Total operating lease expense was $0.5 million for each of the years ended December 31, 2022 and December 31, 2021.  Short-term lease expense was $20 thousand for the year ended December 31, 2022 and December 31, 2021.

Tae of Contents

Future minimum payments for operating leases with initial or remaining terms of one year or more at December 31, 2022 were as follows:

(in thousands)	Amount
2023	$457
2024	457
2025	457
2026	403
2027	375
Thereafter	630
Total future minimum lease payments	2,779
Amounts representing interest	(406)
Present value of net future minimum lease payments	$2,373

10. Deposits

Time deposits that exceed the FDIC insurance limit of $250,000 at December 31, 2022 and 2021 were $37.5 million and $44.6 million, respectively.  At December 31, 2022 and 2021, $0.3 million and $0.9 million, respectively, of deposit overdrafts were re-classified as loans.

The following is a summary of the scheduled maturities of all time deposits maturing within years ended  December 31:

(In thousands)	Amount
2023	$72,972
2024	31,266
2025	14,036
2026	1,715
2027	489
Thereafter	45
Total	$120,523

In the ordinary course of business, executive officers and directors of the Corporation, including their families and companies in which certain directors are principal owners, were deposit customers of the Bank. At December 31, 2022, executive officers and directors had approximately $14.0 million in deposits with the Bank compared to $11.4 million at December 31, 2021.

11. Borrowed Funds

The following is a summary of short-term borrowings at December 31, 2022 and 2021 with original maturities of less than one year:

(Dollars in thousands)	2022	2021
Securities sold under agreements to repurchase:
Outstanding at end of year	$64,565	$57,699
Weighted average interest rate at year end	0.12%	0.15%
Maximum amount outstanding as of any month end	$75,912	$72,396
Average amount outstanding	$63,182	$57,697
Approximate weighted average rate during the year	0.12%	0.15%

Repurchase agreements were secured by $74.6 million in investment securities at December 31, 2022 and $69.3 million at December 31, 2021.

Tae of Contents

In March 2004, Trust I and Trust II issued preferred securities with an aggregate liquidation amount of $30.0 million to third-party investors and issued common equity with an aggregate liquidation amount of $0.9 million to First United Corporation. These Trusts used the proceeds of these offerings to purchase an equal amount of TPS Debentures, as follows:

$20.6 million—floating rate payable quarterly based on three-month LIBOR plus 275 basis points (7.49% at December 31, 2022), maturing in 2034, became redeemable five years after issuance at First United Corporation’s option.

$10.3 million--floating rate payable quarterly based on three-month LIBOR plus 275 basis points (7.49% at December 31, 2022) maturing in 2034, became redeemable five years after issuance at First United Corporation’s option.

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

The following is a summary of long-term borrowings at December 31, 2022 and 2021 with original maturities exceeding one year:

(In thousands)	2022	2021
Junior subordinated debt	$30,929	$30,929
Total long-term debt	$30,929	$30,929

The contractual maturities of the long-term borrowings outstanding at December 31, 2022 is 2034.

The Bank has a borrowing capacity agreement with the FHLB in an amount equal to 30% of the Bank’s assets. The available line of credit equaled $544.1  million at December 31, 2022 and $520.1 million at December 31, 2021. This line of credit, which can be used for both short and long-term funding, can only be utilized to the extent of available collateral. The line is secured by certain qualified mortgage, commercial and home equity loans as follows (in thousands):

1-4 family mortgage loans	$119,360
Commercial loans	47,415
Multi-family loans	19,564
Home equity loans	12,458
$198,797

At December 31, 2022, $195.3 million was available for additional borrowings.

The Bank also has various unsecured lines of credit totaling $140.0 million with various financial institutions and a $9.6 million secured line with the Federal Reserve to meet daily liquidity requirements. At December 31, 2022 and 2021, there were no borrowings under these credit facilities.

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

FHLB Advances - During 2021, the Company prepaid the $70.0 million of FHLB advances for a prepayment penalty of $2.4 million

Tae of Contents

12. Goodwill and Other Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets and goodwill are presented at December 31, 2022 and 2021 in the following table:

	December 31, 2022				December 31, 2021
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Amortizing intangible assets:
Intangible assets associated with purchase of wealth portfolio	$1,048	$209	$839	4.00 years	$1,048	$—	$1,048	5.00 years
Intangible assets associated with acquisition of mortgage company	600	10	590	4.92 years	—	—	—

Total Other intangibles	$1,648	$219	$1,429	4.38 years	$1,048	$—	$1,048	5.00 years

Goodwill	$11,004		$11,004		$11,004		$11,004

The following table presents the estimated future amortization expense for amortizing intangible assets within the years ending December 31:

(in thousands)	Amount
2023	$330
2024	330
2025	330
2026	330
2027	109

Total amortizing intangible assets	$1,429

Tae of Contents

13. Accumulated Other Comprehensive Loss (“AOCL”)

The following table presents the changes in each component of accumulated other comprehensive loss for the years ended December 31, 2022 and 2021:

(in thousands)	Investment securities- with OTTI AFS	Investment securities- all other AFS	Investment securities- HTM	Cash Flow Hedge	Pension Plan	SERP	Total
Accumulated OCL, net:
Balance - January 1, 2021	$(3,277)	$(25)	$(315)	$(954)	$(22,630)	$(1,662)	$(28,863)
Other comprehensive income/(loss) before reclassifications	2,475	(5,611)	—	635	3,431	(521)	409
Amounts reclassified from accumulated other comprehensive loss	(147)	(113)	181	—	1,091	128	1,140
Balance - December 31, 2021	$(949)	$(5,749)	$(134)	$(319)	$(18,108)	$(2,055)	$(27,314)
Other comprehensive income/(loss) before reclassifications	(614)	(10,629)	(6,120)	1,116	684	2,430	(13,133)
Amounts reclassified from accumulated other comprehensive loss	(148)	(2)	551	—	821	199	1,421
Balance - December 31, 2022	$(1,711)	$(16,380)	$(5,703)	$797	$(16,603)	$574	$(39,026)

The following tables present the components of other comprehensive (loss)/income for the years ended December 31, 2022 and 2021:

Components of Other Comprehensive Loss (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the year ended December 31, 2022
Available for sale (AFS) securities with OTTI:
Unrealized holding losses	$(835)	$221	$(614)
Less: accretable yield recognized in income	202	(54)	148
Net unrealized losses on investments with OTTI	(1,037)	275	(762)
Available for sale securities – all other:
Unrealized holding losses	(22,792)	6,043	(16,749)
Unrealized holding losses on securities transferred from available for sale to held to maturity	8,328	(2,208)	6,120
Less: gains recognized in income	3	(1)	2
Net unrealized losses on all other AFS securities	(14,467)	3,836	(10,631)
Held to maturity securities:
Unrealized holding losses on securities transferred to held to maturity	(8,328)	2,208	(6,120)
Less: gains recognized in income	91	(24)	67
Less: amortization recognized in income	(841)	223	(618)
Net unrealized losses on HTM securities	(7,578)	2,009	(5,569)
Cash flow hedges:
Unrealized holding gains	1,521	(405)	1,116
Net unrealized gains on cash flow hedges	1,521	(405)	1,116
Pension Plan:
Unrealized net actuarial gain	931	(247)	684
Less: amortization of unrecognized loss	(1,117)	296	(821)
Net pension plan liability adjustment	2,048	(543)	1,505
SERP:
Unrealized net actuarial gain	3,307	(877)	2,430
Less: amortization of unrecognized loss	(271)	72	(199)
Net SERP liability adjustment	3,578	(949)	2,629
Other comprehensive loss	$(15,935)	$4,223	$(11,712)

Tae of Contents

Components of Other Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the year ended December 31, 2021
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$3,379	$(904)	$2,475
Less: accretable yield recognized in income	201	(54)	147
Net unrealized gains on investments with OTTI	3,178	(850)	2,328
Available for sale securities – all other:
Unrealized holding losses	(7,661)	2,050	(5,611)
Less: gains recognized in income	154	(41)	113
Net unrealized losses on all other AFS securities	(7,815)	2,091	(5,724)
Held to maturity securities:
Less: amortization recognized in income	(247)	66	(181)
Net unrealized gains on HTM securities	247	(66)	181
Cash flow hedges:
Unrealized holding gains	867	(232)	635
Net unrealized gains on cash flow hedges	867	(232)	635
Pension Plan:
Unrealized net actuarial gain	4,684	(1,253)	3,431
Less: amortization of unrecognized loss	(1,490)	399	(1,091)
Net pension plan liability adjustment	6,174	(1,652)	4,522
SERP:
Unrealized net actuarial loss	(711)	190	(521)
Less: amortization of unrecognized loss	(175)	47	(128)
Net SERP liability adjustment	(536)	143	(393)
Other comprehensive income	$2,115	$(566)	$1,549

Tae of Contents

The following tables present the details of accumulated other comprehensive loss components for the years ended December 31, 2022 and 2021:

Details of Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement
(in thousands)	2022	Where Net Income is Presented
Net unrealized losses on investment securities with OTTI:
Accretable Yield	$202	Interest income on taxable investment securities
Taxes	(54)	Provision for income tax expense
	$148	Net of tax
Net unrealized gains on available for sale investment securities - all other:
Gains on sales	$3	Net gains
Taxes	(1)	Provision for income tax expense
	$2	Net of tax
Net unrealized gains on held to maturity investment securities:
Amortization	$(841)	Interest income on taxable investment securities
Gains recognized	91	Net gain/(losses)
Taxes	199	Provision for income tax expense
	$(551)	Net of tax
Net pension plan liability adjustment:
Amortization of unrecognized loss	$(1,117)	Other expense
Taxes	296	Provision for income tax expense
	$(821)	Net of tax
Net SERP liability adjustment:
Amortization of unrecognized loss	$(271)	Other expense
Taxes	72	Provision for income tax expense
	$(199)	Net of tax
Total reclassifications for the period	$(1,421)	Net of tax

Tae of Contents

Details of Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement
(in thousands)	2021	Where Net Income is Presented
Net unrealized gains on investment securities with OTTI:
Accretable Yield	$201	Interest income on taxable investment securities
Taxes	(54)	Provision for income tax expense
	$147	Net of tax
Net unrealized losses on available for sale investment securities - all other:
Gains on sales	$154	Net gains
Taxes	(41)	Provision for income tax expense
	$113	Net of tax
Net unrealized gains on held to maturity investment securities:
Amortization	$(247)	Interest income on taxable investment securities
Taxes	66	Provision for income tax expense
	$(181)	Net of tax
Net pension plan liability adjustment:
Amortization of unrecognized loss	$(1,490)	Other expense
Taxes	399	Provision for income tax expense
	$(1,091)	Net of tax
Net SERP liability adjustment:
Amortization of unrecognized loss	$(175)	Other expense
Taxes	47	Provision for income tax expense
	$(128)	Net of tax
Total reclassifications for the period	$(1,140)	Net of tax

14. Income Taxes

The provision for income taxes consists of the following for the years ended December 31, 2022 and 2021:

(In thousands)	2022	2021
Current Tax expense:
Federal	$5,504	$4,164
State	2,034	1,825
	$7,538	$5,989
Deferred tax expense:
Federal	$339	$420
State	256	130
	$595	$550
Income tax expense for the year	$8,133	$6,539

Tae of Contents

The reconciliation between the statutory federal income tax rate and effective income tax rate for the years ended December 31, 2022 and 2021 is as follows:

	2022	2021
Federal statutory rate	21.0%	21.0%
Tax-exempt income on securities and loans	(0.8)	(1.0)
Tax-exempt BOLI income	(0.8)	(1.0)
State income tax, net of federal tax benefit	5.6	6.0
Tax credits	(0.4)	(0.2)
Other	(0.1)	0.1
	24.5%	24.9%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation’s temporary differences as of December 31, 2022 and 2021 are as follows:

(In thousands)	2022	2021
Deferred tax assets:
Allowance for loan losses	$3,880	$4,269
Deferred fees	54	88
Deferred compensation	1,163	1,125
Federal and state tax loss carry forwards	2,873	2,966
Unrealized loss on investment securities	8,419	2,264
SERP	1,948	2,829
Lease liability	471	547
Low income housing	511	670
Other than temporary impairment on investment securities	520	601
Derivative contract	—	121
Other real estate owned	120	121
Other	133	87
Total deferred tax assets	20,092	15,688
Valuation allowance	(2,873)	(2,966)
Total deferred tax assets less valuation allowance	17,219	12,722
Deferred tax liabilities:
Goodwill and other intangibles	(2,736)	(2,801)
Lease right-of-use asset	(418)	(508)
Pension	(2,121)	(1,275)
Depreciation	(921)	(1,152)
Derivative contract	(283)	—
Other	(135)	(129)
Total deferred tax liabilities	(6,614)	(5,865)
Net deferred tax assets	$10,605	$6,857

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

Tae of Contents

At December 31, 2022, the Corporation had Maryland net operating losses (“NOLs”) and other MD carryforwards of $41.0 million for which a deferred tax asset of $2.9 million has been recorded. There has been and continues to be a full valuation allowance on these NOLs based on management’s belief that it is more likely than not that these NOLs will not be realized prior to the expiration of their carry-forward periods because the Corporation will not generate sufficient taxable income in the future to fully utilize the NOLs. The valuation allowance was $2.9 million at December 31, 2022 and $3.0 million at December 31, 2021.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states jurisdictions. The 2018-2020 tax years remain open under the standard statute of limitations. Also, with few exceptions, the Company is no longer subject to state income tax examinations for tax years before 2019.

Any interest and penalties on income tax assessments or income tax refunds are recognized in the Consolidated Statements of Income as a components of interest expense (income) and other operating expense. There were no amounts of accrued tax-related interest and penalties at December 31, 2022 and 2021. Furthermore, there were no net interest and penalties related to unrecognized tax benefits for the periods presented.

15. Equity Compensation Plan

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

Pursuant to First United Corporation’s director compensation policy, each director receives an annual retainer of 1,000 shares of First United Corporation common stock, plus $15,000 to be paid, at the director’s election, in cash or additional shares of common stock.  In January 2021, a total of 1,202 fully vested shares were issued to two new directors, which had a grant date fair market value of $16.66 per share.  In May 2021, a total of 12,726 fully vested shares of common stock were issued to directors, which had a grant date fair value of $18.50 per share.  In May 2022, a total of 14,940 fully vested shares of common stock were issued to directors, which had a grant date fair value of $18.92 per share.  Director stock compensation expense was $266,920 for the year ended December 31, 2022 and $250,575 for the year ended December 31, 2021.

During the year ended December 31, 2022, employee stock compensation was $79,464.

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

The RSUs granted to each of the foregoing officers consist of (i) a performance vesting award for a three year performance period and (ii) a time-vesting award that will vest ratably over a three year period. Target performance levels were set based on the annual budget which supports the Corporation’s long-term objective of achieving high performance as compared to peers. Threshold performance is the minimum level of acceptable performance as defined by the Committee and maximum performance represented a level potentially achievable under ideal circumstances. Achievement of the threshold performance level would result in each executive participant earning a payout at 50% of his or her respective

Tae of Contents

target award opportunity. Achievement of the target performance level would result in the executive participant earning the target award and achievement at or above the maximum performance level would result in the executive participant earning 150% of the target opportunity. Actual results for any goal that falls between performance levels would be interpolated to calculate a proportionate award. For the performance period ending December 31, 2021, the RSUs’ performance goal is based on earnings per share for the year ending December 31, 2021. For the performance period ending December 31, 2022, the RSUs performance goals are based on earnings per share for the year ending December 31, 2022 and growth in tangible book value per share during the performance period. For the performance period ending December 31, 2023, the RSUs performance goals are based on earnings per share for the year ending December 31, 2023 and growth in tangible book value per share during the performance period.  For the performance period ending December 31, 2024, the RSUs performance goals are based on earnings per share for the year ending December 31, 2024 and growth in tangible book value per share during the performance period.

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

In the first quarter of 2020, RSUs were granted relating to 9,791 performance vesting shares (target level) for 2019 LTIP plan for the performance period ending December 31, 2021 and 10,143 performance vesting shares and 5,070 time vesting shares (target level) for 2020 LTIP plan for the performance period ending December 31, 2022, which had a grant date fair market value of $12.54 per share of common stock underlying each RSU.  The 2020 plan has a performance period for the performance-vesting RSUs of three years ending December 31, 2022 and the time-vesting RSUs will vest ratably over a three year period that began on March 26, 2021.  On March 26, 2021, 1,690 of the 5,070 time vesting shares were issued to participants.  On March 28, 2022, 1,688 of the 5,070 time vesting shares were issued to participants.  Stock compensation expense was $73,816 and $98,842 for the years ended 2022 and 2021, respectively.  Unrecognized compensation expense as of December 31, 2022 related to unvested RSUs was $15,895.

In May 2021, RSUs relating to 7,389 performance vesting shares and 3,693 time vesting shares (target level) for plan year 2021 were granted, which had a grant date fair market value of $17.93 per share of common stock underlying each RSU.  The performance period for the performance-vesting RSUs is the three year period ending December 31, 2023.  The time-vesting RSUs will vest ratably over a three year period that began on May 5, 2022.   On May 5, 2022, 1,230 of the 3,693 time vested shares were issued to participants.  Stock compensation expense was $66,285 and $44,190 for the year ended December 31, 2022 and 2021, respectively.  Unrecognized compensation expense as of December 31, 2022 related to unvested RSUs was $88,380.

In March 2022, RSUs relating to 8,096 performance vesting shares and 6,238 time vesting shares (target level) for the plan year 2022 were granted, which had a grant date fair market value of $21.88 per share of common stock underlying each RSU.   The performance period for the performance-vesting RSUs is three year period ending December 31, 2024.  The time-vesting RSUs will vest ratably over a three year period beginning March 9, 2023.  Stock compensation expense was $78,436 for the year ending December 31, 2022.   Unrecognized compensation expense as of December 31, 2022 related to unvested RSUs was $235,307.

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

Tae of Contents

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

In January 2020, the Board of Directors of First United Corporation approved discretionary contributions to four participants totaling $126,058. The contributions had a two year vesting period that ended on December 31, 2021.  In January 2021, the Board of Directors approved discretionary contributions to three participants totaling $101,257. The Corporation recorded $50,628 of related compensation expense for 2022 and 2021 related to these contributions.  In January 2022, the Board of Directors approved discretionary contributions to three participants totaling $103,689.  The Corporation recorded $51,844 of related compensation expense for 2022.  Each discretionary contribution has a two year vesting period.

Tae of Contents

The following tables summarize benefit obligation and funded status, plan asset activity, components of net pension cost, and weighted average assumptions for the Pension Plan and the Defined Benefit SERP:

	Pension		Defined Benefit SERP
(in thousands)	2022	2021	2022	2021
Change in Benefit Obligation
Obligation at the beginning of the year	$54,931	$57,898	$10,395	$9,614
Service cost	57	154	165	168
Interest cost	1,535	1,421	286	238
Change in discount rate and mortality assumptions	(11,930)	(2,583)	—	—
Actuarial (gains)/losses	(736)	168	(3,316)	711
Benefits paid	(3,673)	(2,127)	(336)	(336)
Obligation at the end of the year	40,184	54,931	7,194	10,395
Change in Plan Assets
Fair value at the beginning of the year	59,696	55,971	—	—
Actual return on plan assets	(7,838)	5,852	—	—
Employer contribution	—	—	336	336
Benefits paid	(3,673)	(2,127)	(336)	(336)
Fair value at the end of the year	48,185	59,696	—	—
Funded/(Unfunded) Status	$8,001	$4,765	$(7,194)	$(10,395)

	Pension		Defined Benefit SERP
(in thousands)	2022	2021	2022	2021
Components of Net Pension Cost
Service cost	$57	$154	$165	$168
Interest cost	1,535	1,421	286	238
Expected return on assets	(3,810)	(3,569)	—	—
Amortization of recognized loss	1,117	1,490	271	175
Amortization of prior service cost	—	—	—	(2)
Net pension (income)/expense in employee benefits	$(1,101)	$(504)	$722	$579
Weighted Average Assumptions used to determine benefit obligations:
Discount rate for benefit obligations	5.24%	2.85%	5.23%	2.80%
Discount rate for net pension cost	2.85%	2.50%	—	—
Expected long-term return on assets	6.50%	6.50%	—	—
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%

The accumulated benefit obligation for the Pension Plan was $37.8 million and $51.1 million at December 31, 2022 and 2021, respectively. The accumulated benefit obligation for the Defined Benefit SERP was $6.9 million and $9.1 million at December 31, 2022 and 2021, respectively.

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

Asset Class	Normalized Target	Range
Cash	2%	0% - 20%
Fixed Income	49%	30% - 50%
Equities	49%	45% - 65%

Tae of Contents

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

At December 31, 2022 and 2021, the value of Pension Plan investments was as follows:

December 31, 2022			Fair Value Hierarchy
(Dollars in thousands)	Assets at Fair Value	% of Portfolio	Level 1	Level 2
Cash and cash equivalents	$985	2.0%	$985	$—
Fixed income securities:
U.S. Government and Agencies	2,770	5.8%	—	2,770
Taxable municipal bonds and notes	4,166	8.6%	—	4,166
Corporate bonds and notes	10,575	21.9%	—	10,575
Preferred stock	474	1.0%	—	474
Fixed income mutual funds	5,454	11.4%	5,454	—
Total fixed income	23,439	48.7%	5,454	17,985
Equities:
Large Cap	15,743	32.7%	15,743	—
Mid Cap	1,225	2.5%	1,225	—
Small Cap	3,815	7.9%	3,815	—
International	2,978	6.2%	2,978	—
Total equities	23,761	49.3%	23,761	—
Total market value	$48,185	100.0%	$30,200	$17,985
Note: The Large cap equities includes 194,124 shares of First United Corporation common stock at December 31, 2022 and 2021

Tae of Contents

December 31, 2021			Fair Value Hierarchy
(Dollars in thousands)	Assets at Fair Value	% of Portfolio	Level 1	Level 2
Cash and cash equivalents	$763	1.3%	$763	$—
Fixed income securities:
U.S. Government and Agencies	125	0.2%	—	125
Taxable municipal bonds and notes	5,290	8.9%	—	5,290
Corporate bonds and notes	8,451	14.2%	—	8,451
Preferred stock	960	1.6%	—	960
Fixed income mutual funds	9,260	15.4%	9,260	—
Total fixed income	24,086	40.3%	9,260	14,826
Equities:
Large Cap	27,575	46.2%	27,575	—
Mid Cap	2,052	3.4%	2,052	—
Small Cap	39	0.1%	39	—
International	5,181	8.7%	5,181	—
Total equities	34,847	58.4%	34,847	—
Total market value	$59,696	100.0%	$44,870	$14,826

As of December 31, 2022, the 25-year average return on pension portfolio assets was 6.60%, exceeding the expected long-term return of 6.50% utilized for 2022.  Considering that future equity returns are partially a function of current starting valuations and the general level of interest rates, return expectations by market analysts have risen due to the large equity pullback and interest rates rising to multiyear highs.  With equity valuations near historical averages and the monetary policy normalization process likely being near conclusion, it is considered appropriate to maintain the expected long-term rate of return of 6.5% for 2023.

Estimated cash flows related to expected future benefit payments from the Pension Plan and Defined Benefit SERP are as follows:

(In thousands)	Pension Plan	Defined Benefit SERP
2023	$2,167	$336
2024	2,247	336
2025	2,303	336
2026	2,385	508
2027	2,431	542
2028-2032	13,236	2,787

First United Corporation made no contributions to the Pension Plan in 2022 or 2021. First United Corporation will continue to evaluate future annual contributions to the Pension Plan based upon its funded status and an evaluation of the future benefits to be provided thereunder. The Bank expects to fund the annual projected benefit payments for the Defined Benefit SERP from operations.

The estimated costs that will be amortized from accumulated other comprehensive loss into net periodic pension cost during the next fiscal year are as follows:

(In thousands)	Pension	Defined Benefit SERP
Net actuarial loss (gains)	$998	$(7)
	$998	$(7)

Tae of Contents

17. 401(k) Profit Sharing Plan

In furtherance of First United Corporation’s belief that every employee should have the ability to accrue retirement benefits, it adopted the 401(k) Profit Sharing Plan, which is available to all employees, including executive officers. Employees are automatically entered in the plan on the first of the month following completion of 30 days of service to First United Corporation and/or its subsidiaries. Employees have the opportunity to opt out of participation or change their deferral amounts under the plan at any time. In addition to contributions by participants, the plan contemplates employer matching and the potential of discretionary contributions to the accounts of participants. First United Corporation believes that matching contributions encourage employees to participate and thereby plan for their post-retirement financial future. Beginning with the 2008 plan year, First United Corporation enhanced the match formula to 100% on the first 1% of salary reduction and 50% on the next 5% of salary reduction. This match is accrued for all participants, including executive officers, immediately upon entering the plan on the first day of the month following the completion of 30 days of employment.  Additionally, First United Corporation accrued a non-elective employer contribution during 2022 for all employees other than employees who participate in the Defined Benefit SERP and Defined Contribution SERP and those employees meeting the age plus service requirement in the Pension Plan equal to 4.0% of each employee’s salary, and 0.5% of each employee’s salary hired before January 1, 2010, which will be paid in the first quarter of 2023. The employee must be a plan participant and be actively employed on the last day of the plan year to share in the discretionary profit sharing contribution, except in the case of death, disability, or retirement of the participant.  Expense charged to operations for the 401(k) Plan was $1.3 million in 2022 and $1.2 million in 2021.

18. Federal Reserve Requirements

The Bank is required to maintain cash reserves with the Federal Reserve Bank of Richmond based on specified deposit liabilities. Effective March 26, 2020, the FRB reduced reserve requirement ratios to 0%. This action eliminated reserve requirements for all depository institutions.

19. Contractual Obligations, Commitments and Contingent Liabilities

Contractual Obligations

The Corporation enters into contractual obligations in the normal course of business. Among these obligations are FHLB advances and junior subordinated debentures, operating lease agreements for banking and subsidiaries’ offices, and for data processing and telecommunications equipment.  At December 31, 2022, no large capital obligations are anticipated.

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

Commitments to extend credit in the form of consumer, commercial and business as of December 31, 2022 and December 31, 2021 are as follows:

(In thousands)	2022	2021
Residential Mortgage - home equity	$70,845	$66,874
Residential Mortgage - construction	25,499	18,657
Commercial	153,235	136,897
Consumer - personal credit lines	4,323	4,551
Standby letters of credit	14,325	15,711
Total	$268,227	$242,690

Tae of Contents

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

20. Fair Value of Financial Instruments

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

The fair value of investments available-for-sale is determined using a market approach. At December 31, 2022 and 2021, the U.S. Government agencies and treasuries, residential and commercial mortgage-backed securities, and municipal bonds segments are classified as Level 2 within the valuation hierarchy. Their fair values were determined based

Tae of Contents

upon market-corroborated inputs and valuation matrices, which were obtained through third party data service providers or securities brokers through which we have historically transacted both purchases and sales of investment securities.

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

Tae of Contents

For assets and liabilities measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2022 and 2021 are as follows:

		Fair Value Measurements at
		December 31, 2022 Using
		(In Thousands)
	Assets & Liabilities Measured at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	12/31/22	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$9,462		$9,462
Residential mortgage-backed agencies	$37,401		$37,401
Commercial mortgage-backed agencies	$30,732		$30,732
Collateralized mortgage obligations	$21,044		$21,044
Obligations of states and political subdivisions	$10,492		$10,492
Corporate bonds	$887		$887
Collateralized debt obligations	$15,871			$15,871
Financial derivative	$1,068		$1,068
Non-recurring:
Impaired loans	$211			$211
Equity investments	$1,796			$1,796
Other real estate owned	$—			$—

		Fair Value Measurements at
		December 31, 2021 Using
		(In Thousands)
	Assets & Liabilities Measured at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	12/31/21	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$67,169		$67,169
Residential mortgage-backed agencies	$48,661		$48,661
Commercial mortgage-backed agencies	$50,868		$50,868
Collateralized mortgage obligations	$90,077		$90,077
Obligations of states and political subdivisions	$12,804		$12,804
Collateralized debt obligations	$17,192			$17,192
Financial derivative	$(453)		$(453)
Non-recurring:
Impaired loans	$408			$408
Equity investment	$590			$590
Other real estate owned	$349			$349

There were no transfers of assets between any of the levels of the fair value hierarchy for the years ended December 31, 2022 or December 31, 2021.

Tae of Contents

For Level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2022 and 2021, the significant unobservable inputs used in the fair value measurements were as follows:

(in thousands)	Fair Value at December 31, 2022	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:
Investment Securities – available for sale - CDO	$15,871	Discounted Cash Flow	Discount Rate	Range of low to mid 300 and low to high 400
Non-recurring:
Impaired Loans	$211	Market Comparable Properties	Marketability Discount	10.0% to 15.0%
Equity Investments	$1,796	Market Method	Revenue Multiples	2.8x
Other Real Estate Owned	$—	Market Comparable Properties	Marketability Discount

(in thousands)	Fair Value at December 31, 2021	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:
Investment Securities – available for sale - CDO	$17,192	Discounted Cash Flow	Discount Rate	Libor+ 3.25%
Non-recurring:
Impaired Loans	$408	Market Comparable Properties	Marketability Discount	10.0% to 15.0% (1) (weighted avg 13.2%)
Equity Investment	$590	Market Method	Revenue Multiples	2.8x
Other Real Estate Owned	$349	Market Comparable Properties	Marketability Discount	15.0%

(1)	Range would include discounts taken since appraisal and estimated values

Tae of Contents

The following tables show a reconciliation of the beginning and ending balances for fair valued assets measured using Level 3 significant unobservable inputs for the years ended December 31, 2022 and 2021:

Fair Value Measurements Using Significant
Unobservable Inputs
(Level 3)
(In Thousands)
Investment Securities Available for Sale
Beginning balance January 1, 2022	$17,192
Total gains/(losses) realized/unrealized:
Included in other comprehensive income	(1,321)
Ending balance December 31, 2022	$15,871

Fair Value Measurements Using Significant
Unobservable Inputs
(Level 3)
(In Thousands)
Investment Securities Available for Sale
Beginning balance January 1, 2021	$13,260
Total gains/(losses) realized/unrealized:
Included in other comprehensive loss	3,932
Ending balance December 31, 2021	$17,192

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

Tae of Contents

The following table presents fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value. The actual carrying amounts and estimated fair values of the Corporation’s financial instruments that are included in the statement of financial condition are as follows:

	December 31, 2022		Fair Value Measurements
	Carrying	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$72,720	$72,720	$72,720
Interest bearing deposits in banks	1,595	1,595	1,595
Investment securities - AFS	125,889	125,889		$110,018	$15,871
Investment securities - HTM	235,659	203,080		182,380	20,700
Restricted bank stock	1,027	N/A
Loans, net	1,264,684	1,177,702			1,177,702
Financial derivative	1,068	1,068		1,068
Accrued interest receivable	6,051	6,051		6,051
Financial Liabilities:
Deposits – non-maturity	1,450,210	1,450,210		1,450,210
Deposits – time deposits	120,523	120,083		120,083
Short-term borrowed funds	64,565	64,565		64,565
Long-term borrowed funds	30,929	30,909		30,909
Accrued interest payable	151	151		151
Off balance sheet financial instruments	—	—	—

	December 31, 2021		Fair Value Measurements
	Carrying	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$109,823	$109,823	$109,823
Interest bearing deposits in banks	5,897	5,897	5,897
Investment securities - AFS	286,771	286,771		$269,579	$17,192
Investment securities - HTM	56,259	65,369		36,448	28,921
Restricted bank stock	1,029	N/A
Loans, net	1,137,440	1,122,671			1,122,671
Accrued interest receivable	4,821	4,821		4,821
Financial Liabilities:
Deposits – non-maturity	1,306,145	1,306,145		1,306,145
Deposits – time deposits	163,229	163,961		163,961
Financial derivative	453	453		453
Short-term borrowed funds	57,699	57,699		57,699
Long-term borrowed funds	30,929	31,085		31,085
Accrued interest payable	137	137		137
Off balance sheet financial instruments	—	—		—

Tae of Contents

21. Derivative Financial Instruments

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

In March 2016, the Corporation entered into four interest rate swap contracts totaling $30.0 million notional amount, hedging future cash flows associated with floating rate trust preferred debt. As of December 31, 2022, $20.0 million notional amount remains.

The fair value of the interest rate swap contracts was $1.1 million and $(0.5) million at December 31, 2022 and December 31, 2021, respectively.

For the year ended December 31, 2022, the Corporation recorded an increase in the value of the derivatives of $1.5 million and the related deferred tax of $0.4 million in net accumulated other comprehensive loss to reflect the effective portion of cash flow hedges. ASC Subtopic 815-30 requires the net accumulated other comprehensive loss to be reclassified to earnings if the hedge becomes ineffective or is terminated. There was no hedge ineffectiveness recorded for the year ended December 31, 2022. The Corporation does not expect any material losses relating to these hedges to be reclassified into earnings within the next 12 months.

Interest rate swap agreements are entered into with counterparties that meet established credit standards and the Corporation believes that the credit risk inherent in these contracts is not significant at December 31, 2022.

The table below discloses the impact of derivative financial instruments on the Corporation’s Consolidated Financial Statements for the years ended December 31, 2022 and December 31, 2021.

Derivative in Cash Flow Hedging Relationships

(In thousands)	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion) (1)	Amount of gain or (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing) (2)
Interest rate contracts:
December 31, 2022	$1,116	$—	$—
December 31, 2021	$635	$—	$—

Notes:

(1)	Reported as interest expense
(2)	Reported as other income

22. Revenue Recognition

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

Tae of Contents

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of ASC Topic 606, for the years ended December 31, 2022 and 2021.

	Year Ended
	December 31,
(in thousands)	2022	2021
Noninterest income
In-scope of Topic 606:
Service charges on deposit accounts	$1,981	$1,771
Other service charges	925	909
Trust department	8,244	8,650
Debit card income	3,958	3,644
Brokerage commissions	1,049	1,082
Noninterest income (in-scope of Topic 606)	16,157	16,056
Noninterest income (out-of-scope of Topic 606)	1,721	3,463
Total Noninterest Income	$17,878	$19,519

Tae of Contents

23. Parent Company Only Financial Information

Condensed Statements of Financial Condition

	December 31,
(In thousands)	2022	2021
Assets
Cash	$11,296	$200
Investment securities- Available for Sale (at fair value)	14,603	15,816
Investment in bank subsidiary	153,245	154,405
Investment in non-bank subsidiaries	929	929
Other assets	8,273	7,566
Total Assets	$188,346	$178,916
Liabilities and Shareholders' Equity
Accrued interest and other liabilities	$4,425	$5,094
Dividends payable	1,199	993
Junior subordinated debt	30,929	30,929
Shareholders' equity	151,793	141,900
Total Liabilities and Shareholders' Equity	$188,346	$178,916

Condensed Statements of Income

	Year Ended
	December 31,
(In thousands)	2022	2021
Income:
Dividend income from bank subsidiary	$14,995	$18,791
Interest income on investments	780	479
Other income	63	1,740
Total other income	843	2,219
Total Income	15,838	21,010
Expenses:
Interest expense	1,451	1,264
Other expenses	249	6,346
Total Expenses	1,700	7,610
Income before income taxes and equity in undistributed net income of subsidiaries	14,138	13,400
Applicable income tax benefit	194	1,193
Net income before equity in undistributed net income of subsidiaries	14,332	14,593
Equity in undistributed net income of subsidiaries:
Bank	10,716	5,177
Net Income	$25,048	$19,770

Condensed Statements of Comprehensive Income

	Year Ended
	December 31,
Components of Comprehensive Income (in thousands)	2022	2021
Net Income	$25,048	$19,770
Unrealized losses on AFS Securities, net of tax	(954)	(749)
Unrealized gains on cash flow hedges, net of tax	1,116	635
Other comprehensive income/(loss), net of tax	162	(114)
Comprehensive income	$25,210	$19,656

Tae of Contents

Condensed Statements of Cash Flows

	Year Ended
	December 31,
(In thousands)	2022	2021
Operating Activities
Net Income	$25,048	$19,770
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(10,716)	(5,177)
Increase in other assets	(448)	(1,518)
Increase/(decrease) in accrued interest payable and other liabilities	655	(2,595)
Stock compensation	532	472
Net cash provided by operating activities	15,071	10,952
Financing Activities
Proceeds from issuance of common stock	217	211
Repurchase of common stock	—	(7,175)
Cash dividends on common stock	(4,192)	(3,974)
Net cash used in financing activities	(3,975)	(10,938)
Increase in cash and cash equivalents	11,096	14
Cash and cash equivalents at beginning of year	200	186
Cash and cash equivalents at end of year	$11,296	$200

Accumulated Other Comprehensive Loss

Components of Other Comprehensive Income/(Loss) (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the year ended December 31, 2022
Available for Sale Securities:
Unrealized holding losses	$(1,298)	$344	$(954)
Cash flow hedges:
Unrealized holding gains	1,521	(405)	1,116
Other comprehensive income	$223	$(61)	$162
For the year ended December 31, 2021
Available for Sale Securities:
Unrealized holding losses	$(1,022)	$273	$(749)
Cash flow hedges:
Unrealized holding gains	867	(232)	635
Other comprehensive loss	$(155)	$41	$(114)

Tae of Contents

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

An evaluation of the effectiveness of these disclosure controls and procedures as of December 31, 2022 was carried out under the supervision and with the participation of the Corporation’s management, including the PEO and the PFO. Based on that evaluation, the Corporation’s management, including the PEO and the PFO, has concluded that the Corporation’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of the Corporation’s internal control over financial reporting as of December 31, 2022. Management’s report on the Corporation’s internal control over financial reporting is included on the following page.

Tae of Contents

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

Management assessed the effectiveness of First United Corporation’s internal control over financial reporting as of December 31, 2022, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework (2013 Framework). Based on this assessment and on the foregoing criteria, management has concluded that, as of December 31, 2022, First United Corporation’s internal control over financial reporting is effective.

Dated:	March 24, 2023

/s/ Carissa L. Rodeheaver		/s/ Tonya K. Sturm
Carissa L. Rodeheaver, CPA		Tonya K. Sturm
Chairman of the Board, President		Senior Vice President and
And Chief Executive Officer		Chief Financial Officer
(Principal Executive Officer)		(Principal Financial Officer)

Tae of Contents

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not Applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Corporation has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) applicable to its principal executive officer, principal financial officer, principal accounting officer, or controller, or persons performing similar functions.  A copy of the Code of Ethics is available free of charge upon request to Mr. Jason B. Rush, Senior Vice President and Chief Operating Officer, First United Corporation, c/o First United Bank & Trust, 19 S. Second Street, Oakland, MD 21550. This Code of Ethics is also available on the Investor Relations page of the Corporation’s website at https://s25.q4cdn.com/317318878/files/doc_downloads/2022/01/Senior-Financial-Officer-Code-of-Business-Conduct-and-Ethics.pdf

All other information required by this item is incorporated herein by reference to the following sections of the Corporation’s definitive Proxy Statement for the 2023 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A (the “2023 Proxy Statement”):

●	Election of Directors (Proposal 1);
●	Continuing Directors;
●	Qualifications of Director Nominees and Current Directors;
●	Executive Officers;
●	Delinquent Section 16(a) Reports; and
●	Corporate Governance and Related Matters (under Committees of the Board - Audit Committee).

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the sections of the 2023 Proxy Statement entitled “Director Compensation” and “Executive Compensation” (excluding the information under the subheading “Pay Versus Performance”).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

At the 2018 Annual Meeting of Shareholders, the Corporation’s shareholders approved the First United Corporation 2018 Equity Compensation Plan (the “Equity Plan”), which authorizes the grant of stock options, stock appreciation rights, stock awards, dividend equivalents, and other stock-based awards. Subject to the anti-dilution provisions of the Equity Plan, the maximum number of shares for which awards may be granted to any one participant in

Tae of Contents

any calendar year is 20,000 shares, without regard to whether an award is paid in cash or shares. The following table contains information as of December 31, 2022 regarding securities that are authorized for issuance under the Equity Plan:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	38,445	(1)	N/A	184,418	(2)
Equity compensation plans not approved by security holders	—		N/A	N/A
Total	38,445		N/A	184,418

Notes:

(1)	As of December 31, 2022, no options, warrants, or rights have been granted under the Equity Plan. Unexercised equity awards outstanding as of December 31, 2022 consist of time vesting and performance vesting restricted stock units (“RSUs”). The amounts shown in column (a)
(2)	performance vesting RSUs and assume that such RSUs will vest based on the achievement of the maximum performance levels applicable thereto. The amounts shown in column (a) would be 12,810 or 25,628 if only the RSUs’ threshold performance levels or target performance levels, respectively, were to be achieved.
(3)	The amounts shown in column (c) take into account 10,395 shares subject to time vesting RSUs that have been granted but have not yet vested.

All other information required by this item is incorporated herein by reference to the section of the 2022 Proxy Statement entitled “Beneficial Ownership of Common Stock by Principal Shareholders and Management”.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the sections of the 2023 Proxy Statement entitled “Certain Relationships and Related Transactions” and “Corporate Governance and Related Matters” (“Director Independence”).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section of the 2023 Proxy Statement entitled “Audit Fees and Services”.

Tae of Contents

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1), (2) and (c)  Financial Statements.

Reports of Independent Registered Public Accounting Firms

Consolidated Statement of Financial Condition as of December 31, 2022 and 2021

Consolidated Statement of Income for the years ended December 31, 2022 and 2021

Consolidated Statement of Comprehensive Income for the years ended December 31, 2022 and 2021

Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2022 and 2021

Consolidated Statement of Cash Flows for the years ended December 31, 2022 and 2021

Notes to Consolidated Financial Statements for the years ended December 31, 2022 and 2021

(a)(3) and (b)  Exhibits.

The exhibits filed or furnished with this annual report are listed in the following Exhibit Index.

Tae of Contents

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

4.2	Sample Stock Certificate for Series A Preferred Stock for the Series A Preferred Stock (incorporated by reference Exhibit 4.3 to First United Corporation’s Form 8-K filed on February 2, 2009)
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
10.9 10.10

First United Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to First United Corporation’s Current Report on Form 8-K filed on March 16, 2020)

Appendix A to the First United Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 of the Corporation’s Current Report on Form 8-K filed on March 15, 2022)

10.11 10.12

First United Corporation Short-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to First United Corporation’s Current Report on Form 8-K filed on March 16, 2020)

Appendix A to the First United Corporation Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Corporation’s Current Report on Form 8-K filed on March 15, 2022)*

10.13

Form of Restricted Stock Unit Award Agreement (Performance-Vesting) (incorporated by reference to Exhibit 10.1 to First United Corporation’s Current Report on Form 8-K filed on March 27, 2020, Film No. 20747391)

10.14

Form of Restricted Stock Unit Award Agreement (Time-Vesting) (incorporated by reference to Exhibit 10.2 to First United Corporation’s Current Report on Form 8-K filed on March 27, 2020, Film No. 20747391)

10.15

Stock Purchase Agreement, dated as of April 16, 2021, by and between First United Corporation and Driver Opportunity Partners I LP (incorporated by reference to Exhibit 10.1 to First United Corporation’s Current Report on Form 8-K filed on April 19, 2021)

10.16

Cooperation and Settlement Agreement, dated as of April 16, 2021, by and between First United Corporation, Driver Opportunity Partners I LP and other parties named therein (incorporated by reference to Exhibit 10.2 to First United Corporation’s Current Report on Form 8-K filed on April 19, 2021)

21	Subsidiaries (filed herewith)

Tae of Contents

23.1	Consent of Crowe LLP, Independent Registered Public Accounting Firm (filed herewith)
31.1	Certifications of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
31.2	Certifications of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)
101.INS	Inline XBRL Instance Document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	The cover page of First United Corporation’s Annual Report on Form 10K for the year ended December 31, 2021, formatted in Inline XBRL, included within the Exhibit 101 attachments (filed herewith).
*

Portions of Exhibit 10.12, identified in brackets, were excluded because they were immaterial and would have likely caused competitive harm to the Corporation if publicly disclosed.  Such information will be disclosed in “Executive Compensation” section of the 2023 Proxy Statement.

ITEM 16. FORM 10-K SUMMARY

None

Tae of Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST UNITED CORPORATION

Date:	March 24, 2023	By:	/s/ Carissa L. Rodeheaver
Carissa L. Rodeheaver, CPA
Chairman of the Board, President
and Chief Executive Officer
(Principal Executive Officer)

Date:	March 24, 2023	By:	/s/ Tonya K. Sturm
Tonya K. Sturm,
Senior Vice President and
Chief Financial Officer,
(Principal Financial Officer
and Principal Accounting Officer)

Tae of Contents

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ John F. Barr	/s/ Brian R. Boal
John F. Barr – Director	Brian R. Boal - Director
March 24, 2023	March 24, 2023

/s/ Sanu Chadha	/s/ Christy DiPietro
Sanu Chadha - Director	Christy DiPietro– Director
March 24, 2023	March 24, 2023

/s/ John W. McCullough	/s/ Patricia Milon
John W. McCullough - Director	Patricia Milon– Director
March 24, 2023	March 24, 2023

/s/ Beth E. Moran	/s/ Carissa L. Rodeheaver
Beth E. Moran – Director	Carissa L. Rodeheaver – Director, President
March 24, 2023	and Chief Executive Officer
March 24, 2023

/s/ I. Robert Rudy	/s/ Marisa A. Shockley
I. Robert Rudy - Director	Marisa A. Shockley - Director
March 24, 2023	March 24, 2023

/s/ H. Andrew Walls, III	/s/ Tonya K. Sturm
H. Andrew Walls, III - Director	Tonya K. Sturm – Senior Vice President and
March 24, 2023	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
March 24, 2023