Form 10-Q
period 2023-03-31
FIRST UNITED CORP/MD/
filed 2023-05-12
CIK 763907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For quarterly period ended March 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:   6,688,710 shares of common stock, par value $.01 per share, as of April 30, 2023.

INDEX TO QUARTERLY REPORT

FIRST UNITED CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

First United Corporation and Subsidiaries

Consolidated Statements of Financial Condition

(In thousands, except share data - Unaudited)

	March 31, 2023	December 31, 2022

Assets
Cash and due from banks	$154,022	$72,720
Interest bearing deposits in banks	1,873	1,595
Cash and cash equivalents	155,895	74,315
Investment securities – available for sale (at fair value)	123,978	125,889
Investment securities – held to maturity (fair value $204,541 at March 31, 2023 and $203,080 at December 31, 2022)	233,083	235,659
Restricted investment in bank stock, at cost	4,490	1,027
Loans held for sale	184	—
Loans	1,289,080	1,279,494
Unearned fees	(257)	(174)
Allowance for credit losses	(16,871)	(14,636)
Net loans	1,271,952	1,264,684
Premises and equipment, net	34,207	34,948
Goodwill and other intangibles	12,350	12,433
Bank owned life insurance	46,652	46,346
Deferred tax assets	11,356	10,605
Other real estate owned, net	4,598	4,733
Right of use assets	2,072	1,898
Trust receivable	1,970	8,244
Pension asset	8,416	8,001
Accrued interest receivable	6,519	6,051
Other assets	19,720	13,336
Total Assets	$1,937,442	1,848,169
Liabilities and Shareholders’ Equity
Liabilities:
Non-interest bearing deposits	$468,554	$506,613
Interest bearing deposits	1,122,731	1,064,120
Total deposits	1,591,285	1,570,733
Short-term borrowings	52,030	64,565
Long-term borrowings	110,929	30,929
Operating lease liability	2,536	2,373
SERP deferred compensation	7,227	7,194
Allowance for credit losses on off-balance sheet credit exposures	1,128	133
Accrued interest payable and other liabilities	18,105	19,250
Dividends payable	1,334	1,199
Total Liabilities	1,784,574	1,696,376
Shareholders’ Equity:
Common Stock – par value $0.01 per share; Authorized 25,000,000 shares; issued and outstanding 6,688,710 shares at March 31, 2023 and 6,666,428 at December 31, 2022	67	67
Surplus	24,529	24,409
Retained earnings	167,229	166,343
Accumulated other comprehensive loss	(38,957)	(39,026)
Total Shareholders’ Equity	152,868	151,793
Total Liabilities and Shareholders’ Equity	$1,937,442	$1,848,169

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2023	2022

	(Unaudited)
Interest income
Interest and fees on loans	$15,444	$12,432
Interest on investment securities
Taxable	1,768	1,406
Exempt from federal income tax	270	282
Total investment income	2,038	1,688
Other	347	27
Total interest income	17,829	14,147
Interest expense
Interest on deposits:
Savings	79	18
Interest-bearing transaction accounts	2,186	152
Time deposits	413	305
Total interest on Deposits	2,678	475
Interest on short-term borrowings	31	18
Interest on long-term borrowings	602	313
Total Interest Expense	3,311	806
Net Interest income	14,518	13,341
Credit loss expense/(credit) - loans	414	(419)
Credit loss expense/(credit) - off-balance sheet credit exposures	129	(2)
Credit loss expense/(credit)	543	(421)
Net interest income after provision for credit losses	13,975	13,762
Other operating income
Net gains on investments, available for sale	—	3
Net gains on sale of residential mortgage loans	54	21
Net gains on disposal of fixed assets	—	28
Net gains	54	52
Other Income
Service charges on deposit accounts	516	465
Other service charges	232	213
Trust department	1,970	2,189
Debit card income	955	886
Bank owned life insurance	305	292
Brokerage commissions	297	220
Other	64	117
Total other income	4,339	4,382
Total other operating income	4,393	4,434
Other operating expenses
Salaries and employee benefits	7,290	5,968
FDIC premiums	193	174
Equipment expense	1,092	1,044
Occupancy expense of premises	785	727
Data processing expense	969	821
Marketing expense	117	106
Professional services	518	520
Contract labor	139	165
Telephone	110	114
Losses on sales and write downs of other real estate owned, net	124	95
Investor relations	57	96
Contributions	64	21
Other	1,180	729
Total other operating expenses	12,638	10,580
Income before income tax expense	5,730	7,616
Provision for income tax expense	1,355	1,901
Net Income	$4,375	$5,715
Basic net income per share	$0.66	$0.86
Diluted net income per share	$0.65	$0.86
Weighted average number of basic shares outstanding	6,675	6,628
Weighted average number of diluted shares outstanding	6,697	6,636
Dividends declared per common share	$0.20	$0.15

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income/(Loss)

(In thousands)

	Three Months Ended
	March 31,
	2023	2022

Comprehensive Income/(Loss)	(Unaudited)
Net Income	$4,375	$5,715
Other comprehensive income/(loss), net of tax and reclassification adjustments:
Available for sale securities:
Unrealized holding (losses)/gains on investments with OTTI	$(1,606)	$141
Reclassification adjustment for accretable yield realized in income	50	50
Other comprehensive (loss)/income on investments with OTTI	(1,656)	91

Unrealized holding gains/(losses) on all other AFS investments	$1,340	$(10,844)
Unrealized holding losses on securities transferred from available for sale to held to maturity	—	8,328
Reclassification adjustment for gains realized in income	—	3
Other comprehensive income/(losses) on all other AFS investments	1,340	(2,519)

Held to Maturity Securities
Unrealized holding losses on securities transferred to held to maturity	$—	$(8,328)
Reclassification adjustment for amortization realized in income	(181)	(94)
Other comprehensive income/(losses) on HTM investments	181	(8,234)

Cash flow hedges:
Unrealized holding (losses)/gains on cash flow hedges	$(188)	$839
Reclassification adjustment for (losses)/gains realized in income	—	—
Other comprehensive (loss)/income on cash flow hedges	(188)	839

Pension plan liability:
Unrealized holding gains/(losses) on pension plan liability	$168	$(3,620)
Reclassification adjustment for amortization of unrecognized loss realized in income	(250)	(279)
Other comprehensive income/(loss) on pension plan liability	418	(3,341)

SERP liability:
Unrealized holding losses on SERP liability	$—	$(68)
Reclassification adjustment for amortization of unrealized loss realized in income	2	—
Other comprehensive (loss)/income on SERP liability	(2)	68

Other comprehensive gains/(losses) before income tax	93	(13,096)
Income tax (expense)/benefit related to other comprehensive income	(24)	3,503

Other comprehensive income/(loss), net of tax	69	(9,593)
Comprehensive income/(loss)	$4,444	$(3,878)

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except per share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at January 1, 2023	$67	$24,409	$166,343	$(39,026)	$151,793
Adoption of ASC 326- Financial Instruments- Credit Losses			(2,155)		(2,155)
Net income			4,375		4,375
Other comprehensive income				69	69
Stock based compensation		56			56
Common stock issued - 22,282 shares		64			64
Common stock dividend declared - $0.20 per share			(1,334)		(1,334)
Balance at March 31, 2023	$67	$24,529	$167,229	$(38,957)	$152,868

First United Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except per share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at January 1, 2022	$66	$23,661	$145,487	$(27,314)	$141,900
Net income			5,715		5,715
Other comprehensive loss				(9,593)	(9,593)
Stock based compensation		(4)			(4)
Common stock issued - 15,456 shares		55			55
Common stock dividend declared - $0.15 per share			(995)		(995)
Balance at March 31, 2022	$66	$23,712	$150,207	$(36,907)	$137,078

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended
	March 31,
	2023	2022

	(Unaudited)
Operating activities
Net income	$4,375	$5,715
Adjustments to reconcile net income to net cash provided by operating activities:
Provision/(credit) for credit/loan losses	543	(421)
Depreciation	853	820
Stock based compensation	56	(4)
Gains on sales of other real estate owned	(36)	—
Write-downs of other real estate owned	32	—
Originations of loans held for sale	(552)	(963)
Proceeds from sale of loans held for sale	422	911
Gains from sale of loans held for sale	(54)	(21)
Gains on disposal of fixed assets	—	(28)
Net (accretion)/ amortization of investment securities discounts and premiums- AFS	(15)	83
Net accretion of investment securities discounts and premiums- HTM	(200)	(165)
Amortization of intangible assets	83	52
Gains on sales/calls of investment securities – AFS	—	(3)
Earnings on bank owned life insurance	(306)	(292)
Amortization of deferred loan costs/(fees), net	12	(113)
Amortization of operating lease right of use asset	82	86
Decrease in accrued interest receivable and other assets	542	105
Deferred tax (benefit)/expense	(934)	549
Operating lease liability	(93)	(95)
Decrease in accrued interest payable and other liabilities	(1,300)	(3,141)
Net cash provided by operating activities	3,510	3,075
Investing activities
Proceeds from maturities/calls of investment securities - AFS	1,609	5,063
Proceeds from maturities/calls of investment securities - HTM	2,776	3,260
Proceeds from sales of investment securities - AFS	—	1,023
Purchases of investment securities - AFS	—	(12,892)
Purchases of investment securities - HTM	—	(49,456)
Proceeds from sales of other real estate owned	139	—
Proceeds from disposal of fixed assets	—	30
Net (increase)/decrease in restricted stock	(3,463)	3
Net increase in loans	(9,761)	(28,030)
Purchases of premises and equipment	(112)	(126)
Net cash used in by investing activities	(8,812)	(81,125)
Financing activities
Net increase in deposits	20,552	38,181
Issuance of common stock	64	55
Cash dividends paid on common stock	(1,199)	(993)
Net(decrease)/increase in short-term borrowings	(12,535)	1,203
Proceeds from long-term borrowings	80,000	—
Net cash provided by/(used in) financing activities	86,882	38,446
Increase/(decrease) in cash and cash equivalents	81,580	(39,604)
Cash and cash equivalents at beginning of the year	74,315	115,720
Cash and cash equivalents at end of period	$155,895	$76,116
Supplemental information
Interest paid	$2,989	$840
Taxes paid	$90	$2,568
Non-cash investing activities:
Transfers from securities available for sale to held to maturity	$—	$139,036

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Basis of Presentation

The financial information is presented in accordance with generally accepted accounting principles and general practice for financial institutions in the United States of America (“GAAP”).  The Company has prepared these unaudited condensed consolidated financial statements in accordance with GAAP for interim financial information, SEC rules that permit reduced disclosure for interim periods, and Article 10 of Regulation S-X.  Certain reclassifications have been made to prior year amounts to conform with current year classifications.  These reclassifications did not have a material impact on the Corporation’s consolidated financial condition or results of operations.  Operating results for the three month period ended March 31, 2023 are not necessarily indicative of the results that may be expected for the full year or for any future interim period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

In the opinion of management, all adjustments (all of which are of a normal recurring nature) that are necessary for a fair statement are reflected in the unaudited condensed consolidated financial statements.

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

The Corporation has evaluated events and transactions occurring subsequent to the statement of financial condition date of March 31, 2023 and through the date these consolidated financial statements were issued, for items of potential recognition or disclosure.

Newly Adopted Pronouncements in 2023

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments, universally referred to as CECL.  The amendments in the ASU, among other things, requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates.  Many of the loss estimation techniques applied previously are still permitted, although the inputs to those techniques changed to reflect the full amount of expected credit losses.  In addition, the ASU amends the accounting for credit losses on purchased financial assets with credit deterioration.  For periodic report filers that are smaller reporting companies, such as the Company, this standard (Topic 326) was effective as of January 1, 2023.

As part of its process of adopting the CECL accounting method, management implemented a third party software solution and determined the appropriate loan segments, methodologies, model assumptions and qualitative components.  Our CECL model includes portfolio loan segmentation based upon similar risk characteristics and both a quantitative and qualitative component of the calculation which incorporates a forecasting component of certain economic variables.  Our implementation plan also includes the assessment and documentation of appropriate processes, policies and internal controls.  Management had a third party independent consultant review and validate our CECL model.

In addition, Topic 326 amends the accounting for credit losses on certain debt securities.  The Company did not record any ACL on its debt securities as a result of adopting Topic 326.

The ultimate impact of adopting Topic 326, and at each subsequent reporting period, is highly dependent on credit quality, macroeconomic forecasts and conditions, compensation of our loan portfolio, and other management judgments.  The Company adopted Topic 326 using the modified retrospective method.  Results beginning after January 1, 2023 are presented under Topic 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP.  We made the accounting policy election to not measure an ACL for accrued interest receivables for loans and securities.  Accrued interest deemed uncollectible will be written off through interest income.

The following table illustrates the day-one impact of adopting Topic 326.

	January 1, 2023
(Dollars in thousands)	As Reported Under Topic 326	Pre Topic 326	Impact of Topic 326 Adoption
Assets
Allowance for credit losses on loans
Commercial real estate	$5,202	$6,345	$(1,143)
Acquisition and development	964	979	(15)
Commercial and industrial	4,179	2,845	1,334
Residentail mortgage	5,272	3,160	2,112
Consumer	1,085	877	208
Unallocated	-	430	(430)
Allowance for Credit Losses on Loans	$16,702	$14,636	$2,066
Assets:
Investment securities- available for sale (at fair value)	$125,889	$125,889	$-
Investment securities- held to maturity	245,659	245,659	-
Total loans held for investments, net	1,262,792	1,264,858	(2,066)
Net deferred tax asset	11,381	10,605	776
Liabilities:
Life-of-loss reserve on unfunded loan commitments	$998	$133	$865
Equity:
Retained earnings	$149,638	$151,793	$(2,155)

In connection with our adoption of Topic 326, we made changes to our loan portfolio segments to align with the methodology of CECL.  Refer to Note 5, Loans and Related Allowance for Credit Losses, for further discussion of these portfolio segments.  The adoption of Topic 326 resulted in a Day 1 adjustment of $2.9 million to our ACL, including an increase of $2.0 million to the ACL for loans and $0.9 million to the ACL for unfunded commitments.  The Company did not record any ACL on its available-for-sale or held-to-maturity investments upon adoption of ASC 326.  Our Company recorded a net decrease to retained earnings of $2.2 million as of January 1, 2023 for the cumulative effect of adopting Topic 326.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326):  Troubled Debt Restructurings and Vintage Disclosures.  ASU 2022-02, which eliminates the troubled debt restructuring (TDR) accounting model for creditors that have adopted Topic 326, “Financial Instruments – Credit Losses.”  Due to the removal of the TDR accounting model, all loan modifications were evaluated to determine if they resulted in a new loan or a continuation of the existing loan.  The amendments in this ASU also required that entities disclose current-period gross chare-offs by year of origination for loans and leases.  The amendments in this ASU were effective January 1, 2023.  This change did not have a material effect on our consolidated financial statements.  Refer to Note 5, Loans and Related Allowance for Credit Losses for disclosures for debtors experiencing financial difficulty and for vintage disclosures related to gross charge-offs by loan segment by year of origination.

Allowance for Credit Losses Policy

The ACL represents an amount which, in management’s judgment, is adequate to absorb expected losses on outstanding loans at the balance sheet date based on the evaluation of the size and current risk characteristics of the loan portfolio, past events, current conditions, reasonable and supportable forecasts of future economic conditions and prepayment experience.  The ACL is measured and recorded upon the initial recognition of a financial asset.  The ACL is reduced by charge-offs, net of recoveries of previous losses, and is increased or decreased by a provision for credit losses, which is recorded as a current period operating expense.

Determination of an appropriate ACL is inherently complex and requires the use of significant and highly subjective estimates.  The reasonableness is reviewed quarterly by management.

Management believes it uses relevant information available to make determinations about the ACL and that it has established the existing allowance in accordance with GAAP.  However, the determination of the ACL requires significant judgment, and estimates of expected losses in the loan portfolio can vary significantly from the amounts actually observed.  While management uses available information to recognize losses, future additions to the ACL may be necessary based on changes in the loans comprising the portfolio, changes in the current and forecasted economic conditions, changes to the interest rate environment which may directly impact prepayment and curtailment rate assumptions, and changes in the financial condition of borrowers.

The adoption of CECL accounting did not result in a significant change to any other credit risk management and monitoring processes, including identification of past due or delinquent borrowers, nonaccrual practices, assessment of modified loans, or charge-off policy.

The Company’s methodology for estimating the ACL includes:

Segmentation.   The Company’s loan portfolio is segmented by homogeneous loan types that behave similarly in economic cycles.

Specific Analysis.  A specific reserve analysis is applied to certain individually evaluated loans.  These loans are evaluated quarterly generally based on collateral value, observable market value or the present value of expected future cash flows.  A specific reserve is established if the fair value is less than the loan balance.  A charge-off is recognized when the loss is quantifiable.  Individually evaluated loans not specifically analyzed reside in the Quantitative Analysis.

Quantitative Analysis.  The Company elected to use Discounted Cash Flow (“DCF”).  Economic forecasts include but are not limited to unemployment, the Consumer Price Index, the Housing Affordability Index and Gross State Product.  These forecasts are assumed to revert to the long term average and are utilized in the model to estimate the probability of default and loss given default through regression.  Model assumptions include, but are not limited to the discount rate, prepayments and curtailments.  The product of the probability of default and the loss given default is the estimated loss rate, which varies over time.  The estimated loss rate is applied within the appropriate periods in the cash flow model to determine net present value.  Net present value is also impacted by assumptions related to the duration between default and recovery.  The reserve is based on the differences between the summation of the principal balances taking amortized costs into consideration and the summation of the net present values.

Qualitative Analysis.  Based on management’s review and analysis of internal, external and model risks, management may adjust the model output.  Management reviews the peaks and troughs of the model’s calibration, taking into account economic forecasts to develop guardrails that serve as the basis for determining the reasonableness of the model’s output and makes adjustments as necessary.  This process challenges unexpected variability resulting from outputs beyond the model’s calibration that appear to be unreasonable.  Additionally, management may adjust the economic forecast if it is incompatible with known market conditions based on mangement’s experience and perspective.

Loan Commitments and Allowance for Credit Loss on Off-Balance Sheet Credit Exposures

Financial instruments include off-balance sheet credit instruments such as commitments to make loans and commercial letters of credit issued to meet customer financing needs.  The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for off-balance sheet loan commitments is represented by the contractual amount of those instruments.  Such financial instruments are recorded when they are funded.

The Company records a reserve for unfunded commitments (“RUC”) on off-balance sheet credit exposures through a charge to provision for credit loss expense in the Company’s Consolidated Statement of Income.  The RUC on off-balance sheet credit exopsures is estimated by loan segment at each balance sheet date under the CECL model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur, and is included in the RUC on the Company’s Consolidated Balance Sheet.

Loan Restructurings

In situations where, for economic or legal reasons related to a borrower’s financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a restructured loan.  Management strives to identify borrowers in financial difficulty early and work with them to modify the loan to more affordable terms before their loan reaches nonaccrual status.  These modified terms that result in a direct change in the timing or amount of contractual cash flows have historically included interest only periods, extended amortization periods beyond what management would typically offer for a similar loan or a below market interest rate when compared to management’s underwriting standards for a similar loan type.  These concessions are intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral.  In cases where borrowers are granted new terms that provide for a reduction of interest, management measures any impairment on the restructuring as noted above for loans experiencing financial difficulty.

Allowance for Credit Losses – Available-for-Sale and Held-to-Maturity Securities

The Company utilizes ASC 326 to evaluate its available-for-sale (“AFS”) and held-to-maturity (“HTM”) debt security portfolio for expected credit losses.  For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis.  If either criterion is met, the security’s amortized cost basis is written down to fair value through income.  For AFS debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors.  In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors.  If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security.  If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded for that credit loss, limited by the amount that the fair value is less than the amortized cost basis.  Any impairment that has not been recorded through an ACL is recognized in other comprehensive income, as a non-credit-related impairment.

The Company adopted ASC 326 using the prospective transition approach for debt securities for which other than temporary impairment (“OTTI”) had been recognized prior to January 1, 2023, such as AFS collateralized debt obligations.  As a result, the amortized cost basis for such debt securities remained the same before and after the effective date of ASC 326.  The effective interest rate on these debt securities was not changed.  Amounts previously written recognized in OCI as of January 1, 2023 relating to improvements in cash flows expected to be collected are accreted into income over the remaining life of the asset.  Recoveries of amounts previously written off relating to improvements in cash flows after January 1, 2023 are recorded in earnings when received.

The entire amount of an impairment loss is recognized in earnings only when:  1) the Company intends to sell the security or; 2) it is more likely than not that the Company will have to sell the security before recovery of its amortized cost basis; or 3) the Company does not expect to recover the entire amortized cost basis of the security.  In all other situations, only the portion of the impairment loss representing the credit loss must be recognized in eanings, with the remaining portion being recognized in shareholders’ equity as comprehensive income, net of deferred taxes.

Changes in the allowance for credit losses are not recorded as a provision for (or credit to) credit losses.  Losses are charged against the allowance when management believes the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met.  Any impairment not recorded through the an allowance for credit loss is recognized in other comprehensive income as a non-credit-related impairment.

We have made a policy election to exclude accrued interest form the amortized cost basis of AFS debt securities and report accrued interest separately on the Consolidated Balance Sheet.  AFS debt securities are placed on nonaccrual status when we no longer expect to receive all contractual amounts due, which is generally at 90 days past due.  Accrued interest receivable is reversed against interest income when a security is placed on nonaccrual status.  Accordingly, we do not recognized an allowance for credit loss against accrued interest receivable.

The Company separately evaluates its HTM investment securities for any credit losses.  The Company pools like securiites and calculates expected credit losses through an estimate based on a security’s credit rating, which is recognized as part of the allowance for credit losses for held-to-maturity securities and included in the balance of investment securities held-to-maturity on the Consolidated Balance Sheets.  If the Company determines that a security indicates evidence of deteriorated credit quality, the security is individually-evaluated and a discounted cash flow analysis is performed and compared to the armotized cost basis.

Note 2 – Accounting Statements Issued but Not Yet Adopted

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848):  Facilitation of Reference Rate Reform on Financial Reporting.”  The amendments in this ASU provide optional guidance for a limited period of time to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting.  The amendments provide optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from the London Interbank Offered Rate (“LIBOR”) toward new interest rate benchmarks.  Modified contracts that meet certain scope guidance are eligible for relief from these modification accounting requirements in GAAP.  The optional guidance generally allows for the modified contract to be accounted for as a continuation of the existing contract and does not require contract remeasurement at the modification date or reassessment of a previous accounting determination.  The amendments in this ASU are effective for all entities between March 12, 2020 and December 31, 2022.  In December 2022, the FASB issued ASU No. 2022-06:  “Reference Rate Reform (Topic 848):  Deferral of the Sunset Date of Topic 848.”  The amendments in this ASU defer the sunset date for applying the reference rate reform relief by two years to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848.

Note 3 – Earnings Per Common Share

Basic earnings per common share is derived by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents. Diluted earnings per share is derived by dividing net income available to common shareholders by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents, such as restricted stock units (“RSUs”). There were no anti-dilutive shares outstanding at March 31, 2023 or 2022.

The following table sets forth the calculation of basic and diluted earnings per common share for the three month periods ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023			2022
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Income	Shares	Amount
Basic Earnings Per Share:

Net income	$4,375	6,675	$0.66	$5,715	6,628	$0.86

Diluted Earnings Per Share:

Restricted stock units		22			8

Net income	$4,375	6,697	$0.65	$5,715	6,636	$0.86

Note 4 – Investments

The following tables show a comparison of amortized cost and fair values of investment securities at March 31, 2023 and December 31, 2022:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
March 31, 2023
Available for Sale:
U.S. government agencies	$11,036	$—	$1,383	$—	$9,653
Residential mortgage-backed agencies	44,224	—	6,943	—	37,281
Commercial mortgage-backed agencies	37,151	—	6,657	—	30,494
Collateralized mortgage obligations	25,322	—	4,345	—	20,977
Obligations of states and political subdivisions	10,842	31	244	—	10,629
Corporate bonds	1,000	—	170	—	830
Collateralized debt obligations	18,661	—	4,547	—	14,114
Total available for sale	$148,236	$31	$24,289	$—	$123,978

(in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value	Allowance for Credit Losses
March 31, 2023
Held to Maturity:
U.S. treasuries	$37,268	$—	$1,245	$36,023	$—
U.S. government agencies	67,803	—	10,975	56,828	—
Residential mortgage-backed agencies	27,624	1	3,039	24,586	—
Commercial mortgage-backed agencies	21,635	—	4,566	17,069	—
Collateralized mortgage obligations	56,128	—	9,029	47,099	—
Obligations of states and political subdivisions	22,625	845	534	22,936	—
Total held to maturity	$233,083	$846	$29,388	$204,541	$—

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCL
December 31, 2022
Available for Sale:
U.S. government agencies	$11,044	$—	$1,582	$9,462	$—
Residential mortgage-backed agencies	45,052	—	7,651	37,401	—
Commercial mortgage-backed agencies	37,393	—	6,661	30,732	—
Collateralized mortgage obligations	25,828	—	4,784	21,044	—
Obligations of states and political subdivisions	10,848	4	360	10,492	—
Corporate Bonds	1,000	—	113	887	—
Collateralized debt obligations	18,664	—	2,793	15,871	(1,695)
Total available for sale	$149,829	$4	$23,944	$125,889	$(1,695)

(in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	OTTI in AOCL
December 31, 2022
Held to Maturity:
U.S. treasuries	$37,204	$—	$1,593	$35,611	$—
U.S. government agencies	67,734	—	13,261	54,473	—
Residential mortgage-backed agencies	28,624	1	3,503	25,122	—
Commercial mortgage-backed agencies	22,389	—	4,568	17,821	—
Collateralized mortgage obligations	57,085	—	10,001	47,084	—
Obligations of states and political subdivisions	22,623	946	600	22,969	—
Total held to maturity	$235,659	$947	$33,526	$203,080	$—

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

The following table shows the Corporation’s investment securities with gross unrealized and unrecognized losses and fair values at March 31, 2023 and December 31, 2022, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrealized Losses	Number of Investments	Fair Value	Unrealized Losses	Number of Investments
March 31, 2023
Available for Sale:
U.S. government agencies	$—	$—	—	$9,653	$1,383	3
Residential mortgage-backed agencies	—	—	—	37,281	6,943	5
Commercial mortgage-backed agencies	1,796	102	1	28,698	6,555	8
Collateralized mortgage obligations	—	—	—	20,977	4,345	10
Obligations of states and political subdivisions	3,240	158	2	3,882	86	2
Corporate Bonds	—	—	—	830	170	1
Collateralized debt obligations	—	—	—	14,114	4,547	9
Total available for sale	$5,036	$260	3	$115,435	$24,029	38

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrecognized Losses	Number of Investments	Fair Value	Unrecognized Losses	Number of Investments
March 31, 2023
Held to Maturity:
U.S. treasuries	$—	—	—	$36,023	$1,245	4
U.S. government agencies	—	—	—	56,828	10,975	9
Residential mortgage-backed agencies	3,122	81	2	21,374	2,958	33
Commercial mortgage-backed agencies	—	—	—	17,069	4,566	2
Collateralized mortgage obligations	2,550	137	1	44,549	8,892	7
Obligations of states and political subdivisions	—	—	—	2,337	534	1
Total held to maturity	$5,672	218	3	$178,180	$29,170	56

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrealized Losses	Number of Investments	Fair Value	Unrealized Losses	Number of Investments
December 31, 2022
Available for Sale:
U.S. government agencies	$4,598	$402	1	$4,865	$1,180	2
Residential mortgage-backed agencies	—	—	—	37,401	7,651	5
Commercial mortgage-backed agencies	4,044	455	3	26,688	6,206	6
Collateralized mortgage obligations	1,600	210	5	19,444	4,574	5
Obligations of states and political subdivisions	8,906	360	7	—	—	—
Corporate Bonds	887	113	1	—	—	—
Collateralized debt obligations	—	—	—	15,871	2,793	9
Total available for sale	$20,035	$1,540	17	$104,269	$22,404	27

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrecognized Losses	Number of Investments	Fair Value	Unrecognized Losses	Number of Investments
December 31, 2022
Held to Maturity:
U.S. treasuries	$—	$—	—	$35,611	$1,593	4
U.S. government agencies	38,883	9,617	7	15,591	3,644	2
Residential mortgage-backed agencies	16,893	1,425	29	8,138	2,078	7
Commercial mortgage-backed agencies	17,821	4,568	3	—	—	—
Collateralized mortgage obligations	47,083	10,001	8	—	—	—
Obligations of states and political subdivisions	2,269	600	1	—	—	—
Total held to maturity	$122,949	$26,211	48	$59,340	$7,315	13

The Company utilizes ASC 326 to evaluate its available-for sale (“AFS”) and held-to-maturity (“HTM”) debt security portfolio for expected credit losses.  For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis.  If either criteria is met, the security’s amortized cost basis is written down to fair value through income.  For AFS debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors.  In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors.  If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security.  If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis.  Any impairment that has not been recorded through an ACL is recognized in other comprehensive income, as a non-credit-related impairment.

The entire amount of an impairment loss is recognized in earnings only when:  1) the Company intends to sell the security; or 2) it is more likely than not that the Company will have to sell the security before recovery of its amortized cost basis; or 3) the Company does not expect to recover the entire amortized cost basis of the security.  In all other situations, only the portion of the impairment loss representing the credit loss must be recognized in earnings, with the remaining portion being recognized in shareholders’ equity as comprehensive income, net of deferred taxes.

Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit losses.  Losses are charged against the allowance when management believes the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met.  Any impairment not recorded through an allowance for credit loss is recognized in other comprehensive income as a non-credit-related impairment.

The Company has made the policy election to exclude accrued interest from the amortized cost basis of available-for-sale debt securities and report accrued interest separately in other assets in the Consolidated Balance Sheets.  Available-for-sale debt securities are placed on nonaccrual status when we no longer expect to receive all contractual amounts due, which is generally at 90 days past due.  Accrued interest receivable is reversed against interest income when a security is placed on nonaccrual status.  Accordingly, we do not recognize an allowance for credit loss against accrued interest receivable.

The Company separately evaluates its HTM investment securities for any credit losses.  The Company pools like securities and calculates expected credit losses through an estimate based on a security’s credit rating, which is recognized as part of the allowance for credit losses for held-to-maturity securities and is included in the balance of investment securities held to maturity on the Consolidated Balance Sheets.  If the Company determines that a security indicates evidence of deteriorated credit quality, the security is individually evaluated and a discounted cash flow analysis is performed and compared to the amortized cost bais.

As of March 31, 2023, the Company recorded no ACL related to its AFS or HTM security portfolio.

The following table presents a cumulative roll-forward of the amount of non-cash OTTI charges related to credit losses that have been previously recognized in earnings for the trust preferred securities held in the CDO portfolio during the three month periods ended March 31, 2023 and 2022 that the Corporation does not intend to sell:

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Balance of credit-related OTTI at January 1	$1,841	$2,043
Reduction for increases in cash flows expected to be collected	(50)	(50)
Balance of credit-related OTTI at March 31	$1,791	$1,993

The amortized cost and estimated fair value of securities by contractual maturity at March 31, 2023 are shown in the following table. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2023
(in thousands)	Amortized Cost	Fair Value
Available for Sale:
Due in one year or less	$340	$340
Due after one year through five years	11,956	11,151
Due after five years through ten years	1,895	1,729
Due after ten years	27,348	22,006
	41,539	35,226
Residential mortgage-backed agencies	44,224	37,281
Commercial mortgage-backed agencies	37,151	30,494
Collateralized mortgage obligations	25,322	20,977
Total available for sale	$148,236	$123,978
Held to Maturity:
Due in one year or less	$29,813	$28,847
Due after one year through five years	19,955	18,674
Due after five years through ten years	33,058	28,028
Due after ten years	44,870	40,238
	127,696	115,787
Residential mortgage-backed agencies	27,624	24,586
Commercial mortgage-backed agencies	21,635	17,069
Collateralized mortgage obligations	56,128	47,099
Total held to maturity	$233,083	$204,541

Note 5 – Loans and Related Allowance for Credit Losses

The following table summarizes the primary segments of the loan portfolio at March 31, 2023 and December 31, 2022:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
March 31, 2023
Individually evaluated for impairment	$—	$—	$—	$2,299	$—	$2,299
Collectively evaluated for impairment	453,356	76,980	241,959	453,899	60,587	1,286,781
Total loans	$453,356	$76,980	$241,959	$456,198	$60,587	$1,289,080
December 31, 2022
Individually evaluated for impairment	$2,262	$356	$—	$3,880	$—	$6,498
Collectively evaluated for impairment	456,569	70,240	245,396	440,531	60,260	1,272,996
Total loans	$458,831	$70,596	$245,396	$444,411	$60,260	$1,279,494

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans at March 31, 2023 and December 31, 2022:

(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due and Accruing	Non- Accrual	Total Loans
March 31, 2023
Commercial real estate:
Non owner-occupied	$267,244	$—	$—	$—	$—	$85	$267,329
All other CRE	186,027	—	—	—	—	—	186,027
Acquisition and development:
1-4 family residential construction	19,938	—	—	—	—	—	19,938
All other A&D	56,907	—	—	—	—	135	57,042
Commercial and industrial	241,940	19	—	—	19	—	241,959
Residential mortgage:
Residential mortgage - term	392,659	1,031	157	26	1,214	2,678	396,551
Residential mortgage - home equity	58,934	345	10	20	375	338	59,647
Consumer	60,021	463	40	41	544	22	60,587
Total	$1,283,670	$1,858	$207	$87	$2,152	$3,258	$1,289,080
December 31, 2022
Commercial real estate:
Non owner-occupied	$269,971	$—	$—	$—	$—	$87	$270,058
All other CRE	188,715	—	—	—	—	58	188,773
Acquisition and development:
1-4 family residential construction	19,637	—	—	—	—	—	19,637
All other A&D	50,813	—	—	—	—	146	50,959
Commercial and industrial	245,342	54	—	—	54	—	245,396
Residential mortgage:
Residential mortgage - term	380,502	31	722	239	992	2,893	384,387
Residential mortgage - home equity	59,223	399	48	43	490	311	60,024
Consumer	59,789	363	83	25	471	—	60,260
Total	$1,273,992	$847	$853	$307	$2,007	$3,495	$1,279,494

Non-accrual loans that have been subject to partial charge-offs totaled $0.2 million at March 31, 2023 and $0.1 million at December 31, 2022.  Loans secured by 1-4 family residential real estate properties in the process of foreclosure totaled $2.0 million at March 31, 2023.  There were no loans subject to foreclosure at December 31, 2022.   As a percentage of the loan portfolio, accruing loans past due 30 days or more was 0.17% at March 31, 2023 compared to 0.16% at December 31, 2022 and 0.19% as of March 31, 2022.

Effective January 1, 2023, the Company adopted the accounting guidance in ASU No. 2022-02, which eliminates the recognition and measurement of troubled debt restructurings (TDRs).  Due to the removal of the TDR designation, the Company evaluates all loan restructurings according to the accounting guidance for loan modifications to determine if the restructuring results in a new loan or a continuation of the existing loan.  Loan modifications to borrowers experiencing financial difficulty that result in a direct change in the timing or amount of contractual cash  flows include situations where there is principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions, and combinations of the above.  Therefore, the disclosures related to loan restructurings are only for modifications that directly affect cash flows.

A loan that is considered a restructured loan may be subject to the individually evaluated loan analysis if the commitment is $0.1 million or greater; otherwise, the restructured loan remains in the appropriate segment in the ACL model and associated reserves are adjusted based on changes in the discounted cash flows resulting from the modification of the restructured loan.  For a discussion with respect to reserve calculations regarding individually evaluated loans, refer to the “Nonrecurring Loans” section in Note 6, Fair Value Measurements.  There were no loan modifications made to borrowers facing financial difficulties in the period ending March 31, 2023.

The Company maintains an ACL at a level determined to be adequate to absorb expected credit losses associated with the Company’s financial instruments over the life of those instruments as of the balance sheet date.  The Company develops and documents a systematic ACL methodology based on the following portfolio segments:  1) commercial real estate, 2) acquisition and development, 3) commercial and industrial, 4) residential mortgage, and 5) consumer.  The Company’s loan portfolio is segmented by homogeneous loan types that behave similarly to economic cycles.  The segmentation in the current expected credit losses (“CECL”) model is different from the segmentation in the Incurred Loss model.  The following is a discussion of the key risks by portfolio segment that management assesses in preparing the ACL.

Commercial Real Estate- loans are secured by commercial purpose real estate, including both owner occupied properties and investment properties, for various purposes such as hotels, strip malls and apartments.  Operations of the individual projects as well as global cash flows of the debtors are the primary source of repayment of these loans.  The condition of the local economy is an important indicator of risk, but there are more specific risks depending on the collateral type as well as the business.

Acquisition and Development- loans include both commercial and consumer.  Commercial loans are made to finance construction of buildings or other structures, as well as to finance the acquisition and development of raw land for various purposes.  While the risk of these loans is generally confined to the construction period, if there are problems, the project may not be completed, and as such, may not provide sufficient cash flow on its own to service the debt or have sufficient value in a liquidation to cover the outstanding principal.  The condition of the local economy is an important indicator of risk, but there are also more specific risks depending on the type of project and the experience and resources of the developer.  Consumer loans are made for the construction of residential homes for which a binding sales contract exists and generally are for a period of time sufficient to complete construction.  Residential construction loans to individuals generally provide for the payment of interest only during the construction phase.  Credit risk for residential real estate construction loans can arise from construction delays, cost overruns, failure of the contractor to complete the project to specifications and economic conditions that could impact demand for supply of the property being constructed.

Commercial and Industrial- loans are made to operating companies or manufacturers for the purpose of production, operating capacity, accounts receivable, inventory or equipment financing.  Cash flow from the operations of the borrower is the primary source of repayment for these loans.  The condition of the local economy is an important indicator of risk, but there are also more specific risks depending on the industry of the borrower.  Collateral for these types of loans often do not have sufficient value in a distressed or liquidation scenario to satisfy the outstanding debt.  These loans are also made to local municipalities for various purposes including refinancing existing obligations, infrastructure up-fit and expansion, or to purchase new equipment.  The primary repayment source for local municipalities include the tax base of the municipality, specific revenue streams related to the infrastructure financed, and other business operations of the municipal authority.  The health and stability of state and local economies directly impacts each municipality’s tax basis and are important indicators of risk for this segment.  The ability of each municipality to increase taxes and fees to offset service requirements give this type of loan a very low risk profile in the continuum of the Company’s loan portfolio.

Residential mortgage- loans are secured by first and second liens such as home equity lines of credit and 1-4 family residential mortgages.  The primary source of repayment for these loans is the income of the borrower.  The condition of the local economy, in particular the unemployment rate, is an important indicator of risk for this segment.  The state of the local housing market can also have a significant impact on this segment because low demand and/or declining home values can limit the ability of borrowers to sell a property and satisfy debt.

Consumer- loans are made to individuals and may be either secured by assets other than 1-4 family residences or unsecured.  This segment includes automobile loans and unsecured loans and lines of credit.  The primary source of repayment for these loans is the income and assets of the borrower.  The condition of the local economy, in particular the unemployment rate, is an important indicator of risk for this segment.  The value of the collateral, if there is any, is less likely to be a source of repayment due to less certain collateral values.

The following table summarizes the primary segments of the ACL at March 31, 2023 and ALL at December 31, 2022, segregated by the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
March 31, 2023
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	$4,862	$1,103	$3,755	$6,324	$827	$—	$16,871
Total ACL	$4,862	$1,103	$3,755	$6,324	$827	$—	$16,871
December 31, 2022
Individually evaluated for impairment	$—	$—	$—	$26	$—	$—	$26
Collectively evaluated for impairment	$6,345	$979	$2,845	$3,134	$877	$430	$14,610
Total ALL	$6,345	$979	$2,845	$3,160	$877	$430	$14,636

Changes in the fair value of the types of collateral for individually evaluated loans are reported as provision for credit loss in the period of change.  The evaluation of the need and amount of a specific allocation of the ACL and whether a loan can be removed from impairment status is made on a quarterly basis.

The following table presents the amortized cost basis of collateral-dependent individually evaluated loans as of March 31, 2023.

March 31, 2023
(dollars in thousands)	Real Estate	Non-Accrual Loans with No Allowance
Commercial real estate	$—	$—
Acquisition and development	—	—
Commercial and industrial	—	—
Residential mortgage	2,299	2,299
Consumer	—	—
Total Loans	$2,299	$2,299

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required at December 31, 2022:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
(in thousands)	Recorded Investment	Related Allowances	Recorded Investment	Recorded Investment (1)	Unpaid Principal Balance
December 31, 2022
Commercial real estate
Non owner-occupied	$—	$—	$187	$187	$—
All other CRE	—	—	2,075	2,075	—
Acquisition and development
1-4 family residential construction	—	—	210	210	—
All other A&D	—	—	146	146	109
Commercial and industrial	—	—	—	—	—
Residential mortgage
Residential mortgage – term	345	26	3,225	3,570	41
Residential mortgage – home equity	—	—	310	310	—
Consumer	—	—	—	—	—
Total impaired loans	$345	$26	$6,153	$6,498	$150

(1)	Recorded investment consists of unpaid principal balance, net of charge-offs, interest payments received applied to principal and unamortized deferred loan origination fees and cost.

The following tables present the activity in the ACL and ALL for the three month period ended March 31, 2023 and 2022:

Three months ended (in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
Beginning balance at January 1, 2023 prior to adoption of ASC 326	$6,345	$979	$2,845	$3,160	$877	$430	$14,636
Impact of adopting ASC 326	(1,143)	(15)	1,334	2,112	208	(430)	2,066
Credit Loss Expense	(345)	134	(428)	1,040	13	—	414
Loan Charge-offs	—	—	—	(6)	(333)	—	(339)
Recoveries collected	5	5	4	18	62	—	94
ACL balance at March 31, 2023	$4,862	$1,103	$3,755	$6,324	$827	$—	$16,871
ALL balance at January 1, 2022	$6,032	$2,615	$2,460	$3,484	$934	$430	$15,955
Provision	(111)	(91)	98	(545)	230	—	(419)
Loan Charge-offs	—	—	(48)	(9)	(246)	—	(303)
Recoveries collected	1	18	3	15	22	—	59
ALL balance at March 31, 2022	$5,922	$2,542	$2,513	$2,945	$940	$430	$15,292

The Company’s methodology for estimating the ACL includes:

Segmentation.  The Company’s loan portfolio is segmented by homogeneous loan types that behave similarly to economic cycles.

Specific Analysis.  A specific reserve analysis is applied to certain individually evaluated loans.  These loans are evaluated quarterly generally based on collateral value, observable market value or the present value of expected future cash flows.  A specific reserve is established if the fair value is less than the loan balance.  A charge-off is recognized when the loss is quantifiable.  Individually evaluated loans not specifically analyszed reside in the Quantitative Analysis.

Quantitative Analysis.  The Company elected to use Discounted Cash Flow (“DCF”).  Economic forecasts include but are not limited to unemployment, the Consumer Price Index, the Housing Affordability Index, and Gross State Product.  These forecasts are assumed to revert to the long term average and are utilized in the model to estimate the probability of default and the loss given default is the estimated loss rate, which varies over time.  The estimated loss rate is applied within the appropriate periods in the cash flow model to determine the net present value.  Net present value is also impacted by assumption related to the duration between default and recovery.  The reserve is based on the difference between the summation of the principal balances taking amortized costs into consideration and the summation of the net present values.

Qualitative Analysis.  Based on management’s review and analysis of internal, external and model risks, management may adjust the model output.  Management reviews the peaks and troughs of the model’s calibrations, taking into account economic forecasts to develop guardrails that serve as the basis for determining the reasonableness of the model’s output and makes adjustments as necessary.  This process challenges unexpected variability resulting from outputs beyond the model’s calibrations that appear to be unreasonable.  Additionally, management may adjust the economic forecast if it is incompatible with known market conditions based on management’s experience and perspective.

The ACL is based on estimates, and actual losses may vary from current estimates.  Management believes that the granularity of the homogeneous pools and the related historical loss ratios and other qualitative factors, as well as the consistency in the application of assumptions, result in an ACL that is representative of the risk found in the components of the portfolio at any given date.

The following table presents loan balances by year of origination and internally assigned risk rating for our portfolio segments as of dates presented:

(in thousands)	2023	2022	2021	2020	2019	2018 and Prior	Revolving	Total Portfolio Loans
March 31, 2023
Commercial real estate:
Non owner-occupied
Pass	$694	$66,354	$31,448	$48,257	$40,497	$60,520	$1,558	$249,328
Special Mention	—	—	—	—	—	6,236	—	6,236
Substandard	—	—	—	—	—	11,765	—	11,765
Total non-owner occupied	694	66,354	31,448	48,257	40,497	78,521	1,558	267,329
Current period gross charge-offs	—	—	—	—	—	—	—	—
All other CRE
Pass	2,220	25,934	26,430	22,074	26,326	73,298	4,133	180,415
Special Mention	—	—	1,101	—	—	—	—	1,101
Substandard	—	—	—	—	2,380	1,532	599	4,511
Total all other CRE	2,220	25,934	27,531	22,074	28,706	74,830	4,732	186,027
Current period gross charge-offs	—	—	—	—	—	—	—	—
Acquisition and development:
1-4 family residential construction
Pass	880	16,576	1,148	—	—	202	1,132	19,938
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total acquisition and development	880	16,576	1,148	—	—	202	1,132	19,938
Current period gross charge-offs	—	—	—	—	—	—	—	—
All other A&D
Pass	3,932	22,754	4,482	9,288	1,387	12,946	2,118	56,907
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	135	—	135
Total all other A&D	3,932	22,754	4,482	9,288	1,387	13,081	2,118	57,042
Current period gross charge-offs	—	—	—	—	—	—	—	—
Commercial and industrial:
Pass	12,709	75,378	28,492	14,767	11,648	13,811	60,526	217,331
Special Mention	—	—	2,339	—	—	337	2,374	5,050
Substandard	—	8,923	77	7,122	154	911	2,391	19,578
Total commercial and industrial	12,709	84,301	30,908	21,889	11,802	15,059	65,291	241,959
Current period gross charge-offs	—	—	—	—	—	—	—	—
Residential mortgage:
Residential mortgage - term
Pass	11,844	69,800	91,693	42,233	26,887	145,350	2,105	389,912
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	932	15	234	5,415	43	6,639
Total residental mortgage - term	11,844	69,800	92,625	42,248	27,121	150,765	2,148	396,551
Current period gross charge-offs	—	—	—	—	—	6	—	6
Residential mortgage - home equity
Pass	658	5,410	931	523	316	553	50,617	59,008
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	43	—	58	538	639
Total residental mortgage - home equity	658	5,410	931	566	316	611	51,155	59,647
Current period gross charge-offs	—	—	—	—	—	—	—	—
Consumer:
Pass	5,519	14,850	9,006	3,355	1,215	23,813	2,617	60,375
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	17	151	25	8	6	5	212
Total consumer	5,519	14,867	9,157	3,380	1,223	23,819	2,622	60,587
Current period gross charge-offs	46	105	177	1	—	4	—	333
Total Portfolio Loans
Pass	38,456	297,056	193,630	140,497	108,276	330,493	124,806	1,233,214
Special Mention	—	—	3,440	—	—	6,573	2,374	12,387
Substandard	—	8,940	1,160	7,205	2,776	19,822	3,576	43,479
Total Portfolio Loans	$38,456	$305,996	$198,230	$147,702	$111,052	$356,888	$130,756	$1,289,080
Current YTD Period:
Current period gross charge-offs	46	105	177	1	—	10	—	339

(in thousands)	2022	2021	2020	2019	2018	2017 and Prior	Revolving	Total Portfolio Loans
December 31, 2022
Commercial real estate:
Non owner-occupied
Pass	$67,429	$31,710	$48,421	$41,221	$19,414	$42,069	$1,570	$251,834
Special Mention	—	—	—	—	—	6,289	—	6,289
Substandard	—	—	—	—	—	11,935	—	11,935
Total non-owner occupied	67,429	31,710	48,421	41,221	19,414	60,293	1,570	270,058
Current period gross charge-offs	—	—	—	—	—	—	—	—
All other CRE
Pass	24,655	26,947	22,906	27,213	8,873	67,691	4,790	183,075
Special Mention	—	1,111	—	—	—	—	—	1,111
Substandard	—	—	—	3,006	—	357	1,224	4,587
Total all other CRE	24,655	28,058	22,906	30,219	8,873	68,048	6,014	188,773
Current period gross charge-offs	—	—	—	—	—	—	—	—
Acquisition and development:
1-4 family residential construction
Pass	15,629	1,453	151	—	—	210	2,194	19,637
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total acquisition and development	15,629	1,453	151	—	—	210	2,194	19,637
Current period gross charge-offs	—	—	—	—	—	20	—	20
All other A&D
Pass	18,733	4,979	9,755	1,408	558	12,961	2,419	50,813
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	146	—	146
Total all other A&D	18,733	4,979	9,755	1,408	558	13,107	2,419	50,959
Current period gross charge-offs	—	—	—	—	—	—	—	—
Commercial and industrial:
Pass	83,608	30,451	15,982	12,707	5,013	9,528	63,668	220,957
Special Mention	—	2,555	—	—	—	338	2,134	5,027
Substandard	8,923	—	7,167	173	634	311	2,204	19,412
Total commercial and industrial	92,531	33,006	23,149	12,880	5,647	10,177	68,006	245,396
Current period gross charge-offs	—	97	34	3	—	—	—	134
Residential mortgage:
Residential mortgage - term
Pass	64,930	93,665	42,784	27,120	14,132	133,397	2,306	378,334
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	16	237	143	5,634	23	6,053
Total residental mortgage - term	64,930	93,665	42,800	27,357	14,275	139,031	2,329	384,387
Current period gross charge-offs	—	—	—	—	—	28	—	28
Residential mortgage - home equity
Pass	5,739	957	538	328	97	478	51,232	59,369
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	44	—	21	40	550	655
Total residental mortgage - home equity	5,739	957	582	328	118	518	51,782	60,024
Current period gross charge-offs	—	—	—	—	12	6	—	18
Consumer:
Pass	16,748	10,495	3,845	1,596	687	24,096	2,654	60,121
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	92	27	9	7	—	4	139
Total consumer	16,748	10,587	3,872	1,605	694	24,096	2,658	60,260
Current period gross charge-offs	36	494	18	37	11	40	—	636
Total Portfolio Loans
Pass	297,471	200,657	144,382	111,593	48,774	290,430	130,833	1,224,140
Special Mention	—	3,666	—	—	—	6,627	2,134	12,427
Substandard	8,923	92	7,254	3,425	805	18,423	4,005	42,927
Total Portfolio Loans	$306,394	$204,415	$151,636	$115,018	$49,579	$315,480	$136,972	$1,279,494
Current YTD Period:
Current period gross charge-offs	$36	$591	$52	$40	$23	$94	$—	$836

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past.

The following tables present loan balances by year of origination segregated by performing and non-performing loans for the periods presented:

(in thousands)	2023	2022	2021	2020	2019	2018 and Prior	Revolving	Total Portfolio Loans
March 31, 2023
Commercial real estate:
Non owner-occupied
Performing	$694	$66,354	$31,448	$48,257	$40,497	$78,436	$1,558	267,244
Nonperforming	—	—	—	—	—	85	—	85
Total non-owner occupied	694	66,354	31,448	48,257	40,497	78,521	1,558	267,329
All other CRE
Performing	2,220	25,934	27,531	22,074	28,706	74,830	4,732	186,027
Nonperforming	—	—	—	—	—	—	—	—
Total all other CRE	2,220	25,934	27,531	22,074	28,706	74,830	4,732	186,027
Acquisition and development:
1-4 family residential construction
Performing	880	16,576	1,148	—	—	202	1,132	19,938
Nonperforming	—	—	—	—	—	—	—	—
Total acquisition and development	880	16,576	1,148	—	—	202	1,132	19,938
All other A&D
Performing	3,932	22,754	4,482	9,288	1,387	12,946	2,118	56,907
Nonperforming	—	—	—	—	—	135	—	135
Total all other A&D	3,932	22,754	4,482	9,288	1,387	13,081	2,118	57,042
Commercial and industrial:
Performing	12,709	84,301	30,908	21,889	11,802	15,059	65,291	241,959
Nonperforming	—	—	—	—	—	—	—	—
Total commercial and industrial	12,709	84,301	30,908	21,889	11,802	15,059	65,291	241,959
Residential mortgage:
Residential mortgage - term
Performing	11,844	69,800	92,625	42,248	26,887	148,332	2,111	393,847
Nonperforming	—	—	—	—	234	2,433	37	2,704
Total residental mortgage - term	11,844	69,800	92,625	42,248	27,121	150,765	2,148	396,551
Residential mortgage - home equity
Performing	658	5,410	931	523	316	552	50,899	59,289
Nonperforming	—	—	—	43	—	59	256	358
Total residental mortgage - home equity	658	5,410	931	566	316	611	51,155	59,647
Consumer:
Performing	5,519	14,867	9,157	3,380	1,223	23,757	2,621	60,524
Nonperforming	—	—	—	—	—	62	1	63
Total consumer	5,519	14,867	9,157	3,380	1,223	23,819	2,622	60,587
Total Portfolio Loans
Performing	38,456	305,996	198,230	147,659	110,818	354,114	130,462	1,285,735
Nonperforming	—	—	—	43	234	2,774	294	3,345
Total Portfolio Loans	$38,456	$305,996	$198,230	$147,702	$111,052	$356,888	$130,756	$1,289,080

(in thousands)	2022	2021	2020	2019	2018	2017 and Prior	Revolving	Total Portfolio Loans
December 31, 2022
Commercial real estate:
Non owner-occupied
Performing	$67,429	$31,710	$48,421	$41,221	$19,414	$60,206	$1,570	269,971
Nonperforming	—	—	—	—	—	87	—	87
Total non-owner occupied	67,429	31,710	48,421	41,221	19,414	60,293	1,570	270,058
All other CRE
Performing	24,655	28,058	22,906	30,219	8,873	67,990	6,014	188,715
Nonperforming	—	—	—	—	—	58	—	58
Total all other CRE	24,655	28,058	22,906	30,219	8,873	68,048	6,014	188,773
Acquisition and development:
1-4 family residential construction
Performing	15,629	1,453	151	—	—	210	2,194	19,637
Nonperforming	—	—	—	—	—	—	—	—
Total acquisition and development	15,629	1,453	151	—	—	210	2,194	19,637
All other A&D
Performing	18,733	4,979	9,755	1,408	558	12,962	2,419	50,814
Nonperforming	—	—	—	—	—	145	—	145
Total all other A&D	18,733	4,979	9,755	1,408	558	13,107	2,419	50,959
Commercial and industrial:
Performing	92,531	33,006	23,149	12,880	5,647	10,177	68,006	245,396
Nonperforming	—	—	—	—	—	—	—	—
Total commercial and industrial	92,531	33,006	23,149	12,880	5,647	10,177	68,006	245,396
Residential mortgage:
Residential mortgage - term
Performing	64,930	93,665	42,800	27,120	14,198	136,228	2,313	381,254
Nonperforming	—	—	—	237	77	2,803	16	3,133
Total residental mortgage - term	64,930	93,665	42,800	27,357	14,275	139,031	2,329	384,387
Residential mortgage - home equity
Performing	5,739	957	538	328	115	478	51,515	59,670
Nonperforming	—	—	44	—	3	40	267	354
Total residental mortgage - home equity	5,739	957	582	328	118	518	51,782	60,024
Consumer:
Performing	16,748	10,581	3,872	1,605	694	24,077	2,658	60,235
Nonperforming	—	6	—	—	—	19	—	25
Total consumer	16,748	10,587	3,872	1,605	694	24,096	2,658	60,260
Total Portfolio Loans
Performing	306,394	204,409	151,592	114,781	49,499	312,328	136,689	1,275,692
Nonperforming	—	6	44	237	80	3,152	283	3,802
Total Portfolio Loans	$306,394	$204,415	$151,636	$115,018	$49,579	$315,480	$136,972	$1,279,494

Note 6 - Other Real Estate Owned, net

The following table presents the components of other real estate owned (“OREO”) at March 31, 2023 and December 31, 2022:

(in thousands)	March 31, 2023	December 31, 2022
Acquisition and development	$4,598	$4,670
Residential mortgage	—	63
Total OREO, net	$4,598	$4,733

The following table presents the activity in the OREO valuation allowance for the three month period ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Balance beginning of period	$453	$453
Fair value adjustment	32	—
Sales of OREO	(148)	—
Balance at end of period	$337	$453

The following table presents the components of OREO (income)/expenses, net, for the three month periods ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Gains on sale of real estate, net	$(36)	$—
Fair value adjustment, net	32	—
Expenses, net	129	96
Rental and other income	(1)	(1)
Total OREO expenses, net	$124	$95

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

The fair value of investments is determined using a market approach.  As of March 31, 2023, the U.S. Government agencies and treasuries, residential and commercial mortgage-backed securities, collateralized mortgage obligations, and state and political subdivisions bonds, excluding the tax increment financing (“TIF”) bonds, were classified as Level 2 within the valuation hierarchy.  Their fair values were determined based upon market-corroborated inputs and valuation matrices, which were obtained through third party data service providers or securities brokers through which the Corporation has historically transacted both purchases and sales of investment securities.  The TIF bonds and collateralized debt obligation (“CDO”) portfolio, which consists of pooled trust preferred securities issued by banks, thrifts, and insurance companies, are classified as Level 3 within the valuation hierarchy.  The CDO fair values are determined by a third party using a discounted cash flow model.

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

Nonrecurring Basis  –

Individually Evaluated Loans- Individual loans with borrowers experiencing financial difficulty and with a remaining principal balance of $0.1 million or more are evaluated for potential specific reserves and adjusted, if a shortfall exists, to fair value less costs to sell.  Fair value is measured based on the value of the value of the underlying collateral securing the loan if repayment is expected solely from the sale of operation of the collateral or present value of estimated future cash flows discounted at the loan’s contractual interest rate if the loan is not determined to be collateral dependent.

Fair value for individually evaluated loans is determined using several methods.  Generally, the fair value of real estate is determined based on appraisals by qualified licensed appraisals.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available.  These routine adjustments are made to adjust the value of a specific property relative to comparable properties for variations in qualitities such as location, size, and income production capacity relative to the subject property of the appraisal.

Subsequent to the initial impairment date, existing individually evaluated loans are reevaluated quarterly for additional impairment and adjustments to fair value less costs to sell are made, where appropriate.  For individually evaluated loans, the first state of our impairment analysis involves inspection of the property in question to affirm the condition has not deteriorated since the previous impairment analysis date.  Management also engages in conversations with local real estate professionals and market participants to determine the likely marketing time and value range for the property.  The second state involves an assessment of current trends in the regional market.  After thorough consideration of these factors, management will order a new appraisal.

For non-individually evaluated loans, the fair value is determined by updating the present value of estimated future cash flows using the loan’s existing rate to reflect the payment schedule for the remaining life of the loan.

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

For assets measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2023 and December 31, 2022 were as follows:

		Fair Value Measurements at March 31, 2023 Using
		Quoted
		Prices in	Significant
	Assets	Active Markets	Other	Significant
	Measured at	for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
(in thousands)	03/31/23	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$9,653		$9,653
Residential mortgage-backed agencies	$37,281		$37,281
Commercial mortgage-backed agencies	$30,494		$30,494
Collateralized mortgage obligations	$20,977		$20,977
Obligations of states and political subdivisions	$10,629		$10,629
Corporate bonds	$830		$830
Collateralized debt obligations	$14,114			$14,114
Financial derivatives	$880		$880
Non-recurring:
Equity Investment	$1,796			$1,796

		Fair Value Measurements at December 31, 2022 Using
		Quoted
		Prices in	Significant
	Assets/(liabilities)	Active Markets	Other	Significant
	Measured at	for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
(in thousands)	12/31/22	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$9,462		$9,462
Residential mortgage-backed agencies	$37,401		$37,401
Commercial mortgage-backed agencies	$30,732		$30,732
Collateralized mortgage obligations	$21,044		$21,044
Obligations of states and political subdivisions	$10,492		$10,492
Corporate bonds	$887		887
Collateralized debt obligations	$15,871			$15,871
Financial derivatives	$1,068		$1,068
Non-recurring:
Impaired loans, net	$211			$211
Equity investment	$1,796			$1,796
Other real estate owned	$—			$—

At March 31, 2023, individually evaluated loans had a net carrying amount of $2.3 million with no valuation allowance.

At December 31, 2022, the fair value of impaired loans with a valuation allowance or charge-off was $1.0 million, net of valuation allowances of $64,700 and charge-offs of $1.3 million. During the year ended December 31, 2022, changes to the valuation allowance or additional charge off activity was recorded on loans with a net balance of approximately $0.4 million.

There were no transfers of assets between any of the fair value hierarchy for the three month periods ended March 31, 2023 or 2022.

For Level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2023 and December 31, 2022, the significant unobservable inputs used in the fair value measurements were as follows:

(in thousands)	Fair Value at March 31, 2023	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:
Investment Securities – available for sale -CDO	$14,114	Discounted Cash Flow	Discount Margin	Range of low to mid 500 and low to high 700

Non-recurring:
Individually Evaluated Loans, net	$-	Market Comparable Properties	Marketability Discount	N/A

Equity Investment	$2,161	Market Method	Revenue Multiples	2.8x

Other Real Estate Owned	$-	Market Comparable Properties	Marketability Discount	N/A

(in thousands)	Fair Value at December 31, 2022	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:
Investment Securities – available for sale -CDO	$15,871	Discounted Cash Flow	Discount Rate	Range of low to mid 300 and low to high 400

Non-recurring:
Impaired Loans, net	$211	Market Comparable Properties	Marketability Discount	10.0% - 15.0%

Equity Investment	$1,796	Market Method	Revenue Multiples	2.8x

Other Real Estate Owned	$-	Market Comparable Properties	Marketability Discount	N/A

(1)	Range would include discounts taken since appraisal and estimated values

The following tables show a reconciliation of the beginning and ending balances for fair valued assets measured on a recurring basis using Level 3 significant unobservable inputs for the three month period ended March 31, 2023 and 2022:

Fair Value Measurements
Using Significant Unobservable Inputs
(Level 3)
Investment Securities
(in thousands)	Available for Sale
Beginning balance January 1, 2023	$15,871
Total losses realized/unrealized:
Included in other comprehensive loss	(1,757)
Ending balance March 31, 2023	$14,114

Fair Value Measurements
Using Significant Unobservable Inputs
(Level 3)
Investment Securities
(in thousands)	Available for Sale
Beginning balance January 1, 2022	$17,192
Total losses realized/unrealized:
Included in other comprehensive loss	127
Ending balance March 31, 2022	$17,319

There were no gains or losses included in earnings attributable to the change in realized/unrealized gains or losses related to the assets for the three month periods ended March 31, 2023 or 2022.

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

The following tables present fair value information about financial instruments, whether or not recognized in the Consolidated Statement of Financial Condition, for which it is practicable to estimate that value. The actual carrying amounts and estimated fair values of the Corporation’s financial instruments that are included in the Consolidated Statement of Financial Condition are as follows:

	March 31, 2023		Fair Value Measurements
			Quoted
			Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$154,022	$154,022	$154,022
Interest bearing deposits in banks	1,873	1,873	1,873
Investment securities - AFS	123,978	123,978		$109,864	$14,114
Investment securities - HTM	233,083	205,745		185,484	20,261
Restricted bank stock	4,490	N/A
Loans held for sale	184	184			184
Loans, net	1,271,952	1,184,033			1,184,033
Financial derivatives	880	880		880
Accrued interest receivable	6,519	6,519		1,103	5,416
Financial Liabilities:
Deposits - non-maturity	1,412,743	1,412,743		1,412,743
Deposits - time deposits	178,542	178,399		178,399
Short-term borrowed funds	52,030	52,030		52,030
Long-term borrowed funds	110,929	110,929		110,929
Accrued interest payable	473	473		473

	December 31, 2022		Fair Value Measurements
			Quoted
			Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$72,720	$72,720	$72,720
Interest bearing deposits in banks	1,595	1,595	1,595
Investment securities - AFS	125,889	125,889		$110,018	$15,871
Investment securities - HTM	235,659	203,080		182,380	20,700
Restricted bank stock	1,027	N/A
Loan held for sale	—	—
Loans, net	1,264,684	1,177,702			1,177,702
Financial derivative	1,068	1,068		1,068
Accrued interest receivable	6,051	6,051		6,051
Financial Liabilities:
Deposits - non-maturity	1,450,210	1,450,210		1,450,210
Deposits - time deposits	120,523	120,083		120,083
Financial derivatives	—	—		—
Short-term borrowed funds	64,565	64,565		64,565
Long-term borrowed funds	30,929	30,909		30,909
Accrued interest payable	151	151		151

Note 8 – Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive loss for the 12 months ended December 31, 2022 and the three month period ended March 31, 2023:

	Investment	Investment
	securities-	securities-	Investment
	with OTTI	all other	securities-	Cash Flow	Pension
(in thousands)	AFS	AFS	HTM	Hedge	Plan	SERP	Total
Accumulated OCL, net:
Balance - January 1, 2022	$(949)	$(5,749)	$(134)	$(319)	$(18,108)	$(2,055)	$(27,314)
Other comprehensive income/(loss) before reclassifications	(614)	(10,629)	(6,120)	1,116	684	2,430	(13,133)
Amounts reclassified from accumulated other comprehensive loss	(148)	(2)	551	—	821	199	1,421
Balance - December 31, 2022	$(1,711)	$(16,380)	$(5,703)	$797	$(16,603)	$574	$(39,026)
Other comprehensive income/(loss) before reclassifications	(1,180)	985	—	(138)	123	—	(210)
Amounts reclassified from accumulated other comprehensive loss	(37)	—	133	—	184	(1)	279
Balance - March 31, 2023	$(2,928)	$(15,395)	$(5,570)	$659	$(16,296)	$573	$(38,957)

The following tables present the components of other comprehensive income/(loss) for the three month period ended March 31, 2023 and 2022:

	Before	Tax
Components of Other Comprehensive Income	Tax	(Expense)
(in thousands)	Amount	Benefit	Net
For the three months ended March 31, 2023
Available for sale (AFS) securities with OTTI:
Unrealized holding losses	$(1,606)	$426	$(1,180)
Less: accretable yield recognized in income	50	(13)	37
Net unrealized losses on investments with OTTI	(1,656)	439	(1,217)
Available for sale securities – all other:
Unrealized holding gains	1,340	(355)	985
Held to maturity securities:
Unrealized holding losses on securities transferred to held to maturity	—	—	—
Less: amortization recognized in income	(181)	48	(133)
Net unrealized gains on HTM securities	181	(48)	133
Cash flow hedges:
Unrealized holding losses	(188)	50	(138)
Pension Plan:
Unrealized net actuarial gain	168	(45)	123
Less: amortization of unrecognized loss	(250)	66	(184)
Net pension plan liability adjustment	418	(111)	307
SERP:
Unrealized net actuarial loss	—	—	—
Less: amortization of unrecognized gain	2	(1)	1
Net SERP liability adjustment	(2)	1	(1)
Other comprehensive income	$93	$(24)	$69

	Before	Tax
Components of Other Comprehensive Loss	Tax	(Expense)
(in thousands)	Amount	Benefit	Net
For the three months ended March 31, 2022
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$141	$(38)	$103
Less: accretable yield recognized in income	50	(13)	37
Net unrealized gains on investments with OTTI	91	(25)	66
Available for sale securities – all other:
Unrealized holding losses	(10,844)	2,901	(7,943)
Unrealized holding losses on securities transferred from available for sale to held to maturity	8,328	(2,228)	6,100
Less: gains recognized in income	3	(1)	2
Net unrealized losses on all other AFS securities	(2,519)	674	(1,845)
Held to maturity securities:
Unrealized holding losses on securities transferred to held to maturity	(8,328)	2,228	(6,100)
Less: amortization recognized in income	(94)	25	(69)
Net unrealized loss on HTM securities	(8,234)	2,203	(6,031)
Cash flow hedges:
Unrealized holding gains	839	(225)	614
Pension Plan:
Unrealized net actuarial loss	(3,620)	969	(2,651)
Less: amortization of unrecognized loss	(279)	75	(204)
Net pension plan liability adjustment	(3,341)	894	(2,447)
SERP:
Less: amortization of unrecognized loss	(68)	18	(50)
Less: amortization of prior service costs	—	—	—
Net SERP liability adjustment	68	(18)	50
Other comprehensive loss	$(13,096)	$3,503	$(9,593)

The following table presents the details of amounts reclassified from accumulated other comprehensive loss for the three month period ended March 31, 2023 and 2022:

Amounts Reclassified from	Three Months Ended
Accumulated Other Comprehensive Loss	March 31,		Affected Line Item in the Statement
(in thousands)	2023	2022	Where Net Income is Presented
Net unrealized gains on available for sale investment securities with OTTI:
Accretable yield	$50	$50	Interest income on taxable investment securities
Taxes	(13)	(13)	Credit for income tax expense
	$37	$37	Net of tax
Net unrealized gains on available for sale investment securities - all others:
Gains recognized	$—	$3	Net gains
Taxes	—	(1)	Provision for income tax expense
	$—	$2	Net of tax
Net unrealized losses on held to maturity securities:
Amortization	$(181)	$(94)	Interest income on taxable investment securities
Taxes	48	25	Provision for income tax expense
	$(133)	$(69)	Net of tax
Net pension plan liability adjustment:
Amortization of unrecognized loss	$(250)	$(279)	Other Expense
Taxes	66	75	Provision for income tax expense
	$(184)	$(204)	Net of tax
Net SERP liability adjustment:
Amortization of unrecognized gain/(loss)	$2	$(68)	Other Expense
Taxes	(1)	18	(Credit)/provision for income tax expense
	$1	$(50)	Net of tax
Total reclassifications for the period	$(279)	$(284)	Net of tax

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

Pursuant to First United Corporation’s director compensation policy, each director receives an annual retainer of 1,000 shares of First United Corporation common stock, plus $15,000 to be paid, at the director’s election, in cash or additional shares of common stock.   In May 2022, a total of 14,940 fully vested shares of common stock were issued to directors, which had a grant date fair value of $18.92 per share.  In January 2023, a total of 333 fully vested shares of common stock were issued to a new director, which had a grant date fair value of $19.36 per share.  Director stock compensation expense was $75,501 for the three months ended March 31, 2023 and $58,858 for the three months ended March 31, 2022.

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

In the first quarter of 2020, RSUs were granted relating to 9,791 performance vesting shares (target level) for 2019 LTIP plan for the performance period ending December 31, 2021 and 10,143 performance vesting shares and 5,070 time vesting shares (target level) for 2020 LTIP plan for the performance period ending December 31, 2022, which had a grant date fair market value of $12.54 per share of common stock underlying each RSU.  The 2020 plan has a performance period for the performance-vesting RSUs of three years ending December 31, 2022 and the time-vesting RSUs will vest ratably over a three year period that began on March 26, 2021.  On March 9, 2022, 14,688 shares of the 2019 LTIP performance plan were issued at maximum performance level. On March 8, 2023, 15,216 shares relating to the 2020 performance plan (maximum level) were issued.  On March 26, 2021, 1,690 of the 5,070 time vesting shares were issued to participants.  On March 28, 2022, 1,688  shares of the 3,380 remaining time vesting shares were issued to participants.  On March 26, 2023, 1,692  shares of the remaining time vesting shares were issued to participants.  Stock compensation expense was $15,896 for the three months ended March 31, 2023 and $26,127 for the three month period ended March 31, 2022. All compensation expense related to the 2019 LTIP was recognized as of March 31, 2022.  All compensation expense related to the 2020 LTIP plans has been recognized as of March 31, 2023.

In May 2021, RSUs relating to 7,389 performance vesting shares and 3,693 time vesting shares (target level) for plan year 2021 were granted, which had a grant date fair market value of $17.93 per share of common stock underlying each RSU.  The performance period for the performance-vesting RSUs is the three year period ending December 31, 2023.  The time-vesting RSUs will vest ratably over a three year period beginning on May 5, 2022. On May 5, 2022, 1,230 shares of the 3,693 time-vesting RSUs were issued to participants.  Stock compensation expense was $16,571 for both of the three month periods ended March 31, 2023 and 2022.  Unrecognized compensation expense as of March 31, 2023 related to unvested units was $71,809.

In March 2022, RSUs relating to 8,096 performance vesting shares and 6,238 time vesting shares (target level) for plan year 2022 were granted, which had a grant date fair market value of $21.88 per share of common stock underlying each RSU.  The performance period for the performance-vesting RSUs is the three year period ending December 31, 2024.  The time-vesting RSUs will vest ratably over a three year period beginning on March 9, 2023.  On March 9, 2023 2,079 shares of the 6,238 time-vesting RSUs were issued to participants. Stock compensation expense was $26,145 for the three months ended March 31, 2023. Unrecognized compensation expense as of March 31, 2023 related to unvested units was $209,162.

In March 2023, RSUs relating to 10,214 performance vesting shares and 7,920 time vesting shares (target level) for plan year 2023 were granted, which had a grant date fair market value of $18.25 per share of common stock underlying each RSU.  The performance period for the performance-vesting RSUs is the three year period ending December 31, 2025.  The time-vesting RSUs will vest ratably over a three year period beginning on March 15, 2024. Unrecognized compensation expense as of March 31, 2023 related to unvested units was $331,018.

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

In March 2016, the Corporation entered into four interest rate swap contracts totaling $30.0 million notional amount, hedging future cash flows associated with floating rate trust preferred debt. As of March 31, 2023, $15.0 million notional amount remains.

The fair value of the interest rate swap contracts was $0.9 million and $1.1 million at March 31, 2023 and December 31, 2022, respectively.

For the three months ended March 31, 2023, the Corporation recorded an decrease in the value of the derivatives of $0.2 million and the related deferred tax of $0.1 million in net accumulated other comprehensive income to reflect the effective portion of cash flow hedges.  ASC Subtopic 815-30 requires the net accumulated other comprehensive loss to be reclassified to earnings if the hedge becomes ineffective or is terminated. There was no hedge ineffectiveness recorded for the three months ended March 31, 2023. The Corporation does not expect any material losses relating to these hedges to be reclassified into earnings within the next 12 months.

Interest rate swap agreements are entered into with counterparties that meet established credit standards and the Corporation believes that the credit risk inherent in these contracts is not significant as of March 31, 2023.

The table below discloses the impact of derivative financial instruments on the Corporation’s Consolidated Financial Statements for the three month periods ended March 31, 2023 and 2022.

Derivative in Cash Flow Hedging Relationships
Amount of gain or
(loss) recognized in
	Amount of gain or	Amount of gain or	income or derivative
	(loss) recognized in	(loss) reclassified from	(ineffective portion
	OCI on derivative	accumulated OCI into	and amount excluded
	(effective portion),	income (effective	from effectiveness
(in thousands)	net of tax	portion) (a)	testing) (b)
Interest rate contracts:
Three months ended:
March 31, 2023	$(138)	$—	$—
March 31, 2022	614	—	—

Notes:

(a)	Reported as interest expense
(b)	Reported as other income

Note 11 – Regulatory Capital Requirements

The following table presents our capital ratios as of March 31, 2023 and December 31, 2022.

	March 31, 2023	December 31, 2022	Required for Capital Adequacy Purposes	Required to be Well Capitalized
Total Capital (to risk-weighted assets)	14.25%	14.37%	8.00%	10.00%
Tier 1 Capital (to risk-weighted assets)	13.00%	13.29%	6.00%	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)	13.00%	13.29%	4.50%	6.50%
Tier 1 Capital (to average assets)	10.00%	10.01%	4.00%	5.00%

As of March 31, 2023 and December 31, 2022, the Bank was considered “well capitalized” under the regulatory framework for prompt corrective action.  We adopted CECL effective January 1, 2023 and elected not to implement the regulatory agencies’ capital transition and instead opted to record the impact to ouc capital ratios immediately upon implementation.

Effective with the implementation of CECL, a $2.2 million, net of tax, adjustment was made to retained earnings.  The adjustment did not have a material impact to our capital ratios.

Note 12 – Deposits

The following table summarizes deposits as of March 31, 2023 and December 31, 2022.

(dollars in thousands)	March 31, 2023		December 31, 2022

Non-Interest-bearing deposits:	$468,554	30%	$506,613	32%
Interest-bearing deposits:
Demand	362,585	23%	327,685	21%
Money Market	339,163	21%	365,192	23%
Savings deposits	242,441	15%	250,720	16%
Time deposits- retail	117,461	7%	120,523	8%
Time deposits- brokered	61,081	4%	—	0%
Total Deposits	$1,591,285	100%	$1,570,733	100%

The following table summarizes the percentage of deposits that are insured by deposit insurance or otherwise fully collateralized by securities compared to uninsured deposits as of March 31, 2023 and December 31, 2022.

	March 31, 2023		December 31, 2022
(dollars in thousands)	Balance	Percent	Balance	Percent
Insured/collateralized deposits	$1,125,896	71%	$1,118,190	71%
Uninsured deposits	465,389	29%	452,543	29%
	$1,591,285	100%	$1,570,733	100%

The following table summarizes the percentage of deposit balances from retail customers compared to business customers as March 31, 2023 and December 31, 2022.

	March 31, 2023		December 31, 2022
(dollars in thousands)	Balance	Percent	Balance	Percent
Retail deposits	$820,063	52%	$855,014	54%
Business deposits	771,222	48%	715,719	46%
	$1,591,285	100%	$1,570,733	100%

Deposit outflows experienced in the latter half of 2022 and in January 2023 were due to the competitive pricing landscape and inflationary spending.  Changes in deposit levels were not directly related to recent market disruptions.

Note 13 – Borrowed Funds

The following is a summary of borrowings:

(Dollars in thousands)	Three Months Ended March 31, 2023	Year Ended December 31, 2022
Securities sold under agreements to repurchase:
Outstanding at end of period	$52,030	$64,565
Weighted average interest rate at end of period	0.22%	0.12%
Maximum amount outstanding as of any month end	$53,892	$75,912
Average amount outstanding	$57,364	$63,182
Approximate weighted average rate during the period	0.22%	0.12%
FHLB advances, bearing fixed interest at rates ranging from 4.53% to 4.69% at March 31, 2023	$80,000	$-
Junior subordinated debt, bearing variable interest rate of 7.66% at March 31, 2023 and 7.49% at December 31, 2022	$30,929	$30,929

Short term borrowings decreased $12.5 million since December 31, 2022, driven by the utilization of cash by municipalities in our Treasury Management product.

At March 31, 2023, the repurchase agreements were secured by $67.3 million in investment securities issued by government related agencies.  A minimum of 102% of fair value is pledged against account balances.

Long-term borrowings increased by $80.0 million due to management’s decision to implement the contingency funding plan in regards to the market disruption.  Two new borrowings totaling $80.0 million with maturities of 12 and 18 months in FHLB advances were obtained in the first quarter.

Note 14 – Segment Reporting

Currently, the Company conducts business in two operating segments:  (i) Community Banking and (ii) Trust and Investment Services.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies provided earlier in this report.

Business activity for the operating segments are as follows:

Community Banking:  The Community Banking segment is conducted through the Bank and involves delivering a broad range of financial products and services, including various loan and deposit products, to consumer, business, and not-for-profit customers.  Parent company income and assets are included in the Community Banking segment, as the majority of parent company functions are related to this segment.  Major revenue sources include net interest income, gains on sales of mortgage loans, and service charges on deposit accounts.  Expenses include personnel, occupancy, marketing, equipment, and other expenses.  Non-cash charges other than depreciation of fixed assets were immaterial for the three months ended March 31, 2023 and 2022.

Trust and Investment Services:  The Trust and Investment Services segment is conducted through the Bank and offers corporate trustee services, trust and estate administration, IRA administration and custody services.  Revenues for this segment is generated from administration, service and custody fees, as well as management fees that are derived from Assets Under Management.  Expenses include personnel, occupancy, marketing, equipment, and other expenses.   Non-cash charges associated with amortization of intangibles were approximately $52,000 thousand for the three months ended March 31, 2023 and 2022.

Information for the operating segments for the periods indicated are presented in the following tables:

	Three Months Ended
	March 31, 2023
		Trust and
	Community	Investment
(in thousands)	Banking	Services	Total
Interest income	$17,829	$-	$17,829
Interest expense	3,311	-	3,311
Credit loss expense	543	-	543
Non-interest income	2,125	2,268	4,393
Non-interest expense	11,385	1,253	12,638
Income before income taxes and intercompany fees	4,715	1,015	5,730
Intercompany management fee income (expense)	3	(3)	-
Income before income taxes	4,718	1,012	5,730
Income tax expense	1,143	212	1,355
Net income	$3,575	$800	$4,375

	Three Months Ended
	March 31, 2022
		Trust and
	Community	Investment
(in thousands)	Banking	Services	Total
Interest income	$14,147	$-	$14,147
Interest expense	806	-	806
Credit for loan losses	(421)	-	(421)
Non-interest income	2,025	2,409	4,434
Non-interest expense	9,377	1,203	10,580
Income before income taxes and intercompany fees	6,410	1,206	7,616
Intercompany management fee income (expense)	3	(3)	-
Income before income taxes	6,413	1,203	7,616
Income tax expense	1,647	254	1,901
Net income	$4,766	$949	$5,715

Total non-fiduciary assets of the trust and investment services segment were $0.9 million (including $0.8 million in intangible assets) as of March 31, 2023 and $1.1 million (including $1.0 million in intangible assets) as of March 31, 2022.  All other assets were allocated to the Community Banking segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and analysis is intended as a review of material changes in and significant factors affecting the financial condition and results of operations of First United Corporation and its consolidated subsidiaries for the periods indicated. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and the notes thereto contained in Item 1 of Part I of this report, as well as the audited consolidated financial statements and related notes included in First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

FIRST UNITED CORPORATION

First United Corporation is a Maryland corporation chartered in 1985 and a financial holding company registered with the Board of Governors of the Federal Reserve System (the “FRB”) under the Bank Holding Company Act of 1956, as amended, that elected financial holding company status in 2021.  The Corporation’s primary business is serving as the parent company of First United Bank & Trust, a Maryland trust company (the “Bank”), First United Statutory Trust I (“Trust I”) and First United Statutory Trust II (“Trust II” and together with Trust I, “the Trusts”), both Connecticut statutory business trusts, and First United Legacy Advisors, LLC, a Maryland limited liability company (“FULA”).  The Trusts were formed for the purpose of selling trust preferred securities that qualified as Tier 1 capital.  FULA was formed to provide investment advice and related services, but it is not yet active.  The Bank has two consumer finance company subsidiaries- OakFirst Loan Center, Inc., a West Virginia corporation, and OakFirst Loan Center, LLC, a Maryland limited liability company – and two subsidiaries that it uses to hold real estate acquired through foreclosure or by deed in lieu of foreclosure – First OREO Trust, a Maryland statutory trust, and FUBT OREO I, LLC, a Maryland limited liability company.  In addition, the Bank owns 99.9% of the limited partnership interests in Liberty Mews Limited Partnership, a Maryland limited partnership formed for the purpose of acquiring, developing and operating low-income housing units in Garrett County, Maryland (“Limited Mews”), and a 99.9% non-voting membership interest in MCC FUBT Fund, LLC, an Ohio limited liability company formed for the purpose of acquiring, developing and operating low-income housing units in Allegany County, Maryland (the “MCC Fund”).

At March 31, 2023, the Corporation’s total assets were $1.9 billion, net loans were $1.3 billion, and deposits were $1.6 billion. Shareholders’ equity at March 31, 2023 was $152.9 million.

The Corporation maintains an Internet site at www.mybank.com on which it makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC.

SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data for the three month periods ended March 31, 2023 and 2022 and is qualified in its entirety by the detailed information and unaudited financial statements, including the notes thereto, included elsewhere in this quarterly report.

	As of the three months ended
	March 31,
	2023	2022
Per Share Data
Basic net income per common share	$0.66	$0.86
Diluted net income per common share	$0.65	$0.86
Basic book value per common share	$22.85	$20.22
Diluted book value per common share	$22.81	$20.19

Significant Ratios:

Return on Average Assets (a)	0.94%	1.31%

Return on Average Equity (a)	11.87%	16.49%

Average Equity to Average Assets	7.90%	7.94%

Capital Ratios:

Consolidated Total Capital (to risk weighted assets)	16.15%	15.67%
Consolidated Tier 1 Capital (to risk weighted assets)	14.90%	14.52%
Consolidated Common Equity Tier 1 Capital (to risk weighted assets)	12.82%	12.42%
Consolidated Tier 1 Capital (to average assets)	11.47%	10.94%

RESULTS OF OPERATIONS

Overview

Consolidated net income was $4.4 million for the first quarter of 2023 compared to $5.7 million for the first quarter of 2022 and $7.0 million for the fourth quarter of 2022.  Basic net income was $0.66 per share and diluted net income was $0.65 per share for the first quarter of 2023, compared to basic and diluted net income per share of $0.86 for the first quarter of 2022.

The decrease in net income year-over-year was primarily driven by a $1.3 million increase in salaries and employee benefits due to an increase in health insurance costs related to increased claims, as well as increased salary expense for new hires, merit increases effective April 1, 2022, and increased incentive compensation.  Provision for credit losses increased by $1.0 million due to increased qualitative factors related to the potential impact of inflation and rising rates on the cash flows of borrowers.  Data processing expenses increased by $0.1 million, equipment and occupancy expenses increased by $0.1 million and miscellaneous expenses increased by $0.5 million primarily due to increased pension costs.  These increases were partially offset by an increase in net interest income of $1.2 million and a decrease in income tax expense of $0.5 million.

Other operating income, including gains, for the first quarter of 2023 was stable when compared to the same period of 2022.  Increases in service charges and debit card income were offset by a decrease in wealth management income attributable to the decline in market values of assets under management.

Operating expenses increased by $2.1 million when comparing the first quarter of 2023 to the first quarter of 2022.  This increase was driven largely by a $1.3 million increase in salaries and employee benefits attributable to increased salary expense related to new hires and merit increases effective April 1, 2022, increased health insurance costs associated with unusually high claims and increased incentive payouts.  Occupancy, equipment and data processing expenses increased $0.3 million.  Other miscellaneous expenses increased $0.5 million due to increases in charitable contributions, consulting fees, Visa processing fees, continuing education fees, mileage reimbursements, fraud related expense, and pension costs, offset by slight reductions in contract labor, legal and professional, telephone expense, investor relations, debit card expense, and miscellaneous loan fees.

The effective income tax rates as a percentage of income for the three-month period ended March 31, 2023 and March 31, 2022 were 23.6% and 25.0%, respectively.  The decrease in the tax rate for the period was primarily related to a new low-income housing tax credit investment in 2022 that began generating tax credits during the fourth quarter of 2022 and will continue to generate tax credits in 2023 and future years.

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

The tables below summarizes net interest income for the three month periods ended March 31, 2023 and 2022.

	Non-GAAP		GAAP
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(dollars in thousands)	2023	2022	2023	2022
Interest income	$18,056	$14,388	$17,829	$14,147
Interest expense	3,311	806	3,311	806
Net interest income	$14,745	$13,582	$14,518	$13,341
Net interest margin %	3.53%	3.40%	3.48%	3.34%

The following tables set forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the three month period ended March 31 , 2023 and 2022:

	Three Months Ended
	March 31,
	2023			2022
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Loans	$1,279,547	$15,457	4.90%	$1,168,803	$12,450	4.32%
Investment Securities:
Taxable	340,622	1,768	2.11%	363,155	1,406	1.57%
Non taxable	26,104	484	7.52%	28,022	505	7.31%
Total	366,726	2,252	2.49%	391,177	1,911	1.98%
Federal funds sold	40,092	307	3.11%	53,321	18	0.14%
Interest-bearing deposits with other banks	5,001	26	2.11%	5,255	1	0.08%
Other interest earning assets	1,632	14	3.48%	1,029	8	3.15%
Total earning assets	1,692,998	18,056	4.33%	1,619,585	14,388	3.60%
Allowance for loan losses	(14,816)			(15,900)
Non-earning assets	213,929			165,549
Total Assets	$1,892,111			$1,769,234
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$353,072	$888	1.02%	$284,799	$89	0.13%
Interest-bearing money markets	340,128	1,298	1.55%	295,923	63	0.09%
Savings deposits	246,708	79	0.13%	243,919	18	0.03%
Time deposits - Retail	118,667	281	0.96%	154,811	305	0.80%
Time deposits - Brokered	10,180	132	5.26%	—	—	—%
Short-term borrowings	57,364	31	0.22%	59,555	18	0.12%
Long-term borrowings	43,373	602	5.63%	30,929	313	4.10%
Total interest-bearing liabilities	1,169,492	3,311	1.15%	1,069,936	806	0.31%
Non-interest-bearing deposits	545,215			530,672
Other liabilities	27,988			28,109
Shareholders’ Equity	149,416			140,517
Total Liabilities and Shareholders’ Equity	$1,892,111			$1,769,234
Net interest income and spread		$14,745	3.18%		$13,582	3.29%
Net interest margin			3.53%			3.40%

(1)	The above table reflects the average rates earned or paid stated on an FTE basis assuming a 21% tax rate for 2023 and 2022. Non-GAAP interest income on a fully taxable equivalent was $227 and $242, respectively.
(2)	Net interest margin is calculated as net interest income divided by average earning assets.
(3)	The average yields on investments are based on amortized cost.

Net interest income, on a non-GAAP, FTE basis, increased by $1.2 million for the first quarter of 2023 when compared to the first quarter of 2022.  This increase was driven by an increase of $3.7 million in interest income from an overall increase in yield of 73 basis points on interest earning assets and an increase in average balances of $73.4 million.  Interest income on loans increased by $3.0 million due to the increase of 58 basis points in overall yield on the loan portfolio as new loans were booked at higher rates as well as adjustable-rate loans repricing in correlation to the rising rate environment and an increase in average balances of $110.7 million.  Investment income increased by $0.3 million.  The increase of $2.5 million in interest expense was driven by the increase of 82 basis points on interest paid on deposit accounts as well as an increase of $89.3 million in average balances of interest-bearing deposit accounts when compared to 2022.  Increased deposit pricing is a result of the continued pressure on deposits as well as a shift of balances from non-interest-bearing deposits to the interest bearing Insured Cash Sweep (“ICS”) product to ensure full FDIC insurance coverage.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense for our average interest-earning assets and average interest-bearing liabilities for the three month periods ended March 31, 2023 and 2022:

	For the Three months ended March 31, 2023
	compared to the three months ended March 31, 2022
(in thousands and tax equivalent basis)	Volume	Rate	Net
Interest Income:
Loans	$1,196	$1,811	$3,007
Taxable Investments	(88)	450	362
Non-taxable Investments	(35)	14	(21)
Federal funds sold	(5)	294	289
Interest-bearing deposits	0	25	25
Other interest earning assets	5	1	6
Total interest income	1,073	2,595	3,668
Interest Expense:
Interest-bearing demand deposits	22	777	799
Interest-bearing money markets	10	1,226	1,236
Savings deposits	0	61	61
Time deposits - Retail	(72)	48	(24)
Time deposits - Brokered	0	132	132
Short-term borrowings	(1)	14	13
Long-term borrowings	128	162	290
Total interest expense	87	2,420	2,507
Net interest income	$986	$175	$1,161

(1)	The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Credit Losses

Specific allocations have been made for loans where management has determined that the collateral supporting the loans is not adequate to cover the loan balance, and the qualitative factors affecting the ACL/ALL have been adjusted based on the current economic environment and the characteristics of the loan portfolio.

Other Income

The composition of other operating income for the three month periods ended March 31, 2023 and 2022 is illustrated in the following table:

	Income as % of
	Total Other Income
	Three Months Ended
	March 31,
(in thousands)	2023		2022
Service charges on deposit accounts	$516	12%	$465	10%
Other service charges	232	5%	213	5%
Trust department	1,970	46%	2,189	50%
Debit card income	955	22%	886	20%
Bank owned life insurance	305	7%	292	7%
Brokerage commissions	297	7%	220	5%
Other income	64	1%	117	3%
	$4,339	100%	$4,382	100%

Other Operating Expenses

The composition of other operating expenses for the three month periods ended March 31, 2023 and 2022 is illustrated in the following table:

	Expense as % of
	Total Other Operating Expenses
	Three Months Ended
	March 31,
(in thousands)	2023		2022
Salaries and employee benefits	$7,290	57%	$5,968	56%
FDIC premiums	193	2%	174	2%
Equipment	1,092	9%	1,044	10%
Occupancy expense of premises	785	6%	727	7%
Data processing expense	969	8%	821	8%
Marketing expense	117	1%	106	1%
Professional services	518	3%	520	5%
Contract labor	139	1%	165	1%
Telephone	110	1%	114	1%
Other real estate owned	124	1%	95	1%
Investor relations	57	1%	96	1%
Contributions	64	1%	21	0%
Other	1,180	9%	729	7%
	$12,638	100%	$10,580	100%

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

FINANCIAL CONDITION

Balance Sheet Overview

Total assets at March 31, 2023 were $1.9 billion, representing a $89.3 million increase since December 31, 2022.  During the first quarter of 2023, cash and interest-bearing deposits in other banks increased by $81.6 million as a result of the implementation of the contingency funding plan and obtaining $61.1 million of brokered certificates of deposit and $80.0 million in FHLB borrowings.  Implementing the contingency funding plan and the increase in on-balance sheet liquidity was a precautionary move given the market disruptions associated with the volatile banking environment and the near-term uncertainties regarding growth in the deposit portfolio. The investment portfolio decreased by $4.5 million associated with normal principal amortization and gross loans increased by $9.6 million.  Other assets, including deferred taxes, premises and equipment, and accrued interest receivable, remained stable.

Total liabilities at March 31, 2023 were $1.8 billion, representing an $88.2 million increase since December 31, 2022.  Total deposits increased by $20.6 million since December 31, 2022.  The increase in deposits during the first quarter was primarily attributable to $61.1 million in new brokered deposits, which was partially offset by a decrease of approximately $38.1 million in non-interest deposits from a shift to interest bearing accounts, the effects of consumer and commercial spending and the competitive market for deposits. Short term borrowings decreased by $12.5 million since December 31, 2022 due to municipalities in our Treasury management product utilizing cash for normal spending.  Long term borrowings increased by $80.0 million in the first quarter of 2023 when compared to December 31, 2022 due to the acquisition of $80.0 million in FHLB borrowings related to the implementation of our Contingency Funding Plan.

Loan Portfolio

The following table presents the composition of our loan portfolio at the dates indicated:

(dollars in thousands)	March 31, 2023		December 31, 2022
Commercial real estate	$453,356	35%	$458,831	36%
Acquisition and development	76,980	6%	70,596	6%
Commercial and industrial *	241,959	19%	245,396	19%
Residential mortgage	456,198	35%	444,411	35%
Consumer	60,587	5%	60,260	5%
Total Loans	$1,289,080	100%	$1,279,494	100%

*Includes $0.3 million of PPP loans at March 31, 2023 and $0.4 million at December 31, 2022

Outstanding loans of $1.3 billion at March 31, 2023 reflected growth of $9.6 million for the first quarter of 2023.  Since December 31, 2022, commercial real estate loans decreased by $5.5 million and acquisition and development loans increased by $6.4 million. Commercial and industrial loans decreased by $3.4 million since December 31, 2022, primarily due to seasonal fluctuations of floor plan lending.  Residential mortgage loans increased $11.8 million related to management’s strategic decision to book new mortgage loans at higher rates to our in-house portfolio. The consumer loan portfolio increased slightly by $0.3 million.

New commercial loan production for the three months ended March 31, 2023 was approximately $52.8 million.  The pipeline of commercial loans as of March 31, 2023 was $42.3 million.  At March 31, 2023, unfunded, committed commercial construction loans totaled approximately $42.6 million. Commercial amortization and payoffs were approximately $38.9 million through March 31, 2023 due primarily to pay-offs of short-term commercial loans as well as normal amortizations of the commercial loan portfolio.

New consumer mortgage loan production for the first quarter of 2023 was approximately $19.0 million, with most of this production comprised of in-house mortgages.  The pipeline of in-house, portfolio loans as of March 31, 2023, was $20.3 million.  The residential mortgage production level normalized in the first quarter of 2023 due to the increasing interest rates that occurred throughout 2022 and 2023.

Non-accrual loans totaled $3.3 million at March 31, 2023 compared to $3.5 million at December 31, 2022.  The decrease in non-accrual balances at March 31, 2023 was related to principal reductions.  OREO balances decreased by $0.1 million since December 31, 2022 due to sales of OREO properties.

Risk Elements of Loan Portfolio

The following table presents the risk elements of our loan portfolio at the dates indicated. Management is not aware of any potential problem loans other than those listed in this table or discussed below.

(dollars in thousands)	March 31, 2023	% of Applicable Portfolio	December 31, 2022	% of Applicable Portfolio
Non-accrual loans:
Commercial real estate	$85	0.02%	$145	0.03%
Acquisition and development	135	0.18%	146	0.21%
Residential mortgage	3,016	0.66%	3,204	0.72%
Consumer	22	0.04%	—	0.00%
Total non-accrual loans	$3,258	0.25%	$3,495	0.27%
Accruing Loans Past Due 90 days or more:
Residential mortgage	46		282
Consumer	41		25
Total loans past due 90 days or more	$87		$307
Total non-accrual and accruing loans past due 90 days or more	$3,345		$3,802

Other real estate owned	$4,598		$4,733
Total Non-performing assets	$7,943		$8,535

Non-accrual loans to total loans (as %)	0.25%		0.27%
Non-performing loans to total loans (as %)	0.26%		0.30%
Non-performing assets to total assets (as %)	0.41%		0.46%
Allowance for credit losses to non-accrual loans (as %)	517.83%		418.77%
Allowance for credit losses to non-performing assets (as %)	212.40%		171.48%

Allowance for Credit Losses

The ACL represents an amount which, in management’s judgment, is adequate to absorb expected credit losses over the life of outstanding loans as of the balance sheet date based on the evaluation of current risk characteristics of the loan portfolio, past events, current conditions, reasonable and supportable forecasts of future economic conditions and prepayment experience.  The ACL is measured and recorded upon the initial recognition of a financial asset.  The ACL is reduced by charge-offs, net of recoveries of previous losses, and is increased by a provision or decreased by a recovery for credit losses, which is recorded as a current period operating expense.

Determination of an appropriate ACL is inherently complex and requires the use of highly subjective estimates.  The reasonableness of the ACL is reviewed quarterly by management.

Management believes it uses relevant information available to make determination about the ACL and that it has established the existing allowance in accordance with GAAP.  However, the determination of the ACL requires significant judgment, and estimates of expected credit losses in the loan portfolio can vary from the amounts actually observed.  While management uses available information to recognize expected credit losses, future additions to the ACL may be necessary based on changes in the loans comprising the portfolio, changes in the current and forecasted economic conditions, changes to the interest rate environment which may directly impact prepayment and curtailment rate assumptions, and changes in the financial condition of borrowers.

The ACL “base case” model is derived from various economic forecasts provided by widely recognized sources.  Management evaluates the variability of market conditions by examining the peak and trough of economic cycles.  These peaks and torughs are used to stress the base case model to develop a range of potential outcomes.  Management then determines the appropriate reserve through an evaluation of these various outcomes relative to current economic conditions and known risks in the portfolio.

The following table presents a summary of the activity in the ACL and ALL for the three months ended March 31:

(dollars in thousands)	2023	2022
Balance, January 1	$14,636	$15,955
Impact of CECL Adoption	2,066	—
Charge-offs:
Commercial real estate	—	—
Acquisition and development	—	—
Commercial and industrial	—	(48)
Residential mortgage	(6)	(9)
Consumer	(333)	(246)
Total charge-offs	(339)	(303)
Recoveries:
Commercial real estate	5	1
Acquisition and development	5	18
Commercial and industrial	4	3
Residential mortgage	18	15
Consumer	62	22
Total recoveries	94	59
Net losses	(245)	(244)
Credit Loss Expense/(Credit)	414	(419)
Balance at end of period	$16,871	$15,292

Allowance for credit/loan losses to gross loans outstanding (as %)	1.31%	1.29%

Net (Charge-offs)/Recoveries as a % of Average Applicable Portfolio

	2023	2022
Commercial real estate	0.00%	0.00%
Acquisition and development	0.03%	0.06%
Commercial and industrial	0.01%	(0.10)%
Residential mortgage	0.01%	0.01%
Consumer	(1.79)%	(1.42)%

Investment Securities

At March 31, 2023, the total amortized cost basis of the available-for-sale investment portfolio was $148.2 million, compared to a fair value of $124.0 million. Unrealized gains and losses on securities available-for-sale are reflected in accumulated other comprehensive loss, a component of shareholders’ equity. The amortized cost basis of the held to maturity portfolio was $233.1 million, compared to a fair value of $204.5 million.

The following table presents the composition of our securities portfolio at amortized cost and fair values at the dates indicated:

	March 31, 2023			December 31, 2022
	Amortized	Fair Value	FV as %	Amortized	Fair Value	FV as %
(dollars in thousands)	Cost	(FV)	of Total	Cost	(FV)	of Total
Securities Available for Sale:
U.S. government agencies	$11,036	$9,653	9%	$11,044	$9,462	8%
Residential mortgage-backed agencies	44,224	37,281	30%	45,052	37,401	30%
Commercial mortgage-backed agencies	37,151	30,494	25%	37,393	30,732	23%
Collateralized mortgage obligations	25,322	20,977	17%	25,828	21,044	17%
Obligations of state and political subdivisions	10,842	10,629	9%	10,848	10,492	8%
Corporate bonds	1,000	830	1%	1,000	887	1%
Collateralized debt obligations	18,661	14,114	11%	18,664	15,871	13%
Total available for sale	$148,236	$123,978	100%	$149,829	$125,889	100%
Securities Held to Maturity:
U.S. treasuries	$37,268	$36,023	18%	$37,204	$35,611	18%
U.S. government agencies	67,803	56,828	28%	67,734	54,473	27%
Residential mortgage-backed agencies	27,624	24,586	13%	28,624	25,122	12%
Commercial mortgage-backed agencies	21,635	17,069	8%	22,389	17,821	9%
Collateralized mortgage obligations	56,128	47,099	23%	57,085	47,084	23%
Obligations of state and political subdivisions	22,625	22,936	10%	22,623	22,969	11%
Total held to maturity	$233,083	$204,541	100%	$235,659	$203,080	100%

Total fair value of investment securities available for sale decreased by $1.9 million since December 31, 2022 due to principal paydowns of the portfolio in the first quarter of 2023.  At March 31, 2023, the securities classified as available-for-sale included a net unrealized loss of $24.3 million, which represents the difference between the fair value and amortized cost of securities in the portfolio.

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

Approximately $109.9 million of the available for sale portfolio was valued using Level 2 pricing and had net unrealized losses of $21.1 million at March 31, 2023. The remaining $14.1 million of the securities available for sale represents the entire collateralized debt obligation (“CDO”) portfolio, which was valued using significant unobservable inputs (Level 3 assets). The $4.5 million in net unrealized losses associated with this portfolio relates to nine pooled trust preferred securities that comprise the CDO portfolio. Net unrealized losses of $3.3 million represent non-credit related OTTI charges on seven of the securities, while $1.2 million of unrealized losses relates to two securities which have had no OTTI related charges.

Deposits

The following table presents the composition of our deposits at the dates indicated:

(dollars in thousands)	March 31, 2023		December 31, 2022

Non-interest-bearing demand deposits	$468,554	30%	$506,613	32%

Interest-bearing deposits:
Demand	362,585	23%	327,685	21%
Money Market	339,163	21%	365,192	23%
Savings deposits	242,441	15%	250,720	16%
Time deposits- retail	117,461	7%	120,523	8%
Time deposits- brokered	61,081	4%	—	0%
Total Deposits	$1,591,285	100%	$1,570,733	100%

Total deposits at March 31, 2023 increased by $20.6 million when compared to December 31, 2022.  In 2023, non-interest-bearing deposits decreased by $38.1 million primarily due to the shift of balances into interest bearing accounts to ensure full FDIC coverage through the ICS product, consumer and commercial spending and the competitive deposit market.   Interest bearing demand deposits increased by $34.9 million and traditional savings and money market accounts decreased by $34.3 million. Total time deposits increased by $58.0 million.  This increase in time deposits was primarily driven by management’s decision to acquire $61.1 million in brokered deposits during the first quarter of 2023 as a result of the market disruption.

The following table summarizes the percentage of deposits that are insured by deposit insurance or otherwise fully collateralized by securities compared to uninsured deposits as of March 31, 2023 and December 31, 2022.

	March 31, 2023		December 31, 2022
(dollars in thousands)	Balance	Percent	Balance	Percent
Insured/collateralized deposits	$1,125,896	71%	$1,118,190	71%
Uninsured deposits	465,389	29%	452,543	29%
	$1,591,285	100%	$1,570,733	100%

The following table summarizes the percentage of deposit balances from retail customers compared to business customers as of March 31, 2023 and December 31, 2022.

	March 31, 2023		December 31, 2022
(dollars in thousands)	Balance	Percent	Balance	Percent
Retail deposits	$820,063	52%	855,014	55%
Business deposits	771,222	48%	715,719	45%
	$1,591,285	100%	1,570,733	100%

Deposit outflows experienced in the latter half of 2022 and in January 2023 were due to the competitive pricing landscape and inflationary spending.  Changes in deposit levels were not directly related to recent market disruptions.

Borrowed Funds

The following table presents the composition of our borrowings at the dates indicated:

(in thousands)	March 31, 2023	December 31, 2022
Securities sold under agreements to repurchase	$52,030	$64,565
Total short-term borrowings	52,030	64,565
FHLB advances	$80,000	$—
Junior subordinated debt	30,929	30,929
Total long-term borrowings	$110,929	$30,929

Short term borrowings decreased $12.5 million since December 31, 2022, driven by the utilization of cash by municipalities in our Treasury Management product.

Long-term borrowings increased by $80.0 million due to management’s decision to implement the Contingency Funding plan in regards to the recent market disruption.  Two new borrowings totaling $80.0 million in FHLB advances were obtained in the first quarter of 2023.

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

It is our policy to manage our affairs so that liquidity needs are fully satisfied through normal Bank operations. That is, the Bank will manage its liquidity to minimize the need to make unplanned sales of assets or to borrow funds under emergency conditions. The Bank will use funding sources where the interest cost is relatively insensitive to market changes in the short run (periods of one year or less) to satisfy operating cash needs. The remaining normal funding will come from interest-sensitive liabilities, either deposits or borrowed funds. When the marginal cost of needed wholesale funding is lower than the cost of raising this funding in the retail markets, the Corporation may supplement retail funding with external funding sources such as:

1.	Unsecured Fed Funds lines of credit with upstream correspondent banks (M&T Bank, Pacific Coast Banker’s Bank, PNC Financial Services, Atlantic Community Bankers Bank and Community Bankers Bank).
2.	Secured advances with the FHLB, which are collateralized by eligible one to four family residential mortgage loans, home equity lines of credit, commercial real estate loans.
3.	Secured line of credit with the Fed Discount Window for use in borrowing funds up to 90 days, using municipal securities as collateral.
4.	Brokered deposits, including CDs and money market funds, provide a method to generate deposits quickly. These deposits are strictly rate driven but often provide the most cost-effective means of funding growth.
5.	One Way Buy CDARS/ICS funding – a form of brokered deposits that has become a viable supplement to brokered deposits obtained directly.
6.	Bank Term Funding Program – A Federal Reserve program collateralized by government agency securities, if needed.

The following table presents sources of liquidity available to the Company as of March 31, 2023.

(dollars in thousands)	Total Availability	Amount Used	Net Availability
Internal Sources
Excess cash	$132,928	$-	$132,928
Unpledged securities	146,508	-	146,508
External Sources
Federal Reserve (discount window)	9,788	-	9,788
Correspondent unsecured lines of credit	105,000	-	105,000
FHLB	199,327	82,500	116,827
Bank Term Funding Program*	-	-	-
	$593,551	$82,500	$511,051
*Bank Term Funding Program ("BTFP") has been established and can be utilized if needed. $122 million available for BTFP included in unpledged above.

Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our ability to meet our future capital requirements

Due to the recent market disruption, management implemented the Liquidiity Contingency Plan and believes that we have adequate liquidity available to respond to current and anticipated liquidity demands and is not aware of any trends or demands, commitments, events or uncertainties that are likely to materially affect our ability to maintain liquidity at satisfactory levels.

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

At March 31, 2023, we were asset sensitive.

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

Based on the simulation analysis performed at March 31, 2023 and December 31, 2022, management estimated the following changes in net interest income, assuming the indicated rate changes:

(Dollars in thousands)	March 31, 2023	December 31, 2022
+400 basis points	$8,897	$1,112
+300 basis points	$5,954	$225
+200 basis points	$3,957	$173
+100 basis points	$2,004	$121
-100 basis points	$(2,248)	$(776)
-200 basis points	$(5,144)	$(3,165)

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

Management believes that no material changes in our market risks, our procedures used to evaluate and mitigate those risks, or our actual or simulated sensitivity positions have occurred since December 31, 2022. Our NII simulation analysis as of December 31, 2022 is included in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2022 under the heading “Market Risk and Interest Sensitivity.

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

In addition to operational requirements, the Bank is subject to risk-based capital regulations, which were adopted and are monitored by federal banking regulators. These regulations are used to evaluate capital adequacy and require an analysis of an institution’s asset risk profile and off-balance sheet exposures, such as unused loan commitments and stand-by letters of credit.  Based on capital ratios at March 31, 2023, the Bank was considered to be well-capitalized.  We adopted CECL effective January 1, 2023 and elected to implement the regulatory agencies’ capital transition entirely upon implementation.

The following table presents the Bank’s capital ratios as of the dates indicated:

	March 31, 2023	December 31, 2022	Required for Capital Adequacy Purposes	Required to be Well Capitalized
Total Capital (to risk-weighted assets)	14.25%	14.37%	8.00%	10.00%
Tier 1 Capital (to risk-weighted assets)	13.00%	13.29%	6.00%	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)	13.00%	13.29%	4.50%	6.50%
Tier 1 Capital (to average assets)	10.00%	10.01%	4.00%	5.00%

As of March 31, 2023 and December 31, 2022, the Bank was considered “well capitalized” under the regulatory framework for prompt corrective action.  We adopted CECL effective January 1, 2023 and elected not to implement the regulatory agencies’ capital transition and instead opted to record the impact to ouc capital ratios immediately upon implementation.

Effective with the implementation of CECL, a $2.2 million, net of tax, adjustment was made to retained earnings.  The adjustment did not have a material impact to our capital ratios.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Contractual Obligations

The Corporation enters into contractual obligations in the normal course of business. Among these obligations are FHLB advances and junior subordinated debentures, operating lease agreements for banking and subsidiaries’ offices and for data processing and telecommunications equipment.  Comparing March 31, 2023 to December 31, 2022, short-term borrowings decreased $12.5 million, driven by a the utilization of cash balances by municipalities related to the overnight investments product.  Long-term borrowings increased by $80.0 million during the quarter due to management’s decision to obtain $80 million in FHLB advances during the first quarter of 2023.

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

Commitments to extend credit in the form of consumer, commercial and business at the dates indicated were as follows:

(in thousands)	March 31, 2023	December 31, 2022
Residential Mortgage - home equity	$72,623	$70,845
Residential Mortgage - construction	21,776	25,499
Commercial	172,944	153,235
Consumer - personal credit lines	4,334	4,323
Standby letters of credit	6,979	14,325
Total	$278,656	$268,227

The increase of $10.4 million in commitments at March 31, 2023 when compared to December 31, 2022 was due to new business in construction commitments in the commercial portfolio as well as new home equity lines of credit.

Upon adoption of ASC 326 on January 1, 2023, the Company recorded an initial increase to the ACL for off-balance sheet exposures of $0.9 million.  Credit loss expense for off-balance sheet credit exposures totaled $0.1 million for the period ending March 31, 2023.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is included in Item 2 of Part I of this report under the caption “Market Risk and Interest Sensitivity” and in Item 7 of Part II of First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022 under the heading “Market Risk and Interest Sensitivity” both of which are incorporated in this Item 3 by reference.

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

An evaluation of the effectiveness of these disclosure controls as of March 31, 2023 was carried out under the supervision and with the participation of management, including the PEO and the PFO. Based on that evaluation, management, including the PEO and the PFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the three months ended March 31, 2023, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022. Management does not believe that any material changes in our risk factors have occurred since they were last disclosed except as follows:

Risks Related to First United Corporation and its Affiliates

We could be materially and adversely impacted by recent negative developments affecting the banking industry, including recent bank failures and concerns regarding liquidity, which have eroded customer confidence in the banking system.

Recent events impacting the banking industry, including the high-profile failures or instability of certain banking institutions, have resulted in general uncertainty and eroded confidence in the safety, soundness, and financial strength of the financial services industry.  In particular, the bank failures highlighted the potential serious impact of a financial institution unable to meet withdrawal requests by depositors.  These developments have resulted in a growing concern about liquidity in the banking industry, access to and volatile capital markets and reduced stock valuations for certain financial institutions.  Similar future events, including additional bank failures or bank instability, could directly or indirectly adversely impact the Corporation’s own liquidity, access to capital markets, stock price, financial condition and/or results of operations.  Further, these recent events may also result in greater regulatory scrutiny and enforcement, additional and more stringent laws and regulations for the financial services industry, increased FDIC deposit insurance premiums or special FDIC assessments, and/or higher capital ratio requirements, any of which could have a material adverse effect on the Corporation’s business, financial condition and results of operation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits filed or furnished with this quarterly report are listed in the following Exhibit Index.

Exhibit	Description
31.1	Certifications of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
31.2	Certifications of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
32	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)
101.INS	Inline XBRL Instance Document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	The cover page of First United Corporation’s Quarterly Report on Form 10Q for the quarter ended March 31, 2023 formatted in Inline XBRL, included within the Exhibit 101 attachments (filed herewith).

* Portions of the exhibit have been omitted pursuant to Item 601(b)(10)(vi) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST UNITED CORPORATION

Date: May 12, 2023	/s/ Carissa L. Rodeheaver
Carissa L. Rodeheaver, CPA
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2023	/s/ Tonya K. Sturm
Tonya K. Sturm, Senior Vice President,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)