Form 10-Q
period 2023-06-30
FIRST UNITED CORP/MD/
filed 2023-08-09
CIK 763907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For quarterly period ended June 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:   6,711,442 shares of common stock, par value $.01 per share, as of July 31, 2023.

INDEX TO QUARTERLY REPORT

FIRST UNITED CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

First United Corporation and Subsidiaries

Consolidated Statements of Financial Condition

(In thousands, except share data - Unaudited)

	June 30, 2023	December 31, 2022

Assets
Cash and due from banks	$86,901	$72,720
Interest bearing deposits in banks	1,650	1,595
Cash and cash equivalents	88,551	74,315
Investment securities – available for sale (at fair value)	120,085	125,889
Investment securities – held to maturity (fair value $199,071 at June 30, 2023 and $203,080 at December 31, 2022)	230,759	235,659
Restricted investment in bank stock, at cost	4,490	1,027
Loans held for sale	500	—
Loans	1,350,038	1,279,494
Unearned fees	(327)	(174)
Allowance for credit losses	(16,905)	(14,636)
Net loans	1,332,806	1,264,684
Premises and equipment, net	33,532	34,948
Goodwill and other intangibles	12,268	12,433
Bank owned life insurance	46,963	46,346
Deferred tax assets	11,771	10,605
Other real estate owned, net	4,842	4,733
Right of use assets	1,990	1,898
Pension asset	8,620	8,001
Accrued interest receivable	6,956	6,051
Other assets	24,260	21,580
Total Assets	$1,928,393	$1,848,169
Liabilities and Shareholders’ Equity
Liabilities:
Non-interest bearing deposits	$466,628	$506,613
Interest bearing deposits	1,113,331	1,064,120
Total deposits	1,579,959	1,570,733
Short-term borrowings	50,078	64,565
Long-term borrowings	110,929	30,929
Operating lease liability	2,443	2,373
SERP deferred compensation	7,261	7,194
Allowance for credit losses on off-balance sheet credit exposures	1,089	133
Accrued interest payable and other liabilities	20,136	19,250
Dividends payable	1,342	1,199
Total Liabilities	1,773,237	1,696,376
Shareholders’ Equity:
Common Stock – par value $0.01 per share; Authorized 25,000,000 shares; issued and outstanding 6,711,422 shares at June 30, 2023 and 6,666,428 at December 31, 2022	67	67
Surplus	24,901	24,409
Retained earnings	170,298	166,343
Accumulated other comprehensive loss	(40,110)	(39,026)
Total Shareholders’ Equity	155,156	151,793
Total Liabilities and Shareholders’ Equity	$1,928,393	$1,848,169

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Six Months Ended
	June 30,
	2023	2022

	(Unaudited)
Interest income
Interest and fees on loans	$32,224	$25,293
Interest on investment securities
Taxable	3,547	2,946
Exempt from federal income tax	538	561
Total investment income	4,085	3,507
Other	1,492	78
Total interest income	37,801	28,878
Interest expense
Interest on deposits:
Savings	135	36
Interest-bearing transaction accounts	5,128	319
Time deposits	1,765	521
Total interest on Deposits	7,028	876
Interest on short-term borrowings	60	39
Interest on long-term borrowings	2,021	651
Total Interest Expense	9,109	1,566
Net Interest income	28,692	27,312
Credit loss expense - loans	848	205
Credit loss expense - off-balance sheet credit exposures	90	5
Credit loss expense	938	210
Net interest income after provision for credit losses	27,754	27,102
Other operating income
Net gains on investments, available for sale	—	3
Net gains on sale of residential mortgage loans	140	28
Net gains on disposal of fixed assets	—	34
Net gains	140	65
Other Income
Service charges on deposit accounts	1,062	928
Other service charges	476	445
Trust department	3,995	4,233
Debit card income	1,986	1,869
Bank owned life insurance	616	589
Brokerage commissions	555	533
Other	132	198
Total other income	8,822	8,795
Total other operating income	8,962	8,860
Other operating expenses
Salaries and employee benefits	14,155	11,761
FDIC premiums	470	329
Equipment expense	2,139	2,073
Occupancy expense of premises	1,527	1,438
Data processing expense	1,915	1,626
Marketing expense	254	257
Professional services	1,040	1,084
Contract labor	298	323
Telephone	226	253
Total OREO expenses, net	142	247
Investor relations	189	219
Contributions	143	63
Other	2,651	1,537
Total other operating expenses	25,149	21,210
Income before income tax expense	11,567	14,752
Provision for income tax expense	2,778	3,609
Net Income	$8,789	$11,143
Basic net income per share	$1.32	$1.68
Diluted net income per share	$1.31	$1.68
Weighted average number of basic shares outstanding	6,689	6,639
Weighted average number of diluted shares outstanding	6,707	6,649
Dividends declared per common share	$0.40	$0.30

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended
	June 30,
	2023	2022

	(Unaudited)
Interest income
Interest and fees on loans	$16,780	$12,861
Interest on investment securities
Taxable	1,779	1,540
Exempt from federal income tax	268	279
Total investment income	2,047	1,819
Other	1,145	51
Total interest income	19,972	14,731
Interest expense
Interest on deposits:
Savings	56	18
Interest-bearing transaction accounts	2,941	167
Time deposits	1,353	216
Total interest on Deposits	4,350	401
Interest on short-term borrowings	29	21
Interest on long-term borrowings	1,419	338
Total Interest Expense	5,798	760
Net Interest income	14,174	13,971
Credit loss expense - loans	434	624
Credit loss (credit)/expense - off-balance sheet credit exposures	(39)	7
Credit loss expense	395	631
Net interest income after provision for credit losses	13,779	13,340
Other operating income
Gains on sale of residential mortgage loans	86	7
Gains on disposal of fixed assets	—	6
Net gains	86	13
Other Income
Service charges on deposit accounts	546	463
Other service charges	244	232
Trust department	2,025	2,044
Debit card income	1,031	983
Bank owned life insurance	311	297
Brokerage commissions	258	313
Other	68	81
Total other income	4,483	4,413
Total other operating income	4,569	4,426
Other operating expenses
Salaries and employee benefits	6,865	5,793
FDIC premiums	277	155
Equipment	1,047	1,029
Occupancy	743	711
Data processing	946	805
Marketing	137	151
Professional services	522	564
Contract labor	159	158
Line rentals	116	139
Total OREO expenses, net	18	152
Investor relations	132	123
Contributions	79	42
Other	1,470	808
Total other operating expenses	12,511	10,630
Income before income tax expense	5,837	7,136
Provision for income tax expense	1,423	1,708
Net Income	$4,414	$5,428
Basic net income per common share	$0.66	$0.82
Diluted net income per common share	$0.66	$0.82
Weighted average number of basic shares outstanding	6,704	6,650
Weighted average number of diluted shares outstanding	6,718	6,661
Dividends declared per common share	$0.20	$0.15

First United Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income/(Loss)

(In thousands)

	Six Months Ended
	June 30,
	2023	2022

Comprehensive Income/(Loss)	(Unaudited)
Net Income	$8,789	$11,143
Other comprehensive loss, net of tax and reclassification adjustments:
Available for sale securities:
Unrealized holding losses on investments with OTTI	$(1,408)	$(654)
Reclassification adjustment for accretable yield realized in income	101	101
Other comprehensive loss on investments with OTTI	(1,509)	(755)

Unrealized holding losses on all other AFS investments	$(881)	$(16,203)
Unrealized holding losses on securities transferred from available for sale to held to maturity	—	8,328
Reclassification adjustment for gains realized in income	—	3
Other comprehensive losses on all other AFS investments	(881)	(7,878)

Held to Maturity Securities
Unrealized holding losses on securities transferred to held to maturity	$—	$(8,328)
Reclassification adjustment for amortization realized in income	(345)	(324)
Other comprehensive income/(losses) on HTM investments	345	(8,004)

Cash flow hedges:
Unrealized holding gains on cash flow hedges	$16	$1,088
Other comprehensive income on cash flow hedges	16	1,088

Pension plan liability:
Unrealized holding gains/(losses) on pension plan liability	$105	$(10,542)
Reclassification adjustment for amortization of unrecognized loss realized in income	(499)	(558)
Other comprehensive income/(loss) on pension plan liability	604	(9,984)

SERP liability:
Unrealized holding losses on SERP liability	$—	$—
Reclassification adjustment for amortization of unrealized loss realized in income	4	(135)
Other comprehensive (loss)/income on SERP liability	(4)	135

Other comprehensive losses before income tax	(1,429)	(25,398)
Income tax benefit related to other comprehensive income	345	6,796

Other comprehensive loss, net of tax	(1,084)	(18,602)
Comprehensive income/(loss)	$7,705	$(7,459)

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income/(Loss)

(In thousands)

	Three Months Ended
	June 30,
	2023	2022

Comprehensive Income/(Loss)	(Unaudited)
Net Income	$4,414	$5,428
Other comprehensive loss, net of tax and reclassification adjustments:
Available for sale securities:
Unrealized holding gains/(losses) on investments with OTTI	$198	$(795)
Reclassification adjustment for accretable yield realized in income	51	51
Other comprehensive income/(losses) on investments with OTTI	147	(846)

Unrealized holding losses on all other AFS investments	$(2,221)	$(5,359)
Reclassification adjustment for gains realized in income	—	—
Other comprehensive losses on all other AFS investments	(2,221)	(5,359)

Held to Maturity Securities
Unrealized holding losses on HTM investments	$—	$—
Reclassification adjustment for amortization realized in income	(164)	(230)
Other comprehensive income on HTM investments	164	230

Cash flow hedges:
Unrealized holding gains on cash flow hedges	$204	$249
Other comprehensive income on cash flow hedges	204	249

Pension plan liability:
Unrealized holding losses on pension plan liability	$(63)	$(6,922)
Reclassification adjustment for amortization of unrecognized loss realized in income	(249)	(279)
Other comprehensive gains/(losses) on pension plan liability	186	(6,643)

SERP liability:
Unrealized holding losses on SERP liability	$—	$—
Reclassification adjustment for amortization of unrealized loss realized in income	2	(67)
Other comprehensive (loss)/income on SERP liability	(2)	67

Other comprehensive losses before income tax	(1,522)	(12,302)
Income tax benefit related to other comprehensive income	369	3,293

Other comprehensive loss, net of tax	(1,153)	(9,009)
Comprehensive income/(loss)	$3,261	$(3,581)

First United Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except per share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at January 1, 2023	$67	$24,409	$166,343	$(39,026)	$151,793
Adoption of ASC 326- Financial Instruments- Credit Losses			(2,155)		(2,155)
Net income			4,375		4,375
Other comprehensive income				69	69
Stock based compensation		56			56
Common stock issued - 22,282 shares		64			64
Common stock dividend declared - $0.20 per share			(1,334)		(1,334)
Balance at March 31, 2023	$67	$24,529	$167,229	$(38,957)	$152,868
Net income			4,414		4,414
Other comprehensive loss				(1,153)	(1,153)
Stock based compensation		298			298
Common stock issued - 18,416 shares		74			74
Common stock dividend declared - $0.20 per share			(1,345)		(1,345)
Balance at June 30, 2023	$67	$24,901	$170,298	$(40,110)	$155,156

First United Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except per share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at January 1, 2022	$66	$23,661	$145,487	$(27,314)	$141,900
Net income			5,715		5,715
Other comprehensive loss				(9,593)	(9,593)
Stock based compensation		(4)			(4)
Common stock issued - 15,456 shares		55			55
Common stock dividend declared - $0.15 per share			(995)		(995)
Balance at March 31, 2022	$66	$23,712	$150,207	$(36,907)	$137,078
Net income			5,428		5,428
Other comprehensive loss				(9,009)	(9,009)
Stock based compensation	1	339			340
Common stock issued - 18,416 shares		54			54
Common stock dividend declared - $0.15 per share			(999)		(999)
Balance at June 30, 2022	$67	$24,105	$154,636	$(45,916)	$132,892

See accompanying notes to the consolidated financial statement

First United Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended
	June 30,
	2023	2022

	(Unaudited)
Operating activities
Net income	$8,789	$11,143
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	938	210
Depreciation	1,700	1,645
Stock based compensation	354	336
Gain on sales of other real estate owned	(36)	—
Write-ups of other real estate owned, net	(69)	—
Originations of loans held for sale	(1,337)	(1,043)
Proceeds from sale of loans held for sale	977	1,138
Gains from sale of loans held for sale	(140)	(28)
Gains on disposal of fixed assets	—	(34)
Net (accretion)/ amortization of investment securities discounts and premiums- AFS	(25)	100
Net accretion of investment securities discounts and premiums- HTM	(405)	(405)
Amortization of intangible assets	165	105
Gains on sales/calls of investment securities – AFS	—	(3)
Earnings on bank owned life insurance	(617)	(589)
Amortization of deferred loan costs/(fees), net	27	(123)
Amortization of operating lease right of use asset	164	172
(Increase)/decrease in accrued interest receivable and other assets	(4,259)	1,295
Deferred tax expense/(benefit)	1,038	(6,796)
Operating lease liability	(186)	(191)
Increase in accrued interest payable and other liabilities	968	3,527
Net cash provided by operating activities	8,046	10,459
Investing activities
Proceeds from maturities/calls of investment securities - AFS	3,358	9,583
Proceeds from maturities/calls of investment securities - HTM	5,305	7,571
Proceeds from sales of investment securities - AFS	—	1,023
Purchases of investment securities - AFS	—	(12,892)
Purchases of investment securities - HTM	—	(52,459)
Proceeds from sales of other real estate owned	172	—
Proceeds from disposal of fixed assets	—	37
Net (increase)/decrease in restricted stock	(3,463)	3
Net increase in loans	(71,239)	(80,454)
Purchases of premises and equipment	(284)	(2,256)
Net cash used in by investing activities	(66,151)	(129,844)
Financing activities
Net increase in deposits	9,226	14,980
Issuance of common stock	138	109
Cash dividends paid on common stock	(2,536)	(1,988)
Net(decrease)/increase in short-term borrowings	(14,487)	12,215
Proceeds from long-term borrowings	80,000	—
Net cash provided by financing activities	72,341	25,316
Increase/(decrease) in cash and cash equivalents	14,236	(94,069)
Cash and cash equivalents at beginning of the year	74,315	115,720
Cash and cash equivalents at end of period	$88,551	$21,651
Supplemental information
Interest paid	$8,726	$1,667
Taxes paid	$2,550	$3,758
Non-cash investing activities:
Transfers from loans to other real estate owned	$176	$40
Transfers from securities available for sale to held to maturity	$—	$139,036

FIRST UNITED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Basis of Presentation

The financial information is presented in accordance with generally accepted accounting principles and general practice for financial institutions in the United States of America (“GAAP”).  First United Corporation has prepared these unaudited condensed consolidated financial statements in accordance with GAAP for interim financial information, rules of the Securities and Exchange Commission that permit reduced disclosure for interim periods, and Article 8 of Regulation S-X.  Certain reclassifications have been made to prior year amounts to conform with current year classifications.  These reclassifications did not have a material impact on the Corporation’s consolidated financial condition or results of operations.  Operating results for the three- and six-month periods ended June 30, 2023, are not necessarily indicative of the results that may be expected for the full year or for any future interim period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

The Corporation has evaluated events and transactions occurring subsequent to the statement of financial condition date of June 30, 2023 and through the date these consolidated financial statements were issued, for items of potential recognition or disclosure.

Newly Adopted Pronouncements in 2023

In June 2016, the Financial Accounting Standards Board (‘FASB’) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), universally referred to as CECL.  The amendments in the ASU, among other things, requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates.  Many of the loss estimation techniques applied previously are still permitted, although the inputs to those techniques changed to reflect the full amount of expected credit losses.  In addition, the ASU amends the accounting for credit losses on purchased financial assets with credit deterioration.  For periodic report filers that are smaller reporting companies, such as the Corporation, ASU 2016-13 was effective as of January 1, 2023.

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

In addition, ASU 2016-13 amends the accounting for credit losses on certain debt securities.  The Corporation did not record any allowance for credit losses (“ACL”) on its debt securities as a result of adopting this ASU.

The ultimate impact of adopting ASU 2016-13, and at each subsequent reporting period, is highly dependent on credit quality, macroeconomic forecasts and conditions, compensation of our loan portfolio, and other management judgments.  The Corporation adopted ASU 2016-13 using the modified retrospective method.  Results beginning after January 1, 2023 are presented under ASU 2016-13, while prior period amounts continue to be reported in accordance with previously applicable GAAP.  We made the accounting policy election to not measure an ACL for accrued interest receivables for loans and securities.  Accrued interest deemed uncollectible will be written off through interest income.

The following table illustrates the day-one impact of adopting ASU 2016-13.

	January 1, 2023
(Dollars in thousands)	As Reported Under ASU 2016-13	Pre ASU 2016-13	Impact of ASU 2016-13 Adoption
Assets
Allowance for credit losses on loans
Commercial real estate	$5,202	$6,345	$(1,143)
Acquisition and development	964	979	(15)
Commercial and industrial	4,179	2,845	1,334
Residentail mortgage	5,272	3,160	2,112
Consumer	1,085	877	208
Unallocated	-	430	(430)
Allowance for Credit Losses on Loans	$16,702	$14,636	$2,066
Assets:
Investment securities- available for sale (at fair value)	$125,889	$125,889	$-
Investment securities- held to maturity	245,659	245,659	-
Total loans held for investments, net	1,262,792	1,264,858	(2,066)
Net deferred tax asset	11,381	10,605	776
Liabilities:
Life-of-loss reserve on unfunded loan commitments	$998	$133	$865
Equity:
Retained earnings	$149,638	$151,793	$(2,155)

In connection with our adoption of ASU 2016-13, we made changes to our loan portfolio segments to align with the methodology of CECL.  Refer to Note 5, Loans and Related Allowance for Credit Losses, for further discussion of these portfolio segments.  The adoption of ASU 2016-13 resulted in a Day 1 adjustment of $2.9 million to our ACL, including an increase of $2.0 million to the ACL for loans and $0.9 million to the ACL for unfunded commitments.  The Corporation did not record any ACL on its available-for-sale or held-to-maturity investments upon adoption of ASC 326.  The Corporation recorded a net decrease to retained earnings of $2.2 million as of January 1, 2023 for the cumulative effect of adopting ASU 2016-13.

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326):  Troubled Debt Restructurings and Vintage Disclosures.  ASU 2022-02, which eliminates the troubled debt restructuring (“TDR”) accounting model for creditors that have adopted ASU 2016-13, “Financial Instruments – Credit Losses.”  Due to the removal of the TDR accounting model, all loan modifications were evaluated to determine if they resulted in a new loan or a continuation of the existing loan.  The amendments in ASU 2022-02 also required that entities disclose current-period gross charge-offs by year of origination for loans and leases.  The amendments in ASU 2022-02 were effective January 1, 2023.  This change did not have a material effect on our consolidated financial statements.  Refer to Note 5, Loans and Related Allowance for Credit Losses for disclosures for debtors experiencing financial difficulty and for vintage disclosures related to gross charge-offs by loan segment by year of origination.

Allowance for Credit Losses Policy

The ACL represents an amount that, in management’s judgment, is adequate to absorb expected losses on outstanding loans at the balance sheet date based on the evaluation of the size and current risk characteristics of the loan portfolio, past events, current conditions, reasonable and supportable forecasts of future economic conditions and prepayment experience.  The ACL is measured and recorded upon the initial recognition of a financial asset.  The ACL is reduced by charge-offs, net of recoveries of previous losses, and is increased or decreased by a provision for credit losses, which is recorded as a current period operating expense.

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

The Corporation’s methodology for estimating the ACL includes:

Segmentation.   The Corporation’s loan portfolio is segmented by homogeneous loan types that behave similarly in economic cycles.

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

Quantitative Analysis.  The Corporation elected to use Discounted Cash Flow (“DCF”).  Economic forecasts include but are not limited to unemployment, the Consumer Price Index, the Housing Affordability Index and Gross State Product.  These forecasts are assumed to revert to the long term average and are utilized in the model to estimate the probability of default and loss given default through regression.  Model assumptions include, but are not limited to the discount rate, prepayments and curtailments.  The product of the probability of default and the loss given default is the estimated loss rate, which varies over time.  The estimated loss rate is applied within the appropriate periods in the cash flow model to determine net present value.  Net present value is also impacted by assumptions related to the duration between default and recovery.  The reserve is based on the differences between the summation of the principal balances taking amortized costs into consideration and the summation of the net present values.

Qualitative Analysis.  Based on management’s review and analysis of internal, external and model risks, management may adjust the model output.  Management reviews the peaks and troughs of the model’s calibration, taking into account economic forecasts to develop guardrails that serve as the basis for determining the reasonableness of the model’s output and makes adjustments as necessary.  This process challenges unexpected variability resulting from outputs beyond the model’s calibration that appear to be unreasonable.  Management also enhances the calculation through the use of Moody’s economic forecast data in its calculation.  Additionally, management may adjust the economic forecast if it is incompatible with known market conditions based on Mangement’s experience and perspective.

Loan Commitments and Allowance for Credit Loss on Off-Balance Sheet Credit Exposures

Financial instruments include off-balance sheet credit instruments such as commitments to make loans and commercial letters of credit issued to meet customer financing needs.  The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for off-balance sheet loan commitments is represented by the contractual amount of those instruments.  Such financial instruments are recorded when they are funded.

The Corporation records a reserve for unfunded commitments (“RUC”) on off-balance sheet credit exposures through a charge to provision for credit loss expense in the Corporation’s Consolidated Statement of Income.  The RUC on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the CECL model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur, and is included in the RUC on the Corporation’s Consolidated Balance Sheet.

Loan Restructurings

In situations where, for economic or legal reasons related to a borrower’s financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a restructured loan.  Management strives to identify borrowers in financial difficulty early and work with them to modify the loan to more affordable terms before their loan reaches nonaccrual status.  The Corporation modifies loans to borrowers in financial distress by providing principal forgiveness, term extension, an other-than-insignificant payment delay, or interest rate reductions.  When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses.  These concessions are intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral.   In cases where borrowers are granted new terms that provide for a reduction of interest, management measures any impairment on the restructuring as noted above for loans experiencing financial difficulty.

Allowance for Credit Losses – Available-for-Sale and Held-to-Maturity Securities

The Corporation utilizes Accounting Standards Codification (“ASC”) 326 to evaluate its available-for-sale (“AFS”) and held-to-maturity (“HTM”) debt security portfolio for expected credit losses.  For AFS debt securities in an unrealized loss position, the Corporation first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis.  If either criterion is met, the security’s amortized cost basis is written down to fair value through income.  For AFS debt securities that do not meet the aforementioned criteria, the Corporation evaluates whether the decline in fair value has resulted from credit losses or other factors.  In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors.  If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security.  If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded for that credit loss, limited by the amount that the fair value is less than the amortized cost basis.  Any impairment that has not been recorded through an ACL is recognized in other comprehensive income, as a non-credit-related impairment.

The Corporation adopted ASC 326 using the prospective transition approach for debt securities for which other than temporary impairment (“OTTI”) had been recognized prior to January 1, 2023, such as AFS collateralized debt obligations.  As a result, the amortized cost basis for such debt securities remained the same before and after the effective date of ASC 326.  The effective interest rate on these debt securities was not changed.  Amounts previously written recognized in other comprehensive income (OCI) as of January 1, 2023 relating to improvements in cash flows expected to be collected are accreted into income over the remaining life of the asset.  Recoveries of amounts previously written off relating to improvements in cash flows after January 1, 2023 are recorded in earnings when received.

The entire amount of an impairment loss is recognized in earnings only when:  (i) the Corporation intends to sell the security or; (ii) it is more likely than not that the Corporation will have to sell the security before recovery of its amortized cost basis; or (iii) the Corporation does not expect to recover the entire amortized cost basis of the security.  In all other situations, only the portion of the impairment loss representing the credit loss must be recognized in earnings, with the remaining portion being recognized in shareholders’ equity as comprehensive income, net of deferred taxes.

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

We have made a policy election to exclude accrued interest from the amortized cost basis of AFS debt securities and report accrued interest separately on the Consolidated Balance Sheet.  AFS debt securities are placed on nonaccrual status when we no longer expect to receive all contractual amounts due, which is generally at 90 days past due.  Accrued interest receivable is reversed against interest income when a security is placed on nonaccrual status.  Accordingly, we do not recognized an allowance for credit loss against accrued interest receivable.

The Corporation separately evaluates its HTM investment securities for any credit losses.  The Corporation pools like securities and calculates expected credit losses through an estimate based on a security’s credit rating, which is recognized as part of the allowance for credit losses for held-to-maturity securities and included in the balance of investment securities held-to-maturity on the Consolidated Balance Sheets.  If the Corporation determines that a security indicates evidence of deteriorated credit quality, the security is individually evaluated, and a discounted cash flow analysis is performed and compared to the amortized cost basis.

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

Note 3 – Earnings Per Common Share

Basic earnings per common share is derived by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents. Diluted earnings per share is derived by dividing net income available to common shareholders by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents, such as restricted stock units (“RSUs”). There were no anti-dilutive shares outstanding at June 30, 2023 or 2022.

The following table sets forth the calculation of basic and diluted earnings per common share for the six and three month periods ended June 30, 2023 and 2022:

	Six months ended June 30,
	2023			2022
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Income	Shares	Amount
Basic Earnings Per Share:

Net income	$8,789	6,689	$1.32	$11,143	6,639	$1.68

Diluted Earnings Per Share:

Restricted stock units		18			10

Net income	$8,789	6,707	$1.31	$11,143	6,649	$1.68

	Three months ended June 30,
	2023			2022
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Income	Shares	Amount
Basic Earnings Per Share:

Net income	$4,414	6,704	$0.66	$5,428	6,650	$0.82

Diluted Earnings Per Share:

Restricted stock units		14			11

Net income	$4,414	6,718	$0.66	$5,428	6,661	$0.82

Note 4 – Investments

The following tables show a comparison of amortized cost and fair values of investment securities at June 30, 2023 and December 31, 2022:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
June 30, 2023
Available for Sale:
U.S. government agencies	$11,028	$—	$1,487	$—	$9,541
Residential mortgage-backed agencies	43,224	—	7,357	—	35,867
Commercial mortgage-backed agencies	36,897	—	7,763	—	29,134
Collateralized mortgage obligations	24,836	—	4,711	—	20,125
Obligations of states and political subdivisions	10,837	14	285	—	10,566
Corporate bonds	1,000	—	253	—	747
Collateralized debt obligations	18,674	—	4,569	—	14,105
Total available for sale	$146,496	$14	$26,425	$—	$120,085

(in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value	Allowance for Credit Losses
June 30, 2023
Held to Maturity:
U.S. treasuries	$37,332	$—	$1,075	$36,257	$—
U.S. government agencies	67,873	—	12,111	55,762	—
Residential mortgage-backed agencies	26,970	—	3,264	23,706	—
Commercial mortgage-backed agencies	21,494	—	5,188	16,306	—
Collateralized mortgage obligations	55,104	—	10,124	44,980	—
Obligations of states and political subdivisions	21,986	688	614	22,060	—
Total held to maturity	$230,759	$688	$32,376	$199,071	$—

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCL
December 31, 2022
Available for Sale:
U.S. government agencies	$11,044	$—	$1,582	$9,462	$—
Residential mortgage-backed agencies	45,052	—	7,651	37,401	—
Commercial mortgage-backed agencies	37,393	—	6,661	30,732	—
Collateralized mortgage obligations	25,828	—	4,784	21,044	—
Obligations of states and political subdivisions	10,848	4	360	10,492	—
Corporate Bonds	1,000	—	113	887	—
Collateralized debt obligations	18,664	—	2,793	15,871	(1,695)
Total available for sale	$149,829	$4	$23,944	$125,889	$(1,695)

(in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	OTTI in AOCL
December 31, 2022
Held to Maturity:
U.S. treasuries	$37,204	$—	$1,593	$35,611	$—
U.S. government agencies	67,734	—	13,261	54,473	—
Residential mortgage-backed agencies	28,624	1	3,503	25,122	—
Commercial mortgage-backed agencies	22,389	—	4,568	17,821	—
Collateralized mortgage obligations	57,085	—	10,001	47,084	—
Obligations of states and political subdivisions	22,623	946	600	22,969	—
Total held to maturity	$235,659	$947	$33,526	$203,080	$—

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

The following table shows the Corporation’s investment securities with gross unrealized and unrecognized losses and fair values at June 30, 2023 and December 31, 2022, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrealized Losses	Number of Investments	Fair Value	Unrealized Losses	Number of Investments
June 30, 2023
Available for Sale:
U.S. government agencies	$—	$—	—	$9,541	$1,487	3
Residential mortgage-backed agencies	—	—	—	35,867	7,357	5
Commercial mortgage-backed agencies	1,715	189	1	27,419	7,574	8
Collateralized mortgage obligations	—	—	—	20,125	4,711	10
Obligations of states and political subdivisions	3,853	196	3	3,878	89	2
Corporate Bonds	—	—	—	747	253	1
Collateralized debt obligations	—	—	—	14,105	4,569	9
Total available for sale	$5,568	$385	4	$111,682	$26,040	38

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrecognized Losses	Number of Investments	Fair Value	Unrecognized Losses	Number of Investments
June 30, 2023
Held to Maturity:
U.S. treasuries	$—	$—	—	$36,257	$1,075	4
U.S. government agencies	—	—	—	55,762	12,111	9
Residential mortgage-backed agencies	3,143	134	3	20,563	3,130	33
Commercial mortgage-backed agencies	—	—	—	16,306	5,188	2
Collateralized mortgage obligations	—	—	—	44,980	10,124	8
Obligations of states and political subdivisions	—	—	—	2,258	614	1
Total held to maturity	$3,143	$134	3	$176,126	$32,242	57

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrealized Losses	Number of Investments	Fair Value	Unrealized Losses	Number of Investments
December 31, 2022
Available for Sale:
U.S. government agencies	$4,598	$402	1	$4,865	$1,180	2
Residential mortgage-backed agencies	—	—	—	37,401	7,651	5
Commercial mortgage-backed agencies	4,044	455	3	26,688	6,206	6
Collateralized mortgage obligations	1,600	210	5	19,444	4,574	5
Obligations of states and political subdivisions	8,906	360	7	—	—	—
Corporate Bonds	887	113	1	—	—	—
Collateralized debt obligations	—	—	—	15,871	2,793	9
Total available for sale	$20,035	$1,540	17	$104,269	$22,404	27

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrecognized Losses	Number of Investments	Fair Value	Unrecognized Losses	Number of Investments
December 31, 2022
Held to Maturity:
U.S. treasuries	$—	$—	—	$35,611	$1,593	4
U.S. government agencies	38,883	9,617	7	15,591	3,644	2
Residential mortgage-backed agencies	16,893	1,425	29	8,138	2,078	7
Commercial mortgage-backed agencies	17,821	4,568	3	—	—	—
Collateralized mortgage obligations	47,083	10,001	8	—	—	—
Obligations of states and political subdivisions	2,269	600	1	—	—	—
Total held to maturity	$122,949	$26,211	48	$59,340	$7,315	13

The Corporation utilizes ASC 326 to evaluate its available-for sale (“AFS”) and held-to-maturity (“HTM”) debt security portfolio for expected credit losses.  For AFS debt securities in an unrealized loss position, the Corporation first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis.  If either criteria is met, the security’s amortized cost basis is written down to fair value through income.  For AFS debt securities that do not meet the aforementioned criteria, the Corporation evaluates whether the decline in fair value has resulted from credit losses or other factors.  In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors.  If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security.  If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis.  Any impairment that has not been recorded through an ACL is recognized in other comprehensive income, as a non-credit-related impairment.

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

The Corporation has made the policy election to exclude accrued interest from the amortized cost basis of available-for-sale debt securities and report accrued interest separately in other assets in the Consolidated Balance Sheets.  Available-for-sale debt securities are placed on nonaccrual status when we no longer expect to receive all contractual amounts due, which is generally at 90 days past due.  Accrued interest receivable is reversed against interest income when a security is placed on nonaccrual status.  Accordingly, we do not recognize an allowance for credit loss against accrued interest receivable.

The Corporation separately evaluates its HTM investment securities for any credit losses.  The Corporation pools like securities and calculates expected credit losses through an estimate based on a security’s credit rating, which is recognized as part of the allowance for credit losses for held-to-maturity securities and is included in the balance of investment securities held to maturity on the Consolidated Balance Sheets.  If the Corporation determines that a security indicates evidence of deteriorated credit quality, the security is individually evaluated and a discounted cash flow analysis is performed and compared to the amortized cost basis.

As of June 30, 2023, the Corporation recorded no ACL related to its AFS or HTM security portfolio.

The following table presents a cumulative roll-forward of the amount of non-cash credit-related impairment charges related to credit losses that have been previously recognized in earnings for the trust preferred securities held in the collateralized debt obligation (“CDO”) portfolio during the six and three month periods ended June 30, 2023 and 2022 that the Corporation does not intend to sell:

	Six Months Ended
	June 30,
(in thousands)	2023	2022
Balance of credit-related impairment at January 1	$1,841	$2,043
Reduction for increases in cash flows expected to be collected	(101)	(101)
Balance of credit-related impairment at June 30	$1,740	$1,942

	Three Months Ended
	June 30,
(in thousands)	2023	2022
Balance of credit-related impairment at April 1	$1,791	$1,993
Reduction for increases in cash flows expected to be collected	(51)	(51)
Balance of credit-related impairment at June 30	$1,740	$1,942

The amortized cost and estimated fair value of securities by contractual maturity at June 30, 2023 are shown in the following table. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2023
(in thousands)	Amortized Cost	Fair Value
Available for Sale:
Due in one year or less	$340	$340
Due after one year through five years	11,948	11,052
Due after five years through ten years	1,895	1,631
Due after ten years	27,356	21,936
	41,539	34,959
Residential mortgage-backed agencies	43,224	35,867
Commercial mortgage-backed agencies	36,897	29,134
Collateralized mortgage obligations	24,836	20,125
Total available for sale	$146,496	$120,085
Held to Maturity:
Due in one year or less	$37,332	$36,257
Due after one year through five years	12,500	11,338
Due after five years through ten years	33,094	27,382
Due after ten years	44,265	39,102
	127,191	114,079
Residential mortgage-backed agencies	26,970	23,706
Commercial mortgage-backed agencies	21,494	16,306
Collateralized mortgage obligations	55,104	44,980
Total held to maturity	$230,759	$199,071

Note 5 – Loans and Related Allowance for Credit Losses

The following table summarizes the primary segments of the loan portfolio at June 30, 2023 and December 31, 2022:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
June 30, 2023
Individually evaluated for impairment	$—	$—	$—	$2,151	$—	$2,151
Collectively evaluated for impairment	483,485	79,003	249,683	473,389	62,327	1,347,887
Total loans	$483,485	$79,003	$249,683	$475,540	$62,327	$1,350,038
December 31, 2022
Individually evaluated for impairment	$2,262	$356	$—	$3,880	$—	$6,498
Collectively evaluated for impairment	456,569	70,240	245,396	440,531	60,260	1,272,996
Total loans	$458,831	$70,596	$245,396	$444,411	$60,260	$1,279,494

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans at June 30, 2023 and December 31, 2022:

(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due and Accruing	Non- Accrual	Total Loans
June 30, 2023
Commercial real estate:
Non owner-occupied	$284,580	$—	$—	$—	$—	$—	$284,580
All other CRE	198,905	—	—	—	—	—	198,905
Acquisition and development:
1-4 family residential construction	20,228	—	—	—	—	—	20,228
All other A&D	58,647	—	—	—	—	128	58,775
Commercial and industrial	249,425	177	81	—	258	—	249,683
Residential mortgage:
Residential mortgage - term	411,033	428	704	45	1,177	2,518	414,728
Residential mortgage - home equity	60,227	241	—	18	259	326	60,812
Consumer	61,591	498	141	97	736	—	62,327
Total	$1,344,636	$1,344	$926	$160	$2,430	$2,972	$1,350,038
December 31, 2022
Commercial real estate:
Non owner-occupied	$269,971	$—	$—	$—	$—	$87	$270,058
All other CRE	188,715	—	—	—	—	58	188,773
Acquisition and development:
1-4 family residential construction	19,637	—	—	—	—	—	19,637
All other A&D	50,813	—	—	—	—	146	50,959
Commercial and industrial	245,342	54	—	—	54	—	245,396
Residential mortgage:
Residential mortgage - term	380,502	31	722	239	992	2,893	384,387
Residential mortgage - home equity	59,223	399	48	43	490	311	60,024
Consumer	59,789	363	83	25	471	—	60,260
Total	$1,273,992	$847	$853	$307	$2,007	$3,495	$1,279,494

Non-accrual loans that have been subject to partial charge-offs totaled $0.1 million at June 30, 2023 and $0.1 million at December 31, 2022.  Loans secured by 1-4 family residential real estate properties in the process of foreclosure totaled $1.8 million at June 30, 2023.  There were no loans subject to foreclosure at December 31, 2022.   As a percentage of the loan portfolio, accruing

loans past due 30 days or more was 0.18% at June 30, 2023 compared to 0.17% at March 31, 2023 and 0.16% at December 31, 2022.

Effective January 1, 2023, the Corporation adopted the accounting guidance in ASU No. 2022-02, which eliminated the recognition and measurement of TDRs.  Due to the removal of the TDR designation, the Corporation evaluates all loan restructurings according to the accounting guidance for loan modifications to determine if the restructuring results in a new loan or a continuation of the existing loan.  Loan modifications to borrowers experiencing financial difficulty that result in a direct change in the timing or amount of contractual cash  flows include situations where there is principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions, and combinations of the above.  Therefore, the disclosures related to loan restructurings are only for modifications that directly affect cash flows.

A loan that is considered a non-accrual or restructured loan may be subject to the individually evaluated loan analysis if the commitment is $0.1 million or greater; otherwise, the restructured loan remains in the appropriate segment in the ACL model and associated reserves are adjusted based on changes in the discounted cash flows resulting from the modification of the restructured loan.  For a discussion with respect to reserve calculations regarding individually evaluated loans, refer to the “Nonrecurring Loans” section in Note 6, Fair Value Measurements.  There were no loan modifications made to borrowers facing financial difficulties in the three- or six-month period ending June 30, 2023.

The Corporation maintains an ACL at a level determined to be adequate to absorb expected credit losses associated with the Corporation’s financial instruments over the life of those instruments as of the balance sheet date.  The Corporation develops and documents a systematic ACL methodology based on the following portfolio segments: (i) commercial real estate, (ii) acquisition and development, (iii) commercial and industrial, (iv) residential mortgage, and (v) consumer.  The Corporation’s loan portfolio is segmented by homogeneous loan types that behave similarly to economic cycles.  The segmentation in the CECL model is different from the segmentation in the Incurred Loss model.  The following is a discussion of the key risks by portfolio segment that management assesses in preparing the ACL.

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

Commercial and Industrial- loans are made to operating companies or manufacturers for the purpose of production, operating capacity, accounts receivable, inventory or equipment financing.  Cash flow from the operations of the borrower is the primary source of repayment for these loans.  The condition of the local economy is an important indicator of risk, but there are also more specific risks depending on the industry of the borrower.  Collateral for these types of loans often do not have sufficient value in a distressed or liquidation scenario to satisfy the outstanding debt.  These loans are also made to local municipalities for various purposes including refinancing existing obligations, infrastructure up-fit and expansion, or to purchase new equipment.  The primary repayment source for local municipalities include the tax base of the municipality, specific revenue streams related to the infrastructure financed, and other business operations of the municipal authority.  The health and stability of state and local economies directly impacts each municipality’s tax basis and are important indicators of risk for this segment.  The ability of each municipality to increase taxes and fees to offset service requirements give this type of loan a very low risk profile in the continuum of the Corporation’s loan portfolio.

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

The following table summarizes the primary segments of the ACL at June 30, 2023 and allowance for loan loss (“ALL”) at December 31, 2022, segregated by the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
June 30, 2023
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	4,946	1,134	3,549	6,417	859	—	16,905
Total ACL	$4,946	$1,134	$3,549	$6,417	$859	$—	$16,905
December 31, 2022
Individually evaluated for impairment	$—	$—	$—	$26	$—	$—	$26
Collectively evaluated for impairment	6,345	979	2,845	3,134	877	430	14,610
Total ALL	$6,345	$979	$2,845	$3,160	$877	$430	$14,636

Changes in the fair value of the types of collateral for individually evaluated loans are reported as provision for credit loss in the period of change.  The evaluation of the need and amount of a specific allocation of the ACL and whether a loan can be removed from impairment status is made on a quarterly basis.

The following table presents the amortized cost basis of collateral-dependent individually evaluated loans as of June 30, 2023.

	June 30, 2023
(dollars in thousands)	Real Estate	Non-Accrual Loans with No Allowance
Residential mortgage	$2,151	$2,151
Total Loans	$2,151	$2,151

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required at December 31, 2022:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
(in thousands)	Recorded Investment	Related Allowances	Recorded Investment	Recorded Investment (1)	Unpaid Principal Balance
December 31, 2022
Commercial real estate
Non owner-occupied	$—	$—	$187	$187	$—
All other CRE	—	—	2,075	2,075	—
Acquisition and development
1-4 family residential construction	—	—	210	210	—
All other A&D	—	—	146	146	109
Commercial and industrial	—	—	—	—	—
Residential mortgage
Residential mortgage – term	345	26	3,225	3,570	41
Residential mortgage – home equity	—	—	310	310	—
Consumer	—	—	—	—	—
Total impaired loans	$345	$26	$6,153	$6,498	$150

(1)	Recorded investment consists of unpaid principal balance, net of charge-offs, interest payments received applied to principal and unamortized deferred loan origination fees and cost.

The following tables present the activity in the ACL and ALL for the six- and three- month periods ended June 30, 2023 and 2022:

Three months ended (in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
Beginning balance at January 1, 2023 prior to adoption of ASC 326	$6,345	$979	$2,845	$3,160	$877	$430	$14,636
Impact of adopting ASC 326	(1,143)	(15)	1,334	2,112	208	(430)	2,066
Loan Charge-offs	(87)	—	(166)	(24)	(518)	—	(795)
Recoveries collected	5	7	9	36	93	—	150
Credit Loss Expense	(174)	163	(473)	1,133	199	—	848
ACL balance at June 30, 2023	$4,946	$1,134	$3,549	$6,417	$859	$—	$16,905
ALL balance at January 1, 2022	$6,032	$2,615	$2,460	$3,484	$934	$430	$15,955
Loan Charge-offs	—	—	(52)	(33)	(545)	—	(630)
Recoveries collected	1	20	9	101	76	—	207
Credit Loss Expense	187	(463)	413	(440)	508	—	205
ALL balance at June 30, 2022	$6,220	$2,172	$2,830	$3,112	$973	$430	$15,737

Three months ended (in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
ACL balance at April 1, 2023	$4,862	$1,103	$3,755	$6,324	$827	$—	$16,871
Loan Charge-offs	(87)	—	(166)	(18)	(185)	—	(456)
Recoveries collected	—	2	5	18	31	—	56
Credit Loss Expense	171	29	(45)	93	186	—	434
ACL balance at June 30, 2023	$4,946	$1,134	$3,549	$6,417	$859	$—	$16,905
ALL balance at April 1, 2022	$5,922	$2,542	$2,513	$2,945	$940	$430	$15,292
Charge-offs	—	—	(4)	(24)	(299)	—	(327)
Recoveries	—	2	6	86	54	—	148
Credit Loss Expense	298	(372)	315	105	278	—	624
ALL balance at June 30, 2022	$6,220	$2,172	$2,830	$3,112	$973	$430	$15,737

The Corporation’s methodology for estimating the ACL includes:

Segmentation.  The Corporation’s loan portfolio is segmented by homogeneous loan types that behave similarly to economic cycles.

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

Quantitative Analysis.  The Corporation elected to use DCF.  Economic forecasts include but are not limited to unemployment, the Consumer Price Index, the Housing Affordability Index, and Gross State Product.  These forecasts are assumed to revert to the long term average and are utilized in the model to estimate the probability of default and the loss given default is the estimated loss rate, which varies over time.  The estimated loss rate is applied within the appropriate periods in the cash flow model to determine the net present value.  Net present value is also impacted by assumption related to the duration between default and recovery.  The reserve is based on the difference between the summation of the principal balances taking amortized costs into consideration and the summation of the net present values.

Qualitative Analysis.  Based on management’s review and analysis of internal, external and model risks, management may adjust the model output.  Management reviews the peaks and troughs of the model’s calibrations, taking into account economic forecasts to develop guardrails that serve as the basis for determining the reasonableness of the model’s output and makes adjustments as necessary.  This process challenges unexpected variability resulting from outputs beyond the model’s calibrations that appear to be unreasonable.  Management also enhances the calculation through the use of Moody’s economic forecast data in its calculation. Additionally, management may adjust the economic forecast if it is incompatible with known market conditions based on management’s experience and perspective.

The ACL is based on estimates, and actual losses may vary from current estimates.  Management believes that the granularity of the homogeneous pools and the related historical loss ratios and other qualitative factors, as well as the consistency in the application of assumptions, result in an ACL that is representative of the risk found in the components of the portfolio at any given date.

Credit Quality Indicators:

The Corporation’s portfolio grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all.  The Corporation’s internal credit risk grading system is based on debt service coverage, collateral values and other subjective factors.  Mortgage and consumer loans are defaulted to pass grade until a loan migrates to past due status.

The Corporation has a loan review policy and annual scope report that details the level of loan review for loans in a given year.  The annual loan review provides the Credit Risk Committee with an independent analysis of the following:  (i) credit quality of the loan portfolio, (ii) compliance with loan policy, (iii) adequacy of documentation in credit files and (iv) validity of risk ratings.

The Corporation’s internally assigned grades are as follows:

Pass-  The Corporation uses six grades of pass, including its watch rating.  Generally, a pass rating indicates that the loan is currently performing and is of high quality.

Special Mention- Assets with potential weaknesses that warrant management’s close attention and if left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date.

Substandard-  Assets that are inadequately protected by the current sound worth and paying capacity of the obligor or by the collateral pledged, if any.  Assets so classified have a well-defined weakness, or weaknesses that jeopardize the liquidation of the debt.  Such assets are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful-  Assets with all weaknesses inherent in one classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions, and values, highly questionable and improbable.

Loss- Assets considered of such little value that its continuance on the books is not warranted.  This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical to defer writing off this basically worthless asset even though partial recovery may be affected in the future.

The ability of borrowers to repay commercial loans is dependent upon the success of their business and general economic conditions.  Due to the greater potential for loss within our commercial portfolio, we monitor the commercial loan portfolio through an internal risk rating system.  Loan risk ratings are assigned based upon the creditworthiness of the borrower and are reviewed on an ongoing basis according to our internal policies.  Loans rated special mention or substandard have potential or well-defined weaknesses not generally found in high quality, performing loans, and require attention from management to limit loss.

The following table presents loan balances by year of origination and internally assigned risk rating for our portfolio segments as of dates presented:

(in thousands)	2023	2022	2021	2020	2019	2018 and Prior	Revolving	Total Portfolio Loans
June 30, 2023
Commercial real estate:
Non owner-occupied
Pass	$19,702	$66,666	$31,131	$47,947	$40,130	$60,486	$807	$266,869
Special Mention	—	—	—	—	—	6,167	—	6,167
Substandard	—	—	—	—	—	11,544	—	11,544
Total non-owner occupied	19,702	66,666	31,131	47,947	40,130	78,197	807	284,580
Current period gross charge-offs	—	—	—	—	—	87	—	87
All other CRE
Pass	16,648	28,223	25,694	21,675	25,017	70,917	4,490	192,664
Special Mention	—	—	—	—	—	—	1,203	1,203
Substandard	—	—	1,080	—	1,888	1,471	599	5,038
Total all other CRE	16,648	28,223	26,774	21,675	26,905	72,388	6,292	198,905
Current period gross charge-offs	—	—	—	—	—	—	—	—
Acquisition and development:
1-4 family residential construction
Pass	3,905	12,561	1,198	—	—	195	2,369	20,228
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total acquisition and development	3,905	12,561	1,198	—	—	195	2,369	20,228
Current period gross charge-offs	—	—	—	—	—	—	—	—
All other A&D
Pass	6,966	20,364	5,072	9,427	1,328	11,501	3,989	58,647
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	128	—	128
Total all other A&D	6,966	20,364	5,072	9,427	1,328	11,629	3,989	58,775
Current period gross charge-offs	—	—	—	—	—	—	—	—
Commercial and industrial:
Pass	20,732	73,589	26,631	13,851	10,735	12,981	69,070	227,589
Special Mention	—	—	—	—	—	334	844	1,178
Substandard	—	8,923	2,140	6,896	135	876	1,946	20,916
Total commercial and industrial	20,732	82,512	28,771	20,747	10,870	14,191	71,860	249,683
Current period gross charge-offs	—	—	—	166	—	—	—	166
Residential mortgage:
Residential mortgage - term
Pass	29,970	80,804	90,055	40,502	26,163	138,450	2,004	407,948
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	926	156	101	5,557	40	6,780
Total residential mortgage - term	29,970	80,804	90,981	40,658	26,264	144,007	2,044	414,728
Current period gross charge-offs	—	—	—	—	—	13	—	13
Residential mortgage - home equity
Pass	1,060	5,301	909	505	307	571	51,535	60,188
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	41	—	19	564	624
Total residential mortgage - home equity	1,060	5,301	909	546	307	590	52,099	60,812
Current period gross charge-offs	—	—	—	—	—	11	—	11
Consumer:
Pass	12,170	13,199	8,094	2,895	930	22,045	2,733	62,066
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	56	163	24	7	5	6	261
Total consumer	12,170	13,255	8,257	2,919	937	22,050	2,739	62,327
Current period gross charge-offs	86	141	272	2	—	17	—	518
Total Portfolio Loans
Pass	111,153	300,707	188,784	136,802	104,610	317,146	136,997	1,296,199
Special Mention	—	—	—	—	—	6,501	2,047	8,548
Substandard	—	8,979	4,309	7,117	2,131	19,600	3,155	45,291
Total Portfolio Loans	$111,153	$309,686	$193,093	$143,919	$106,741	$343,247	$142,199	$1,350,038
Current YTD Period:
Current period gross charge-offs	$86	$141	$272	$168	$—	$128	$—	$795

(in thousands)	2022	2021	2020	2019	2018	2017 and Prior	Revolving	Total Portfolio Loans
December 31, 2022
Commercial real estate:
Non owner-occupied
Pass	$67,429	$31,710	$48,421	$41,221	$19,414	$42,069	$1,570	$251,834
Special Mention	—	—	—	—	—	6,289	—	6,289
Substandard	—	—	—	—	—	11,935	—	11,935
Total non-owner occupied	67,429	31,710	48,421	41,221	19,414	60,293	1,570	270,058
Current period gross charge-offs	—	—	—	—	—	—	—	—
All other CRE
Pass	24,655	26,947	22,906	27,213	8,873	67,691	4,790	183,075
Special Mention	—	1,111	—	—	—	—	—	1,111
Substandard	—	—	—	3,006	—	357	1,224	4,587
Total all other CRE	24,655	28,058	22,906	30,219	8,873	68,048	6,014	188,773
Current period gross charge-offs	—	—	—	—	—	—	—	—
Acquisition and development:
1-4 family residential construction
Pass	15,629	1,453	151	—	—	210	2,194	19,637
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total acquisition and development	15,629	1,453	151	—	—	210	2,194	19,637
Current period gross charge-offs	—	—	—	—	—	20	—	20
All other A&D
Pass	18,733	4,979	9,755	1,408	558	12,961	2,419	50,813
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	146	—	146
Total all other A&D	18,733	4,979	9,755	1,408	558	13,107	2,419	50,959
Current period gross charge-offs	—	—	—	—	—	—	—	—
Commercial and industrial:
Pass	83,608	30,451	15,982	12,707	5,013	9,528	63,668	220,957
Special Mention	—	2,555	—	—	—	338	2,134	5,027
Substandard	8,923	—	7,167	173	634	311	2,204	19,412
Total commercial and industrial	92,531	33,006	23,149	12,880	5,647	10,177	68,006	245,396
Current period gross charge-offs	—	97	34	3	—	—	—	134
Residential mortgage:
Residential mortgage - term
Pass	64,930	93,665	42,784	27,120	14,132	133,397	2,306	378,334
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	16	237	143	5,634	23	6,053
Total residential mortgage - term	64,930	93,665	42,800	27,357	14,275	139,031	2,329	384,387
Current period gross charge-offs	—	—	—	—	—	28	—	28
Residential mortgage - home equity
Pass	5,739	957	538	328	97	478	51,232	59,369
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	44	—	21	40	550	655
Total residential mortgage - home equity	5,739	957	582	328	118	518	51,782	60,024
Current period gross charge-offs	—	—	—	—	12	6	—	18
Consumer:
Pass	16,748	10,495	3,845	1,596	687	24,096	2,654	60,121
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	92	27	9	7	—	4	139
Total consumer	16,748	10,587	3,872	1,605	694	24,096	2,658	60,260
Current period gross charge-offs	36	494	18	37	11	40	—	636
Total Portfolio Loans
Pass	297,471	200,657	144,382	111,593	48,774	290,430	130,833	1,224,140
Special Mention	—	3,666	—	—	—	6,627	2,134	12,427
Substandard	8,923	92	7,254	3,425	805	18,423	4,005	42,927
Total Portfolio Loans	$306,394	$204,415	$151,636	$115,018	$49,579	$315,480	$136,972	$1,279,494
Current YTD Period:
Current period gross charge-offs	$36	$591	$52	$40	$23	$94	$—	$836

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past.

The following tables present loan balances by year of origination segregated by performing and non-performing loans for the periods presented:

(in thousands)	2023	2022	2021	2020	2019	2018 and Prior	Revolving	Total Portfolio Loans
June 30, 2023
Commercial real estate:
Non owner-occupied
Performing	$19,702	$66,666	$31,131	$47,947	$40,130	$78,197	$807	$284,580
Nonperforming	—	—	—	—	—	—	—	—
Total non-owner occupied	19,702	66,666	31,131	47,947	40,130	78,197	807	284,580
All other CRE
Performing	16,648	28,223	26,774	21,675	26,905	72,388	6,292	198,905
Nonperforming	—	—	—	—	—	—	—	—
Total all other CRE	16,648	28,223	26,774	21,675	26,905	72,388	6,292	198,905
Acquisition and development:
1-4 family residential construction
Performing	3,905	12,561	1,198	—	—	195	2,369	20,228
Nonperforming	—	—	—	—	—	—	—	—
Total acquisition and development	3,905	12,561	1,198	—	—	195	2,369	20,228
All other A&D
Performing	6,966	20,364	5,072	9,427	1,328	11,501	3,989	58,647
Nonperforming	—	—	—	—	—	128	—	128
Total all other A&D	6,966	20,364	5,072	9,427	1,328	11,629	3,989	58,775
Commercial and industrial:
Performing	20,732	82,512	28,771	20,747	10,870	14,191	71,860	249,683
Nonperforming	—	—	—	—	—	—	—	—
Total commercial and industrial	20,732	82,512	28,771	20,747	10,870	14,191	71,860	249,683
Residential mortgage:
Residential mortgage - term
Performing	29,970	80,804	90,981	40,658	26,163	141,559	2,030	412,165
Nonperforming	—	—	—	—	101	2,448	14	2,563
Total residential mortgage - term	29,970	80,804	90,981	40,658	26,264	144,007	2,044	414,728
Residential mortgage - home equity
Performing	1,060	5,301	909	505	307	571	51,814	60,467
Nonperforming	—	—	—	41	—	19	285	345
Total residential mortgage - home equity	1,060	5,301	909	546	307	590	52,099	60,812
Consumer:
Performing	12,170	13,255	8,234	2,919	937	21,981	2,735	62,231
Nonperforming	—	—	23	—	—	69	4	96
Total consumer	12,170	13,255	8,257	2,919	937	22,050	2,739	62,327
Total Portfolio Loans
Performing	111,153	309,686	193,070	143,878	106,640	340,583	141,896	1,346,906
Nonperforming	—	—	23	41	101	2,664	303	3,132
Total Portfolio Loans	$111,153	$309,686	$193,093	$143,919	$106,741	$343,247	$142,199	$1,350,038

(in thousands)	2022	2021	2020	2019	2018	2017 and Prior	Revolving	Total Portfolio Loans
December 31, 2022
Commercial real estate:
Non owner-occupied
Performing	$67,429	$31,710	$48,421	$41,221	$19,414	$60,206	$1,570	$269,971
Nonperforming	—	—	—	—	—	87	—	87
Total non-owner occupied	67,429	31,710	48,421	41,221	19,414	60,293	1,570	270,058
All other CRE
Performing	24,655	28,058	22,906	30,219	8,873	67,990	6,014	188,715
Nonperforming	—	—	—	—	—	58	—	58
Total all other CRE	24,655	28,058	22,906	30,219	8,873	68,048	6,014	188,773
Acquisition and development:
1-4 family residential construction
Performing	15,629	1,453	151	—	—	210	2,194	19,637
Nonperforming	—	—	—	—	—	—	—	—
Total acquisition and development	15,629	1,453	151	—	—	210	2,194	19,637
All other A&D
Performing	18,733	4,979	9,755	1,408	558	12,962	2,419	50,814
Nonperforming	—	—	—	—	—	145	—	145
Total all other A&D	18,733	4,979	9,755	1,408	558	13,107	2,419	50,959
Commercial and industrial:
Performing	92,531	33,006	23,149	12,880	5,647	10,177	68,006	245,396
Nonperforming	—	—	—	—	—	—	—	—
Total commercial and industrial	92,531	33,006	23,149	12,880	5,647	10,177	68,006	245,396
Residential mortgage:
Residential mortgage - term
Performing	64,930	93,665	42,800	27,120	14,198	136,228	2,313	381,254
Nonperforming	—	—	—	237	77	2,803	16	3,133
Total residential mortgage - term	64,930	93,665	42,800	27,357	14,275	139,031	2,329	384,387
Residential mortgage - home equity
Performing	5,739	957	538	328	115	478	51,515	59,670
Nonperforming	—	—	44	—	3	40	267	354
Total residential mortgage - home equity	5,739	957	582	328	118	518	51,782	60,024
Consumer:
Performing	16,748	10,581	3,872	1,605	694	24,077	2,658	60,235
Nonperforming	—	6	—	—	—	19	—	25
Total consumer	16,748	10,587	3,872	1,605	694	24,096	2,658	60,260
Total Portfolio Loans
Performing	306,394	204,409	151,592	114,781	49,499	312,328	136,689	1,275,692
Nonperforming	—	6	44	237	80	3,152	283	3,802
Total Portfolio Loans	$306,394	$204,415	$151,636	$115,018	$49,579	$315,480	$136,972	$1,279,494

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

The fair value of investments is determined using a market approach.  As of June 30, 2023, the U.S. Government agencies and treasuries, residential and commercial mortgage-backed securities, collateralized mortgage obligations, and state and political subdivisions bonds, excluding the tax increment financing (“TIF”) bonds, were classified as Level 2 within the valuation hierarchy.  Their fair values were determined based upon market-corroborated inputs and valuation matrices, which were obtained through third party data service providers or securities brokers through which the Corporation has historically transacted both purchases and sales of investment securities.  The TIF bonds and CDO portfolio, which consists of pooled trust preferred securities issued by banks, thrifts, and insurance companies, are classified as Level 3 within the valuation hierarchy.  The CDO fair values are determined by a third party using a discounted cash flow model.

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

For assets measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2023 and December 31, 2022 were as follows:

		Fair Value Measurements at June 30, 2023 Using
		Quoted
		Prices in	Significant
	Assets	Active Markets	Other	Significant
	Measured at	for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
(in thousands)	06/30/23	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$9,541		$9,541
Residential mortgage-backed agencies	$35,867		$35,867
Commercial mortgage-backed agencies	$29,134		$29,134
Collateralized mortgage obligations	$20,125		$20,125
Obligations of states and political subdivisions	$10,566		$10,566
Corporate bonds	$747		$747
Collateralized debt obligations	$14,105			$14,105
Financial derivatives	$1,084		$1,084
Non-recurring:
Equity Investment	$2,545			$2,545
Other real estate owned	$—			$—

		Fair Value Measurements at December 31, 2022 Using
		Quoted
		Prices in	Significant
	Assets/(liabilities)	Active Markets	Other	Significant
	Measured at	for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
(in thousands)	12/31/22	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$9,462		$9,462
Residential mortgage-backed agencies	$37,401		$37,401
Commercial mortgage-backed agencies	$30,732		$30,732
Collateralized mortgage obligations	$21,044		$21,044
Obligations of states and political subdivisions	$10,492		$10,492
Corporate bonds	$887		887
Collateralized debt obligations	$15,871			$15,871
Financial derivatives	$1,068		$1,068
Non-recurring:
Impaired loans, net	$211			$211
Equity investment	$1,796			$1,796
Other real estate owned	$—			$—

At June 30, 2023, individually evaluated loans had a net carrying amount of $2.2 million with no valuation allowance.

At December 31, 2022, the fair value of impaired loans with a valuation allowance or charge-off was $1.0 million, net of valuation allowances of $64,700 and charge-offs of $1.3 million. During the year ended December 31, 2022, changes to the valuation allowance or additional charge off activity was recorded on loans with a net balance of approximately $0.4 million.

There were no transfers of assets between any of the fair value hierarchy for the six month periods ended June 30, 2023 or 2022.

For Level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2023 and December 31, 2022, the significant unobservable inputs used in the fair value measurements were as follows:

(in thousands)	Fair Value at June 30, 2023	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:
Investment Securities – available for sale -CDO	$14,105	Discounted Cash Flow	Discount Margin	Range of high 500 to low to mid 600

Non-recurring:
Individually Evaluated Loans, net	$-	Market Comparable Properties	Marketability Discount	N/A

Equity Investment	$2,545	Market Method	Revenue Multiples	2.8x

(in thousands)	Fair Value at December 31, 2022	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:
Investment Securities – available for sale -CDO	$15,871	Discounted Cash Flow	Discount Rate	Range of low to mid 300 and low to high 400

Non-recurring:
Impaired Loans, net	$211	Market Comparable Properties	Marketability Discount	10.0% - 15.0%

Equity Investment	$1,796	Market Method	Revenue Multiples	2.8x

(1)	Range would include discounts taken since appraisal and estimated values

The following tables show a reconciliation of the beginning and ending balances for fair valued assets measured on a recurring basis using Level 3 significant unobservable inputs for the six and three month periods ended June 30, 2023 and 2022:

Fair Value Measurements
Using Significant Unobservable Inputs
(Level 3)
Investment Securities
(in thousands)	Available for Sale
Beginning balance January 1, 2023	$15,871
Total losses realized/unrealized:
Included in other comprehensive loss	(1,766)
Ending balance June 30, 2023	$14,105

Fair Value Measurements
Using Significant Unobservable Inputs
(Level 3)
Investment Securities
(in thousands)	Available for Sale
Beginning balance January 1, 2022	$17,192
Total losses realized/unrealized:
Included in other comprehensive loss	(934)
Ending balance June 30, 2022	$16,258

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale
Beginning balance April 1, 2023	$14,114
Total gains realized/unrealized:
Included in other comprehensive income	(9)
Ending balance June 30, 2023	$14,105

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale
Beginning balance April 1, 2022	$17,319
Total losses realized/unrealized:
Included in other comprehensive income	(1,061)
Ending balance June 30, 2022	$16,258

There were no gains or losses included in earnings attributable to the change in realized/unrealized gains or losses related to the assets for the six or three month periods ended June 30, 2023 or 2022.

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

The following tables present fair value information about financial instruments, whether or not recognized in the Consolidated Statement of Financial Condition, for which it is practicable to estimate that value. The actual carrying amounts and estimated fair values of the Corporation’s financial instruments that are included in the Consolidated Statement of Financial Condition are as follows:

	June 30, 2023		Fair Value Measurements
			Quoted
			Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$86,901	$86,901	$86,901
Interest bearing deposits in banks	1,650	1,650	1,650
Investment securities - AFS	120,085	120,085		$105,980	$14,105
Investment securities - HTM	230,759	199,071		179,270	19,801
Restricted bank stock	4,490	N/A
Loans held for sale	500	500			500
Loans, net	1,332,806	1,255,997			1,255,997
Financial derivatives	1,084	1,084		1,084
Accrued interest receivable	6,956	6,956		851	6,105
Financial Liabilities:
Deposits - non-maturity	1,372,823	1,372,823		1,372,823
Deposits - time deposits	207,136	207,774		207,774
Short-term borrowed funds	50,078	50,078		50,078
Long-term borrowed funds	110,929	110,666		110,666
Accrued interest payable	517	517		517

	December 31, 2022		Fair Value Measurements
			Quoted
			Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$72,720	$72,720	$72,720
Interest bearing deposits in banks	1,595	1,595	1,595
Investment securities - AFS	125,889	125,889		$110,018	$15,871
Investment securities - HTM	235,659	203,080		182,380	20,700
Restricted bank stock	1,027	N/A
Loans held for sale	—	—
Loans, net	1,264,684	1,177,702			1,177,702
Financial derivative	1,068	1,068		1,068
Accrued interest receivable	6,051	6,051		933	5,118
Financial Liabilities:
Deposits - non-maturity	1,450,210	1,450,210		1,450,210
Deposits - time deposits	120,523	120,083		120,083
Financial derivatives	—	—		—
Short-term borrowed funds	64,565	64,565		64,565
Long-term borrowed funds	30,929	30,909		30,909
Accrued interest payable	151	151		151

Note 7 – Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive loss for the 12 months ended December 31, 2022 and the three month periods ended  March 31, 2023 and June 30, 2023:

	Investment	Investment
	securities-	securities-	Investment
	with OTTI	all other	securities-	Cash Flow	Pension
(in thousands)	AFS	AFS	HTM	Hedge	Plan	SERP	Total
Accumulated OCL, net:
Balance - January 1, 2022	$(949)	$(5,749)	$(134)	$(319)	$(18,108)	$(2,055)	$(27,314)
Other comprehensive (loss)/income before reclassifications	(614)	(10,629)	(6,120)	1,116	684	2,430	(13,133)
Amounts reclassified from accumulated other comprehensive loss	(148)	(2)	551	—	821	199	1,421
Balance - December 31, 2022	$(1,711)	$(16,380)	$(5,703)	$797	$(16,603)	$574	$(39,026)
Other comprehensive (loss)/income before reclassifications	(1,180)	985	—	(138)	123	—	(210)
Amounts reclassified from accumulated other comprehensive income	(37)	—	133	—	184	(1)	279
Balance - March 31, 2023	$(2,928)	$(15,395)	$(5,570)	$659	$(16,296)	$573	$(38,957)
Other comprehensive income/(loss) before reclassifications	111	(1,654)	—	150	(42)	—	(1,435)
Amounts reclassified from accumulated other comprehensive loss	(40)	—	129	—	195	(2)	282
Balance - June 30, 2023	$(2,857)	$(17,049)	$(5,441)	$809	$(16,143)	$571	$(40,110)

The following tables present the components of other comprehensive loss for the six and three month periods ended June 30, 2023 and 2022:

	Before	Tax
Components of Other Comprehensive Loss	Tax	(Expense)
(in thousands)	Amount	Benefit	Net
For the six months ended June 30, 2023
Available for sale (AFS) securities with OTTI:
Unrealized holding losses	$(1,408)	$339	$(1,069)
Less: accretable yield recognized in income	101	(24)	77
Net unrealized losses on investments with OTTI	(1,509)	363	(1,146)
Available for sale securities – all other:
Unrealized holding losses	(881)	212	(669)
Held to maturity securities:
Unrealized holding losses on securities transferred to held to maturity	—	—	—
Less: amortization recognized in income	(345)	83	(262)
Net unrealized gains on HTM securities	345	(83)	262
Cash flow hedges:
Unrealized holding gains	16	(4)	12
Pension Plan:
Unrealized net actuarial gain	105	(24)	81
Less: amortization of unrecognized loss	(499)	120	(379)
Net pension plan liability adjustment	604	(144)	460
SERP:
Unrealized net actuarial loss	—	—	—
Less: amortization of unrecognized loss	4	(1)	3
Net SERP liability adjustment	(4)	1	(3)
Other comprehensive loss	$(1,429)	$345	$(1,084)

	Before	Tax
Components of Other Comprehensive Loss	Tax	(Expense)
(in thousands)	Amount	Benefit	Net
For the six months ended June 30, 2022
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$(654)	$175	$(479)
Less: accretable yield recognized in income	101	(27)	74
Net unrealized losses on investments with OTTI	(755)	202	(553)
Available for sale securities – all other:
Unrealized holding losses	(16,203)	4,336	(11,867)
Unrealized holding losses on securities transferred from available for sale to held to maturity	8,328	(2,228)	6,100
Less: gains recognized in income	3	(1)	2
Net unrealized losses on all other AFS securities	(7,878)	2,109	(5,769)
Held to maturity securities:
Unrealized holding losses on securities transferred to held to maturity	(8,328)	2,228	(6,100)
Less: amortization recognized in income	(324)	87	(237)
Net unrealized losses on HTM securities	(8,004)	2,141	(5,863)
Cash flow hedges:
Unrealized holding gains	1,088	(292)	796
Pension Plan:
Unrealized net actuarial loss	(10,542)	2,822	(7,720)
Less: amortization of unrecognized loss	(558)	150	(408)
Net pension plan liability adjustment	(9,984)	2,672	(7,312)
SERP:
Unrealized net actuarial loss	—	—	—
Less: amortization of unrecognized loss	(135)	36	(99)
Less: amortization of prior service costs	—	—	—
Net SERP liability adjustment	135	(36)	99
Other comprehensive loss	$(25,398)	$6,796	$(18,602)

Components of Other Comprehensive Loss (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the three months ended June 30, 2023
Available for sale (AFS) securities with OTTI:
Unrealized holding losses	$198	$(87)	$111
Less: accretable yield recognized in income	51	(11)	40
Net unrealized gains on investments with OTTI	147	(76)	71
Available for sale securities – all other:
Net unrealized losses on all other AFS securities	(2,221)	567	(1,654)
Held to maturity securities:
Unrealized holding gains	—	—	—
Less: amortization recognized in income	(164)	35	(129)
Net unrealized gains on HTM securities	164	(35)	129
Cash flow hedges:
Unrealized holding gains	204	(54)	150
Pension Plan:
Unrealized net actuarial loss	(63)	21	(42)
Less: amortization of unrecognized loss	(249)	54	(195)
Net pension plan liability adjustment	186	(33)	153
SERP:
Unrealized net actuarial loss	—	—	—
Less: amortization of unrecognized loss	2	—	2
Net SERP liability adjustment	(2)	—	(2)
Other comprehensive loss	$(1,522)	$369	$(1,153)

Components of Other Comprehensive Loss (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the three months ended June 30, 2022
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$(795)	$213	$(582)
Less: accretable yield recognized in income	51	(14)	37
Net unrealized losses on investments with OTTI	(846)	227	(619)
Available for sale securities – all other:
Unrealized holding losses	(5,359)	1,435	(3,924)
Less: gains recognized in income	—	—	—
Net unrealized losses on all other AFS securities	(5,359)	1,435	(3,924)
Held to maturity securities:
Unrealized holding gains	—	—	—
Less: gains recognized in income	—	—	—
Less: amortization recognized in income	(230)	62	(168)
Net unrealized gains on HTM securities	230	(62)	168
Cash flow hedges:
Unrealized holding gains	249	(67)	182
Pension Plan:
Unrealized net actuarial loss	(6,922)	1,853	(5,069)
Less: amortization of unrecognized loss	(279)	75	(204)
Less: amortization of prior service costs	—	—	—
Net pension plan liability adjustment	(6,643)	1,778	(4,865)
SERP:
Unrealized net actuarial loss	—	—	—
Less: amortization of unrecognized loss	(67)	18	(49)
Less: amortization of prior service costs	—	—	—
Net SERP liability adjustment	67	(18)	49
Other comprehensive loss	$(12,302)	$3,293	$(9,009)

The following table presents the details of amounts reclassified from accumulated other comprehensive loss for the six and three month periods ended June 30, 2023 and 2022:

Amounts Reclassified from	Six Months Ended
Accumulated Other Comprehensive Loss	June 30,		Affected Line Item in the Statement
(in thousands)	2023	2022	Where Net Income is Presented
Net unrealized gains on available for sale investment securities with OTTI:
Accretable yield	$101	$101	Interest income on taxable investment securities
Taxes	(24)	(27)	Credit for income tax expense
	$77	$74	Net of tax
Net unrealized gains on available for sale investment securities - all others:
Gains recognized	$—	$3	Net gains
Taxes	—	(1)	Provision for income tax expense
	$—	$2	Net of tax
Net unrealized losses on held to maturity securities:
Amortization	$(345)	$(324)	Interest income on taxable investment securities
Taxes	83	87	Provision for income tax expense
	$(262)	$(237)	Net of tax
Net pension plan liability adjustment:
Amortization of unrecognized loss	$(499)	$(558)	Other Expense
Taxes	120	150	Provision for income tax expense
	$(379)	$(408)	Net of tax
Net SERP liability adjustment:
Amortization of unrecognized gain/(loss)	$4	$(135)	Other Expense
Taxes	(1)	36	(Credit)/provision for income tax expense
	$3	$(99)	Net of tax
Total reclassifications for the period	$(561)	$(668)	Net of tax

Amounts Reclassified from	Three Months Ended
Accumulated Other Comprehensive Loss	June 30,		Affected Line Item in the Statement
(in thousands)	2023	2022	Where Net Income is Presented
Net unrealized gains on available for sale investment securities with OTTI:
Accretable Yield	$51	$51	Interest income on taxable investment securities
Taxes	(11)	(14)	Provision for income tax expense
	$40	$37	Net of tax
Net unrealized losses on held to maturity securities:
Amortization	$(164)	$(230)	Interest income on taxable investment securities
Taxes	35	62	Provision for income tax expense
	$(129)	$(168)	Net of tax
Net pension plan liability adjustment:
Amortization of unrecognized loss	$(249)	$(279)	Other expense
Taxes	54	75	Provision for income tax expense
	$(195)	$(204)	Net of tax
Net SERP liability adjustment:
Amortization of unrecognized loss	$2	$(67)	Other expense
Taxes	—	18	Provision for income tax expense
	$2	$(49)	Net of tax
Total reclassifications for the period	$(282)	$(384)	Net of tax

Note 8 - Equity Compensation Plan Information

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

Pursuant to First United Corporation’s director compensation policy, each director receives an annual retainer of 1,000 shares of First United Corporation common stock, plus $15,000 to be paid, at the director’s election, in cash or additional shares of common stock.   In May 2023, a total of 16,931 fully vested shares of common stock were issued to directors, which had a grant date fair value of $13.23 per share.  In May 2022, a total of 14,940 fully vested shares of common stock were issued to directors, which had a grant date fair value of $18.92 per share.  In January 2023, a total of 333 fully vested shares of common stock were issued to a new director, which had a grant date fair value of $19.36 per share.  Director stock compensation was $138,001 for the six months ended June 30, 2023 and $125,588 for the six months ended June 30, 2022.  Director stock compensation expense was $62,500 for the quarter ended June 30, 2023 and $66,730 for the quarter ended June 30, 2022.

During the six- and three- month periods ended June 30, 2023, employee stock compensation expense was $0.2 million and $0.1 million, respectively.   Employee stock compensation expense was $0 for both the six- and three- month periods ended June 30, 2022.

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

In the first quarter of 2020, RSUs were granted relating to (i) 9,791 performance-vesting shares (target level) for the performance period ending December 31, 2021 (the “2019 LTIP year”) and (ii) 10,143 performance-vesting shares and 5,070 time-vesting shares (target level) for the performance period ending December 31, 2022 (the “2020 LTIP year”).  Each RSU had a grant date fair market value of $12.54 per share of common stock underlying the RSU.  The time-vesting RSUs will vest ratably over a three-year period that began on March 26, 2021.  On March 9, 2022, 14,688 shares subject to RSUs granted for the 2019 LTIP year were issued at maximum performance level. On March 8, 2023, 15,216 shares subject to RSUs granted for the 2020 LTIP year were issued at maximum performance.  On March 26, 2021, 1,690 of the 5,070 time-vesting shares were issued to participants.  On March 28, 2022, 1,688  shares of the 3,380 remaining time vesting shares were issued to participants.  On March 26, 2023, 1,692 shares of the remaining time-vesting shares were issued to participants.  Stock compensation expense was $15,896 for the six months ended June 30, 2023, and $42,024 for the six months ended June 30, 2022. Stock compensation expense was $0 and $15,896 for the second quarters of 2023 and 2022, respectively.  All compensation expense related to the 2019 LTIP year was recognized as of March 31, 2022.  All compensation expense related to the 2020 LTIP plans was recognized as of March 31, 2023.

In May 2021, RSUs relating to 7,389 performance vesting shares and 3,693 time vesting shares (target level) for plan year 2021 were granted, which had a grant date fair market value of $17.93 per share of common stock underlying each RSU.  The performance period for the performance-vesting RSUs is the three year period ending December 31, 2023.  The time-vesting RSUs will vest ratably over a three year period beginning on May 5, 2022. On May 5, 2022, 1,230 shares of the 3,693 time-vesting RSUs were issued to participants.  On May 5, 2023, 1,230 shares of the remaining 2,463 time vesting shares were issued to the participants.  Stock compensation expense was $33,142 for the six-month periods ended of 2023 and 2022.  Stock compensation expense was $16,571 for both of the three month periods ended June 30, 2023 and 2022.  Unrecognized compensation expense as of June 30, 2023 related to unvested units was $183,017.

In March 2022, RSUs relating to 8,096 performance vesting shares and 6,238 time vesting shares (target level) for plan year 2022 were granted, which had a grant date fair market value of $21.88 per share of common stock underlying each RSU.  The performance period for the performance-vesting RSUs is the three year period ending December 31, 2024.  The time-vesting RSUs will vest ratably over a three year period beginning on March 9, 2023.  On March 9, 2023 2,079 shares of the 6,238 time-vesting RSUs were issued to participants. Stock compensation expense was $52,290 and $26,145 for the six months ended June 30, 2023 and 2022, respectively.  Stock compensation expense was $26,145 for both of the three month periods ended June 30, 2023 and 2022. Unrecognized compensation expense as of June 30, 2023 related to unvested units was $183,017.

In March 2023, RSUs relating to 10,214 performance vesting shares and 7,920 time vesting shares (target level) for plan year 2023 were granted, which had a grant date fair market value of $18.25 per share of common stock underlying each RSU.  The performance period for the performance-vesting RSUs is the three year period ending December 31, 2025.  The time-vesting RSUs will vest ratably over a three year period beginning on March 15, 2024. Stock compensation expense was $27,585 for both the six and three month periods ended June 30, 2023.  Unrecognized compensation expense as of June 30, 2023 related to unvested units was $303,434.

Note 9– Derivative Financial Instruments

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

In March 2016, the Corporation entered into four interest rate swap contracts totaling $30.0 million notional amount, hedging future cash flows associated with floating rate trust preferred debt. As of June 30, 2023, $15.0 million notional amount remains.   The interest rate swap creates an effective fixed interest rate of 4.6450% on the $15.0 million notional amount of the Corporation’s junior subordination debt until the interest rate swap’s maturity in March 2026.

The fair value of the interest rate swap contracts was $1.1 million at June 30, 2023 and December 31, 2022.

For the six months ended June 30, 2023, the Corporation recorded an increase in the value of the derivatives of $16 thousand and the related deferred tax of $4 thousand in net accumulated other comprehensive loss to reflect the effective portion of cash flow hedges.  For the three months ended June 30, 2023, the Corporation recorded an increase in the value of the derivatives of $0.2 million and the related deferred tax of $0.1 million in net accumulated other comprehensive income to reflect the effective portion of cash flow hedges.  ASC Subtopic 815-30 requires the net accumulated other comprehensive loss to be reclassified to earnings if the hedge becomes ineffective or is terminated. There was no hedge ineffectiveness recorded for the six or three month periods ended June 30, 2023. The Corporation does not expect any material losses relating to these hedges to be reclassified into earnings within the next 12 months.

Interest rate swap agreements are entered into with counterparties that meet established credit standards and the Corporation believes that the credit risk inherent in these contracts is not significant as of June 30, 2023.

The table below discloses the impact of derivative financial instruments on the Corporation’s Consolidated Financial Statements for the six and three month periods ended June 30, 2023 and 2022.

Derivative in Cash Flow Hedging Relationships
			Amount of gain or
			(loss) recognized in
	Amount of gain or	Amount of gain or	income or derivative
	(loss) recognized in	(loss) reclassified from	(ineffective portion
	OCI on derivative	accumulated OCI into	and amount excluded
	(effective portion),	income (effective	from effectiveness
(in thousands)	net of tax	portion) (a)	testing) (b)
Interest rate contracts:
Six months ended:
June 30, 2023	$12	$—	$—
June 30, 2022	796	—	—
Three months ended:
June 30, 2023	$150	$—	$—
June 30, 2022	182	—	—

Notes:

(a)	Reported as interest expense
(b)	Reported as other income

Note 10 – Regulatory Capital Requirements

The following table presents our capital ratios as of June 30, 2023 and December 31, 2022.

	June 30, 2023	December 31, 2022	Required for Capital Adequacy Purposes	Required to be Well Capitalized
Total Capital (to risk-weighted assets)	13.87%	14.37%	8.00%	10.00%
Tier 1 Capital (to risk-weighted assets)	12.64%	13.29%	6.00%	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)	12.64%	13.29%	4.50%	6.50%
Tier 1 Capital (to average assets)	9.78%	10.01%	4.00%	5.00%

As of June 30, 2023 and December 31, 2022, the Bank was considered “well capitalized” under the regulatory framework for prompt corrective action.  We adopted CECL effective January 1, 2023 and elected not to implement the regulatory agencies’ capital transition and instead opted to record the impact to our capital ratios immediately upon implementation.

Effective with the implementation of CECL, a $2.2 million, net of tax, adjustment was made to retained earnings.  The adjustment did not have a material impact to our capital ratios.

Note 11 – Deposits

The following table summarizes deposits as of June 30, 2023 and December 31, 2022.

(dollars in thousands)	June 30, 2023		December 31, 2022

Non-Interest-bearing deposits:	$466,628	30%	$506,613	32%
Interest-bearing deposits:
Demand	393,234	25%	327,685	21%
Money Market	297,312	19%	365,192	23%
Savings deposits	215,649	13%	250,720	16%
Time deposits- retail	146,055	9%	120,523	8%
Time deposits- brokered	61,081	4%	—	0%
Total Deposits	$1,579,959	100%	$1,570,733	100%

The following table summarizes the percentage of deposits that are insured by deposit insurance or otherwise fully collateralized by securities compared to uninsured deposits as of June 30, 2023 and December 31, 2022.

	June 30, 2023		December 31, 2022
(dollars in thousands)	Balance	Percent	Balance	Percent
Insured/collateralized deposits	$1,350,060	85%	$1,118,190	71%
Uninsured deposits	229,899	15%	452,543	29%
	$1,579,959	100%	$1,570,733	100%

The following table summarizes the percentage of deposit balances from retail customers compared to business customers as June 30, 2023 and December 31, 2022.

	June 30, 2023		December 31, 2022
(dollars in thousands)	Balance	Percent	Balance	Percent
Retail deposits	$798,737	51%	$855,014	54%
Business deposits	781,222	49%	715,719	46%
	$1,579,959	100%	$1,570,733	100%

Note 12 – Borrowed Funds

The following is a summary of borrowings:

(Dollars in thousands)	Six Months Ended June 30, 2023	Year Ended December 31, 2022
Short-term Correspondent Bank Advance:
Securities sold under agreements to repurchase:
Outstanding at end of period	$50,078	$64,565
Weighted average interest rate at end of period	0.23%	0.12%
Maximum amount outstanding as of any month end	$53,892	$75,912
Average amount outstanding	$51,988	$63,182
Approximate weighted average rate during the period	0.21%	0.12%
FHLB advances, bearing fixed interest at rates ranging from 4.53% to 4.69% at June 30, 2023	$80,000	$-
Junior subordinated debt, bearing variable interest rate of 8.26% at June 30, 2023 and 7.49% at December 31, 2022	30,929	30,929
Total borrowings outstanding	$161,007	$95,494

At June 30, 2023, the repurchase agreements were secured by $66.4 million in investment securities issued by government related agencies.  A minimum of 102% of fair value is pledged against account balances.

Note 13 – Segment Reporting

Currently, the Corporation conducts business in two operating segments:  (i) Community Banking and (ii) Trust and Investment Services.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies provided earlier in this report.

Business activity for the operating segments are as follows:

Community Banking:  The Community Banking segment is conducted through the Bank and involves delivering a broad range of financial products and services, including various loan and deposit products, to consumer, business, and not-for-profit customers.  Parent company income and assets are included in the Community Banking segment, as the majority of parent company functions are related to this segment.  Major revenue sources include net interest income, gains on sales of mortgage loans, and service charges on deposit accounts.  Expenses include personnel, occupancy, marketing, equipment, and other expenses.  Non-cash charges other than depreciation of fixed assets were immaterial for the six and three months ended June 30, 2023 and 2022.

Trust and Investment Services:  The Trust and Investment Services segment is conducted through the Bank and offers corporate trustee services, trust and estate administration, IRA administration and custody services.  Revenues for this segment is generated from administration, service and custody fees, as well as management fees that are derived from Assets Under Management.  Expenses include personnel, occupancy, marketing, equipment, and other expenses.   Non-cash charges associated with amortization of intangibles were approximately $104,000 for both of the six month periods ended June 30, 2023 and 2022 and $52,000 for both of the three month periods ended June 30, 2023 and 2022.

Information for the operating segments for the six and three month periods ended June 30, 2023 are presented in the following tables:

	Six Months Ended
	June 30, 2023
		Trust and
	Community	Investment
(in thousands)	Banking	Services	Total
Interest income	$37,801	$-	$37,801
Interest expense	9,109	-	9,109
Credit loss expense	938	-	938
Non-interest income	4,411	4,551	8,962
Non-interest expense	22,562	2,587	25,149
Income before income taxes and intercompany fees	9,603	1,964	11,567
Intercompany management fee income (expense)	6	(6)	-
Income before income taxes	9,609	1,958	11,567
Income tax expense	2,367	411	2,778
Net income	$7,242	$1,547	$8,789

	Six months ended
	June 30, 2022
		Trust and
	Community	Investment
(in thousands)	Banking	Services	Total
Interest income	$28,878	$-	$28,878
Interest expense	1,566	-	1,566
Credit for loan losses	210	-	210
Non-interest income	4,094	4,766	8,860
Non-interest expense	18,805	2,405	21,210
Income before income taxes and intercompany fees	12,391	2,361	14,752
Intercompany management fee income (expense)	6	(6)	-
Income before income taxes	12,397	2,355	14,752
Income tax expense	3,115	494	3,609
Net income	$9,282	$1,861	$11,143

	Three Months Ended
	June 30, 2023
		Trust and
	Community	Investment
(in thousands)	Banking	Services	Total
Interest income	$19,972	$-	$19,972
Interest expense	5,798	-	5,798
Credit loss expense	395	-	395
Non-interest income	2,285	2,284	4,569
Non-interest expense	11,177	1,334	12,511
Income before income taxes and intercompany fees	4,887	950	5,837
Intercompany management fee income (expense)	3	(3)	-
Income before income taxes	4,890	947	5,837
Income tax expense	1,224	199	1,423
Net income	$3,666	$748	$4,414

	Three Months Ended
	June 30, 2022
		Trust and
	Community	Investment
(in thousands)	Banking	Services	Total
Interest income	$14,731	$-	$14,731
Interest expense	760	-	760
Credit for loan losses	631	-	631
Non-interest income	2,069	2,357	4,426
Non-interest expense	9,427	1,203	10,630
Income before income taxes and intercompany fees	5,982	1,154	7,136
Intercompany management fee income (expense)	3	(3)	-
Income before income taxes	5,985	1,151	7,136
Income tax expense	1,467	241	1,708
Net income	$4,518	$910	$5,428

Total non-fiduciary assets of the trust and investment services segment were $0.8 million (including $0.7 million in intangible assets) as of June 30, 2023 and $0.9 million (including $0.8 million in intangible assets) as of December 31, 2022.

Note 14 – Goodwill

ASC Topic 350, Intangibles- Goodwill and Other Intangibles provides guidance with respect to goodwill.  Under this guidance, goodwill is not amortized but shall be tested at least annually for impairment at a level of accounting referred to as a reporting unit.  The Corporation is considered the sole reporting unit.  Goodwill of a reporting unit shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  Impairment of goodwill is the condition that exists when the carrying amount of a reporting unit that includes goodwill exceeds the fair value.  A goodwill impairment loss is recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds fair value, limited to the total amount of goodwill allocated to that reporting unit.

An entity may assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill.  If after assessing the totality of events or circumstances qualitatively, an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the quantitative goodwill impairment test is unnecessary.

Management notes that the heightened liquidity concerns that caused the failure of three banks in the United States in 2023 has had global impacts on some macroeconomic conditions and has created an unprecedented economic environment in which the Corporation and many other financial institutions are operating.  The uncertainty has resulted in a significant decrease in the Corporation’s stock price, as well as the banking industry in general.  Based on the totality of the circumstances and the impact of the economic conditions on the stock price, the events more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill.  An internal analysis of the fair value of the Corporation as of June 30, 2023, was performed.  The results of the of the internal analysis determined fair value exceeded carrying value and, therefore, management has concluded there is no impairment at June 30, 2023.  Management will continue to monitor the goodwill throughout the remainder of 2023.

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

FIRST UNITED CORPORATION

First United Corporation is a Maryland corporation chartered in 1985 and a financial holding company registered with the Board of Governors of the Federal Reserve System (the “FRB”) under the Bank Holding Company Act of 1956, as amended, that elected financial holding company status in 2021.  The Corporation’s primary business is serving as the parent company of First United Bank & Trust, a Maryland trust company (the “Bank”), First United Statutory Trust I (“Trust I”) and First United Statutory Trust II (“Trust II” and together with Trust I, “the Trusts”), both Connecticut statutory business trusts.  The Trusts were formed for the purpose of selling trust preferred securities that qualified as Tier 1 capital.  The Bank has two consumer finance company subsidiaries- OakFirst Loan Center, Inc., a West Virginia corporation, and OakFirst Loan Center, LLC, a Maryland limited liability company – and two subsidiaries that it uses to hold real estate acquired through foreclosure or by deed in lieu of foreclosure – First OREO Trust, a Maryland statutory trust, and FUBT OREO I, LLC, a Maryland limited liability company.  In addition, the Bank owns 99.9% of the limited partnership interests in Liberty Mews Limited Partnership, a Maryland limited partnership formed for the purpose of acquiring, developing and operating low-income housing units in Garrett County, Maryland, and a 99.9% non-voting membership interest in MCC FUBT Fund, LLC, an Ohio limited liability company formed for the purpose of acquiring, developing and operating low-income housing units in Allegany County, Maryland.

At June 30, 2023, the Corporation’s total assets were $1.9 billion, net loans were $1.3 billion, and deposits were $1.6 billion. Shareholders’ equity at June 30, 2023 was $155.2 million.

The Corporation maintains an Internet site at www.mybank.com on which it makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC.

SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data for the six month periods ended June 30, 2023 and 2022 and is qualified in its entirety by the detailed information and unaudited financial statements, including the notes thereto, included elsewhere in this quarterly report.

	As of the six months ended
	June 30,
	2023	2022
Per Share Data
Basic net income per common share	$1.32	$1.68
Diluted net income per common share	$1.31	$1.68
Basic book value per common share	$23.12	$20.22
Diluted book value per common share	$23.07	$20.19

Significant Ratios:

Return on Average Assets (a)	0.95%	1.26%

Return on Average Equity (a)	11.43%	16.32%

Average Equity to Average Assets	8.21%	7.75%

Capital Ratios:

Consolidated Total Capital (to risk weighted assets)	15.60%	15.56%
Consolidated Tier 1 Capital (to risk weighted assets)	14.40%	14.41%
Consolidated Common Equity Tier 1 Capital (to risk weighted assets)	12.40%	12.35%
Consolidated Tier 1 Capital (to average assets)	11.25%	11.23%

RESULTS OF OPERATIONS

Overview

Consolidated net income was $4.4 million for the second quarter of 2023, compared to $5.4 million for the second quarter of 2022 and $4.4 million for the first quarter of 2023. Basic and diluted net income was $0.66 per share for the second quarter of 2023, compared to basic and diluted net income per share of $0.82 for the second quarter of 2022.  For the first quarter of 2023, basic net income was $0.66 per share and diluted net income was $0.65 per share.

The decrease in quarterly net income year-over-year was primarily driven by a $1.1 million increase in salaries and employee benefits due to an increase in health insurance costs related to unusually high claims, as well as increased salary expense for new hires, merit increases effective April 1, 2023, increased incentive compensation, and decreases in deferred loan costs due to decrease in loan reductions.  Data processing expenses increased by $0.1 million, FDIC premiums increased by $0.1 million and miscellaneous expenses increased by $0.7 million primarily attributable to increased pension plan of $0.3 million, check fraud related expenses of $0.2 million, and increases in membership dues and licenses, mortgage escrow, debit card expense, and miscellaneous loan fees, partially offset by decreases in personnel related expense and loan service fees.  An increase in net interest income of $0.2

million and a decrease in income tax expense of $0.3 million also partially offset the decrease.   The provision for credit losses was $0.4 million for the second quarter of 2023, compared to provision for loan loss of $0.6 million for the second quarter of 2022.

Year-to-date net income for the first six months of 2023 was $8.8 million compared to $11.1 million for the same period in 2022.  The year-over-year decrease was primarily driven by a $2.4 million in salaries and employee benefits due primarily to increased salary expense of $1.1 million related to new hires and merit increases effective April 1, 2023, increased health insurance costs of $0.8 million associated with unusually high claims and increased incentive payouts of $0.2 million. Occupancy and equipment expense increased by $0.2 million, data processing expense increased by $0.3 million, and FDIC assessments increased by $0.1 million.  Other miscellaneous expenses, such as loan service fees, dues and licenses, check fraud expenses, employee benefit plan expense, and miscellaneous expenses increased by $1.1 million.  Provision for credit losses increased by $0.7 million when compared to the prior year period.  These increases were partially offset by an increase in net interest income of $1.4 million, gains on sales of mortgages of $0.1 million, service charges on deposit accounts of $0.1 million, and debit card income of $0.1 million.

Other operating income, including gains, for the second quarter of 2023 increased slightly by $0.1 million when compared to the same period of 2022.  Increases in service charges, debit card income, and gains on sales of mortgages were partially offset by decreases in wealth management income attributable to the decline in market values of assets under management.

Other operating income for the six months ended June 30, 2023 remained stable when compared to the same period of 2022.  This increase was primarily due to the increase in gains on sales of residential mortgage loans of $0.1 million, service charges on deposit accounts of $0.1 million, and debit card income of $0.1 million, which was partially offset by decreases in wealth management income attributable to the decline in market values of assets under management.

Operating expenses increased by $1.9 million when comparing the second quarter of 2023 to the second quarter of 2022.  This increase was primarily driven by a $1.1 million increase in salaries and employee benefits due to an increase in health insurance costs related to unusually high claims, as well as increased salary expense for new hires, merit increases effective April 1, 2023, and increased incentive compensation.  Data processing expenses increased by $0.1 million, FDIC premiums increased by $0.1 million and miscellaneous expenses increased by $0.7 million primarily attributable to increased employee benefit plan costs of $0.3 million, check fraud related expenses of $0.2 million, and increases in membership dues and licenses, mortgage escrow interest expense, debit card expense, and miscellaneous loan fees, partially offset by decreases in personnel related expense and loan service fees.

For the six months ended June 30, 2023, non-interest expenses increased by $3.9 million when compared to the six months ended June 30, 2022.   Salaries and employee benefits increased by $2.4 million year-over-year due primarily to increased salary expense of $1.1 million related to new hires and merit increases effective April 1, 2023, increased health insurance costs of $0.8 million associated with unusually high claims and increased incentive payouts of $0.2 million. Occupancy and equipment expense increased by $0.2 million, data processing expense increased by $0.3 million, and FDIC assessments increased by $0.1 million.  Other miscellaneous expenses, such as loan service fees, dues and licenses, check fraud expenses, employee benefit plan expense, and miscellaneous expenses increased by $1.1 million.

Net Interest Income

Net interest income is our largest source of operating revenue. Net interest income is the difference between the interest that we earn on our interest-earning assets and the interest expense we incur on our interest-bearing liabilities. For analytical and discussion purposes, net interest income is adjusted to a fully tax equivalent (“FTE”) basis to facilitate performance comparisons between taxable and tax-exempt assets by increasing tax-exempt income by an amount equal to the federal income taxes that would have been paid if this income were taxable at the statutorily applicable rate. This is a non-GAAP disclosure and management believes it is not materially different than the corresponding GAAP disclosure.

The tables below summarizes net interest income for the three month periods ended June 30, 2023 and 2022.

	Non-GAAP		GAAP
	Six Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2023	2022	2023	2022
Interest income	$38,253	$29,355	$37,801	$28,878
Interest expense	9,109	1,566	9,109	1,566
Net interest income	$29,144	$27,789	$28,692	$27,312
Net interest margin %	3.39%	3.40%	3.34%	3.46%

	Three Months Ended		Three Months Ended
	June 30,		June 30,
(dollars in thousands)	2023	2022	2023	2022
Interest income	$20,197	$14,967	$19,972	$14,731
Interest expense	5,798	760	5,798	760
Net interest income	$14,399	$14,207	$14,174	$13,971
Net interest margin %	3.26%	3.46%	3.21%	3.52%

The following tables set forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the six- and three- month periods ended June 30 , 2023 and 2022:

	Six Months Ended
	June 30,
	2023			2022
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Loans	$1,298,743	$32,251	5.01%	$1,184,804	$25,326	4.31%
Investment Securities:
Taxable	338,817	3,547	2.11%	356,878	2,946	1.66%
Non taxable	26,099	963	7.44%	27,447	1,005	7.38%
Total	364,916	4,510	2.49%	384,325	3,951	2.07%
Federal funds sold	62,361	1,409	4.56%	44,689	57	0.26%
Interest-bearing deposits with other banks	3,342	45	2.72%	4,487	5	0.21%
Other interest earning assets	3,069	38	2.56%	1,028	16	3.14%
Total earning assets	1,732,431	38,253	4.45%	1,619,333	29,355	3.66%
Allowance for loan losses	(15,905)			(15,558)
Non-earning assets	172,461			172,839
Total Assets	$1,888,987			$1,776,614
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$365,491	$2,021	1.11%	$291,220	$182	0.13%
Interest-bearing money markets	314,246	3,107	1.99%	289,377	137	0.10%
Savings deposits	236,383	135	0.12%	247,573	36	0.03%
Time deposits - Retail	124,684	832	1.35%	148,377	521	0.71%
Time deposits - Brokered	35,771	933	5.26%	—	—	—%
Short-term borrowings	52,332	60	0.23%	60,144	39	0.13%
Long-term borrowings	77,338	2,021	5.27%	30,929	651	4.24%
Total interest-bearing liabilities	1,206,245	9,109	1.52%	1,067,620	1,566	0.30%
Non-interest-bearing deposits	497,226			542,992
Other liabilities	30,497			29,337
Shareholders’ Equity	155,019			137,665
Total Liabilities and Shareholders’ Equity	$1,888,987			$1,777,614
Net interest income and spread		$29,144	2.93%		$27,789	3.36%
Net interest margin			3.39%			3.46%

(1)	The above table reflects the average rates earned or paid stated on an FTE basis assuming a 21% tax rate for 2023 and 2022. Non-GAAP interest income on a fully taxable equivalent was $452 and $477, respectively.
(2)	Net interest margin is calculated as net interest income divided by average earning assets.
(3)	The average yields on investments are based on amortized cost.

	Three Months Ended
	June 30,
	2023			2022
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Assets
Loans	$1,317,728	$16,794	5.11%	$1,200,651	$12,876	4.30%
Investment Securities:
Taxable	337,032	1,779	2.12%	350,602	1,540	1.76%
Non taxable	26,093	479	7.36%	26,879	500	7.46%
Total	363,125	2,258	2.49%	377,481	2,040	2.17%
Federal funds sold	84,629	1,102	5.22%	36,151	39	0.43%
Interest-bearing deposits with other banks	1,735	19	4.46%	3,728	4	0.43%
Other interest earning assets	4,490	24	2.23%	1,026	8	3.13%
Total earning assets	1,771,707	20,197	4.57%	1,619,037	14,967	3.71%
Allowance for loan losses	(16,982)			(15,221)
Non-earning assets	175,369			166,785
Total Assets	$1,930,094			$1,770,601
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$377,773	$1,132	1.20%	$298,571	$93	0.12%
Interest-bearing money markets	304,322	1,809	2.38%	282,083	74	0.11%
Savings deposits	226,172	56	0.10%	251,187	18	0.03%
Time deposits - retail	130,634	552	1.69%	142,013	216	0.61%
Time deposits - brokered	61,081	801	5.26%	—	—	—%
Short-term borrowings	47,356	29	0.25%	60,727	21	0.14%
Long-term borrowings	110,929	1,419	5.13%	30,929	338	4.38%
Total interest-bearing liabilities	1,258,267	5,798	1.85%	1,065,510	760	0.29%
Non-interest-bearing deposits	484,952			539,488
Other liabilities	31,517			30,564
Shareholders’ Equity	155,358			136,039
Total Liabilities and Shareholders’ Equity	$1,930,094			$1,771,601
Net interest income and spread		$14,399	2.72%		$14,207	3.42%
Net interest margin			3.26%			3.52%
(1)	The above table reflects the average rates earned or paid stated on an FTE basis assuming a 21% tax rate for 2023 and 2022. Non-GAAP interest income on a fully taxable equivalent was $226 and $236, respectively.
(2)	Net interest margin is calculated as net interest income divided by average earning assets.
(3)	The average yields on investments are based on amortized cost.

Net interest income, on a non-GAAP, FTE basis, increased by $0.2 million for the second quarter of 2023 when compared to the second quarter of 2022.  This increase was driven by an increase of $5.2 million in interest income from an overall increase in yield of 86 basis points on interest earning assets and an increase in average balances of $152.7 million.  Interest income on loans increased by $3.9 million due to the increase of 81 basis points in overall yield on the loan portfolio as new loans were booked at higher rates as well as adjustable-rate loans repricing in correlation to the rising rate environment and an increase in average balances of $117.1 million.  Investment income increased by $0.2 million.  The increase of $5.0 million in interest expense was driven by an increase of 142 basis points on interest paid on deposit accounts as well as an increase of $126.1 million in average balances of interest-bearing deposit accounts when compared to the same period of 2022.  Increased deposit pricing is a result of the continued pressure on deposits as well as a shift in the deposit portfolio mix from non-interest-bearing deposits to interest-bearing accounts including the Insured Cash Sweep (“ICS”) product to ensure full FDIC insurance coverage. The net interest margin for the three months ended June 30, 2023 was 3.26%, compared to 3.52% for the three months ended June 30, 2022.

Comparing the six months ended June 30, 2023 to the six months ended June 30, 2022, net interest income, on a non-GAAP, FTE basis, increased by $1.4 million.  Interest income increased by $8.9 million and interest expense increased by $7.5 million.  The yield on earning assets increased 79 basis points to 4.45% in 2023 compared to 3.66% in 2022 in correlation with the rising interest rate environment and new loans booked at higher rates.  Interest expense on deposits increased $6.2 million while the average balances increased $100.0 million and interest on long-term borrowings increased $1.4 million relating to $80.0 million in Federal Home Loan Bank (“FHLB”) borrowings obtained during the first quarter of 2023 and an increase of interest rates on variable rate trust preferred borrowings.  The increased interest expense resulted in an overall increase of 122 basis points on interest bearing liabilities.  The net interest margin for the six months ended June 30, 2023 was 3.39%, compared to 3.46% for the six months ended June 30, 2022.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense for our average interest-earning assets and average interest-bearing liabilities for the six and three month periods ended June 30, 2023 and 2022:

	For the Six months ended June 30, 2023
	compared to the Six months ended June 30, 2022
(in thousands and tax equivalent basis)	Volume	Rate	Net
Interest Income:
Loans	$2,455	$4,470	$6,925
Taxable Investments	(150)	751	601
Non-taxable Investments	(50)	8	(42)
Federal funds sold	23	1,329	1,352
Interest-bearing deposits	(1)	41	40
Other interest earning assets	32	(10)	22
Total interest income	2,309	6,589	8,898
Interest Expense:
Interest-bearing demand deposits	48	1,791	1,839
Interest-bearing money markets	12	2,958	2,970
Savings deposits	(2)	101	99
Time deposits - Retail	(84)	395	311
Time deposits - Brokered	0	933	933
Short-term borrowings	(5)	26	21
Long-term borrowings	984	386	1,370
Total interest expense	953	6,590	7,543
Net interest income	$1,356	$(1)	$1,355
(1)	The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	For the Three months ended June 30, 2023 compared to the Three months ended June 30, 2022
(in thousands and tax equivalent basis)	Volume	Rate	Net
Interest Income:
Loans	$1,259	$2,659	$3,918
Taxable Investments	(58)	297	239
Non-taxable Investments	(15)	(6)	(21)
Federal funds sold	52	1,011	1,063
Interest-bearing deposits	(2)	17	15
Other interest earning assets	27	(11)	16
Total interest income	1,263	3,967	5,230
Interest Expense:
Interest-bearing demand deposits	24	1,015	1,039
Interest-bearing money markets	6	1,729	1,735
Savings deposits	(2)	40	38
Time deposits - Retail	(17)	353	336
Time deposits - Brokered	0	801	801
Short-term borrowings	(5)	13	8
Long-term borrowings	876	205	1,081
Total interest expense	882	4,156	5,038
Net interest income	$381	$(189)	$192
(1)	The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Credit Losses

Specific allocations have been made for loans where management has determined that the collateral supporting the loans is not adequate to cover the loan balance, and the qualitative factors affecting the allowance for credit losses (“ACL”) and allowance for loan losses (“ALL”) have been adjusted based on the current economic environment and the characteristics of the loan portfolio.

Other Income

The composition of other operating income for the six and three month periods ended June 30, 2023 and 2022 is illustrated in the following table:

	Income as % of				Income as % of
	Total Other Income				Total Other Income
	Six Months Ended				Three Months Ended
	June 30,				June 30,
(in thousands)	2023		2022		2023		2022
Service charges on deposit accounts	$1,062	12%	$928	11%	$546	12%	$463	11%
Other service charges	476	5%	445	5%	244	6%	232	5%
Trust department	3,995	46%	4,233	48%	2,025	45%	2,044	46%
Debit card income	1,986	23%	1,869	21%	1,031	23%	983	22%
Bank owned life insurance	616	7%	589	7%	311	7%	297	7%
Brokerage commissions	555	6%	533	6%	258	6%	313	7%
Other income	132	1%	198	2%	68	2%	81	2%
	$8,822	100%	$8,795	100%	$4,483	100%	$4,413	100%

Other Operating Expenses

The composition of other operating expenses for the six and three month periods ended June 30, 2023 and 2022 is illustrated in the following table:

	Expense as % of				Expense as % of
	Total Other Operating Expenses				Total Other Operating Expenses
	Six Months Ended				Three Months Ended
	June 30,				June 30,
(in thousands)	2023		2022		2023		2022
Salaries and employee benefits	$14,155	56%	$11,761	55%	$6,865	55%	$5,793	54%
FDIC premiums	470	2%	329	2%	277	2%	155	2%
Equipment	2,139	9%	2,073	10%	1,047	8%	1,029	10%
Occupancy expense of premises	1,527	6%	1,438	7%	743	6%	711	7%
Data processing expense	1,915	8%	1,626	8%	946	8%	805	8%
Marketing expense	254	1%	257	1%	137	1%	151	1%
Professional services	1,040	3%	1,084	5%	522	4%	564	5%
Contract labor	298	1%	323	2%	159	1%	158	1%
Telephone	226	1%	253	1%	116	1%	139	1%
Other real estate owned	142	1%	247	1%	18	0%	152	1%
Investor relations	189	1%	219	1%	132	1%	123	1%
Contributions	143	1%	63	0%	79	1%	42	0%
Other	2,651	10%	1,537	7%	1,470	12%	808	9%
	$25,149	100%	$21,210	100%	$12,511	100%	$10,630	100%

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

The effective income tax rates as a percentage of income for the six-month periods ended June 30, 2023 and June 30, 2022 were 24.0% and 24.5%, respectively.  The decrease in the tax rate for the 2023 period was primarily related to a new low-income housing tax credit investment in 2022 that began generating tax credits during the fourth quarter of 2022.  This tax credit is expected to continue through 2032.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets at June 30, 2023 were $1.9 billion, representing an $80.2 million increase since December 31, 2022.  During the first six months of 2023, cash and interest-bearing deposits in other banks increased by $14.2 million resulting from implementation of the contingency funding plan and obtaining $61.1 million of brokered certificates of deposit and $80.0 million in FHLB borrowings.  Implementing the contingency funding plan and the increase in on-balance sheet liquidity was a precautionary move given the market disruption associated with the volatile banking environment and the near-term uncertainties regarding growth in the deposit portfolio. The increase in cash obtained from contingency funding was partially offset by the funding of loan growth during 2023.  The investment portfolio decreased by $10.7 million associated with normal principal amortization and gross loans increased by $70.5 million.  Other assets, including deferred taxes, premises and equipment, and accrued interest receivable, increased by $4.0 million as pension assets increased by $0.6 million, equity investments increased by $0.7 million, and deferred tax assets increased by $1.2 million.

Total liabilities at June 30, 2023 were $1.8 billion, representing a $76.9 million increase since December 31, 2022.  Total deposits increased by $9.2 million since December 31, 2022.  The increase in deposits during the first six months of 2023 was primarily attributable to $61.1 million in new brokered deposits, which was partially offset by a decrease of approximately $40.0 million in non-interest-bearing deposits due to a shift to interest bearing accounts, two large commercial customers having large deposit withdrawals totaling $39.5 million during 2023 to fund business activity, the effects of consumer and commercial spending and the competitive market for deposits. Short term borrowings decreased by $14.5 million since December 31, 2022 due to municipalities utilizing cash in our treasury management product for normal spending.  Long term borrowings increased by $80.0 million in the first six months of 2023 when compared to December 31, 2022 due to the advance of $80.0 million in FHLB borrowings. The addition of brokered deposits and the FHLB borrowings was a precautionary move as described above.

Loan Portfolio

The following table presents the composition of our loan portfolio at the dates indicated:

(dollars in thousands)	June 30, 2023		December 31, 2022
Commercial real estate	$483,485	36%	$458,831	36%
Acquisition and development	79,003	6%	70,596	6%
Commercial and industrial *	249,683	18%	245,396	19%
Residential mortgage	475,540	35%	444,411	35%
Consumer	62,327	5%	60,260	5%
Total Loans	$1,350,038	100%	$1,279,494	100%

*Includes $0.1 million of Paycheck Protection Program loans at June 30, 2023 and $0.4 million at December 31, 2022

Outstanding loans of $1.4 billion at June 30, 2023 reflected growth of $70.5 million for the first six months of 2023.  Since December 31, 2022, commercial real estate loans increased by $24.7 million and acquisition and development loans increased by $8.4 million. Commercial and industrial loans increased by $4.3 million since December 31, 2022.  Growth in the commercial portfolios was driven by increased activity with existing clients as well as cultivating new business relationships.  Residential mortgage loans increased by $31.1 million related to management’s strategic decision to book new mortgage loans at higher rates to our in-house portfolio. The consumer loan portfolio increased slightly by $2.1 million.

New commercial loan production for the three months ended June 30, 2023 was approximately $67.6 million.  The pipeline of commercial loans as of June 30, 2023 was $22.5 million.  At June 30, 2023, unfunded, committed commercial construction loans totaled approximately $42.6 million. Commercial amortization and payoffs were approximately $99.3 million through June 30, 2023 due primarily to pay-offs of short-term commercial loans as well as normal amortizations of the commercial loan portfolio.

New consumer mortgage loan production for the second quarter of 2023 was approximately $32.3 million, with most of this production comprised of in-house mortgages.  The pipeline of in-house, portfolio loans as of June 30, 2023, was $6.2 million.  The residential mortgage production level normalized in the second quarter of 2023 due to the increasing interest rates that occurred throughout 2022 and 2023.  Unfunded commitments related to residential construction loans totaled $21.0 million at June 30, 2023.  Management began shifting activity toward the secondary market in the second quarter of 2023 to reduce the need for additional funding.

Non-accrual loans totaled $3.0 million at June 30, 2023, compared to $3.5 million at December 31, 2022.  The decrease in non-accrual balances at June 30, 2023 was primarily driven by principal reductions in the residential mortgage portfolio.  Other real estate owned (“OREO”) balances increased by $0.1 million since December 31, 2022 due to the addition of a new OREO property during the second quarter of 2023, which was partially offset by sale of OREO held by the Bank at December 31, 2022.

Risk Elements of Loan Portfolio

The following table presents the risk elements of our loan portfolio at the dates indicated. Management is not aware of any potential problem loans other than those listed in this table or discussed below.

(dollars in thousands)	June 30, 2023	% of Applicable Portfolio	December 31, 2022	% of Applicable Portfolio
Non-accrual loans:
Commercial real estate	$—	0.00%	$145	0.03%
Acquisition and development	128	0.16%	146	0.21%
Residential mortgage	2,844	0.60%	3,204	0.72%
Consumer	—	0.00%	—	0.00%
Total non-accrual loans	$2,972	0.22%	$3,495	0.27%
Accruing Loans Past Due 90 days or more:
Residential mortgage	63		282
Consumer	97		25
Total loans past due 90 days or more	$160		$307
Total non-accrual and accruing loans past due 90 days or more	$3,132		$3,802

Other real estate owned	$4,842		$4,733
Total Non-performing assets	$7,974		$8,535

Non-accrual loans to total loans (as %)	0.22%		0.27%
Non-performing loans to total loans (as %)	0.23%		0.30%
Non-performing assets to total assets (as %)	0.41%		0.46%
Allowance for credit losses to non-accrual loans (as %)	568.81%		418.77%
Allowance for credit losses to non-performing assets (as %)	212.00%		171.48%

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

The ACL “base case” model is derived from various economic forecasts provided by widely recognized sources.  Management evaluates the variability of market conditions by examining the peak and trough of economic cycles.  These peaks and troughs are used to stress the base case model to develop a range of potential outcomes.  Management then determines the appropriate reserve through an evaluation of these various outcomes relative to current economic conditions and known risks in the portfolio.   Management enhances its calculation with the use of Moody’s economic forecast data to provide additional support to substantiate its ACL.

The following table presents a summary of the activity in the ACL and ALL for the six month periods ended June 30:

(dollars in thousands)	2023	2022
Balance, January 1	$14,636	$15,955
Impact of CECL Adoption	2,066	—
Charge-offs:
Commercial real estate	(87)	—
Acquisition and development	—	—
Commercial and industrial	(166)	(52)
Residential mortgage	(24)	(33)
Consumer	(518)	(545)
Total charge-offs	(795)	(630)
Recoveries:
Commercial real estate	5	1
Acquisition and development	7	20
Commercial and industrial	9	9
Residential mortgage	36	101
Consumer	93	76
Total recoveries	150	207
Net losses	(645)	(423)
Credit Loss Expense/(Credit)	848	205
Balance at end of period	$16,905	$15,737

Allowance for credit/loan losses to gross loans outstanding (as %)	1.25%	1.28%

Net (Charge-offs)/Recoveries as a % of Average Applicable Portfolio

	2023	2022
Commercial real estate	(0.04)%	0.00%
Acquisition and development	0.02%	(0.07)%
Commercial and industrial	(0.13)%	(0.23)%
Residential mortgage	0.01%	0.02%
Consumer	(1.40)%	0.45%

Investment Securities

At June 30, 2023, the total amortized cost basis of the available-for-sale investment portfolio was $146.5 million, compared to a fair value of $120.1 million. Unrealized gains and losses on securities available-for-sale are reflected in accumulated other comprehensive loss, a component of shareholders’ equity. The amortized cost basis of the held to maturity portfolio was $230.8 million, compared to a fair value of $199.1 million.

The following table presents the composition of our securities portfolio at amortized cost and fair values at the dates indicated:

	June 30, 2023			December 31, 2022
	Amortized	Fair Value	FV as %	Amortized	Fair Value	FV as %
(dollars in thousands)	Cost	(FV)	of Total	Cost	(FV)	of Total
Securities Available for Sale:
U.S. government agencies	$11,028	$9,541	9%	$11,044	$9,462	8%
Residential mortgage-backed agencies	43,224	35,867	30%	45,052	37,401	30%
Commercial mortgage-backed agencies	36,897	29,134	24%	37,393	30,732	23%
Collateralized mortgage obligations	24,836	20,125	17%	25,828	21,044	17%
Obligations of state and political subdivisions	10,837	10,566	9%	10,848	10,492	8%
Corporate bonds	1,000	747	1%	1,000	887	1%
Collateralized debt obligations	18,674	14,105	12%	18,664	15,871	13%
Total available for sale	$146,496	$120,085	100%	$149,829	$125,889	100%
Securities Held to Maturity:
U.S. treasuries	$37,332	$36,257	18%	$37,204	$35,611	18%
U.S. government agencies	67,873	55,762	28%	67,734	54,473	27%
Residential mortgage-backed agencies	26,970	23,706	12%	28,624	25,122	12%
Commercial mortgage-backed agencies	21,494	16,306	8%	22,389	17,821	9%
Collateralized mortgage obligations	55,104	44,980	23%	57,085	47,084	23%
Obligations of state and political subdivisions	21,986	22,060	11%	22,623	22,969	11%
Total held to maturity	$230,759	$199,071	100%	$235,659	$203,080	100%

Total fair value of investment securities available for sale decreased by $5.8 million since December 31, 2022 due to principal paydowns of the portfolio in the first six months of 2023 and declines in the fair value of investment securities of $2.4 million.  At June 30, 2023, the securities classified as available-for-sale included a net unrealized loss of $26.4 million, which represents the difference between the fair value and amortized cost of securities in the portfolio.

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

Approximately $105.9 million of the available for sale portfolio was valued using Level 2 pricing and had net unrealized losses of $21.8 million at June 30, 2023. The remaining $14.1 million of the securities available for sale represents the entire collateralized debt obligation portfolio, which was valued using significant unobservable inputs (Level 3 assets). The $4.6 million in net unrealized losses associated with this portfolio relates to nine pooled trust preferred securities that comprise the collateralized debt obligation portfolio. Net unrealized losses of $1.6 million represent non-credit related impairment charges on seven of the securities, while $3.0 million of unrealized losses relates to two securities which have had no impairment-related charges.

Deposits

The following table presents the composition of our deposits at the dates indicated:

(dollars in thousands)	June 30, 2023		December 31, 2022

Non-interest-bearing demand deposits	$466,628	29%	$506,613	32%

Interest-bearing deposits:
Demand	393,234	25%	327,685	21%
Money Market	297,312	19%	365,192	23%
Savings deposits	215,649	14%	250,720	16%
Time deposits- retail	146,055	9%	120,523	8%
Time deposits- brokered	61,081	4%	—	0%
Total Deposits	$1,579,959	100%	$1,570,733	100%

Total deposits at June 30, 2023 increased by $9.2 million when compared to December 31, 2022.  During the first six months of 2023, non-interest-bearing deposits decreased by $40.0 million primarily due a shift in the deposit portfolio mix from non-interest-bearing deposits to interest-bearing accounts including the ICS product to ensure full FDIC insurance coverage, consumer and commercial spending and the competitive deposit market.   Interest bearing demand deposits increased by $65.5 million and traditional savings and money market accounts decreased by $103.0 million, which is primarily related to consumer spending habits during 2023, businesses utilizing cash, and two large customers reducing deposits by approximately $39.5 million for regular business purposes. Total time deposits increased by $86.6 million.  This increase in time deposits was primarily driven by management’s decision to acquire $61.1 million in brokered deposits during the first quarter of 2023 due to the heightened uncertainty in the deposit market associated with the volatile banking environment as well as increased interest rates on a promotional nine-month CD product offered in early 2023.

The following table summarizes the percentage of deposits that are insured by deposit insurance or otherwise fully collateralized by securities compared to uninsured deposits as of June 30, 2023 and December 31, 2022.

	June 30, 2023		December 31, 2022
(dollars in thousands)	Balance	Percent	Balance	Percent
Insured/collateralized deposits	$1,350,060	85%	$1,118,190	71%
Uninsured deposits	229,899	15%	452,543	29%
	$1,579,959	100%	$1,570,733	100%

The following table summarizes the percentage of deposit balances from retail customers compared to business customers as of June 30, 2023 and December 31, 2022.

	June 30, 2023		December 31, 2022
(dollars in thousands)	Balance	Percent	Balance	Percent
Retail deposits	$798,737	51%	$855,014	55%
Business deposits	781,222	49%	715,719	45%
	$1,579,959	100%	$1,570,733	100%

Deposit outflows experienced in late 2022 and January 2023 were due to the competitive pricing landscape and inflationary spending.  Changes in deposit levels were not directly related to the market disruptions during the first six months of 2023.

Borrowed Funds

The following table presents the composition of our borrowings at the dates indicated:

(in thousands)	June 30, 2023	December 31, 2022
Securities sold under agreements to repurchase	$50,078	$64,565
Total short-term borrowings	50,078	64,565
FHLB advances	$80,000	$—
Junior subordinated debt	30,929	30,929
Total long-term borrowings	$110,929	$30,929

Short term borrowings decreased $14.5 million since December 31, 2022, driven by the utilization of cash by municipalities in our Treasury Management product.

During the first quarter of 2023, management implemented the Contingency Funding plan and borrowed $80.0 million from FHLB in two advances with 12 and 18 month maturities.

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

It is our policy to manage our affairs so that liquidity needs are fully satisfied through normal Bank operations. That is, the Bank will manage its liquidity to minimize the need to make unplanned sales of assets or to borrow funds under emergency conditions. The Bank will use funding sources where the interest cost is relatively insensitive to market changes in the short run (periods of one year or less) to satisfy operating cash needs. The remaining normal funding will come from interest-sensitive liabilities, either deposits or borrowed funds. When the marginal cost of needed wholesale funding is lower than the cost of raising this funding in the retail markets, the Corporation may supplement retail funding with external funding sources such as:

1.	Unsecured Fed Funds lines of credit with upstream correspondent banks (M&T Bank, Pacific Coast Banker’s Bank, PNC Financial Services, Atlantic Community Bankers Bank and Community Bankers Bank).
2.	Secured advances with the FHLB, which are collateralized by eligible one to four family residential mortgage loans, home equity lines of credit, commercial real estate loans.
3.	Secured line of credit with the Fed Discount Window for use in borrowing funds up to 90 days, using municipal securities as collateral.
4.	Brokered deposits, including CDs and money market funds, provide a method to generate deposits quickly. These deposits are strictly rate driven but often provide the most cost-effective means of funding growth.
5.	One Way Buy CDARS/ICS funding – a form of brokered deposits that has become a viable supplement to brokered deposits obtained directly.
6.	Bank Term Funding Program – A Federal Reserve program collateralized by government agency securities, if needed.

The following table presents sources of liquidity available to the Corporation as of June 30, 2023.

(dollars in thousands)	Total Availability	Amount Used	Net Availability
Internal Sources
Excess cash	$66,969	$-	$66,969
Unpledged securities	56,338	-	56,338
External Sources
Federal Reserve (discount window)	9,735	-	9,735
Correspondent unsecured lines of credit	105,000	-	105,000
FHLB	217,493	82,500	134,993
Bank Term Funding Program*	87,263	-	87,263
	$542,798	$82,500	$460,298

*Bank Term Funding Program has been established and eligible securities with a total par balance of $87.3 million have been pledged to the program as of June 30, 2023

Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our ability to meet our future capital requirements.

Due to the market disruption and uncertainties, management implemented the Liquidity Contingency Plan in the first quarter and believes that we have adequate liquidity available to respond to current and anticipated liquidity demands and is not aware of any trends or demands, commitments, events or uncertainties that are likely to materially affect our ability to maintain liquidity at satisfactory levels.

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

At June 30, 2023, we were asset sensitive.

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

Based on the simulation analysis performed at June 30, 2023 and December 31, 2022, management estimated the following changes in net interest income, assuming the indicated rate changes:

(Dollars in thousands)	June 30, 2023	December 31, 2022
+400 basis points	$2,901		$1,112
+300 basis points	$2,136		$225
+200 basis points	$1,405		$173
+100 basis points	$726		$121
-100 basis points	$(964)		$(776)
-200 basis points	$(2,697)		$(3,165)
-300 basis points	$(5,479)		$(7,382)
-400 basis points	$(8,956)	$	N/A

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

In addition to operational requirements, the Bank is subject to risk-based capital regulations, which were adopted and are monitored by federal banking regulators. These regulations are used to evaluate capital adequacy and require an analysis of an institution’s asset risk profile and off-balance sheet exposures, such as unused loan commitments and stand-by letters of credit.  Based on capital ratios at June 30, 2023, the Bank was considered to be well-capitalized.

The following table presents the Bank’s capital ratios as of the dates indicated:

	June 30, 2023	December 31, 2022	Required for Capital Adequacy Purposes	Required to be Well Capitalized
Total Capital (to risk-weighted assets)	13.87%	14.37%	8.00%	10.00%
Tier 1 Capital (to risk-weighted assets)	12.64%	13.29%	6.00%	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)	12.64%	13.29%	4.50%	6.50%
Tier 1 Capital (to average assets)	9.78%	10.01%	4.00%	5.00%

As of June 30, 2023 and December 31, 2022, the Bank was considered “well capitalized” under the regulatory framework for prompt corrective action.  We adopted CECL effective January 1, 2023 and elected not to implement the regulatory agencies’ capital transition and instead opted to record the impact to our capital ratios immediately upon implementation.

Effective with the implementation of CECL, a $2.2 million, net of tax, adjustment was made to retained earnings.  The adjustment did not have a material impact to our capital ratios.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Contractual Obligations

The Corporation enters into contractual obligations in the normal course of business. Among these obligations are FHLB advances and junior subordinated debentures, operating lease agreements for banking and subsidiaries’ offices and for data processing and telecommunications equipment.  Comparing June 30, 2023 to December 31, 2022, short-term borrowings decreased $14.5 million, driven by a the utilization of cash balances by municipalities related to the overnight investments product.  Long-term borrowings increased by $80.0 million during the quarter due to management’s decision to obtain $80 million in FHLB advances during the first quarter of 2023.

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

Commitments to extend credit in the form of consumer, commercial and business at the dates indicated were as follows:

(in thousands)	June 30, 2023	December 31, 2022
Residential Mortgage - home equity	$72,726	$70,845
Residential Mortgage - construction	21,241	25,499
Commercial	171,604	153,235
Consumer - personal credit lines	4,267	4,323
Standby letters of credit	6,893	14,325
Total	$276,731	$268,227

The increase of $8.5 million in commitments at June 30, 2023 when compared to December 31, 2022 was due to new business in construction commitments in the commercial portfolio as well as new home equity lines of credit.

Upon adoption of ASC 326 on January 1, 2023, the Corporation recorded an initial increase to the ACL for off-balance sheet exposures of $0.9 million.  Credit loss expense for off-balance sheet credit exposures totaled $0.1 million for the six-month period ended June 30, 2023.

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

An evaluation of the effectiveness of these disclosure controls as of June 30, 2023 was carried out under the supervision and with the participation of management, including the PEO and the PFO. Based on that evaluation, management, including the PEO and the PFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the six months ended June 30, 2023, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits filed or furnished with this quarterly report are listed in the following Exhibit Index.

Exhibit	Description
31.1	Certifications of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
31.2	Certifications of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
32	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)
101.INS	Inline XBRL Instance Document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	The cover page of First United Corporation’s Quarterly Report on Form 10Q for the quarter ended June 30, 2023 formatted in Inline XBRL, included within the Exhibit 101 attachments (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST UNITED CORPORATION

Date: August 9, 2023	/s/ Carissa L. Rodeheaver
Carissa L. Rodeheaver, CPA
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2023	/s/ Tonya K. Sturm
Tonya K. Sturm, Senior Vice President,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)