Form 10-Q
period 2023-09-30
FIRST UNITED CORP/MD/
filed 2023-11-09
CIK 763907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For quarterly period ended September 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:   6,686,222 shares of common stock, par value $0.01 per share, as of October 31, 2023.

INDEX TO QUARTERLY REPORT

FIRST UNITED CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

First United Corporation and Subsidiaries

Consolidated Statements of Financial Condition

(In thousands, except share data - Unaudited)

	September 30, 2023	December 31, 2022

Assets
Cash and due from banks	$78,939	$72,720
Interest bearing deposits in banks	1,713	1,595
Cash and cash equivalents	80,652	74,315
Investment securities – available for sale (at fair value)	114,370	125,889
Investment securities – held to maturity, net of allowance for credit losses of $45 and $0, respectively (fair value $176,781 at September 30, 2023 and $203,080 at December 31, 2022)	215,683	235,659
Restricted investment in bank stock, at cost	5,251	1,027
Loans held for sale	208	—
Loans	1,380,019	1,279,494
Unearned fees	(371)	(174)
Allowance for credit/loan losses	(17,146)	(14,636)
Net loans	1,362,502	1,264,684
Premises and equipment, net	32,766	34,948
Goodwill and other intangibles	12,185	12,433
Bank owned life insurance	47,282	46,346
Deferred tax assets	13,020	10,605
Other real estate owned, net	4,878	4,733
Right of use assets	1,905	1,898
Pension asset	7,476	8,001
Accrued interest receivable	6,689	6,051
Other assets	23,334	21,580
Total Assets	$1,928,201	$1,848,169
Liabilities and Shareholders’ Equity
Liabilities:
Non-interest bearing deposits	$429,691	$506,613
Interest bearing deposits	1,145,378	1,064,120
Total deposits	1,575,069	1,570,733
Short-term borrowings	53,330	64,565
Long-term borrowings	110,929	30,929
Operating lease liability	2,347	2,373
SERP deferred compensation	7,294	7,194
Allowance for credit losses on off-balance sheet credit exposures	985	133
Accrued interest payable	578	151
Other liabilities	21,335	19,099
Dividends payable	1,344	1,199
Total Liabilities	1,773,211	1,696,376
Shareholders’ Equity:
Common Stock – par value $0.01 per share; Authorized 25,000,000 shares; issued and outstanding 6,715,170 shares at September 30, 2023 and 6,666,428 at December 31, 2022	67	67
Surplus	25,029	24,409
Retained earnings	173,467	166,343
Accumulated other comprehensive loss	(43,573)	(39,026)
Total Shareholders’ Equity	154,990	151,793
Total Liabilities and Shareholders’ Equity	$1,928,201	$1,848,169

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Nine Months Ended
	September 30,
	2023	2022

	(Unaudited)
Interest income
Interest and fees on loans	$50,279	$39,351
Interest on investment securities
Taxable	5,339	4,533
Exempt from federal income tax	661	834
Total investment income	6,000	5,367
Other	2,686	345
Total interest income	58,965	45,063
Interest expense
Interest on deposits:
Savings	189	70
Interest-bearing transaction accounts	8,912	716
Time deposits	3,599	711
Total interest on Deposits	12,700	1,497
Interest on short-term borrowings	93	86
Interest on long-term borrowings	3,496	1,027
Total Interest Expense	16,289	2,610
Net Interest income	42,676	42,453
Credit loss expense - loans	1,170	97
Credit loss expense - debt securities held to maturity	45	—
Credit loss expense - off-balance sheet credit exposures	(14)	12
Total credit loss expense	1,201	109
Net interest income after provision for credit losses	41,475	42,344
Other operating income
Net gains on investments, available for sale	—	3
Net gains on investments, held to maturity	—	93
Net gains on sales of residential mortgage loans	322	31
Net gains on disposal of fixed assets	—	34
Net gains	322	161
Other Income
Service charges on deposit accounts	1,631	1,451
Other service charges	706	686
Trust department	6,134	6,238
Debit card income	2,981	2,922
Bank owned life insurance	936	891
Brokerage commissions	800	805
Other	350	406
Total other income	13,538	13,399
Total other operating income	13,860	13,560
Other operating expenses
Salaries and employee benefits	21,112	17,891
FDIC premiums	724	479
Equipment expense	3,168	3,110
Occupancy expense of premises	2,274	2,172
Data processing expense	2,926	2,516
Marketing expense	474	409
Professional services	1,530	873
Contract labor	471	482
Telephone	341	365
Total OREO expenses, net	281	375
Investor relations	272	258
Contributions	217	184
Other	4,144	2,425
Total other operating expenses	37,934	31,539
Income before income tax expense	17,401	24,365
Provision for income tax expense	4,099	6,286
Net Income	$13,302	$18,079
Basic net income per share	$1.99	$2.72
Diluted net income per share	$1.98	$2.72
Weighted average number of basic shares outstanding	6,698	6,645
Weighted average number of diluted shares outstanding	6,714	6,655
Dividends declared per common share	$0.60	$0.45

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended
	September 30,
	2023	2022

	(Unaudited)
Interest income
Interest and fees on loans	$18,055	$14,058
Interest on investment securities
Taxable	1,792	1,587
Exempt from federal income tax	123	273
Total investment income	1,915	1,860
Other	1,194	267
Total interest income	21,164	16,185
Interest expense
Interest on deposits:
Savings	54	34
Interest-bearing transaction accounts	3,784	397
Time deposits	1,834	190
Total interest on Deposits	5,672	621
Interest on short-term borrowings	33	47
Interest on long-term borrowings	1,475	376
Total Interest Expense	7,180	1,044
Net Interest income	13,984	15,141
Credit loss expense/(credit) - loans	322	(108)
Credit loss expense - debt securities held to maturity	45	—
Credit loss (credit)/expense - off-balance sheet credit exposures	(104)	7
Total credit loss expense/(credit)	263	(101)
Net interest income after provision for credit losses	13,721	15,242
Other operating income
Net gains on investments, available for sale	—	—
Net gains on investments, held to maturity	—	93
Gains on sales of residential mortgage loans	182	3
Gains on disposal of fixed assets	—	—
Net gains	182	96
Other Income
Service charges on deposit accounts	569	523
Other service charges	230	241
Trust department	2,139	2,005
Debit card income	995	1,053
Bank owned life insurance	320	302
Brokerage commissions	245	272
Other	218	208
Total other income	4,716	4,604
Total other operating income	4,898	4,700
Other operating expenses
Salaries and employee benefits	6,957	6,130
FDIC premiums	254	150
Equipment	1,029	1,037
Occupancy	747	734
Data processing	1,011	890
Marketing	220	152
Professional services	490	(211)
Contract labor	173	159
Telephone	—	—
Telephone	115	112
Total other real estate owned expenses, net	139	128
Investor relations	83	39
Contributions	74	121
Settlement expense	—	—
FHLB prepayment penalty	—	—
Other	1,493	888
Total other operating expenses	12,785	10,329
Income before income tax expense	5,834	9,613
Provision for income tax expense	1,321	2,677
Net Income	$4,513	$6,936
Basic net income per common share	$0.67	$1.04
Diluted net income per common share	$0.67	$1.04
Weighted average number of basic shares outstanding	6,714	6,658
Weighted average number of diluted shares outstanding	6,728	6,669
Dividends declared per common share	$0.20	$0.15

First United Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income/(Loss)

(In thousands)

	Nine Months Ended
	September 30,
	2023	2022

Comprehensive Income/(Loss)	(Unaudited)
Net Income	$13,302	$18,079
Other comprehensive loss, net of tax and reclassification adjustments:
Available for sale securities:
Unrealized holding losses on investments with credit related impairment	$(777)	$(853)
Reclassification adjustment for accretable yield realized in income	152	152
Other comprehensive loss on investments with credit related impairment	(929)	(1,005)

Unrealized holding losses on all other AFS investments	$(5,065)	$(22,971)
Unrealized holding losses on securities transferred from available for sale to held to maturity	—	8,328
Reclassification adjustment for gains realized in income	—	3
Other comprehensive loss on all other AFS investments	(5,065)	(14,646)

Held to Maturity Securities
Unrealized holding losses on securities transferred to held to maturity	$—	$(8,328)
Unrealized holding losses on HTM investments	—	—
Reclassification adjustment for gains/(losses) realized in income	—	93
Reclassification adjustment for amortization realized in income	(513)	(644)
Other comprehensive income/(loss) on HTM investments	513	(7,777)

Cash flow hedges:
Unrealized holding gains on cash flow hedges	$30	$1,622
Other comprehensive income on cash flow hedges	30	1,622

Pension plan liability:
Unrealized holding gains/(losses) on pension plan liability	$(1,250)	$(14,079)
Reclassification adjustment for amortization of unrecognized loss realized in income	(750)	(837)
Other comprehensive loss on pension plan liability	(500)	(13,242)

SERP liability:
Unrealized holding losses on SERP liability	$—	$—
Reclassification adjustment for amortization of unrealized loss realized in income	6	(203)
Other comprehensive (loss)/income on SERP liability	(6)	203

Other comprehensive losses before income tax	(5,957)	(34,845)
Income tax benefit related to other comprehensive income	1,410	9,325

Other comprehensive loss, net of tax	(4,547)	(25,520)
Comprehensive income/(loss)	$8,755	$(7,441)

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

	Three Months Ended
	September 30,
	2023	2022

Comprehensive Income/(Loss)	(Unaudited)
Net Income	$4,513	$6,936
Other comprehensive loss, net of tax and reclassification adjustments:
Available for sale securities:
Unrealized holding gains/(losses) on investments with credit related impairment	$633	$(199)
Reclassification adjustment for accretable yield realized in income	51	51
Other comprehensive income/(loss) on investments with credit related impairment	582	(250)

Unrealized holding loss on all other AFS investments	$(4,183)	$(6,768)
Other comprehensive loss on all other AFS investments	(4,183)	(6,768)

Held to Maturity Securities
Unrealized holding losses on HTM investments	$—	$—
Reclassification adjustment for gains realized in income	—	93
Reclassification adjustment for amortization realized in income	(167)	(320)
Other comprehensive income on HTM investments	167	227

Cash flow hedges:
Unrealized holding gains on cash flow hedges	$14	$534
Other comprehensive income on cash flow hedges	14	534

Pension plan liability:
Unrealized holding losses on pension plan liability	$(1,352)	$(3,537)
Reclassification adjustment for amortization of unrecognized loss realized in income	(251)	(279)
Other comprehensive losses on pension plan liability	(1,101)	(3,258)

SERP liability:
Unrealized holding losses on SERP liability	$—	$—
Reclassification adjustment for amortization of unrealized loss realized in income	2	(68)
Other comprehensive (loss)/income on SERP liability	(2)	68

Other comprehensive losses before income tax	(4,523)	(9,447)
Income tax benefit related to other comprehensive income	1,060	2,529

Other comprehensive loss, net of tax	(3,463)	(6,918)
Comprehensive income	$1,050	$18

First United Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except per share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at January 1, 2023	$67	$24,409	$166,343	$(39,026)	$151,793
Adoption of ASC 326- Financial Instruments- Credit Losses			(2,155)		(2,155)
Net income			4,375		4,375
Other comprehensive income				69	69
Stock based compensation		56			56
Common stock issued - 22,282 shares		64			64
Common stock dividend declared - $0.20 per share			(1,334)		(1,334)
Balance at March 31, 2023	$67	$24,529	$167,229	$(38,957)	$152,868
Net income			4,414		4,414
Other comprehensive loss				(1,153)	(1,153)
Stock based compensation		298			298
Common stock issued - 18,416 shares		74			74
Common stock dividend declared - $0.20 per share			(1,345)		(1,345)
Balance at June 30, 2023	$67	$24,901	$170,298	$(40,110)	$155,156
Net income			4,513		4,513
Other comprehensive loss				(3,463)	(3,463)
Stock based compensation		69			69
Common stock issued - 5,046 shares		80			80
Common stock repurchased - 1,298 share		(21)			(21)
Common stock dividend declared - $0.20 per share			(1,344)		(1,344)
Balance at September 30, 2023	$67	$25,029	$173,467	$(43,573)	$154,990

First United Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except per share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at January 1, 2022	$66	$23,661	$145,487	$(27,314)	$141,900
Net income			5,715		5,715
Other comprehensive loss				(9,593)	(9,593)
Stock based compensation		(4)			(4)
Common stock issued - 15,456 shares		55			55
Common stock dividend declared - $0.15 per share			(995)		(995)
Balance at March 31, 2022	$66	$23,712	$150,207	$(36,907)	$137,078
Net income			5,428		5,428
Other comprehensive loss				(9,009)	(9,009)
Stock based compensation	1	339			340
Common stock issued - 18,416 shares		54			54
Common stock dividend declared - $0.15 per share			(999)		(999)
Balance at June 30, 2022	$67	$24,105	$154,636	$(45,916)	$132,892
Net income			6,936		6,936
Other comprehensive loss				(6,918)	(6,918)
Stock based compensation		80			80
Common stock issued - 4,563 shares		53			53
Common stock dividend declared- $0.15 per share			(999)		(999)
Balance at September 30, 2022	$67	$24,238	$160,573	$(52,834)	$132,044

See accompanying notes to the consolidated financial statement

First United Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended
	September 30,
	2023	2022

	(Unaudited)
Operating activities
Net income	$13,302	$18,079
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,201	109
Depreciation	2,528	2,475
Stock based compensation	423	415
Gain on sales of other real estate owned	(36)	—
Recoveries of other real estate owned, net	(55)	—
Originations of loans held for sale	(3,627)	(1,156)
Proceeds from sales of loans held for sale	3,741	1,254
Gains from sales of loans held for sale	(322)	(31)
Gains on disposal of fixed assets	—	(34)
Net (accretion)/ amortization of investment securities discounts and premiums- AFS	(32)	100
Net accretion of investment securities discounts and premiums- HTM	(618)	(625)
Amortization of intangible assets	248	157
Gains on sales/calls of investment securities – AFS	—	(3)
Gains on calls of investment securities – HTM	—	(93)
Earnings on bank owned life insurance	(936)	(891)
Amortization of deferred loan costs/(fees), net	40	(123)
Amortization of operating lease right of use asset	249	260
Increase in accrued interest receivable and other assets	(1,754)	(651)
Deferred tax expense/(benefit)	(97)	(9,322)
Operating lease liability	(282)	(289)
Increase in accrued interest payable and other liabilities	2,793	9,094
Net cash provided by operating activities	16,766	18,725
Investing activities
Proceeds from maturities/calls of investment securities - AFS	5,320	12,153
Proceeds from maturities/calls of investment securities - HTM	24,537	13,254
Proceeds from sales of investment securities - AFS	—	1,023
Purchases of investment securities - AFS	—	(17,652)
Purchases of investment securities - HTM	(3,988)	(55,686)
Proceeds from sales of other real estate owned	172	—
Proceeds from disposal of fixed assets	—	37
Net (increase)/decrease in restricted stock	(4,224)	2
Net increase in loans	(101,320)	(124,963)
Purchases of premises and equipment	(346)	(2,803)
Net cash used in by investing activities	(79,849)	(174,635)
Financing activities
Net increase in deposits	4,336	41,744
Issuance of common stock	218	162
Cash dividends paid on common stock	(3,878)	(2,987)
Net (decrease)/increase in short-term borrowings	(11,235)	32,027
Stock repurchase	(21)	—
Proceeds from long-term borrowings	80,000	—
Net cash provided by financing activities	69,420	70,946
Increase/(decrease) in cash and cash equivalents	6,337	(84,964)
Cash and cash equivalents at beginning of the year	74,315	115,720
Cash and cash equivalents at end of period	$80,652	$30,756
Supplemental information
Interest paid	$16,406	$2,655
Taxes paid	$4,821	$5,248
Non-cash investing activities:
Transfers from loans to other real estate owned	$226	$256
Transfers from securities available for sale to held to maturity	$—	$139,036

FIRST UNITED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Basis of Presentation

The financial information is presented in accordance with generally accepted accounting principles and general practice for financial institutions in the United States of America (“GAAP”).  First United Corporation has prepared these unaudited condensed consolidated financial statements in accordance with GAAP for interim financial information, rules of the Securities and Exchange Commission that permit reduced disclosure for interim periods, and Article 8 of Regulation S-X.  Certain reclassifications have been made to prior year amounts to conform with current year classifications.  These reclassifications did not have a material impact on the Corporation’s consolidated financial condition or results of operations.  Operating results for the three- and nine-month periods ended September 30, 2023, are not necessarily indicative of the results that may be expected for the full year or for any future interim period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

The Corporation has evaluated events and transactions occurring subsequent to the statement of financial condition date of September 30, 2023 and through the date these consolidated financial statements were issued, for items of potential recognition or disclosure.

Newly Adopted Pronouncements in 2023

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments, universally referred to as CECL.  The amendments in ASU, 2016-13 among other things, requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates.  Many of the loss estimation techniques applied previously are still permitted, although the inputs to those techniques changed to reflect the full amount of expected credit losses.  In addition, ASU 2016-13 amends the accounting for credit losses on purchased financial assets with credit deterioration.  For periodic report filers that are smaller reporting companies, such as the Corporation, ASU 2016-13 was effective as of January 1, 2023.

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

In March 2022, FASB issued ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326):  Troubled Debt Restructurings and Vintage Disclosures.  ASU 2022-02, which eliminates the troubled debt restructuring (“TDR”) accounting model for creditors that have adopted ASU 2016-13.  Due to the removal of the TDR accounting model, all loan modifications were evaluated to determine if they resulted in a new loan or a continuation of the existing loan.  The amendments in ASU 2022-02 also required that entities disclose current-period gross charge-offs by year of origination for loans and leases.  The amendments in ASU 2022-02 were effective January 1, 2023.  This change did not have a material effect on our consolidated financial statements.  Refer to Note 5, Loans and Related Allowance for Credit Losses for disclosures for debtors experiencing financial difficulty and for vintage disclosures related to gross charge-offs by loan segment by year of origination.

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

The Corporation’s note 5 for discussion related to the Corporation’s methodology for estimating the ACL includes:

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

Loan Restructurings

In situations where, for economic or legal reasons related to a borrower’s financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a restructured loan.  Management strives to identify borrowers in financial difficulty early and work with them to modify the loan to more affordable terms before their loan reaches nonaccrual status.  The Corporation modifies loans to borrowers in financial distress by providing principal forgiveness, term extension, an other-than-insignificant payment delay, or interest rate reductions.  When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses.  These concessions are intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral.   See Note 5 for more detail related to the accounting of restructured loans.

Allowance for Credit Losses – Available-for-Sale and Held-to-Maturity Securities

The Corporation adopted Accounting Standards Codification (“ASC “) 326 using the prospective transition approach for debt securities for which other than temporary impairment (“OTTI”) had been recognized prior to January 1, 2023, such as available-for-sale (“AFS”) collateralized debt obligations.  As a result, the amortized cost basis for such debt securities remained the same before and after the effective date of ASC 326.  The effective interest rate on these debt securities was not changed.  Amounts previously written off are recognized in other comprehensive income (“OCI”) as of January 1, 2023 relating to improvements in cash flows expected to be collected are accreted into income over the remaining life of the asset.  Recoveries of amounts previously written off relating to improvements in cash flows after January 1, 2023 are recorded in earnings when received.

See Note 5 for additional information related to investment securities and the related allowance for credit losses on the AFS and held-to-maturity (“HTM “) portfolio.

Note 2 – Accounting Statements Issued but Not Yet Adopted

In March 2020, FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848):  Facilitation of Reference Rate Reform on Financial Reporting.”  The amendments in ASU 2020-04 provide optional guidance for a limited period of time to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting.  The amendments provide optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from the London Interbank Offered Rate (“LIBOR”) toward new interest rate benchmarks.  Modified contracts that meet certain scope guidance are eligible for relief from these modification accounting requirements in GAAP.  The optional guidance generally allows for the modified contract to be accounted for as a continuation of the existing contract and does not require contract remeasurement at the modification date or reassessment of a previous accounting determination.  The amendments in  ASU 2020-04 are effective for all entities between March 12, 2020 and December 31, 2022.  In December 2022, FASB issued ASU No. 2022-06: “Reference Rate Reform (Topic 848):  Deferral of the Sunset Date of Topic 848.”  The amendments in ASU 2020-06 defer the sunset date for applying the reference rate reform relief by two years to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848.

An internal team of the Corporation was formed to transition loans held for investment away from LIBOR.   As of September 30, 2023, there are no loans in our loan portfolio whose variable rate is tied to the LIBOR.  The Corporation no longer offers LIBOR for any new contract as part of this transition.

The Corporation has identified all known LIBOR exposures, created a plan to address the exposures, and continues to communicate with all stakeholders to transition to alternative reference rates.   The Corporation does not anticipate that the adoption of ASU 2020-04 will have a material impact on the Corporation’s consolidated financial statements.

Note 3 – Earnings Per Common Share

Basic earnings per common share is derived by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents. Diluted earnings per share is derived by dividing net income available to common shareholders by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents, such as restricted stock units (“RSUs”). There were no anti-dilutive shares outstanding at September 30, 2023 or 2022.

The following table sets forth the calculation of basic and diluted earnings per common share for the nine- and three-month periods ended September 30, 2023 and 2022:

	Nine months ended September 30,
	2023			2022
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Income	Shares	Amount
Basic Earnings Per Share:

Net income	$13,302	6,698	$1.99	$18,079	6,645	$2.72

Diluted Earnings Per Share:

Restricted stock units		16			10

Net income	$13,302	6,714	$1.98	$18,079	6,655	$2.72

	Three months ended September 30,
	2023			2022
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Income	Shares	Amount
Basic Earnings Per Share:

Net income	$4,513	6,714	$0.67	$6,936	6,658	$1.04

Diluted Earnings Per Share:

Restricted stock units		14			11

Net income	$4,513	6,728	$0.67	$6,936	6,669	$1.04

Note 4 – Investments

The following tables show a comparison of amortized cost and fair values of investment securities at September 30, 2023 and December 31, 2022:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
September 30, 2023
Available for Sale:
U.S. government agencies	$11,020	$—	$1,660	$—	$9,360
Residential mortgage-backed agencies	42,073	—	8,704	—	33,369
Commercial mortgage-backed agencies	36,722	—	9,667	—	27,055
Collateralized mortgage obligations	24,223	—	5,236	—	18,987
Obligations of states and political subdivisions	10,832	—	766	—	10,066
Corporate bonds	1,000	—	251	—	749
Collateralized debt obligations	18,670	—	3,886	—	14,784
Total available for sale	$144,540	$—	$30,170	$—	$114,370

(in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value	Allowance for Credit Losses
September 30, 2023
Held to Maturity:
U.S. treasuries	$37,397	$—	$670	$36,727	$—
U.S. government agencies	67,944	—	14,411	53,533	—
Residential mortgage-backed agencies	30,336	—	4,495	25,841	—
Commercial mortgage-backed agencies	21,454	—	6,494	14,960	—
Collateralized mortgage obligations	53,994	—	12,114	41,880	—
Obligations of states and political subdivisions	4,603	126	844	3,885	45
Total held to maturity	$215,728	$126	$39,028	$176,826	$45

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCL
December 31, 2022
Available for Sale:
U.S. government agencies	$11,044	$—	$1,582	$9,462	$—
Residential mortgage-backed agencies	45,052	—	7,651	37,401	—
Commercial mortgage-backed agencies	37,393	—	6,661	30,732	—
Collateralized mortgage obligations	25,828	—	4,784	21,044	—
Obligations of states and political subdivisions	10,848	4	360	10,492	—
Corporate Bonds	1,000	—	113	887	—
Collateralized debt obligations	18,664	—	2,793	15,871	(1,695)
Total available for sale	$149,829	$4	$23,944	$125,889	$(1,695)

(in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	OTTI in AOCL
December 31, 2022
Held to Maturity:
U.S. treasuries	$37,204	$—	$1,593	$35,611	$—
U.S. government agencies	67,734	—	13,261	54,473	—
Residential mortgage-backed agencies	28,624	1	3,503	25,122	—
Commercial mortgage-backed agencies	22,389	—	4,568	17,821	—
Collateralized mortgage obligations	57,085	—	10,001	47,084	—
Obligations of states and political subdivisions	22,623	946	600	22,969	—
Total held to maturity	$235,659	$947	$33,526	$203,080	$—

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

The following table shows the Corporation’s investment securities with gross unrealized and unrecognized losses and fair values at September 30, 2023 and December 31, 2022, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrealized Losses	Number of Investments	Fair Value	Unrealized Losses	Number of Investments
September 30, 2023
Available for Sale:
U.S. government agencies	$—	$—	—	$9,360	$1,660	3
Residential mortgage-backed agencies	—	—	—	33,369	8,704	5
Commercial mortgage-backed agencies	—	—	—	27,055	9,667	8
Collateralized mortgage obligations	—	—	—	18,987	5,236	10
Obligations of states and political subdivisions	3,357	294	6	6,369	472	3
Corporate Bonds	—	—	—	749	251	1
Collateralized debt obligations	—	—	—	14,784	3,886	9
Total available for sale	$3,357	$294	6	$110,673	$29,876	39

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrecognized Losses	Number of Investments	Fair Value	Unrecognized Losses	Number of Investments
September 30, 2023
Held to Maturity:
U.S. treasuries	$—	$—	—	$36,727	$670	4
U.S. government agencies	—	—	—	53,533	14,411	9
Residential mortgage-backed agencies	3,977	98	3	21,864	4,397	35
Commercial mortgage-backed agencies	—	—	—	14,960	6,494	2
Collateralized mortgage obligations	—	—	—	41,880	12,114	8
Obligations of states and political subdivisions	—	—	—	2,030	844	1
Total held to maturity	$3,977	$98	3	$170,994	$38,930	59

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrealized Losses	Number of Investments	Fair Value	Unrealized Losses	Number of Investments
December 31, 2022
Available for Sale:
U.S. government agencies	$4,598	$402	1	$4,865	$1,180	2
Residential mortgage-backed agencies	—	—	—	37,401	7,651	5
Commercial mortgage-backed agencies	4,044	455	3	26,688	6,206	6
Collateralized mortgage obligations	1,600	210	5	19,444	4,574	5
Obligations of states and political subdivisions	8,906	360	7	—	—	—
Corporate Bonds	887	113	1	—	—	—
Collateralized debt obligations	—	—	—	15,871	2,793	9
Total available for sale	$20,035	$1,540	17	$104,269	$22,404	27

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrecognized Losses	Number of Investments	Fair Value	Unrecognized Losses	Number of Investments
December 31, 2022
Held to Maturity:
U.S. treasuries	$—	$—	—	$35,611	$1,593	4
U.S. government agencies	38,883	9,617	7	15,591	3,644	2
Residential mortgage-backed agencies	16,893	1,425	29	8,138	2,078	7
Commercial mortgage-backed agencies	17,821	4,568	3	—	—	—
Collateralized mortgage obligations	47,083	10,001	8	—	—	—
Obligations of states and political subdivisions	2,269	600	1	—	—	—
Total held to maturity	$122,949	$26,211	48	$59,340	$7,315	13

The Corporation utilizes ASC 326 to evaluate its AFS and HTM debt security portfolio for expected credit losses.  For AFS debt securities in an unrealized loss position, the Corporation first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis.  If either criteria is met, the security’s amortized cost basis is written down to fair value through income.  For AFS debt securities that do not meet the aforementioned criteria, the Corporation evaluates whether the decline in fair value has resulted from credit losses or other factors.  In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors.  If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security.  If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis.  Any impairment that has not been recorded through an ACL is recognized in other comprehensive income, as a non-credit-related impairment.

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

As of September 30, 2023, the Corporation recorded ACL of approximately $45,000 related to one bond in the HTM security portfolio.  There was no ACL related to its AFS or HTM security portfolio at December 31, 2022.

The following table presents a cumulative roll-forward of the amount of non-cash credit-related impairment charges related to credit losses that have been previously recognized in earnings for the trust preferred securities held in the collateralized debt obligation (“CDO”) portfolio during the nine- and three- month periods ended September 30, 2023 and 2022 that the Corporation does not intend to sell:

	Nine Months Ended
	September 30,
(in thousands)	2023	2022
Balance of credit-related impairment at January 1	$1,841	$2,043
Reduction for increases in cash flows expected to be collected	(152)	(152)
Balance of credit-related impairment at September 30	$1,689	$1,891

	Three Months Ended
	September 30,
(in thousands)	2023	2022
Balance of credit-related impairment at July 1	$1,740	$1,942
Reduction for increases in cash flows expected to be collected	(51)	(51)
Balance of credit-related impairment at September 30	$1,689	$1,891

The amortized cost and estimated fair value of securities by contractual maturity at September 30, 2023 are shown in the following table. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2023
(in thousands)	Amortized Cost	Fair Value
Available for Sale:
Due in one year or less	$3,010	$2,953
Due after one year through five years	9,270	8,391
Due after five years through ten years	1,895	1,560
Due after ten years	27,347	22,055
	41,522	34,959
Residential mortgage-backed agencies	42,073	33,369
Commercial mortgage-backed agencies	36,722	27,055
Collateralized mortgage obligations	24,223	18,987
Total available for sale	$144,540	$114,370
Held to Maturity:
Due in one year or less	$37,397	$36,727
Due after one year through five years	12,500	11,306
Due after five years through ten years	38,681	30,544
Due after ten years	21,366	15,568
	109,944	94,145
Residential mortgage-backed agencies	30,336	25,841
Commercial mortgage-backed agencies	21,454	14,960
Collateralized mortgage obligations	53,994	41,880
Total held to maturity	$215,728	$176,826

Note 5 – Loans and Related Allowance for Credit Losses

The following table summarizes the primary segments of the loan portfolio at September 30, 2023 and December 31, 2022:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
September 30, 2023
Individually evaluated for impairment	$—	$—	$—	$2,314	$—	$2,314
Collectively evaluated for impairment	491,284	79,796	254,650	489,372	62,603	1,377,705
Total loans	$491,284	$79,796	$254,650	$491,686	$62,603	$1,380,019
December 31, 2022
Individually evaluated for impairment	$2,262	$356	$—	$3,880	$—	$6,498
Collectively evaluated for impairment	456,569	70,240	245,396	440,531	60,260	1,272,996
Total loans	$458,831	$70,596	$245,396	$444,411	$60,260	$1,279,494

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans at September 30, 2023 and December 31, 2022:

(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due and Accruing	Non- Accrual	Total Loans
September 30, 2023
Commercial real estate:
Non-owner-occupied	$293,932	$—	$229	$—	$229	$—	$294,161
All other CRE	196,524	599	—	—	599	—	197,123
Acquisition and development:
1-4 family residential construction	17,527	—	—	—	—	—	17,527
All other A&D	62,149	—	—	—	—	120	62,269
Commercial and industrial	254,193	75	382	—	457	—	254,650
Residential mortgage:
Residential mortgage - term	425,383	214	1,109	—	1,323	3,011	429,717
Residential mortgage - home equity	61,299	288	22	86	396	274	61,969
Consumer	61,786	541	143	59	743	74	62,603
Total	$1,372,793	$1,717	$1,885	$145	$3,747	$3,479	$1,380,019
December 31, 2022
Commercial real estate:
Non-owner-occupied	$269,971	$—	$—	$—	$—	$87	$270,058
All other CRE	188,715	—	—	—	—	58	188,773
Acquisition and development:
1-4 family residential construction	19,637	—	—	—	—	—	19,637
All other A&D	50,813	—	—	—	—	146	50,959
Commercial and industrial	245,342	54	—	—	54	—	245,396
Residential mortgage:
Residential mortgage - term	380,502	31	722	239	992	2,893	384,387
Residential mortgage - home equity	59,223	399	48	43	490	311	60,024
Consumer	59,789	363	83	25	471	—	60,260
Total	$1,273,992	$847	$853	$307	$2,007	$3,495	$1,279,494

Non-accrual loans that have been subject to partial charge-offs totaled $0.1 million at September 30, 2023 and $0.1 million at December 31, 2022.  Loans secured by 1-4 family residential real estate properties in the process of foreclosure totaled $1.8

million at September 30, 2023.  There were no loans in the process of foreclosure at December 31, 2022.   As a percentage of the loan portfolio, accruing loans past due 30 days or more was 0.27% at September 30, 2023 compared to 0.16% at December 31, 2022.

Effective January 1, 2023, the Corporation adopted the accounting guidance in ASU 2022-02, which eliminated the recognition and measurement of TDRs.  Due to the removal of the TDR designation, the Corporation evaluates all loan restructurings according to the accounting guidance for loan modifications to determine if the restructuring results in a new loan or a continuation of the existing loan.  Loan modifications to borrowers experiencing financial difficulty that result in a direct change in the timing or amount of contractual cash flows include situations where there is principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions, and combinations of the above.  Therefore, the disclosures related to loan restructurings are only for modifications that directly affect cash flows.

A loan that is considered a non-accrual or restructured loan may be subject to the individually evaluated loan analysis if the commitment is $0.1 million or greater; otherwise, the restructured loan remains in the appropriate segment in the ACL model and associated reserves are adjusted based on changes in the discounted cash flows resulting from the modification of the restructured loan.  For a discussion with respect to reserve calculations regarding individually evaluated loans, refer to the “Nonrecurring Loans” section in Note 6, Fair Value Measurements.  There were no loan modifications made to borrowers facing financial difficulties in the three- or nine-month period ending September 30, 2023.

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

Commercial Real Estate- loans are secured by commercial purpose real estate, including both owner occupied properties and properties obtained for investment purposes, such as hotels, strip malls and apartments.  Operations of the individual projects as well as global cash flows of the debtors are the primary source of repayment of these loans.  The condition of the local economy is an important indicator of risk, but there are more specific risks depending on the collateral type as well as the business.

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

The following table summarizes the primary segments of the ACL at September 30, 2023 and allowance for loan loss (“ALL”) at December 31, 2022, segregated by the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
September 30, 2023
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	5,038	1,065	3,477	6,642	924	—	17,146
Total ACL	$5,038	$1,065	$3,477	$6,642	$924	$—	$17,146
December 31, 2022
Individually evaluated for impairment	$—	$—	$—	$26	$—	$—	$26
Collectively evaluated for impairment	6,345	979	2,845	3,134	877	430	14,610
Total ALL	$6,345	$979	$2,845	$3,160	$877	$430	$14,636

Changes in the fair value of the types of collateral for individually evaluated loans are reported as provision for credit loss in the period of change.  The evaluation of the need and amount of a specific allocation of the ACL and whether a loan can be removed from impairment status is made on a quarterly basis.

The following table presents the amortized cost basis of collateral-dependent individually evaluated loans as of September 30, 2023.

	September 30, 2023
(dollars in thousands)	Real Estate	Non-Accrual Loans with No Allowance
Residential mortgage	$2,314	$2,314
Total Loans	$2,314	$2,314

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required at September 30, 2023 and December 31, 2022:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
(in thousands)	Recorded Investment	Related Allowances	Recorded Investment	Recorded Investment (1)	Unpaid Principal Balance
September 30, 2023
Commercial real estate
Non-owner-occupied	$—	$—	$—	$—	$—
All other CRE	—	—	—	—	—
Acquisition and development
1-4 family residential construction	—	—	—	—	—
All other A&D	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Residential mortgage
Residential mortgage – term	—	—	2,314	2,314	—
Residential mortgage – home equity	—	—	—	—	—
Consumer	—	—	—	—	—
Total impaired loans	$—	$—	$2,314	$2,314	$—
December 31, 2022
Commercial real estate
Non-owner-occupied	$—	$—	$187	$187	$—
All other CRE	—	—	2,075	2,075	—
Acquisition and development
1-4 family residential construction	—	—	210	210	—
All other A&D	—	—	146	146	109
Commercial and industrial	—	—	—	—	—
Residential mortgage
Residential mortgage – term	345	26	3,225	3,570	41
Residential mortgage – home equity	—	—	310	310	—
Consumer	—	—	—	—	—
Total impaired loans	$345	$26	$6,153	$6,498	$150

(1)	Recorded investment consists of unpaid principal balance, net of charge-offs, interest payments received applied to principal and unamortized deferred loan origination fees and cost.

The following tables present the activity in the ACL and ALL for the nine- and three-month periods ended September 30, 2023 and 2022:

Nine months ended (in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
Beginning balance at January 1, 2023 prior to adoption of ASC 326	$6,345	$979	$2,845	$3,160	$877	$430	$14,636
Impact of adopting ASC 326	(1,143)	(15)	1,334	2,112	208	(430)	2,066
Loan charge-offs	(87)	—	(301)	(55)	(681)	—	(1,124)
Recoveries collected	5	8	176	56	153	—	398
Credit loss (credit)/expense	(82)	93	(577)	1,369	367	—	1,170
ACL balance at September 30, 2023	$5,038	$1,065	$3,477	$6,642	$924	$—	$17,146
ALL balance at January 1, 2022	$6,032	$2,615	$2,460	$3,484	$934	$430	$15,955
Loan Charge-offs	—	(20)	(134)	(34)	(726)	—	(914)
Recoveries collected	1	21	92	172	117	—	403
Loan loss expense/(credit)	323	(1,117)	984	(645)	552	—	97
ALL balance at September 30, 2022	$6,356	$1,499	$3,402	$2,977	$877	$430	$15,541

Three months ended (in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
ACL balance at July 1, 2023	$4,946	$1,134	$3,549	$6,417	$859	$—	$16,905
Loan charge-offs	—	—	(135)	(31)	(163)	—	(329)
Recoveries collected	—	1	167	20	60	—	248
Credit loss expense/(credit)	92	(70)	(104)	236	168	—	322
ACL balance at September 30, 2023	$5,038	$1,065	$3,477	$6,642	$924	$—	$17,146
ALL balance at July 1, 2022	$6,220	$2,172	$2,830	$3,112	$973	$430	$15,737
Charge-offs	—	(20)	(82)	(1)	(181)	—	(284)
Recoveries	—	1	83	71	41	—	196
Loan loss expense/(credit)	136	(654)	571	(205)	44	—	(108)
ALL balance at September 30, 2022	$6,356	$1,499	$3,402	$2,977	$877	$430	$15,541

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

Quantitative Analysis.  The Corporation elected to use discounted cash flows.  Economic forecasts include but are not limited to unemployment, the Consumer Price Index, the Housing Affordability Index, and Gross State Product.  These forecasts are assumed to revert to the long term average and are utilized in the model to estimate the probability of default and the loss given default is the estimated loss rate, which varies over time.  The estimated loss rate is applied within the appropriate periods in the cash flow model to determine the net present value.  Net present value is also impacted by assumption related to the duration between default and recovery.  The reserve is based on the difference between the summation of the principal balances taking amortized costs into consideration and the summation of the net present values.

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

The following table presents loan balances by year of origination and internally assigned risk rating for our portfolio segments as of dates presented:

(in thousands)	2023	2022	2021	2020	2019	2018 and Prior	Revolving	Total Portfolio Loans
September 30, 2023
Commercial real estate:
Non-owner-occupied
Pass	$20,580	$66,381	$30,726	$54,643	$39,758	$63,496	$1,111	$276,695
Special Mention	—	—	—	—	—	6,098	—	6,098
Substandard	—	—	—	—	—	11,368	—	11,368
Total non-owner occupied	20,580	66,381	30,726	54,643	39,758	80,962	1,111	294,161
Current period gross charge-offs	—	—	—	—	—	87	—	87
All other CRE
Pass	21,848	27,791	25,848	22,666	24,603	65,306	4,057	192,119
Special Mention	—	—	—	—	—	—	1,095	1,095
Substandard	—	—	—	—	1,871	1,438	600	3,909
Total all other CRE	21,848	27,791	25,848	22,666	26,474	66,744	5,752	197,123
Current period gross charge-offs	—	—	—	—	—	—	—	—
Acquisition and development:
1-4 family residential construction
Pass	7,716	9,311	—	—	—	—	500	17,527
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total acquisition and development	7,716	9,311	—	—	—	—	500	17,527
Current period gross charge-offs	—	—	—	—	—	—	—	—
All other A&D
Pass	14,592	23,197	3,994	3,101	2,512	10,631	4,122	62,149
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	120	—	120
Total all other A&D	14,592	23,197	3,994	3,101	2,512	10,751	4,122	62,269
Current period gross charge-offs	—	—	—	—	—	—	—	—
Commercial and industrial:
Pass	28,861	71,185	25,176	12,868	9,915	12,253	71,371	231,629
Special Mention	—	—	—	—	—	329	562	891
Substandard	—	8,923	2,022	6,885	117	842	3,341	22,130
Total commercial and industrial	28,861	80,108	27,198	19,753	10,032	13,424	75,274	254,650
Current period gross charge-offs	100	—	35	166	—	—	—	301
Residential mortgage:
Residential mortgage - term
Pass	43,211	87,386	91,415	40,083	25,855	132,866	1,723	422,539
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	7,120	58	7,178
Total residential mortgage - term	43,211	87,386	91,415	40,083	25,855	139,986	1,781	429,717
Current period gross charge-offs	—	—	—	—	—	13	—	13
Residential mortgage - home equity
Pass	1,194	5,131	887	490	296	523	52,821	61,342
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	40	—	17	570	627
Total residential mortgage - home equity	1,194	5,131	887	530	296	540	53,391	61,969
Current period gross charge-offs	—	—	—	—	—	42	—	42
Consumer:
Pass	15,997	11,773	7,254	2,503	718	21,278	2,807	62,330
Special Mention	—	—	—	—	—	—	—	—
Substandard	48	35	139	25	7	7	12	273
Total consumer	16,045	11,808	7,393	2,528	725	21,285	2,819	62,603
Current period gross charge-offs	158	184	55	3	—	281	—	681
Total Portfolio Loans
Pass	153,999	302,155	185,300	136,354	103,657	306,353	138,512	1,326,330
Special Mention	—	—	—	—	—	6,427	1,657	8,084
Substandard	48	8,958	2,161	6,950	1,995	20,912	4,581	45,605
Total Portfolio Loans	$154,047	$311,113	$187,461	$143,304	$105,652	$333,692	$144,750	$1,380,019
Current YTD Period:
Current period gross charge-offs	$258	$184	$90	$169	$—	$423	$—	$1,124

(in thousands)	2022	2021	2020	2019	2018	2017 and Prior	Revolving	Total Portfolio Loans
December 31, 2022
Commercial real estate:
Non-owner-occupied
Pass	$67,429	$31,710	$48,421	$41,221	$19,414	$42,069	$1,570	$251,834
Special Mention	—	—	—	—	—	6,289	—	6,289
Substandard	—	—	—	—	—	11,935	—	11,935
Total non-owner occupied	67,429	31,710	48,421	41,221	19,414	60,293	1,570	270,058
Current period gross charge-offs	—	—	—	—	—	—	—	—
All other CRE
Pass	24,655	26,947	22,906	27,213	8,873	67,691	4,790	183,075
Special Mention	—	1,111	—	—	—	—	—	1,111
Substandard	—	—	—	3,006	—	357	1,224	4,587
Total all other CRE	24,655	28,058	22,906	30,219	8,873	68,048	6,014	188,773
Current period gross charge-offs	—	—	—	—	—	—	—	—
Acquisition and development:
1-4 family residential construction
Pass	15,629	1,453	151	—	—	210	2,194	19,637
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total acquisition and development	15,629	1,453	151	—	—	210	2,194	19,637
Current period gross charge-offs	—	—	—	—	—	20	—	20
All other A&D
Pass	18,733	4,979	9,755	1,408	558	12,961	2,419	50,813
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	146	—	146
Total all other A&D	18,733	4,979	9,755	1,408	558	13,107	2,419	50,959
Current period gross charge-offs	—	—	—	—	—	—	—	—
Commercial and industrial:
Pass	83,608	30,451	15,982	12,707	5,013	9,528	63,668	220,957
Special Mention	—	2,555	—	—	—	338	2,134	5,027
Substandard	8,923	—	7,167	173	634	311	2,204	19,412
Total commercial and industrial	92,531	33,006	23,149	12,880	5,647	10,177	68,006	245,396
Current period gross charge-offs	—	97	34	3	—	—	—	134
Residential mortgage:
Residential mortgage - term
Pass	64,930	93,665	42,784	27,120	14,132	133,397	2,306	378,334
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	16	237	143	5,634	23	6,053
Total residential mortgage - term	64,930	93,665	42,800	27,357	14,275	139,031	2,329	384,387
Current period gross charge-offs	—	—	—	—	—	28	—	28
Residential mortgage - home equity
Pass	5,739	957	538	328	97	478	51,232	59,369
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	44	—	21	40	550	655
Total residential mortgage - home equity	5,739	957	582	328	118	518	51,782	60,024
Current period gross charge-offs	—	—	—	—	12	6	—	18
Consumer:
Pass	16,748	10,495	3,845	1,596	687	24,096	2,654	60,121
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	92	27	9	7	—	4	139
Total consumer	16,748	10,587	3,872	1,605	694	24,096	2,658	60,260
Current period gross charge-offs	36	494	18	37	11	40	—	636
Total Portfolio Loans
Pass	297,471	200,657	144,382	111,593	48,774	290,430	130,833	1,224,140
Special Mention	—	3,666	—	—	—	6,627	2,134	12,427
Substandard	8,923	92	7,254	3,425	805	18,423	4,005	42,927
Total Portfolio Loans	$306,394	$204,415	$151,636	$115,018	$49,579	$315,480	$136,972	$1,279,494
Current YTD Period:
Current period gross charge-offs	$36	$591	$52	$40	$23	$94	$—	$836

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past.

The following tables present loan balances by year of origination segregated by performing and non-performing loans for the periods presented:

(in thousands)	2023	2022	2021	2020	2019	2018 and Prior	Revolving	Total Portfolio Loans
September 30, 2023
Commercial real estate:
Non-owner-occupied
Performing	$20,580	$66,381	$30,726	$54,643	$39,758	$80,962	$1,111	$294,161
Nonperforming	—	—	—	—	—	—	—	—
Total non-owner occupied	20,580	66,381	30,726	54,643	39,758	80,962	1,111	294,161
All other CRE
Performing	21,848	27,791	25,848	22,666	26,474	66,744	5,752	197,123
Nonperforming	—	—	—	—	—	—	—	—
Total all other CRE	21,848	27,791	25,848	22,666	26,474	66,744	5,752	197,123
Acquisition and development:
1-4 family residential construction
Performing	7,716	9,311	—	—	—	—	500	17,527
Nonperforming	—	—	—	—	—	—	—	—
Total acquisition and development	7,716	9,311	—	—	—	—	500	17,527
All other A&D
Performing	14,592	23,197	3,994	3,101	2,512	10,631	4,122	62,149
Nonperforming	—	—	—	—	—	120	—	120
Total all other A&D	14,592	23,197	3,994	3,101	2,512	10,751	4,122	62,269
Commercial and industrial:
Performing	28,861	80,108	27,198	19,753	10,032	13,424	75,274	254,650
Nonperforming	—	—	—	—	—	—	—	—
Total commercial and industrial	28,861	80,108	27,198	19,753	10,032	13,424	75,274	254,650
Residential mortgage:
Residential mortgage - term
Performing	43,211	87,386	91,415	40,083	25,755	137,107	1,749	426,706
Nonperforming	—	—	—	—	100	2,879	32	3,011
Total residential mortgage - term	43,211	87,386	91,415	40,083	25,855	139,986	1,781	429,717
Residential mortgage - home equity
Performing	1,194	5,131	887	490	296	524	53,087	61,609
Nonperforming	—	—	—	40	—	16	304	360
Total residential mortgage - home equity	1,194	5,131	887	530	296	540	53,391	61,969
Consumer:
Performing	16,045	11,793	7,384	2,504	725	21,200	2,819	62,470
Nonperforming	—	15	9	24	—	85	—	133
Total consumer	16,045	11,808	7,393	2,528	725	21,285	2,819	62,603
Total Portfolio Loans
Performing	154,047	311,098	187,452	143,240	105,552	330,592	144,414	1,376,395
Nonperforming	—	15	9	64	100	3,100	336	3,624
Total Portfolio Loans	$154,047	$311,113	$187,461	$143,304	$105,652	$333,692	$144,750	$1,380,019

(in thousands)	2022	2021	2020	2019	2018	2017 and Prior	Revolving	Total Portfolio Loans
December 31, 2022
Commercial real estate:
Non-owner-occupied
Performing	$67,429	$31,710	$48,421	$41,221	$19,414	$60,206	$1,570	$269,971
Nonperforming	—	—	—	—	—	87	—	87
Total non-owner occupied	67,429	31,710	48,421	41,221	19,414	60,293	1,570	270,058
All other CRE
Performing	24,655	28,058	22,906	30,219	8,873	67,990	6,014	188,715
Nonperforming	—	—	—	—	—	58	—	58
Total all other CRE	24,655	28,058	22,906	30,219	8,873	68,048	6,014	188,773
Acquisition and development:
1-4 family residential construction
Performing	15,629	1,453	151	—	—	210	2,194	19,637
Nonperforming	—	—	—	—	—	—	—	—
Total acquisition and development	15,629	1,453	151	—	—	210	2,194	19,637
All other A&D
Performing	18,733	4,979	9,755	1,408	558	12,962	2,419	50,814
Nonperforming	—	—	—	—	—	145	—	145
Total all other A&D	18,733	4,979	9,755	1,408	558	13,107	2,419	50,959
Commercial and industrial:
Performing	92,531	33,006	23,149	12,880	5,647	10,177	68,006	245,396
Nonperforming	—	—	—	—	—	—	—	—
Total commercial and industrial	92,531	33,006	23,149	12,880	5,647	10,177	68,006	245,396
Residential mortgage:
Residential mortgage - term
Performing	64,930	93,665	42,800	27,120	14,198	136,228	2,313	381,254
Nonperforming	—	—	—	237	77	2,803	16	3,133
Total residential mortgage - term	64,930	93,665	42,800	27,357	14,275	139,031	2,329	384,387
Residential mortgage - home equity
Performing	5,739	957	538	328	115	478	51,515	59,670
Nonperforming	—	—	44	—	3	40	267	354
Total residential mortgage - home equity	5,739	957	582	328	118	518	51,782	60,024
Consumer:
Performing	16,748	10,581	3,872	1,605	694	24,077	2,658	60,235
Nonperforming	—	6	—	—	—	19	—	25
Total consumer	16,748	10,587	3,872	1,605	694	24,096	2,658	60,260
Total Portfolio Loans
Performing	306,394	204,409	151,592	114,781	49,499	312,328	136,689	1,275,692
Nonperforming	—	6	44	237	80	3,152	283	3,802
Total Portfolio Loans	$306,394	$204,415	$151,636	$115,018	$49,579	$315,480	$136,972	$1,279,494

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

The fair value of investments is determined using a market approach.  As of September 30, 2023, the U.S. Government agencies and treasuries, residential and commercial mortgage-backed securities, collateralized mortgage obligations, and state and political subdivisions bonds, excluding tax increment financing (“TIF”) bonds, were classified as Level 2 within the valuation hierarchy.  Their fair values were determined based upon market-corroborated inputs and valuation matrices, which were obtained through third party data service providers or securities brokers through which the Corporation has historically transacted both purchases and sales of investment securities.  The TIF bonds and CDO portfolio, which consists of pooled trust preferred securities issued by banks, thrifts, and insurance companies, are classified as Level 3 within the valuation hierarchy.  The CDO fair values are determined by a third party using a discounted cash flow model.

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

Fair value for individually evaluated loans is determined using several methods.  Generally, the fair value of real estate is determined based on appraisals by qualified licensed appraisals.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available.  These routine adjustments are made to adjust the value of a specific property relative to comparable properties for variations in qualities such as location, size, and income production capacity relative to the subject property of the appraisal.

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

Equity Investment- Equity investments included in the table below are considered impaired with losses recognized on the income statement in net gains.  Fair value of the equity investment was based on an independent third party valuation report where the value was determined based on the revenue multiples of like kind information technology businesses.  These assets are included as Level 3 fair values based upon the lowest level of input that is significant to the fair value measurements.

Other real estate owned – Other real estate owned included in the table below are considered impaired with specific write-downs. Fair value of other real estate owned was based on independent third party appraisals of the properties. These values were determined based on the sales prices of similar properties in the approximate geographic area. These assets are included as Level 3 fair values based upon the lowest level of input that is significant to the fair value measurements.

For assets measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2023 and December 31, 2022 were as follows:

		Fair Value Measurements at September 30, 2023 Using
		Quoted
		Prices in	Significant
	Assets	Active Markets	Other	Significant
	Measured at	for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
(in thousands)	09/30/23	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$9,360		$9,360
Residential mortgage-backed agencies	$33,369		$33,369
Commercial mortgage-backed agencies	$27,055		$27,055
Collateralized mortgage obligations	$18,987		$18,987
Obligations of states and political subdivisions	$10,066		$10,066
Corporate bonds	$749		$749
Collateralized debt obligations	$14,784			$14,784
Financial derivatives	$1,099		$1,099
Non-recurring:
Equity Investment	$2,862			$2,862
Other real estate owned	$—			$—

		Fair Value Measurements at December 31, 2022 Using
		Quoted
		Prices in	Significant
	Assets/(liabilities)	Active Markets	Other	Significant
	Measured at	for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
(in thousands)	12/31/22	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$9,462		$9,462
Residential mortgage-backed agencies	$37,401		$37,401
Commercial mortgage-backed agencies	$30,732		$30,732
Collateralized mortgage obligations	$21,044		$21,044
Obligations of states and political subdivisions	$10,492		$10,492
Corporate bonds	$887		887
Collateralized debt obligations	$15,871			$15,871
Financial derivatives	$1,068		$1,068
Non-recurring:
Impaired loans, net	$211			$211
Equity investment	$1,796			$1,796
Other real estate owned	$—			$—

At September 30, 2023, individually evaluated loans had a net carrying amount of $2.3 million with no valuation allowance.

At December 31, 2022, the fair value of impaired loans with a valuation allowance or charge-off was $1.0 million, net of valuation allowances of $64,700 and charge-offs of $1.3 million. During the year ended December 31, 2022, changes to the valuation allowance or additional charge off activity was recorded on loans with a net balance of approximately $0.4 million.

There were no transfers of assets between any of the fair value hierarchy for the nine-month periods ended September 30, 2023 or 2022.

For Level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2023 and December 31, 2022, the significant unobservable inputs used in the fair value measurements were as follows:

(in thousands)	Fair Value at September 30, 2023	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:
Investment Securities – available for sale -CDO	$14,784	Discounted Cash Flow	Discount Margin	Range of mid 500 to low 600

Non-recurring:
Individually Evaluated Loans, net	$-	Market Comparable Properties	Marketability Discount	N/A

Equity Investment	$2,862	Market Method	Revenue Multiples	2.8x

(in thousands)	Fair Value at December 31, 2022	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:
Investment Securities – available for sale -CDO	$15,871	Discounted Cash Flow	Discount Rate	Range of low to mid 300 and low to high 400

Non-recurring:
Impaired Loans, net	$211	Market Comparable Properties	Marketability Discount	10.0% - 15.0%

Equity Investment	$1,796	Market Method	Revenue Multiples	2.8x

(1)	Range would include discounts taken since appraisal and estimated values

The following tables show a reconciliation of the beginning and ending balances for fair valued assets measured on a recurring basis using Level 3 significant unobservable inputs for the nine- and three- month periods ended September 30, 2023 and 2022:

Fair Value Measurements
Using Significant Unobservable Inputs
(Level 3)
Investment Securities
(in thousands)	Available for Sale
Beginning balance January 1, 2023	$15,871
Total losses realized/unrealized:
Included in other comprehensive loss	(1,087)
Ending balance September 30, 2023	$14,784

Fair Value Measurements
Using Significant Unobservable Inputs
(Level 3)
Investment Securities
(in thousands)	Available for Sale
Beginning balance January 1, 2022	$17,192
Total losses realized/unrealized:
Included in other comprehensive loss	(1,310)
Ending balance September 30, 2022	$15,882

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale
Beginning balance July 1, 2023	$14,105
Total gains realized/unrealized:
Included in other comprehensive income	679
Ending balance September 30, 2023	$14,784

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale
Beginning balance July 1, 2022	$16,258
Total losses realized/unrealized:
Included in other comprehensive income	(376)
Ending balance September 30, 2022	$15,882

There were no gains or losses included in earnings attributable to the change in realized/unrealized gains or losses related to the assets for the nine- or three-month periods ended September 30, 2023 or 2022.

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

The following tables present fair value information about financial instruments, whether or not recognized in the Consolidated Statement of Financial Condition, for which it is practicable to estimate that value. The actual carrying amounts and estimated fair values of the Corporation’s financial instruments that are included in the Consolidated Statement of Financial Condition are as follows:

	September 30, 2023		Fair Value Measurements
			Quoted
			Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$78,939	$78,939	$78,939
Interest bearing deposits in banks	1,713	1,713	1,713
Investment securities - AFS	114,370	114,370		$99,586	$14,784
Investment securities - HTM	215,683	176,826		174,971	1,855
Restricted bank stock	5,251	N/A
Loans held for sale	208	208			208
Loans, net	1,362,502	1,265,829			1,265,829
Financial derivatives	1,099	1,099		1,099
Accrued interest receivable	6,689	6,689		874	5,815
Financial Liabilities:
Deposits - non-maturity	1,354,015	1,354,015		1,354,015
Deposits - time deposits	221,054	217,610		217,610
Short-term borrowed funds	53,330	53,330		53,330
Long-term borrowed funds	110,929	110,514		110,514
Accrued interest payable	578	578		578

	December 31, 2022		Fair Value Measurements
			Quoted
			Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$72,720	$72,720	$72,720
Interest bearing deposits in banks	1,595	1,595	1,595
Investment securities - AFS	125,889	125,889		$110,018	$15,871
Investment securities - HTM	235,659	203,080		182,380	20,700
Restricted bank stock	1,027	N/A
Loans held for sale	—	—
Loans, net	1,264,684	1,177,702			1,177,702
Financial derivative	1,068	1,068		1,068
Accrued interest receivable	6,051	6,051		933	5,118
Financial Liabilities:
Deposits - non-maturity	1,450,210	1,450,210		1,450,210
Deposits - time deposits	120,523	120,083		120,083
Financial derivatives	—	—		—
Short-term borrowed funds	64,565	64,565		64,565
Long-term borrowed funds	30,929	30,909		30,909
Accrued interest payable	151	151		151

Note 7 – Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive loss for the 12 months ended December 31, 2022 and the three-month periods ended March 31, 2023, June 30, 2023, and September 30, 2023:

	Investment
	securities-
	with credit	Investment
	related	securities-	Investment
	impairment	all other	securities-	Cash Flow	Pension
(in thousands)	AFS	AFS	HTM	Hedge	Plan	SERP	Total
Accumulated OCL, net:
Balance - January 1, 2022	$(949)	$(5,749)	$(134)	$(319)	$(18,108)	$(2,055)	$(27,314)
Other comprehensive (loss)/income before reclassifications	(614)	(10,629)	(6,120)	1,116	684	2,430	(13,133)
Amounts reclassified from accumulated other comprehensive loss	(148)	(2)	551	—	821	199	1,421
Balance - December 31, 2022	$(1,711)	$(16,380)	$(5,703)	$797	$(16,603)	$574	$(39,026)
Other comprehensive (loss)/income before reclassifications	(1,180)	985	—	(138)	123	—	(210)
Amounts reclassified from accumulated other comprehensive income	(37)	—	133	—	184	(1)	279
Balance - March 31, 2023	$(2,928)	$(15,395)	$(5,570)	$659	$(16,296)	$573	$(38,957)
Other comprehensive income/(loss) before reclassifications	111	(1,654)	—	150	(42)	—	(1,435)
Amounts reclassified from accumulated other comprehensive loss	(40)	—	129	—	195	(2)	282
Balance - June 30, 2023	$(2,857)	$(17,049)	$(5,441)	$809	$(16,143)	$571	$(40,110)
Other comprehensive income/(loss) before reclassifications	475	(3,201)	—	11	(1,033)	—	(3,748)
Amounts reclassified from accumulated other comprehensive loss	(38)	—	130	—	194	(1)	285
Balance - September 30, 2023	$(2,420)	$(20,250)	$(5,311)	$820	$(16,982)	$570	$(43,573)

The following tables present the components of other comprehensive loss for the nine- and three- month periods ended September 30, 2023 and 2022:

	Before	Tax
Components of Other Comprehensive Loss	Tax	(Expense)
(in thousands)	Amount	Benefit	Net
For the nine months ended September 30, 2023
Available for sale (AFS) securities with credit related impairment:
Unrealized holding losses	$(777)	$183	$(594)
Less: accretable yield recognized in income	152	(37)	115
Net unrealized losses on investments with credit related impairment	(929)	220	(709)
Available for sale securities – all other:
Unrealized holding losses	(5,065)	1,195	(3,870)
Held to maturity securities:
Unrealized holding losses on securities transferred to held to maturity	—	—	—
Less: amortization recognized in income	(513)	121	(392)
Net unrealized gains on HTM securities	513	(121)	392
Cash flow hedges:
Unrealized holding gains	30	(7)	23
Pension Plan:
Unrealized net actuarial gain	(1,250)	298	(952)
Less: amortization of unrecognized loss	(750)	177	(573)
Net pension plan liability adjustment	(500)	121	(379)
SERP:
Unrealized net actuarial loss	—	—	—
Less: amortization of unrecognized loss	6	(2)	4
Net SERP liability adjustment	(6)	2	(4)
Other comprehensive loss	$(5,957)	$1,410	$(4,547)

	Before	Tax
Components of Other Comprehensive Loss	Tax	(Expense)
(in thousands)	Amount	Benefit	Net
For the nine months ended September 30, 2022
Available for sale (AFS) securities with credit related impairment:
Unrealized holding gains	$(853)	$228	$(625)
Less: accretable yield recognized in income	152	(41)	111
Net unrealized losses on investments with credit related impairment	(1,005)	269	(736)
Available for sale securities – all other:
Unrealized holding losses	(22,971)	6,147	(16,824)
Unrealized holding losses on securities transferred from available for sale to held to maturity	8,328	(2,228)	6,100
Less: gains recognized in income	3	(1)	2
Net unrealized losses on all other AFS securities	(14,646)	3,920	(10,726)
Held to maturity securities:
Unrealized holding losses on securities transferred to held to maturity	(8,328)	2,228	(6,100)
Less: gains recognized in income	93	(25)	68
Less: amortization recognized in income	(644)	172	(472)
Net unrealized losses on HTM securities	(7,777)	2,081	(5,696)
Cash flow hedges:
Unrealized holding gains	1,622	(434)	1,188
Pension Plan:
Unrealized net actuarial loss	(14,079)	3,767	(10,312)
Less: amortization of unrecognized loss	(837)	224	(613)
Net pension plan liability adjustment	(13,242)	3,543	(9,699)
SERP:
Unrealized net actuarial loss	—	—	—
Less: amortization of unrecognized loss	(203)	54	(149)
Less: amortization of prior service costs	—	—	—
Net SERP liability adjustment	203	(54)	149
Other comprehensive loss	$(34,845)	$9,325	$(25,520)

Components of Other Comprehensive Loss (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the three months ended September 30, 2023
Available for sale (AFS) securities with credit related impairment:
Unrealized holding gains	$633	$(158)	$475
Less: accretable yield recognized in income	51	(13)	38
Net unrealized gains on investments with credit related impairment	582	(145)	437
Available for sale securities – all other:
Net unrealized losses on all other AFS securities	(4,183)	982	(3,201)
Held to maturity securities:
Unrealized holding gains	—	—	—
Less: amortization recognized in income	(167)	37	(130)
Net unrealized gains on HTM securities	167	(37)	130
Cash flow hedges:
Unrealized holding gains	14	(3)	11
Pension Plan:
Unrealized net actuarial loss	(1,352)	319	(1,033)
Less: amortization of unrecognized loss	(251)	57	(194)
Net pension plan liability adjustment	(1,101)	262	(839)
SERP:
Unrealized net actuarial loss	—	—	—
Less: amortization of unrecognized loss	2	(1)	1
Net SERP liability adjustment	(2)	1	(1)
Other comprehensive loss	$(4,523)	$1,060	$(3,463)

Components of Other Comprehensive Loss (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the three months ended September 30, 2022
Available for sale (AFS) securities with credit related impairment:
Unrealized holding gains	$(199)	$53	$(146)
Less: accretable yield recognized in income	51	(14)	37
Net unrealized losses on investments with credit related impairment	(250)	67	(183)
Available for sale securities – all other:
Unrealized holding losses	(6,768)	1,811	(4,957)
Less: gains recognized in income	—	—	—
Net unrealized losses on all other AFS securities	(6,768)	1,811	(4,957)
Held to maturity securities:
Unrealized holding gains	—	—	—
Less: gains recognized in income	93	(25)	68
Less: amortization recognized in income	(320)	85	(235)
Net unrealized gains on HTM securities	227	(60)	167
Cash flow hedges:
Unrealized holding gains	534	(142)	392
Pension Plan:
Unrealized net actuarial loss	(3,537)	945	(2,592)
Less: amortization of unrecognized loss	(279)	74	(205)
Less: amortization of prior service costs	—	—	—
Net pension plan liability adjustment	(3,258)	871	(2,387)
SERP:
Unrealized net actuarial loss	—	—	—
Less: amortization of unrecognized loss	(68)	18	(50)
Less: amortization of prior service costs	—	—	—
Net SERP liability adjustment	68	(18)	50
Other comprehensive loss	$(9,447)	$2,529	$(6,918)

The following table presents the details of amounts reclassified from accumulated other comprehensive loss for the nine- and three- month periods ended September 30, 2023 and 2022:

Amounts Reclassified from	Nine Months Ended
Accumulated Other Comprehensive Loss	September 30,		Affected Line Item in the Statement
(in thousands)	2023	2022	Where Net Income is Presented
Net unrealized gains on available for sale investment securities with OTTI:
Accretable yield	$152	$152	Interest income on taxable investment securities
Taxes	(37)	(41)	Credit for income tax expense
	$115	$111	Net of tax
Net unrealized gains on available for sale investment securities - all others:
Gains recognized	$—	$3	Net gains
Taxes	—	(1)	Provision for income tax expense
	$—	$2	Net of tax
Net unrealized losses on held to maturity securities:
Amortization	$(513)	$(644)	Interest income on taxable investment securities
Gains/(losses) recognized	—	93	Net gains/(losses)
Taxes	121	147	Provision for income tax expense
	$(392)	$(404)	Net of tax
Net pension plan liability adjustment:
Amortization of unrecognized loss	$(750)	$(837)	Other Expense
Taxes	177	224	Provision for income tax expense
	$(573)	$(613)	Net of tax
Net SERP liability adjustment:
Amortization of unrecognized gain/(loss)	$6	$(203)	Other Expense
Taxes	(2)	54	(Credit)/provision for income tax expense
	$4	$(149)	Net of tax
Total reclassifications for the period	$(846)	$(1,053)	Net of tax

Amounts Reclassified from	Three Months Ended
Accumulated Other Comprehensive Loss	September 30,		Affected Line Item in the Statement
(in thousands)	2023	2022	Where Net Income is Presented
Net unrealized gains on available for sale investment securities with OTTI:
Accretable Yield	$51	$51	Interest income on taxable investment securities
Taxes	(12)	(14)	Provision for income tax expense
	$39	$37	Net of tax
Net unrealized losses on held to maturity securities:
Amortization	$(167)	$(320)	Interest income on taxable investment securities
Gains/(losses) recognized	—	93	Net gains/(losses)
Taxes	38	60	Provision for income tax expense
	$(129)	$(167)	Net of tax
Net pension plan liability adjustment:
Amortization of unrecognized loss	$(251)	$(279)	Other expense
Taxes	57	74	Provision for income tax expense
	$(194)	$(205)	Net of tax
Net SERP liability adjustment:
Amortization of unrecognized loss	$2	$(68)	Other expense
Taxes	(1)	18	Provision for income tax expense
	$1	$(50)	Net of tax
Total reclassifications for the period	$(283)	$(385)	Net of tax

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

Pursuant to First United Corporation’s director compensation policy, each director receives an annual retainer of 1,000 shares of First United Corporation common stock, plus $15,000 to be paid, at the director’s election, in cash or additional shares of common stock.   In May 2023, a total of 16,931 fully vested shares of common stock were issued to directors, which had a grant date fair value of $13.23 per share.  In May 2022, a total of 14,940 fully vested shares of common stock were issued to directors, which had a grant date fair value of $18.92 per share.  In January 2023, a total of 333 fully vested shares of common stock were issued to a new director, which had a grant date fair value of $19.36 per share.  Director stock compensation was $194,001 for the nine months ended September 30, 2023 and $196,254 for the nine months ended September 30, 2022.  Director stock compensation expense was $56,000 for the quarter ended September 30, 2023 and $70,666 for the quarter ended September 30, 2022.

During the nine- and three-month periods ended September 30, 2023, employee stock compensation expense was approximately $12,000 and $5,000, respectively.   Employee stock compensation expense was $0 for both the nine- and three-month periods ended September 30, 2022.

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

In the first quarter of 2020, RSUs were granted relating to (i) 9,791 performance-vesting shares (target level) for the performance period ending December 31, 2021 (the “2019 LTIP year”) and (ii) 10,143 performance-vesting shares and 5,070 time-vesting shares (target level) for the performance period ending December 31, 2022 (the “2020 LTIP year”).  Each RSU had a grant date fair market value of $12.54 per share of common stock underlying the RSU.  The time-vesting RSUs will vest ratably over a three-year period that began on March 26, 2021.  On March 9, 2022, 14,688 shares subject to RSUs granted for the 2019 LTIP year were issued at maximum performance level. On March 8, 2023, 15,216 shares subject to RSUs granted for the 2020 LTIP year were issued at maximum performance.  On March 26, 2021, 1,690 of the 5,070 time-vesting shares were issued to participants.  On March 28, 2022, 1,688  shares of the 3,380 remaining time-vesting shares were issued to participants.  On March 26, 2023, 1,692 shares of the remaining time-vesting shares were issued to participants.  Net stock compensation expense/(credit) was $15,896 for the nine months ended September 30, 2023, and ($5,299) for the nine months ended September 30, 2022. Stock compensation expense was $0 and ($37,091) for the third quarters of 2023 and 2022, respectively.  All compensation expense related to the 2019 LTIP year was recognized as of March 31, 2022.  All compensation expense related to the 2020 LTIP plans was recognized as of March 31, 2023.

In May 2021, RSUs relating to 7,389 performance-vesting shares and 3,693 time-vesting shares (target level) for plan year 2021 were granted, which had a grant date fair market value of $17.93 per share of common stock underlying each RSU.  The performance period for the performance-vesting RSUs is the three-year period ending December 31, 2023.  The time-vesting RSUs will vest ratably over a three-year period beginning on May 5, 2022. On May 5, 2022, 1,230 shares of the 3,693 time-vesting RSUs were issued to participants.  On May 5, 2023, 1,230 shares of the remaining 2,463 time-vesting shares were issued to the participants.  Stock compensation expense was $49,714 for the nine-month periods ended of 2023 and 2022.  Stock compensation expense was $16,571 for both of the three-month periods ended September 30, 2023 and 2022.  Unrecognized compensation expense as of September 30, 2023 related to unvested units was $38,667.

In March 2022, RSUs relating to 8,096 performance-vesting shares and 6,238 time-vesting shares (target level) for plan year 2022 were granted, which had a grant date fair market value of $21.88 per share of common stock underlying each RSU.  The performance period for the performance-vesting RSUs is the three-year period ending December 31, 2024.  The time-vesting RSUs will vest ratably over a three year period beginning on March 9, 2023.  On March 9, 2023, 2,079 shares of the 6,238 time-vesting

RSUs were issued to participants. Stock compensation expense was $78,436 and $52,290 for the nine-month periods ended September 30, 2023 and 2022, respectively.  Stock compensation expense was $26,145 for both of the three-month periods ended September 30, 2023 and 2022. Unrecognized compensation expense as of September 30, 2023 related to unvested units was $156,872.

In March 2023, RSUs relating to 10,214 performance-vesting shares and 7,920 time-vesting shares (target level) for plan year 2023 were granted, which had a grant date fair market value of $18.25 per share of common stock underlying each RSU.  The performance period for the performance-vesting RSUs is the three year period ending December 31, 2025.  The time-vesting RSUs will vest ratably over a three-year period beginning on March 15, 2024. Stock compensation expense was $55,170 and $27,585 for  the nine- and three-month periods ended September 30, 2023.  Unrecognized compensation expense as of September 30, 2023 related to unvested units was $275,859.

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

In March 2016, the Corporation entered into four interest rate swap contracts totaling $30.0 million notional amount, hedging future cash flows associated with floating rate trust preferred debt. As of September 30, 2023, $15.0 million notional amount remains.   The interest rate swap creates an effective fixed interest rate of 4.6450% on the $15.0 million notional amount of the Corporation’s junior subordination debt until the interest rate swap’s maturity in March 2026.  The fair value of the interest rate swap contracts was $1.1 million at both September 30, 2023 and December 31, 2022.

For the nine months ended September 30, 2023, the Corporation recorded an increase in the value of the derivatives of  thousand and the related deferred tax of $7 thousand in net accumulated other comprehensive loss to reflect the effective portion of cash flow hedges.  For the three months ended September 30, 2023, the Corporation recorded an increase in the value of the derivatives of $14 thousand and the related deferred tax of $3 thousand in net accumulated other comprehensive income to reflect the effective portion of cash flow hedges.  ASC Subtopic 815-30 requires the net accumulated other comprehensive loss to be reclassified to earnings if the hedge becomes ineffective or is terminated. There was no hedge ineffectiveness recorded for the nine- or three-month periods ended September 30, 2023. The Corporation does not expect any material losses relating to these hedges to be reclassified into earnings within the next 12 months.

Interest rate swap agreements are entered into with counterparties that meet established credit standards and the Corporation believes that the credit risk inherent in these contracts is not significant as of September 30, 2023.

The table below discloses the impact of derivative financial instruments on the Corporation’s Consolidated Financial Statements for the nine-and three-month periods ended September 30, 2023 and 2022.

Derivative in Cash Flow Hedging Relationships
			Amount of gain or
			(loss) recognized in
	Amount of gain or	Amount of gain or	income or derivative
	(loss) recognized in	(loss) reclassified from	(ineffective portion
	OCI on derivative	accumulated OCI into	and amount excluded
	(effective portion),	income (effective	from effectiveness
(in thousands)	net of tax	portion) (a)	testing) (b)
Interest rate contracts:
Nine months ended:
September 30, 2023	$23	$—	$—
September 30, 2022	1,188	—	—
Three months ended:
September 30, 2023	$11	$—	$—
September 30, 2022	392	—	—

Notes:

(a)	Reported as interest expense
(b)	Reported as other income

Note 10 – Regulatory Capital Requirements

The following table presents our capital ratios as of September 30, 2023 and December 31, 2022.

	September 30, 2023	December 31, 2022	Required for Capital Adequacy Purposes	Required to be Well Capitalized
Total Capital (to risk-weighted assets)	14.12%	14.37%	8.00%	10.00%
Tier 1 Capital (to risk-weighted assets)	12.88%	13.29%	6.00%	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)	12.88%	13.29%	4.50%	6.50%
Tier 1 Capital (to average assets)	9.81%	10.01%	4.00%	5.00%

As of September 30, 2023 and December 31, 2022, the Bank was considered “well capitalized” under the regulatory framework for prompt corrective action.  We adopted CECL effective January 1, 2023 and elected not to implement the regulatory agencies’ capital transition and instead opted to record the impact to our capital ratios immediately upon implementation.

Effective with the implementation of CECL, a $2.2 million adjustment, net of tax, was made to retained earnings.  The adjustment did not have a material impact to our capital ratios.

Note 11 – Deposits

The following table summarizes deposits as of September 30, 2023 and December 31, 2022.

(dollars in thousands)	September 30, 2023		December 31, 2022
	Balance	Percent	Balance	Percent
Non-Interest-bearing deposits:	$429,691	27%	$506,613	32%
Interest-bearing deposits:
Demand	381,782	24%	327,685	21%
Money Market	338,153	22%	365,192	23%
Savings deposits	204,389	13%	250,720	16%
Time deposits- retail	160,380	10%	120,523	8%
Time deposits- brokered	60,674	4%	—	0%
Total Deposits	$1,575,069	100%	$1,570,733	100%

Note 12 – Borrowed Funds

The following is a summary of borrowings:

(Dollars in thousands)	Nine Months Ended September 30, 2023	Year Ended December 31, 2022
Short-term Correspondent Bank Advance:
Securities sold under agreements to repurchase:
Outstanding at end of period	$53,330	$64,565
Weighted average interest rate at end of period	0.27%	0.12%
Maximum amount outstanding as of any month end	$59,777	$75,912
Average amount outstanding	$51,044	$63,182
Approximate weighted average rate during the period	0.23%	0.12%
FHLB advances, bearing fixed interest at rates ranging from 4.53% to 4.69% at September 30, 2023	$80,000	$-
Junior subordinated debt, bearing variable interest rate of 8.42% at September 30, 2023 and 7.49% at December 31, 2022	30,929	30,929
Total borrowings outstanding	$164,259	$95,494

At September 30, 2023, the repurchase agreements were secured by $58.7 million in investment securities issued by government related agencies.  A minimum of 102% of fair value is pledged against account balances.

Note 13 – Segment Reporting

Currently, the Corporation conducts business in two operating segments:  (i) Community Banking and (ii) Trust and Investment Services.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies provided earlier in this report.

Business activity for the operating segments are as follows:

Community Banking:  The Community Banking segment is conducted through the Bank and involves delivering a broad range of financial products and services, including various loan and deposit products, to consumer, business, and not-for-profit customers.  Parent company income and assets are included in the Community Banking segment, as the majority of parent company functions are related to this segment.  Major revenue sources include net interest income, gains on sales of mortgage loans, and service charges on deposit accounts.  Expenses include personnel, occupancy, marketing, equipment, and other expenses.  Non-cash charges other than depreciation of fixed assets were immaterial for the nine and three months ended September 30, 2023 and 2022.

Trust and Investment Services:  The Trust and Investment Services segment is conducted through the Bank and offers corporate trustee services, trust and estate administration, IRA administration and custody services.  Revenues for this segment is generated from administration, service and custody fees, as well as management fees that are derived from Assets Under Management.  Expenses include personnel, occupancy, marketing, equipment, and other expenses.   Non-cash charges associated with amortization of intangibles were approximately $156,000 for both of the nine-month periods ended September 30, 2023 and 2022 and $52,000 for both of the three-month periods ended September 30, 2023 and 2022.

Information for the operating segments for the nine- and three-month periods ended September 30, 2023 are presented in the following tables:

	Nine Months Ended
	September 30, 2023
		Trust and
	Community	Investment
(in thousands)	Banking	Services	Total
Interest income	$58,965	$-	$58,965
Interest expense	16,289	-	16,289
Credit loss expense	1,201	-	1,201
Non-interest income	6,927	6,933	13,860
Non-interest expense	34,070	3,864	37,934
Income before income taxes and intercompany fees	14,332	3,069	17,401
Intercompany management fee income (expense)	9	(9)	-
Income before income taxes	14,341	3,060	17,401
Income tax expense	3,456	643	4,099
Net income	$10,885	$2,417	$13,302

	Nine months ended
	September 30, 2022
		Trust and
	Community	Investment
(in thousands)	Banking	Services	Total
Interest income	$45,063	$-	$45,063
Interest expense	2,610	-	2,610
Credit loss expense	109	-	109
Non-interest income	6,517	7,043	13,560
Non-interest expense	28,007	3,532	31,539
Income before income taxes and intercompany fees	20,854	3,511	24,365
Intercompany management fee income (expense)	-	-	-
Income before income taxes	20,854	3,511	24,365
Income tax expense	5,549	737	6,286
Net income	$15,305	$2,774	$18,079

	Three Months Ended
	September 30, 2023
		Trust and
	Community	Investment
(in thousands)	Banking	Services	Total
Interest income	$21,164	$-	$21,164
Interest expense	7,180	-	7,180
Credit loss expense	263	-	263
Non-interest income	2,515	2,383	4,898
Non-interest expense	11,507	1,278	12,785
Income before income taxes and intercompany fees	4,729	1,105	5,834
Intercompany management fee income (expense)	3	(3)	-
Income before income taxes	4,732	1,102	5,834
Income tax expense	1,090	231	1,321
Net income	$3,642	$871	$4,513

	Three Months Ended
	September 30, 2022
		Trust and
	Community	Investment
(in thousands)	Banking	Services	Total
Interest income	$16,185	$-	$16,185
Interest expense	1,044	-	1,044
Credit loss credit	(101)	-	(101)
Non-interest income	2,423	2,277	4,700
Non-interest expense	9,208	1,121	10,329
Income before income taxes and intercompany fees	8,457	1,156	9,613
Intercompany management fee income (expense)	-	-	-
Income before income taxes	8,457	1,156	9,613
Income tax expense	2,434	243	2,677
Net income	$6,023	$913	$6,936

Total non-fiduciary assets of the trust and investment services segment were $0.8 million (including $0.7 million in intangible assets) at September 30, 2023 and $0.9 million (including $0.8 million in intangible assets) at December 31, 2022.

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

Management notes that the heightened liquidity concerns that caused the failure of three banks in the United States in 2023 has had global impacts on some macroeconomic conditions and has created an unprecedented economic environment in which the Corporation and many other financial institutions are operating.  The uncertainty has resulted in a significant decrease in the Corporation’s stock price, as well as the banking industry in general.  Based on the totality of the circumstances and the impact of the economic conditions on the stock price, an internal analysis as of September 30, 2023, was performed.  The results of the internal analysis determined there is no goodwill impairment as of September 30, 2023.  Management will continue to monitor the goodwill throughout the remainder of 2023.

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

At September 30, 2023, the Corporation’s total assets were $1.9 billion, net loans were $1.4 billion, and deposits were $1.6 billion. Shareholders’ equity at September 30, 2023 was $155.0 million.

We maintain an Internet site at www.mybank.com on which we make available, free of charge, First United Corporation’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC.

SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data for the nine-month periods ended September 30, 2023 and 2022 and is qualified in its entirety by the detailed information and unaudited financial statements, including the notes thereto, included elsewhere in this quarterly report.

	As of the nine months ended
	September 30,
	2023	2022
Per Share Data
Basic net income per common share	$1.99	$2.72
Diluted net income per common share	$1.98	$2.72
Basic book value per common share	$23.08	$19.83
Diluted book value per common share	$23.03	$19.80

Significant Ratios:

Return on Average Assets (a)	0.93%	1.35%

Return on Average Equity (a)	11.44%	17.66%

Average Equity to Average Assets	8.14%	7.66%

Capital Ratios:

Consolidated Total Capital (to risk weighted assets)	15.81%	15.50%
Consolidated Tier 1 Capital (to risk weighted assets)	14.60%	14.40%
Consolidated Common Equity Tier 1 Capital (to risk weighted assets)	12.60%	12.36%
Consolidated Tier 1 Capital (to average assets)	11.25%	11.23%

RESULTS OF OPERATIONS

Overview

Consolidated net income was $4.5 million for the third quarter of 2023,compared to $6.9 million for the third quarter of 2022 and $4.4 million for the second quarter of 2023. Basic and diluted net income was $0.67 per share for the third quarter of 2023, compared to basic and diluted net income of $1.04 per share for the third quarter of 2022 and $0.66 per share for the second quarter of 2023.

The decrease in quarterly net income, year-over-year, was primarily driven by a $1.3 million decrease in net interest income.  Interest expense increased by $6.1 million year-over-year, which was partially offset by an increase in interest income of $4.9 million.  The provision for credit losses was $0.3 million for the third quarter of 2023, compared to a credit to the provision of $0.1 million for the third quarter of 2022.  Salaries and employee benefits increased by $0.8 million due to an increase in health insurance costs related to unusually high claims, as well as increased salary expense for new hires, merit increases effective April 1, 2023, a one-time severance pay-out, and decreases in deferred loan costs, partially offset by decreases in incentives and stock compensation.  Data processing expenses increased by $0.1 million, Federal Deposit Insurance Corporation (“FDIC”) premiums increased by $0.1 million and miscellaneous expenses increased by $0.6 million primarily attributable to increased net periodic pension plan costs of

$0.3 million and check fraud related expenses of $0.3 million.  Check fraud has been on the rise throughout 2023 industry-wide.   During the third quarter, management implemented additional procedures to help mitigate this increased risk.

Net income for the first nine months of 2023 was $13.3 million, compared to $18.1 million for the same period in 2022, a $4.8 million decrease.  The year-over-year decrease was driven by an increase in total operating expenses of $6.4 million.  Salaries and employee benefits increased by $3.2 due primarily to increased salary expense of $1.9 million related to new hires, the competitive environment for labor and merit increases effective April 1, 2023, increased health insurance costs of $1.0 million associated with unusually high claims and decreases of $0.4 in deferred loan costs. Occupancy and equipment expense increased by $0.2 million, data processing expense increased by $0.4 million due to planned implementation of new technology, and FDIC assessments increased by $0.2 million.  Other miscellaneous expenses, such as loan service fees, dues and licenses, check fraud expenses, employee benefit plan expense, and miscellaneous expenses, increased by $1.7 million and professional fees increased by $0.7 million due to the one-time $0.8 million cash receipt related to reimbursement of litigation expenses that was credited to expenses in 2022.  Provision for credit losses increased by $1.1 million when compared to prior year period.  These increases were partially offset by increases in net interest income of $0.2 million, gains on sales of mortgages of $0.3 million, service charges on deposit accounts of $0.2 million, and $0.1 million increase in miscellaneous income.  Income taxes were down by $2.2 million comparing the two periods.

Other operating income, including gains, for the third quarter of 2023 increased by $0.2 million when compared to the same period of 2022.  Increases in service charges, wealth management income, and gains on sales of mortgages were partially offset by a decrease in debit card income.

Other operating income for the nine months ended September 30, 2023 increased by $0.3 million when compared to the same period of 2022.  This increase was primarily due to the increase in gains on sales of mortgages of $0.3 million, service charges on deposit accounts of $0.2 million, and debit card income of $0.1 million, partially offset by a decrease of $0.1 million in wealth management income attributable to the decline in market values of assets under management.

Operating expenses increased by $2.5 million when comparing the third quarter of 2023 to the third quarter of 2022.  This increase was primarily driven by a $0.8 million increase in salaries and employee benefits due to an increase in health insurance costs related to unusually high claims, as well as increased salary expense for new hires, merit increases effective April 1, 2023, and reduced loan costs.  Legal and professional expenses increased by $0.7 million attributable to the one-time $0.8 million cash receipt related to reimbursement of litigation expenses that was credited to expense in 2022.  Miscellaneous expenses increased by $0.6 million due primarily to increases of $0.3 in check fraud related expenses and net periodic pension plan costs of $0.3 million.  Data processing expenses, FDIC premiums, and marketing expenses each increased by $0.1 million year over year.

For the nine months ended September 30, 2023, non-interest expenses increased by $6.4 million when compared to the nine months ended September 30, 2022.   Salaries and employee benefits increased by $3.2 million year-over-year due primarily to increased salary expense of $1.9 million related to new hires and merit increases effective April 1, 2023 and increased health insurance costs of $1.0 million associated with unusually high claims. Occupancy and equipment expense increased by $0.2 million, data processing expense increased by $0.4 million, and FDIC assessments increased by $0.2 million.  Other miscellaneous expenses, such as loan service fees, dues and licenses, check fraud expenses, employee benefit plan expense, and miscellaneous expenses increased by $1.7 million.

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

The tables below summarize net interest income for the nine- and three-month periods ended September 30, 2023 and 2022.

	Non-GAAP		GAAP
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2023	2022	2023	2022
Interest income	$59,531	$45,771	$58,965	$45,063
Interest expense	16,289	2,610	16,289	2,610
Net interest income	$43,242	$43,161	$42,676	$42,453
Net interest margin %	3.30%	3.53%	3.26%	3.47%

	Three Months Ended		Three Months Ended
	September 30,		September 30,
(dollars in thousands)	2023	2022	2023	2022
Interest income	$21,276	$16,416	$21,164	$16,185
Interest expense	7,180	1,044	7,180	1,044
Net interest income	$14,096	$15,372	$13,984	$15,141
Net interest margin %	3.12%	3.66%	3.09%	3.61%

The following tables set forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the nine- and three-month periods ended September 30, 2023 and 2022:

	Nine Months Ended
	September 30,
	2023			2022
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Loans	$1,320,674	$50,323	5.09%	$1,203,650	$39,399	4.38%
Investment Securities:
Taxable	337,014	5,339	2.12%	352,446	4,533	1.72%
Non taxable	21,963	1,183	7.20%	27,118	1,494	7.37%
Total	358,977	6,522	2.43%	379,564	6,027	2.12%
Federal funds sold	66,708	2,502	5.01%	47,173	308	0.87%
Interest-bearing deposits with other banks	2,827	70	3.31%	3,564	12	0.45%
Other interest earning assets	3,643	114	4.18%	1,027	25	3.25%
Total earning assets	1,752,829	59,531	4.54%	1,634,978	45,771	3.74%
Allowance for loan losses	(16,311)			(15,611)
Non-earning assets	174,411			166,594
Total Assets	$1,910,929			$1,785,961
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$358,883	$3,375	1.26%	$296,069	$369	0.17%
Interest-bearing money markets	324,583	5,537	2.28%	294,481	347	0.16%
Savings deposits	227,179	189	0.11%	249,596	70	0.04%
Time deposits - Retail	134,732	1,750	1.74%	143,734	711	0.66%
Time deposits - Brokered	46,918	1,849	5.27%	—	—	—%
Short-term borrowings	51,780	93	0.24%	62,175	86	0.18%
Long-term borrowings	89,394	3,496	5.23%	30,929	1,027	4.44%
Total interest-bearing liabilities	1,233,469	16,289	1.77%	1,076,984	2,610	0.32%
Non-interest-bearing deposits	490,891			540,082
Other liabilities	31,108			32,057
Shareholders’ Equity	155,461			136,838
Total Liabilities and Shareholders’ Equity	$1,910,929			$1,785,961
Net interest income and spread		$43,242	2.77%		$43,161	3.42%
Net interest margin			3.30%			3.53%

(1)	The above table reflects the average rates earned or paid stated on an FTE basis assuming a 21% tax rate for 2023 and 2022. Non-GAAP interest income on a fully taxable equivalent was $566 and $708, respectively.
(2)	Net interest margin is calculated as net interest income divided by average earning assets.
(3)	The average yields on investments are based on amortized cost.

	Three Months Ended
	September 30,
	2023			2022
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Assets
Loans	$1,363,821	$18,071	5.26%	$1,240,706	$14,073	4.50%
Investment Securities:
Taxable	333,468	1,792	2.13%	343,581	1,587	1.83%
Non taxable	13,826	219	6.28%	26,471	489	7.33%
Total	347,294	2,011	2.30%	370,052	2,076	2.23%
Federal funds sold	75,404	1,093	5.75%	52,019	251	1.91%
Interest-bearing deposits with other banks	1,812	25	5.47%	1,552	7	1.79%
Other interest earning assets	4,771	76	6.32%	1,026	9	3.48%
Total earning assets	1,793,102	21,276	4.71%	1,665,355	16,416	3.91%
Allowance for loan losses	(17,110)			(15,715)
Non-earning assets	178,115			170,092
Total Assets	$1,954,107			$1,819,732
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$368,409	$1,354	1.46%	$305,608	$187	0.24%
Interest-bearing money markets	325,810	2,430	2.96%	305,185	210	0.27%
Savings deposits	209,070	54	0.10%	253,576	34	0.05%
Time deposits - retail	154,503	918	2.36%	134,600	190	0.56%
Time deposits - brokered	68,850	916	5.28%	—	—	—%
Short-term borrowings	49,190	33	0.27%	66,172	47	0.28%
Long-term borrowings	110,929	1,475	5.28%	30,929	376	4.82%
Total interest-bearing liabilities	1,286,761	7,180	2.21%	1,096,070	1,044	0.38%
Non-interest-bearing deposits	478,673			550,978
Other liabilities	32,327			37,499
Shareholders’ Equity	156,346			135,186
Total Liabilities and Shareholders’ Equity	$1,954,107			$1,819,733
Net interest income and spread		$14,096	2.50%		$15,372	3.53%
Net interest margin			3.12%			3.66%
(1)	The above table reflects the average rates earned or paid stated on an FTE basis assuming a 21% tax rate for 2023 and 2022. Non-GAAP interest income on a fully taxable equivalent was $111 and $232, respectively.
(2)	Net interest margin is calculated as net interest income divided by average earning assets.
(3)	The average yields on investments are based on amortized cost.

Net interest income, on a non-GAAP, FTE basis, decreased by $1.3 million for the third quarter of 2023 when compared to the third quarter of 2022.  This decrease was driven by an increase of $6.1 million in interest expense due to an increase of 175 basis points on interest paid on deposit accounts as well as an increase of $127.7 million in average balances of interest-bearing deposit accounts when compared to the same period of 2022.  Increased deposit pricing resulted from the continued pressure on deposits as well as a shift in the deposit portfolio mix from non-interest-bearing deposits to interest-bearing accounts including the Insured Cash Sweep (“ICS”) product to ensure full FDIC insurance coverage.   In August 2023, the Corporation obtained $30.0 million of brokered deposits to pre-fund the maturity of a $30.4 million brokered certificate of deposit that matured in September 2023.   Interest income increased by $4.9 million.   Interest income on loans increased by $4.0 million due to the increase of 76 basis points in overall yield on the loan portfolio as new loans were booked at higher rates as well as adjustable-rate loans repricing in correlation to the rising rate environment and an increase in average balances of $123.1 million.   Investment income decreased by $0.1 million as cashflow from the portfolio was used to fund higher yielding loans.   The net interest margin for the three months ended September 30, 2023 was 3.12%, compared to 3.66% for the three months ended September 30, 2022.

Comparing the nine months ended September 30, 2023 to the nine months ended September 30, 2022, net interest income, on a non-GAAP, FTE basis, increased by $0.1 million.  Interest income increased by $13.8 million and interest expense increased by $13.7 million.  The yield on earning assets increased 80 basis points to 4.54% during the first nine months of 2023 compared to 3.74% during the same period of 2022 in correlation with the rising interest rate environment and new loans booked at higher rates.  Interest expense on deposits increased $11.2 million while the average balances increased $108.4 million and interest on long-term borrowings increased $2.5 million related to $80.0 million in Federal Home Loan Bank (“FHLB”) borrowings obtained during the first quarter of 2023 and an increase in interest rates on variable rate trust preferred borrowings.  The increased interest expense resulted in an overall increase of 145 basis points on interest bearing liabilities.  The net interest margin for the nine months ended September 30, 2023 was 3.30% compared to 3.53% for the nine months ended September 30, 2022.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense for our average interest-earning assets and average interest-bearing liabilities for the nine- and three-month periods ended September 30, 2023 and 2022:

	For the Nine months ended September 30, 2023
	compared to the Nine months ended September 30, 2022
(in thousands and tax equivalent basis)	Volume	Rate	Net
Interest Income:
Loans	$3,841	$7,083	$10,924
Taxable Investments	(199)	1,005	806
Non-taxable Investments	(283)	(28)	(311)
Federal funds sold	128	2,066	2,194
Interest-bearing deposits	(2)	60	58
Other interest earning assets	64	25	89
Total interest income	3,549	10,211	13,760
Interest Expense:
Interest-bearing demand deposits	79	2,927	3,006
Interest-bearing money markets	36	5,154	5,190
Savings deposits	(6)	125	119
Time deposits - Retail	(45)	1,084	1,039
Time deposits - Brokered	0	1,849	1,849
Short-term borrowings	(14)	21	7
Long-term borrowings	1,946	523	2,469
Total interest expense	1,996	11,683	13,679
Net interest income	$1,553	$(1,472)	$81
(1)	The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	For the Three months ended September 30, 2023 compared to the Three months ended September 30, 2022
(in thousands and tax equivalent basis)	Volume	Rate	Net
Interest Income:
Loans	$1,385	$2,613	$3,998
Taxable Investments	(46)	251	205
Non-taxable Investments	(232)	(39)	(270)
Federal funds sold	112	730	842
Interest-bearing deposits	1	18	18
Other interest earning assets	33	34	67
Total interest income	1,253	3,607	4,860
Interest Expense:
Interest-bearing demand deposits	38	1,129	1,167
Interest-bearing money markets	14	2,206	2,220
Savings deposits	(6)	27	20
Time deposits - Retail	28	700	728
Time deposits - Brokered	0	916	916
Short-term borrowings	(12)	(2)	(14)
Long-term borrowings	966	132	1,099
Total interest expense	1,028	5,108	6,136
Net interest income	$225	$(1,501)	$(1,276)
(1)	The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Credit Losses

Specific allocations have been made for loans where management has determined that the collateral supporting the loans is not adequate to cover the loan balance, and the qualitative factors affecting the esimated allowance for credit losses (“ACL”) and allowance for loan losses (“ALL”) have been adjusted based on the current economic environment and the characteristics of the loan portfolio. Net provision expense was $1.2 million and $0.3 million for the nine-month and three-month periods ending September 30, 2023, respectively, compared to net provision expense/(credit) of $0.1 million and ($0.1) million for the nine-month and three-month periods ending September 30, 2022.  The increases in provision expense year-over-year were primarily driven by strong growth in our loan portfolio during 2023 as well as increases in qualitative risk factors related to increased economic uncertainty during 2023.

Other Income

The composition of other operating income for the nine- and three-month periods ended September 30, 2023 and 2022 is illustrated in the following table:

	Income as % of				Income as % of
	Total Other Income				Total Other Income
	Nine Months Ended				Three Months Ended
	September 30,				September 30,
(in thousands)	2023		2022		2023		2022
Service charges on deposit accounts	$1,631	12%	$1,451	11%	$569	12%	$523	11%
Other service charges	706	5%	686	5%	230	5%	241	5%
Trust department	6,134	45%	6,238	46%	2,139	45%	2,005	44%
Debit card income	2,981	22%	2,922	22%	995	21%	1,053	23%
Bank owned life insurance	936	7%	891	7%	320	7%	302	7%
Brokerage commissions	800	6%	805	6%	245	5%	272	6%
Other income	350	3%	406	3%	218	5%	208	4%
	$13,538	100%	$13,399	100%	$4,716	100%	$4,604	100%

Other Operating Expenses

The composition of other operating expenses for the nine- and three-month periods ended September 30, 2023 and 2022 is illustrated in the following table:

	Expense as % of				Expense as % of
	Total Other Operating Expenses				Total Other Operating Expenses
	Nine Months Ended				Three Months Ended
	September 30,				September 30,
(in thousands)	2023		2022		2023		2022
Salaries and employee benefits	$21,112	56%	$17,891	57%	$6,957	54%	$6,130	59%
FDIC premiums	724	2%	479	2%	254	2%	150	2%
Equipment	3,168	8%	3,110	10%	1,029	8%	1,037	10%
Occupancy expense of premises	2,274	6%	2,172	7%	747	6%	734	7%
Data processing expense	2,926	8%	2,516	8%	1,011	8%	890	9%
Marketing expense	474	1%	409	1%	220	2%	152	1%
Professional services	1,530	4%	873	3%	490	4%	(211)	(2)%
Contract labor	471	1%	482	2%	173	1%	159	2%
Telephone	341	1%	365	1%	115	1%	112	1%
Other real estate owned	281	1%	375	1%	139	1%	128	1%
Investor relations	272	1%	258	1%	83	1%	39	0%
Contributions	217	1%	184	1%	74	1%	121	1%
Other	4,144	11%	2,425	8%	1,493	12%	888	10%
	$37,934	100%	$31,539	100%	$12,785	100%	$10,329	100%

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

The effective income tax rates as a percentage of income for the nine months ended September 30, 2023 and September 30, 2022 were 23.6% and 25.8%, respectively.  The decrease in the tax rate for the 2023 period was primarily related to a new low-income housing tax credit investment in 2022 that began generating tax credits during the fourth quarter of 2022.  This tax credit will continue through 2032.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets at September 30, 2023 were $1.9 billion, representing an $80.0 million increase since December 31, 2022.   During the first nine months of 2023, cash and interest-bearing deposits in other banks increased by $6.3 million as a result of management’s strategic decision to obtain $61.1 million in brokered certificates of deposit and $80.0 million in FHLB borrowings during the first quarter of 2023 to strength on-balance sheet liquidity.  The increase in cash obtained from this strategic decision was partially offset by the funding of strong loan growth in 2023.  The investment portfolio decreased by $31.5 million since December 31, 2022.   Management elected to allow a $17.8 million non-rated municipal tax increment funding bond to be called at par to increase on-balance sheet liquidity to fund future loan growth.   Additional decreases in the investment portfolio were primarily associated with normal principal amortization.   Loans increased by $100.5 million since December 31, 2022 due primarily to growth in the commercial and consumer mortgage portfolios.   Other assets, including deferred taxes, premises and equipment, and accrued interest receivable, increased by $2.1 million as deferred tax assets increased by $2.4 million, equity investments increased by $1.1 million, and pension assets decreased by $0.5 million.

Total liabilities at September 30, 2023 were $1.8 billion, representing a $76.9 million increase since December 31, 2022.   Total deposits increased by $4.3 million since December 31, 2022.  Total certificates of deposit increased by $100.5 million primarily due to an increase of $60.6 million in brokered certificates of deposits and $39.9 in retail certificates of deposit.  Interest-bearing demand deposits also increased by $54.1 million due to a shift in the deposit portfolio mix from non-interest-bearing deposits to interest-bearing accounts including the ICS product to ensure full FDIC insurance coverage as well as a new municipal customer bringing approximately $40.0 million new deposits during the year.   These increases were offset by decreases in non-interest-bearing deposits of $76.9 million and savings and money market accounts of $73.4 million.  Short term borrowings decreased by $11.2 million since December 31, 2022 primarily due to one municipal customer moving funds from an overnight investment product to a non-interest bearing deposit product in 2023.  Long term borrowings increased by $80.0 million in the first nine months of 2023 when compared to December 31, 2022 due to the acquisition of $80.0 million in FHLB borrowings.

Loan Portfolio

The following table presents the composition of our loan portfolio at the dates indicated:

(dollars in thousands)	September 30, 2023		December 31, 2022
Commercial real estate	$491,284	36%	$458,831	35.86%
Acquisition and development	79,796	6%	70,596	5.52%
Commercial and industrial *	254,650	18%	245,396	19.18%
Residential mortgage	491,686	36%	444,411	34.73%
Consumer	62,603	4%	60,260	4.71%
Total Loans	$1,380,019	100%	$1,279,494	100%

Outstanding loans of $1.4 billion at September 30, 2023 reflected growth of $100.5 million for the first nine months of 2023.  Since December 31, 2022, commercial real estate loans increased by $32.5 million, acquisition and development loans increased by $9.2 million and commercial and industrial loans increased by $9.3 million.  Growth in the commercial portfolios was driven by increased activity with existing clients as well as cultivating new business relationships.  Residential mortgage loans increased $47.3 million related to management’s strategic decision to book new mortgage loans at higher rates to our in-house portfolio. The consumer loan portfolio increased slightly by $2.3 million.

New commercial loan production for the three months ended September 30, 2023 was approximately $40.3 million.  The pipeline of commercial loans as of September 30, 2023 was $41.7 million.  At September 30, 2023, unfunded, committed commercial construction loans totaled approximately $40.6 million. Commercial amortization and payoffs were approximately $144.6 million through September 30, 2023 due primarily to pay-offs of short-term commercial loans as well as normal amortizations of the commercial loan portfolio.

New consumer mortgage loan production for the third quarter of 2023 was approximately $27.5 million, with most of this production comprised of in-house loans.  The pipeline of in-house, portfolio loans as of September 30, 2023, was $13.5 million.  The residential mortgage production level normalized in the third quarter of 2023 due to the increasing interest rates.  Unfunded commitments related to residential construction loans totaled $20.5 million on September 30, 2023.  Management began shifting more activity towards the secondary market in the second and third quarters to reduce the need for additional funding.

Non-accrual loans totaled $3.5 million at September 30, 2023 and December 31, 2022.  Other real estate owned (“OREO”) balances increased by $0.1 million since December 31, 2022 due to the addition of a new OREO property during the second quarter, which was partially offset by a sale of an OREO property held by the Bank at December 31, 2022.

Risk Elements of Loan Portfolio

The following table presents the risk elements of our loan portfolio at the dates indicated. Management is not aware of any potential problem loans other than those listed in this table or discussed below.

(dollars in thousands)	September 30, 2023	% of Applicable Portfolio	December 31, 2022	% of Applicable Portfolio
Non-accrual loans:
Commercial real estate	$—	0.00%	$145	0.03%
Acquisition and development	120	0.15%	146	0.21%
Residential mortgage	3,285	0.67%	3,204	0.72%
Consumer	74	0.12%	—	0.00%
Total non-accrual loans	$3,479	0.25%	$3,495	0.27%
Accruing Loans Past Due 90 days or more:
Residential mortgage	$86		$282
Consumer	59		25
Total loans past due 90 days or more	$145		$307
Total non-accrual and accruing loans past due 90 days or more	$3,624		$3,802

Other real estate owned	$4,878		$4,733
Total Non-performing assets	$8,502		$8,535

Non-accrual loans to total loans (as %)	0.25%		0.27%
Non-performing loans to total loans (as %)	0.26%		0.30%
Non-performing assets to total assets (as %)	0.44%		0.46%
Allowance for credit/loan losses to non-accrual loans (as %)	492.84%		418.77%
Allowance for credit/loan losses to non-performing assets (as %)	201.67%		171.48%

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

The following table presents a summary of the activity in the ACL and ALL for the nine-month periods ended September 30:

(dollars in thousands)	2023	2022
Balance, January 1	$14,636	$15,955
Impact of CECL Adoption	2,066	—
Charge-offs:
Commercial real estate	(87)	—
Acquisition and development	—	(20)
Commercial and industrial	(301)	(134)
Residential mortgage	(55)	(34)
Consumer	(681)	(726)
Total charge-offs	(1,124)	(914)
Recoveries:
Commercial real estate	5	1
Acquisition and development	8	21
Commercial and industrial	176	92
Residential mortgage	56	172
Consumer	153	117
Total recoveries	398	403
Net losses	(726)	(511)
Credit/loan loss expense	1,170	97
Balance at end of period	$17,146	$15,541

Allowance for credit/loan losses to gross loans outstanding (as %)	1.24%	1.22%

Net (Charge-offs)/Recoveries as a % of Average Applicable Portfolio

	2023	2022
Commercial real estate	(0.02)%	0.00%
Acquisition and development	0.01%	0.00%
Commercial and industrial	(0.07)%	(0.02)%
Residential mortgage	0.00%	0.04%
Consumer	(1.15)%	(1.28)%

Investment Securities

At September 30, 2023, the total amortized cost basis of the available-for-sale investment portfolio was $144.5 million, compared to a fair value of $114.4 million. Unrealized gains and losses on securities available-for-sale are reflected in accumulated other comprehensive loss, a component of shareholders’ equity. The amortized cost basis of the held to maturity portfolio was $215.7 million, compared to a fair value of $176.8 million.

The following table presents the composition of our securities portfolio at amortized cost and fair values at the dates indicated:

	September 30, 2023			December 31, 2022
	Amortized	Fair Value	FV as %	Amortized	Fair Value	FV as %
(dollars in thousands)	Cost	(FV)	of Total	Cost	(FV)	of Total
Securities Available for Sale:
U.S. government agencies	$11,020	$9,360	9%	$11,044	$9,462	8%
Residential mortgage-backed agencies	42,073	33,369	29%	45,052	37,401	30%
Commercial mortgage-backed agencies	36,722	27,055	24%	37,393	30,732	23%
Collateralized mortgage obligations	24,223	18,987	17%	25,828	21,044	17%
Obligations of state and political subdivisions	10,832	10,066	9%	10,848	10,492	8%
Corporate bonds	1,000	749	1%	1,000	887	1%
Collateralized debt obligations	18,670	14,784	13%	18,664	15,871	13%
Total available for sale	$144,540	$114,370	100%	$149,829	$125,889	100%
Securities Held to Maturity:
U.S. treasuries	$37,397	$36,727	21%	$37,204	$35,611	18%
U.S. government agencies	67,944	53,533	30%	67,734	54,473	27%
Residential mortgage-backed agencies	30,336	25,841	15%	28,624	25,122	12%
Commercial mortgage-backed agencies	21,454	14,960	8%	22,389	17,821	9%
Collateralized mortgage obligations	53,994	41,880	24%	57,085	47,084	23%
Obligations of state and political subdivisions	4,603	3,885	2%	22,623	22,969	11%
Total held to maturity	$215,728	$176,826	100%	$235,659	$203,080	100%

Total fair value of investment securities available for sale decreased by $11.5 million since December 31, 2022 due to principal paydowns of the portfolio and declines in the fair value of investment securities of $5.8 million in the first nine months of 2023.  At September 30, 2023, the securities classified as available-for-sale included a net unrealized loss of $30.2 million, which represents the difference between the fair value and amortized cost of securities in the portfolio.

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

Approximately $99.6 million of the available for sale portfolio was valued using Level 2 pricing and had net unrealized losses of $26.3 million at September 30, 2023. The remaining $14.8 million of the securities available for sale represents the entire collateralized debt obligation portfolio, which was valued using significant unobservable inputs (Level 3 assets). The $3.9 million in net unrealized losses associated with this portfolio relates to nine pooled trust preferred securities that comprise the collateralized debt obligation portfolio. Net unrealized losses of $2.4 million represent non-credit related impairment charges on seven of the securities, while $1.5 million of unrealized losses relates to two securities which have had no impairment-related charges.

Deposits

The following table presents the composition of our deposits at the dates indicated:

(dollars in thousands)	September 30, 2023		December 31, 2022
	Balance	Percent	Balance	Percent
Non-interest-bearing demand deposits	$429,691	27%	$506,613	32%
Interest-bearing deposits:
Demand	381,782	24%	327,685	21%
Money Market	338,153	22%	365,192	23%
Savings deposits	204,389	13%	250,720	16%
Time deposits- retail	160,380	10%	120,523	8%
Time deposits- brokered	60,674	4%	—	0%
Total Deposits	$1,575,069	100%	$1,570,733	100%

Total deposits at September 30, 2023 increased by $4.3 million when compared to December 31, 2022.  In March 2023, the Corporation obtained $61.1 million in new brokered deposits.  In August 2023, the Corporation obtained $30.0 million of brokered deposits to pre-fund the maturity of a $30.4 million brokered certificate of deposit that matured in September 2023.   In addition, retail certificates of deposits increased by $39.9 million due primarily to promotional nine-month certificate of deposit product offered in 2023.  Interest-bearing demand deposits increased by $54.1 million due to a shift in the deposit portfolio mix from non-interest-bearing accounts to interest-bearing accounts including the ICS product to ensure full FDIC insurance coverage as well as a new municipal customer bringing approximately $40.0 million in new deposits during the year.   These increases were offset by decreases in non-interesting bearing deposits of $76.9 million, money market accounts of $27.0 million, and savings accounts of $46.3 million due to the shift to interest- bearing demand deposit accounts, two relationships having large deposit withdrawals totaling $39.5 million during 2023 to fund business activity, the effects of consumer and commercial spending and the competitive market for deposits.

The following table summarizes the percentage of deposits that are insured by deposit insurance or otherwise fully collateralized by securities compared to uninsured deposits as of September 30, 2023 and December 31, 2022.

	September 30, 2023		December 31, 2022
(dollars in thousands)	Balance	Percent	Balance	Percent
Insured deposits	$1,185,432	75%	$1,076,113	69%
Uninsured but collateralized deposits	204,746	13%	153,067	10%
Uninsured and uncollateralized deposits	184,891	12%	341,553	21%
	$1,575,069	100%	$1,570,733	100%

The following table summarizes the percentage of deposit balances from retail customers compared to business customers as of September 30, 2023 and December 31, 2022.

	September 30, 2023		December 31, 2022
(dollars in thousands)	Balance	Percent	Balance	Percent
Retail deposits	$801,382	51%	$855,014	54%
Business deposits	773,687	49%	715,719	46%
	$1,575,069	100%	$1,570,733	100%

Deposit outflows experienced in late 2022 and January 2023 were due to the competitive pricing landscape and inflationary spending.  Changes in deposit levels were not directly related to the market disruptions during the first nine months of 2023.

Borrowed Funds

The following table presents the composition of our borrowings at the dates indicated:

(in thousands)	September 30, 2023	December 31, 2022
Securities sold under agreements to repurchase	$53,330	$64,565
Total short-term borrowings	53,330	64,565
FHLB advances	$80,000	$—
Junior subordinated debt	30,929	30,929
Total long-term borrowings	$110,929	$30,929

Short term borrowings decreased $11.2 million since December 31, 2022 primarily due to a municipal customer moving funds from an overnight investment product to a non-interest bearing deposit product in 2023.

During the first quarter of 2023, management implemented the Contingency Funding plan and borrowed $80.0 million from FHLB in two advances with 12- and 18- month maturities.

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

It is our policy to manage our affairs so that liquidity needs are fully satisfied through normal Bank operations. That is, the Bank will manage its liquidity to minimize the need to make unplanned sales of assets or to borrow funds under emergency conditions. The Bank will use funding sources where the interest cost is relatively insensitive to market changes in the short run (periods of one year or less) to satisfy operating cash needs. The remaining normal funding will come from interest-sensitive liabilities, either deposits or borrowed funds. When the marginal cost of needed wholesale funding is lower than the cost of raising this funding in the retail markets, the Corporation may supplement retail funding with external funding sources such as:

1.	Unsecured Fed Funds lines of credit with upstream correspondent banks (M&T Bank, Pacific Coast Banker’s Bank, PNC Financial Services, Atlantic Community Bankers Bank and Community Bankers Bank).
2.	Secured advances with the FHLB, which are collateralized by eligible one to four family residential mortgage loans, home equity lines of credit, commercial real estate loans.
3.	Secured line of credit with the Fed Discount Window for use in borrowing funds up to 90 days, using municipal securities as collateral.
4.	Brokered deposits, including CDs and money market funds, provide a method to generate deposits quickly. These deposits are strictly rate driven but often provide the most cost-effective means of funding growth.

5.	One Way Buy CDARS/ICS funding – a form of brokered deposits that has become a viable supplement to brokered deposits obtained directly.
6.	Bank Term Funding Program – A Federal Reserve program collateralized by government agency securities, if needed.

The following table presents sources of liquidity available to the Corporation as of September 30, 2023.

(dollars in thousands)	Total Availability	Amount Used	Net Availability
Internal Sources
Excess cash	$59,301	$-	$59,301
Unpledged securities	59,933	-	59,933
External Sources
Federal Reserve (discount window)	11,773	-	11,773
Correspondent unsecured lines of credit	105,000	-	105,000
FHLB	230,277	82,500	147,777
Bank Term Funding Program*	86,226	-	86,226
	$552,510	$82,500	$470,010

*Bank Term Funding Program has been established and eligible securities with a total par balance of $86.2 million have been pledged to the program as of September 30, 2023

Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our ability to meet our future capital requirements.

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

At September 30, 2023, we were asset sensitive.

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

Based on the simulation analysis performed at September 30, 2023 and December 31, 2022, management estimated the following changes in net interest income, assuming the indicated rate changes:

(Dollars in thousands)	September 30, 2023	December 31, 2022
+400 basis points	$5,058		$1,112
+300 basis points	$3,768		$225
+200 basis points	$2,502		$173
+100 basis points	$1,263		$121
-100 basis points	$(1,303)		$(776)
-200 basis points	$(3,288)		$(3,165)
-300 basis points	$(5,859)		$(7,382)
-400 basis points	$(9,425)	$	N/A

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

In addition to operational requirements, the Bank is subject to risk-based capital regulations, which were adopted and are monitored by federal banking regulators. These regulations are used to evaluate capital adequacy and require an analysis of an institution’s asset risk profile and off-balance sheet exposures, such as unused loan commitments and stand-by letters of credit.  Based on capital ratios at September 30, 2023, the Bank was considered to be well-capitalized.

The following table presents the Bank’s capital ratios as of the dates indicated:

	September 30, 2023	December 31, 2022	Required for Capital Adequacy Purposes	Required to be Well Capitalized
Total Capital (to risk-weighted assets)	14.12%	14.37%	8.00%	10.00%
Tier 1 Capital (to risk-weighted assets)	12.88%	13.29%	6.00%	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)	12.88%	13.29%	4.50%	6.50%
Tier 1 Capital (to average assets)	9.81%	10.01%	4.00%	5.00%

As of September 30, 2023 and December 31, 2022, the Bank was considered “well capitalized” under the regulatory framework for prompt corrective action.  We adopted CECL effective January 1, 2023 and elected not to implement the regulatory agencies’ capital transition and instead opted to record the impact to our capital ratios immediately upon implementation.

Effective with the implementation of CECL, a $2.2 million, net of tax, adjustment was made to retained earnings.  The adjustment did not have a material impact to our capital ratios.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Contractual Obligations

The Corporation enters into contractual obligations in the normal course of business. Among these obligations are FHLB advances and junior subordinated debentures, operating lease agreements for banking and subsidiaries’ offices and for data processing and telecommunications equipment.  Comparing September 30, 2023 to December 31, 2022, short-term borrowings decreased $11.2 million, driven by a the utilization of cash balances by municipalities related to the overnight investments product.  Long-term borrowings increased by $80.0 million during the quarter due to management’s decision to obtain $80 million in FHLB advances during the first quarter of 2023.

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

Commitments to extend credit in the form of consumer, commercial and business at the dates indicated were as follows:

(in thousands)	September 30, 2023	December 31, 2022
Residential mortgage - home equity	$72,739	$70,845
Residential mortgage - construction	19,955	25,499
Commercial	171,636	153,235
Consumer - personal credit lines	4,220	4,323
Standby letters of credit	7,089	14,325
Total	$275,639	$268,227

The increase of $7.4 million in commitments at September 30, 2023 when compared to December 31, 2022 was due to new business in construction commitments in the commercial portfolio as well as new home equity lines of credit.

Upon adoption of ASC 326 on January 1, 2023, the Corporation recorded an initial increase to the ACL for off-balance sheet exposures of $0.9 million.  Credit loss expense for off-balance sheet credit exposures was a credit of $14 thousand for the nine-month period ended September 30, 2023.

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

An evaluation of the effectiveness of these disclosure controls as of September 30, 2023 was carried out under the supervision and with the participation of management, including the PEO and the PFO. Based on that evaluation, management, including the PEO and the PFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the nine months ended September 30, 2023, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes stock repurchases for the three-months ended September 30, 2023:

Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
July 2023	—	$—	—	—
August 2023	—	—	—	825,000
September 2023	19,298	$16.25	19,298	805,702
Total	19,298	$16.25	19,298	805,702

(1)	All shares were purchased in open-market transactions pursuant to First United Corporation’s stock repurchase plan that was initially adopted effective August 18, 2023 and publicly announced on August 21, 2023. The plan authorizes the repurchase of up to 825,000 shares of common stock of First United Corporation through open market or private transactions at such times and in such amounts per transactions as the Chairman and Chief Executive Officer of First United Corporation determines to be appropriate.

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
104

The cover page of First United Corporation’s Quarterly Report on Form 10Q for the quarter ended September 30, 2023 formatted in Inline XBRL, included within the Exhibit 101 attachments (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST UNITED CORPORATION

Date: November 9, 2023	/s/ Carissa L. Rodeheaver
Carissa L. Rodeheaver, CPA
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2023	/s/ Tonya K. Sturm
Tonya K. Sturm, Senior Vice President,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)