Form 10-K
period 2023-12-31
FIRST UNITED CORP/MD/
filed 2024-03-15
CIK 763907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the registrant’s outstanding voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $85,737,171.

The number of shares of the registrant’s common stock outstanding as of February 29, 2024: 6,643,161.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2024 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

At December 31, 2023, we had total assets of $1.9 billion, net loans of $1.4 billion and deposits of $1.6 billion. Shareholders’ equity at December 31, 2023 was $161.9 million.

The Corporation maintains an Internet website at www.mybank.com on which it makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC.

Banking Products and Services

The Bank operates 26 banking offices, one customer service center and 33 Automated Teller Machines (“ATMs”) in Allegany County, Frederick County, Garrett County, and Washington County in Maryland, and in Mineral County, Berkeley County, Monongalia County and Harrison County in West Virginia. The Bank is an independent community bank providing a complete range of retail and commercial banking services to businesses and individuals in its market areas. Services offered are essentially the same as those offered by the regional institutions that compete with the Bank and include checking, savings, money market deposit accounts, and certificates of deposit, business loans, personal loans, mortgage loans, lines of credit, and consumer-oriented retirement accounts including individual retirement accounts (“IRAs”) and employee benefit accounts. In addition, the Bank provides full brokerage services through a networking arrangement with Cetera Investment Services, LLC., a full-service broker-dealer. The Bank also provides safe deposit and night depository facilities, insurance products and trust services. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”).

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

The Bank’s residential mortgage portfolio is distributed between variable and fixed rate loans. Some loans are booked at fixed rates to meet the Bank’s requirements under the federal Community Reinvestment Act (the “CRA”) or to complement our asset liability mix. Other fixed rate residential mortgage loans are originated in a brokering capacity on behalf of other financial institutions, for which the Bank receives a fee. As with any consumer loan, repayment is dependent on the borrower’s continuing financial stability, which can be adversely impacted by factors such as job loss, divorce, illness, or personal bankruptcy. Residential mortgage loans exceeding an internal loan-to-value ratio require private mortgage insurance. Title insurance protecting the Bank’s lien priority, as well as fire and casualty insurance, is also required.  During 2022, residential mortgage loans at higher rates were booked as in-house portfolio loans.  During the latter half of 2023, the Bank made the strategic decision to shift the lending of residential mortgage loans to the secondary market.

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

An allowance for credit losses (“ACL”) is maintained to provide for probable losses from our lending activities. A complete discussion of the factors considered in determination of the ACL is included in Item 7 of Part II of this report.

Deposit Activities

The Bank offers a full array of deposit products including checking, savings and money market accounts, regular and IRA certificates of deposit, Christmas Savings accounts, College Savings accounts, and Health Savings accounts. The Bank also offers the Certificate of Deposit Account Registry Service®, or CDARS®, program to municipalities, businesses, and consumers through which the Bank provides access to multi-million-dollar certificates of deposit and the IntraFi Cash Service®, or ICS®, program to municipalities, businesses, and consumers through which the Bank provides access to multi-million-dollar savings and demand deposits. Both programs are FDIC-insured. In addition, we offer our commercial customers packages which include Treasury Management, Cash Sweep and various checking opportunities.

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

At December 31, 2023 and 2022, the total market value of assets under the supervision of the Bank’s Trust Department was approximately $1.5 billion and $1.0 billion, respectively. Trust Department revenues for these years may be found in the Consolidated Statements of Income under the heading “Other operating income”, which is contained in Item 8 of Part II of this annual report.

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

The following tables set forth deposit data for the Maryland and West Virginia Counties in which the Bank maintains offices as of June 30, 2023, the most recent date for which comparative information is available.

	Offices	Deposits	Market
	(in Market)	(in thousands)	Share
Allegany County, Maryland:
Manufacturers & Traders Trust Company	5	$251,493	31.82%
First United Bank & Trust	3	220,832	27.94%
Truist Bank	3	210,264	26.60%
Dollar Bank, Federal Savings Bank	2	75,600	9.56%
Somerset Trust Company	2	32,295	4.08%
Source: FDIC Deposit Market Share Report

Frederick County, Maryland:
PNC Bank NA	13	$1,736,987	26.42%
Truist Bank	10	1,179,142	17.93%
Bank Of America NA	4	796,096	12.11%
Manufacturers & Traders Trust Company	6	520,131	7.91%
Sandy Spring Bank	3	462,455	7.03%
Woodsboro Bank	5	382,066	5.81%
Capital One, NA	2	373,274	5.68%
Middletown Valley Bank	4	346,755	5.27%
ACNB Bank	4	321,095	4.88%
First United Bank & Trust	4	205,475	3.13%
Wells Fargo Bank NA	1	163,221	2.48%
Fulton Bank National Association	1	39,282	0.60%
WesBanco Bank, Inc.	1	38,762	0.59%
Presidential Bank, FSB	1	6,755	0.10%
Woodforest National Bank	1	3,292	0.06%
Source: FDIC Deposit Market Share Report

Garrett County, Maryland:
First United Bank & Trust	5	$617,916	68.06%
Manufacturers & Traders Trust Company	2	118,849	13.09%
Clear Mountain Bank	1	73,259	8.07%
Truist Bank	1	67,228	7.40%
Somerset Trust Company	1	23,815	2.62%
Miners & Merchants Bank	1	6,876	0.76%
Source: FDIC Deposit Market Share Report

Washington County, Maryland:
Truist Bank	5	$710,137	21.70%
Fulton Bank National Association	6	622,767	19.03%
Manufacturers & Traders Trust Company	9	589,355	18.01%
Middletown Valley Bank	3	475,267	14.52%
PNC Bank NA	3	344,013	10.51%
First United Bank & Trust	4	151,841	4.64%
CNB Bank, Inc.	3	139,552	4.26%
United Bank	2	127,026	3.88%
Orrstown Bank	1	49,463	1.51%
Bank of Charles Town	1	33,444	1.02%
Ameriserv Financial Bank	1	17,218	0.53%
Jefferson Security Bank	1	6,442	0.20%
Farmers and Merchants Trust Company of Chambersburg	1	6,153	0.19%
Source: FDIC Deposit Market Share Report

Berkeley County, West Virginia:
United Bank	4	$494,548	26.97%
Truist Bank	3	380,686	20.76%
City National Bank of West Virginia	4	235,097	12.82%
Summit Community Bank, Inc.	3	181,210	9.88%
First United Bank & Trust	3	151,393	8.26%
Jefferson Security Bank	2	143,803	7.84%
CNB Bank, Inc.	3	130,447	7.11%
Bank of Charles Town	2	111,907	6.10%
Woodforest National Bank	1	4,374	0.26%
Source: FDIC Deposit Market Share Report

Harrison County, West Virginia:
Truist Bank	3	$563,939	26.60%
MVB Bank, Inc.	2	345,424	16.29%
The Huntington National Bank	3	315,065	14.86%
WesBanco Bank, Inc.	5	305,449	14.41%
JP Morgan Chase Bank, NA	1	253,060	11.94%
Harrison County Bank	4	140,313	6.62%
City National Bank of West Virginia	2	52,885	2.49%
Clear Mountain Bank	1	30,707	1.45%
BC Bank, Inc.	1	27,055	1.28%
West Union Bank	1	24,796	1.17%
Summit Community Bank	1	21,568	1.02%
Peoples Bank	1	17,090	0.81%
Freedom Bank, Inc	1	16,681	0.79%
First United Bank & Trust	1	6,235	0.27%
Source: FDIC Deposit Market Share Report

Mineral County, West Virginia:
First United Bank & Trust	2	$118,018	36.64%
Manufacturers & Traders Trust Company	2	78,816	24.47%
Truist Bank	1	67,279	20.89%
Grant County Bank	1	39,482	12.26%
FNB Bank, Inc.	1	18,470	5.74%
Source: FDIC Deposit Market Share Report

Monongalia County, West Virginia:
MVB Bank, Inc.	2	$1,269,013	29.70%
United Bank	6	1,038,394	24.30%
The Huntington National Bank	6	635,131	14.87%
Clear Mountain Bank	3	352,898	8.26%
Truist Bank	3	330,870	7.74%
WesBanco Bank, Inc.	3	195,767	4.58%
PNC Bank NA	2	191,859	4.49%
First United Bank & Trust	4	122,948	2.88%
Citizens Bank of Morgantown, Inc.	1	41,348	0.97%
Summit Community Bank, Inc.	1	39,412	0.92%
First Exchange Bank	2	35,999	0.84%
JP Morgan Chase Bank, NA	1	15,898	0.37%
City National Bank of West Virginia	1	2,979	0.08%
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

General

The Corporation is registered with the Federal Reserve as a financial holding company under the BHC Act and, as such, is subject to the supervision, examination and reporting requirements of the BHC Act and the regulations of the Federal Reserve.  As a publicly-traded company whose common stock, par value $0.01 per share (the “Common Stock”), is registered under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and listed on The NASDAQ Global Select Market, the Corporation is also subject to regulation and supervision by the SEC and The NASDAQ Stock Market, LLC (“NASDAQ”).

The Bank is a Maryland trust company subject to the banking laws of Maryland and to regulation by the Maryland Department of Labor’s Office of Financial Regulation (the “Maryland OFR”), who is required by statute to make at least one examination in each calendar year (or at 18-month intervals if the Maryland OFR determines that an examination is unnecessary in a particular calendar year).  The Bank also has offices in West Virginia, and the operations of these offices are subject to various West Virginia laws.  As a member of the FDIC, the Bank is also subject to certain provisions of federal laws and regulations regarding deposit insurance and activities of insured state-chartered banks, including those that require examination by the FDIC.  In addition to the foregoing, there are a myriad of other federal and state laws and regulations that affect, or govern the business of banking, including consumer lending, deposit-taking, and trust operations.

All non-bank subsidiaries of the Corporation are subject to examination by the FRB, and, as affiliates of the Bank, are subject to examination by the FDIC and the Maryland OFR. In addition, OakFirst Loan Center, Inc. is subject to licensing and regulation by the West Virginia Division of Banking, and OakFirst Loan Center, LLC is subject to licensing and regulation by the Maryland OFR.

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

Regulation of Financial Holding Companies

In 2021, the Corporation elected to become a financial holding company, which allows it to engage in certain activities, and own shares or control of certain entities, that are in addition to those permissible for an entity that is a bank holding company only.  The provisions of the BHC Act relating to financial holding companies and the regulations promulgated thereunder require the Bank to remain “well capitalized” and “well managed”.  The capital requirement is discussed below under the heading, “Prompt Corrective Action”.  The Bank will be considered to be well managed so long as it achieves a CAMEL composite rating of at least “2” as a result of its most recent examination and at least a “satisfactory” management rating (if such rating is given).  If the Bank were to fail to meet either of these requirements, then the Corporation would be required to enter into an agreement with the FRB that would address the remediation of the condition that led to the failure.  During the term of that agreement, which is typically 180 days but can be extended at the discretion of the FRB, the Corporation would be prohibited from commencing any additional activity or acquiring control or shares of any company that would otherwise be permissible for a financial holding company under Section 4(k) of the BHC Act.  If the Corporation were to fail to correct that condition by the expiration of the agreement’s term, then the FRB could order the Corporation to divest its ownership of the Bank or, alternatively, terminate all financial holding company activities.  For so long as the Corporation remains a financial holding company, the Bank must also maintain a Satisfactory or better rating under the Community Reinvestment Act (the “CRA”).  During any period that the Bank fails to satisfy this requirement, the Corporation is prohibited from commencing any additional activity or acquiring control or shares of any company that would otherwise be permissible for a financial holding company under Section 4(k) of the BHC Act.  The Bank currently satisfies all of the foregoing conditions.

Federal Banking Regulation

Federal banking regulators, such as the FRB and the FDIC, may prohibit the institutions over which they have supervisory authority from engaging in activities or investments that the agencies believe are unsafe or unsound banking practices.  Federal banking regulators have extensive enforcement authority over the institutions they regulate to prohibit or correct activities that violate law, regulation or a regulatory agreement or which are deemed to be unsafe or unsound practices.  Enforcement actions may include the appointment of a conservator or receiver, the issuance of a cease and desist order, the termination of deposit insurance, the imposition of civil money penalties on the institution, its directors, officers, employees and institution-affiliated parties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the removal of or additions to restrictions on directors, officers, employees and institution-affiliated parties, and the enforcement of any such mechanisms through restraining orders or other court actions.

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

Capital Requirements

We require capital to fund loans, satisfy our obligations under the Bank’s letters of credit, meet the deposit withdrawal demands of the Bank’s customers, and satisfy our other monetary obligations.  To the extent that deposits are not adequate to fund our capital requirements, we can rely on the funding sources identified below under the heading “Liquidity Management”.  As of December 31, 2023, the Bank had $140.0 million available through unsecured lines of credit with correspondent banks, $12.2 million available through a secured line of credit with the Federal Reserve Discount Window, $69.5 million available through the FFB’s Bank Term Funding Program (“BTFP”), and approximately $145.4 million available through the Federal Home Loan Bank of Atlanta (“FHLB”).  Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our ability to meet our future capital requirements.

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

As of December 31, 2023, we were in compliance with the applicable requirements.

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

As of December 31, 2023, the Bank was “well capitalized” based on the aforementioned ratios.

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

In October 2022, the FDIC adopted a final rule to increase the initial base deposit insurance assessment rate schedules uniformly by two basis points beginning in the first quarterly assessment period of 2023.   The increased assessment was expected to improve the likelihood that the DIF reserve ratio would reach the statutory minimum of 1.35% by the statutory deadline prescribed under the FDIC’s amended restoration plan.

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

The Bank is required to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms.  Qualified mortgages that are not “higher-priced” are afforded a safe harbor presumption of compliance with the ability to repay rules, while qualified mortgages that are “higher-priced” garner a rebuttable presumption of compliance with the ability to repay rules.  In general, a “qualified mortgage” is a mortgage loan without negative amortization, interest-only payments, balloon payments, or a term exceeding 30 years, where the lender determines that the borrower has the ability to repay, and where the borrower’s points and fees do not exceed 3% of the total loan amount.  “Higher-priced” mortgages must have escrow accounts for taxes and insurance and similar recurring expenses.

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

EMPLOYEES

At December 31, 2023, we employed 338 individuals, of whom 304 were full-time employees.

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

The Bank relies on customer deposits, advances from the FHLB, lines of credit at other financial institutions and brokered funds to fund our operations.  Although the Bank has historically been able to replace maturing deposits and advances if desired, no assurance can be given that the Bank would be able to replace such funds in the future if our financial condition or the financial condition of the FHLB or market conditions were to change.  Our financial flexibility could be severely constrained and/or our cost of funds could increase if we are unable to maintain our access to funding or if financing necessary to accommodate future growth is not available at favorable interest rates.  If we are required to rely more heavily on more expensive funding sources to support future growth, then our revenues may not increase proportionately to cover our costs.  In that case, our profitability would be adversely affected.

We may need to raise capital in the future, and such capital may not be available when needed or at all.

We may need to raise capital in the future to provide it with sufficient capital resources and liquidity to meet our commitments and business needs including complying with new regulatory capital rules, particularly if our asset quality or earnings were to deteriorate significantly.  Our ability to raise capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial condition.  Economic conditions and the loss of confidence in financial institutions may limit access to certain customary sources of capital, and increase our cost of raising capital.  No assurance can be given that such capital will be available on acceptable terms or at all.  Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of depositors, investors or counterparties participating in the capital markets may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. Moreover, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and would have to compete with those institutions for investors.  An inability to raise additional capital on acceptable terms as and when needed could have a materially adverse effect on our business, financial condition and results of operations.

Our inability to generate liquidity in a timely manner may adversely impact our ability to satisfy obligations associated with our financing, our operations and other components of our business.

Timely access to liquidity is essential to our business, and being able to meet obligations as they come due and pay deposits when they are withdrawn is critical to ongoing operations.  If we are unable to meet our payment obligations on a daily basis, we may be subject to being placed into receivership, regardless of our capital levels.  Our primary sources of liquidity consist of cash and cash balances due from correspondent banks, excess reserves at the Federal Reserve, loan repayments, federal funds sold and other short-term investments, maturities and monetization of investment securities, cash provided by operating activities and new core deposits into the Bank.  Our ability to obtain or liquidate these primary sources of liquidity may be impacted by adverse economic conditions resulting from dynamic, complex, and other foreseen and unforeseen inter-related factors and events in the economic environment.  If we were to rely on sales proceeds from the sale of investment securities within our portfolio in order to satisfy our obligations, we may be adversely impacted by our ability to transact and settle such sales.  Sales of investment securities in an unrealized loss position would negatively affect our earnings and regulatory capital.  In addition, in order to monetize our held-to-maturity (“HTM”) securities, we expect to rely on pledging those securities for secured funding, and our liquidity may be impaired if we are unable to timely pledge those or any other securities due to lack of available funding, operational impediments or otherwise.  Our industry is susceptible to the negative impact of limited access to short-term and/or long-term sources of funds, which could result in a liquidity shortfall and/or impact our liquidity coverage ratio and could have an adverse effect on our operations, financial condition and earnings.

Our inability to access sources of financing at terms that are favorable to us may result in an adverse effect on our business, financial condition, and results of operations.

Our liquidity could be adversely affected by any inability to access the debt or equity capital markets, liquidity or volatility in those capital markets, the decrease in value of eligible collateral or increased collateral requirements (including as a result of credit concerns for short-term borrowings), changes to our relationships with our funding providers based on real or perceived changes in our risk profile, prolonged federal government shutdowns or changes in regulations.  Additionally, our liquidity may be negatively impacted by the unwillingness or inability of the Federal Reserve to act as a lender of last resort.

Our ability  to raise additional financing depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities and on our financial condition and performance.   Accordingly, we may be unable to raise additional financing if needed or on acceptable terms.

The value of real estate collateral may fluctuate significantly resulting in an under-collateralized loan portfolio.

The market value of real estate, particularly real estate held for investment, can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located.  If the value of the real estate serving as collateral for the Corporation’s loan portfolio were to decline materially, a significant part of the Corporation’s loan portfolio could become under-collateralized.  If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then, in the event of foreclosure, we may not be able to realize the amount of collateral that we anticipated at the time of originating the loan.  This could have a material adverse effect on the Corporation’s provision for credit losses and the Corporation’s operating results and financial condition.

The Corporation is subject to lending risk, and the impacts of interest rate changes could adversely impact the Corporation.

There are inherent risks associated with the Corporation’s lending activities.  These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where the Corporation operates.  Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans.

A substantial portion of the Corporation’s loan portfolio is comprised of residential and commercial real estate loans.  The Corporation’s concentration of real estate loans may subject the Corporation to additional risk, as fluctuations in market value of collateral and difficulty monitoring income-producing property serving as a source of repayment and collateral.  Any of these or other risks relating to real estate loans could adversely affect the collection by the Corporation of the outstanding loan balances.

Interest rates and other economic conditions will impact our results of operations.

Our net income depends primarily upon our net interest income. Net interest income is the difference between interest income earned on loans, investments and other interest-earning assets and the interest expense incurred on deposits and borrowed funds. The level of net interest income is primarily a function of the average balance of our interest-earning assets, the average balance of our interest-bearing liabilities, and the spread between the yield on such assets and the cost of such liabilities. These factors are influenced by both the pricing and mix of our interest-earning assets and our interest-bearing liabilities which, in turn, are impacted by such external factors as the local economy, competition for loans and deposits, the monetary policy of the Federal Open Market Committee of the FRB, and market interest rates.

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

The federal banking regulators believe that institutions that have particularly high concentrations of CRE loans within their lending portfolios face a heightened risk of financial difficulties in the event of adverse changes in the economy and CRE markets.  Accordingly, through published guidance, these regulators have directed institutions whose concentrations exceed certain percentages of capital to implement heightened risk management practices appropriate to their concentration risk.  The guidance provides that banking regulators may require such institutions to reduce their concentrations and/or maintain higher capital ratios than institutions with lower concentrations in CRE.  At December 31, 2023, our CRE concentrations were below the heightened risk management thresholds set forth in this guidance.

The Bank may experience loan losses in excess of its allowance for credit losses, which would reduce our earnings.

The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loans being made, the creditworthiness of the borrowers over the term of the loans and, in the case of collateralized loans, the value and marketability of the collateral for the loans.  Management of the Bank maintains an ACL based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides the ACL based upon a percentage of the outstanding balances and for specific loans when their ultimate collectability is considered questionable.  If management’s assumptions and judgments prove to be incorrect and the ACL is inadequate to absorb future losses, or if the bank regulatory authorities require us to increase the ACL as a part of its examination process, our earnings and capital could be significantly and adversely affected.  Although management continually monitors our loan portfolio and makes determinations with respect to the ACL, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to our non-performing or performing loans.  Material additions to the ACL could result in a material decrease in our net income and capital; and could have a material adverse effect on our financial condition.

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

The processes we use to estimate our ACL and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depends upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation, including flaws caused by failures in controls, data management, human error or from the reliance on technology. If the models we use for interest rate risk and asset-liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models we use for estimating our expected credit losses are inadequate, the ACL may not be sufficient to support future charge-offs. If the models we use to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments. Any such failure in our analytical or forecasting models could have a material adverse effect on our business, financial condition and results of operations.

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

Our investment securities are subject to market risk and credit risk that may have an adverse impact on our financial condition and results of operation.

At December 31, 2023, investment securities in our investment portfolio having a cost basis of $117.9 million and a market value of $97.2 million were classified as available-for-sale pursuant to FASB Accounting Standards Codification (“ASC”) Topic 320, Investments – Debt and Equity Securities, relating to accounting for investments.  Topic 320 requires that unrealized gains and losses in the estimated value of the available-for-sale portfolio be “marked to market” and reflected as a separate item in shareholders’ equity (net of tax) as accumulated other comprehensive loss.  There can be no assurance that future market performance of our investment portfolio will enable us to realize income from sales of securities.  Shareholders’ equity will continue to reflect the unrealized gains and losses (net of tax) of these investments.  Moreover, there can be no assurance that the market value of our investment portfolio will not decline, causing a corresponding decline in shareholders’ equity.

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

Our investment securities portfolio as a whole is exposed to credit risk associated with rating agency downgrades and defaults of the issuers of those securities.  We measure expected credit losses on our investment portfolio through our CECL estimate.  Increases to the provision for credit losses would have a negative impact on our results of operations and regulatory capital ratios.  Additionally, an insufficient CECL provision may result in additional losses that would have an adverse impact on our results of operations.  The investment portfolio’s performance, including the existence of unrealized and unrecognized losses in the portfolio, also may create reputational risk for us, particularly in conjunction with the conditions of the banking industry generally, that could result in deposit outflows or reduced access to funding, or negatively impact our ability to attract and retain prospective customers.

Impairment of goodwill and other intangible assets or deferred tax assets could require charges to earnings, which could result in a negative impact on our results of operations.

Under current accounting standards, goodwill and other intangible assets are subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount.  A decline in the price of the shares of Common Stock or occurrence of a triggering event following any of our quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period which was not reflected in such earnings release.  In the event that we conclude that all or a portion of our goodwill and other intangible assets may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings.  Such a charge would have no impact on tangible capital.  At December 31, 2023, we had recorded goodwill and other intangible assets of $12.1 million, representing approximately 7.5% of shareholders’ equity.

At December 31, 2023, our net deferred tax assets were valued at $11.1 million.  Included in that total is $2.8 million of state net operating loss carryforwards (“NOLs”) associated with separate company tax filings of the Corporation, which we do not expect to use and, thus, we have established a $2.8 million valuation allowance.  A deferred tax asset is reduced by a valuation allowance if, based on the weight of the evidence available, both negative and positive, including the recent trend of quarterly earnings, the Corporation determines that it is more likely than not that some portion or all of the total deferred tax asset will not be realized.  Moreover, our ability to utilize our net operating loss carryforwards to offset future taxable income may be significantly limited if we experience an “ownership change,” as determined under Section 382 of the Internal Revenue Code of 1986, as amended (“the Code”). If an ownership change were to occur, the limitations imposed by Section 382 of the Code could result in a portion of our net operating loss carryforwards expiring unused, thereby impairing their value. Section 382’s provisions are complex, and we cannot predict any circumstances surrounding the future ownership of the Common Stock.  Accordingly, we cannot provide any assurance that we will not experience an ownership change in the future.

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

Increases in bond interest rates have led to a significant decline in the fair value of investment securities.  Although the Treasury, the FDIC and the FRB have announced the BTFP  to provide up to $25 billion of loans to financial institutions secured by certain of such government-backed agency securities held by financial institutions to mititgate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediate liquidity might exceed the capacity of such program.  The FRB announced in January 2024 that the BTFP will stop originating new loans on March 11, 2024, as scheduled.  The FRB also modified the terms of the program so that interest rate on reserve balances in effect on the day the loan is made.  In January 2024, prior to these announcements by the FRB, the Corporation borrowed $40.0 million through the BTFP at an interest rate of 4.87% and a maturity date in January 2025.

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

In general, we are unable to control the amount of premiums that are required to be paid for FDIC insurance.  In October 2022, the FDIC finalized a rule to increase the assessment rate by two basis points beginning in the first quarter of 2023.  The increase in the assessment rate for banks is intended to increase the Deposit Insurance Fund (“DIF)” reserve ratio to 1.35%.  In early March 2023, the FDIC was appointed receiver for two banks, in each case due primarily to liquidity concerns at those institutions.  Promptly following these events, the federal banking regulators announced that the FDIC will use funds from the DIF to ensure that all depositors of the two failed institutions are made whole, at no cost to taxpayers.  We anticipate that the FDIC will impose special assessments on all banks to replenish the DIF.  As a result of these and/or other financial institution failures, we may be required to pay significantly higher premiums than the levels currently imposed, as well as additional special assessments or taxes, which could adversely affect earnings.  Any future increases or required repayments in FDIC insurance premiums may materially adversely affect our results of operations.

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

Our operations will be impacted by current and future legislation and by the policies established from time to time by various federal and state regulatory authorities.  The Corporation is subject to supervision by the FRB.  The Bank is subject to supervision and periodic examination by the Maryland OFR of Financial Regulation, the West Virginia Division of Banking, and the FDIC.  Banking regulations, designed primarily for the safety of depositors, may limit a financial institution’s growth and the return to its investors by restricting such activities as the payment of dividends, mergers with or acquisitions by other institutions, investments, loans and interest rates, interest rates paid on deposits, expansion of branch offices, and the offering of securities or trust services.  The Corporation and the Bank are also subject to capitalization guidelines established by federal law and could be subject to enforcement actions to the extent that either is found by regulatory examiners to be undercapitalized. It is not possible to predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on our future business and earnings prospects.  Management also cannot predict the nature or the extent of the effect on our business and earnings of future fiscal or monetary policies, economic controls, or new federal or state legislation.  Further, the cost of compliance with regulatory requirements may adversely affect our ability to operate profitably.

The Consumer Financial Protection Bureau may continue to reshape the consumer financial laws through rulemaking and enforcement of the prohibitions against unfair, deceptive and abusive business practices.  Compliance with any such change may impact our business operations.

The Consumer Financial Protection Bureau (“CFPB”) has broad rulemaking authority to administer and carry out the provisions of the Dodd-Frank Act with respect to financial institutions that offer covered financial products and services to consumers.  The CFPB has also been directed to adopt rules identifying practices or acts that are unfair, deceptive or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service.  The concept of what may be considered to be an “abusive” practice is fluid and can change based on politically-appointed leadership at the CFPB.  We have been required to dedicate significant personnel resources to address the compliance burdens imposed by the CFBP’s adoption of various rules, and the adoption of additional rules in the future would likely require us to dedicate even more resources.

Compliance with ever-evolving federal and state laws relating to the handling of information about individuals involves significant expenditure and resources, and any failure by us or our vendors to comply may result in significant liability, negative publicity, and/or an erosion of trust, which could materially adversely affect our business, results of operations, and financial condition.

We are subject to a number of U.S. federal, state, local and foreign laws and regulations relating to consumer privacy and data protection. Under privacy protection provisions of the GLBA and its implementing regulations and guidance, we are limited in our ability to disclose certain non-public information about consumers to nonaffiliated third parties. The GLBA regulates, among other things, the use of certain information about individuals (“non-public personal information”) in the context of the provision of financial services, including by banks and other financial institutions. The GLBA includes both a “Privacy Rule”,  which imposes obligations on financial institutions relating to the use or disclosure of non-public personal information, and a “Safeguards Rule”, which imposes obligations on financial institutions and, indirectly, their service providers to implement and maintain physical, administrative and technological measures to protect the security of non-public personal financial information. Any failure to comply with the GLBA could result in substantial financial penalties and significant reputational harm.  Multiple states have recently enacted, or are expected to enact, stringent privacy laws, not all of which exempt financial institutions categorically. Many other states are currently reviewing or proposing the need for greater regulation of the collection, sharing, use and other processing of information related to individuals for marketing purposes or otherwise, and there remains increased interest at the federal level as well. Further, to comply with the varying state laws around data breaches, we must maintain adequate security measures, which require significant investments in resources and ongoing attention.

Additionally, laws, regulations, and standards covering marketing, advertising, and other activities conducted by telephone, email, mobile devices, and the internet are or may become applicable to our business, such as the Telephone Consumer Protection Act, the CAN-SPAM Act, and similar state consumer protection and communication privacy laws.  We occasionally make telephone calls and/or send SMS text messages to customers. The actual or perceived improper calling of customer phones and/or sending of text messages may subject us to potential risks, including liabilities or claims relating to consumer protection laws such as the Telephone Consumer Protection Act. Numerous class-action suits under federal and state laws have been filed in recent years against companies who conduct telemarketing and/or SMS texting programs, with many resulting in multi-million-dollar settlements to the plaintiffs. Any future such litigation against us could be costly and time-consuming to defend. In particular, the Telephone Consumer Protection Act imposes significant restrictions on the ability to make telephone calls or send text messages to mobile telephone numbers without the prior consent of the person being contacted. Federal or state regulatory authorities or private litigants may claim that the notices and disclosures we provide, form of consents we obtain or our outreach practices are not adequate or violate applicable law. This may in the future result in civil claims against us. Claims that we have violated the Telephone Consumer Protection Act could be costly to litigate, whether or not they have merit, and could expose us to substantial statutory damages or costly settlements.

We also send marketing messages via email and are subject to the CAN-SPAM Act. The CAN-SPAM Act imposes certain obligations regarding the content of emails and providing opt-outs (with the corresponding requirement to honor such opt-outs promptly). While we strive to ensure that all of our marketing communications comply with the requirements set forth in the CAN-SPAM Act, any violations could result in the FTC seeking civil penalties against us.

Moreover, we are considered a “user” of consumer reports provided by consumer reporting agencies under the FCRA, as amended by the Fair and Accurate Credit Transactions Act.  FCRA regulates and protects consumer information collected by consumer reporting agencies and imposes specific obligations on “users” of consumer reports. Such obligations may include restricting the sharing of information contained in a consumer report, notifying consumers when such reports are used to make an adverse decision, and, in the context of completing employee background checks, providing a notice containing certain disclosures to the consumer and obtaining their consent.

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

A material weakness in our disclosure or internal controls could have an adverse effect on us.

The Corporation is required by the Sarbanes-Oxley Act of 2002 to establish and maintain disclosure controls and procedures and internal control over financial reporting.  These control systems are intended to provide reasonable assurance that material information relating to the Corporation is made known to our management and reported as required by the Exchange Act, to provide reasonable assurance regarding the reliability and preparation of our financial statements, and to provide reasonable assurance that fraud and other unauthorized uses of our assets are detected and prevented. We may not be able to maintain controls and procedures that are effective at the reasonable assurance level.  If that were to happen, our ability to provide timely and accurate information about the Corporation, including financial information, to investors could be compromised and our results of operations could be harmed. Moreover, if the Corporation or its independent registered public accounting firm were to identify a material weakness in any of those control systems, our reputation could be harmed and investors could lose confidence in us, which could cause the market price of the Corporation’s stock to decline and/or limit the trading market for the shares of the Common Stock.

We may not be able to keep pace with developments in technology.

We use various technologies in conducting our businesses, including telecommunication, data processing, computers, automation, internet-based banking, and debit cards.  The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. Our future success depends, in part, on our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology driven products and services or be successful in marketing these products and services to our customers. In addition, our implementation of certain new technologies, such as those related to artificial intelligence, automation and algorithms, in our business processes may have unintended consequences due to their limitations or our failure to use them effectively. In addition, cloud technologies are also critical to the operation of our systems, and our reliance on cloud technologies is growing. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. Cybersecurity

Risk Management Strategy

Our risk management program is designed to identify, assess, and mitigate risks across various aspects of the Corporation, including financial, operational, reputational, and legal.  Cybersecurity is a critical component of this program, given the increasing reliance on technology and potential of cyber threats.  Our Cyber Security Initiative (“CSI”) committee led by our Information Security Officer is primarily responsible for this cybersecurity component and is a key member of the risk management organization.  The Information Security Officer reports directly to the Chief Operating Officer and, as discussed below, regularly to the Risk and Compliance Committee of our board of directors.

Our objective for managing cybersecurity risk is to avoid or minimize the impacts of external threat events or other efforts to penetrate, disrupt or misuse our systems or information.  The structure of our information security program is designed around the Cyber Risk Institute’s cybersecurity profile designed specifically for the financial services industry, regulatory guidance, and other industry standards.  In addition, we leverage certain industry and government associations, third-party benchmarking, audits, and threat intelligence feeds to facilitate and promote program effectiveness.  Our Information Security Officer, along with key members of our risk team, regularly collaborate with peer banks, industry groups, and policymakers to discuss cybersecurity trends and issues and identify best practices.  The information security program is periodically reviewed by such personnel with the goal of addressing changing threats and conditions.

We employe an in-depth, layered, defensive strategy that embraces a “trust by design” philosophy when designing new products, services, and technology.  We leverage people, processes, and technology as part of our efforts to manage and maintain cybersecurity controls.  We also employe a variety of preventative and detective tools designed to monitor, block, and provide alerts regarding suspicious activity, as well as to report on suspected advanced persistent threats.  We have established processes and systems designed to mitigate cyber risk, including regular and on-going education and training for employees, preparedness simulations and tabletop exercises, and recovery and resilience tests.  We engage in regular assessments of our infrastructure, software systems, and network architecture, using internal cybersecurity experts and third-party specialists.  We also maintain a third-party risk management program designed to identify, assess, and manage risks, including cybersecurity risks, associated with external service providers and our supply chain.  We also actively monitor our email gateways for malicious phishing email campaigns and monitor remote connections as a significant portion of our workforce has the option to work remotely.  We leverage internal and external auditors and independent external partners to periodically review our processes, systems, and controls, including with respect to our information security program, to assess their design and operating effectiveness and make recommendations to strengthen our risk management program.

We maintain an Incident Response Plan that provides a documented framework for responding to actual or potential cybersecurity incidents, including timely notification of and escalation to the appropriate Board-approved management committees, as discussed further below, and the Risk and Compliance Committee of our board of directors.  The Incident Response Plan is coordinated through the Management Director of Information Technology and key members of management are embedded into the Plan by its design. The Incident Response Plan facilitates coordination across multiple parts of our organization and is evaluated at least annually.

Notwithstanding our defensive measures and processes, the threat posed by cyber-attacks is severe.  Our internal systems, processes, and controls are designed to mitigate loss from cyber-attacks and, while we have experienced cybersecurity incidents in the past, to date, risks from cybersecurity threats have not materially affected our Company.  For further discussion of risks from cybersecurity threats, see the section captioned “A disruption, breach, or failure in the operational systems or infrastructure of our third party vendors or other service providers, including as a result of cyber-attacks, could adversely affect our business” in Item 1A.  Risk Factors.

Governance

Our Information Security Officer is accountable for managing our enterprise information security processes and procedures and delivering our information security program.  The responsibilities of this department include cybersecurity risk assessment, incident response, vulnerability assessment, threat intelligence, identity access governance, third-party risk management, and business resilience.  The foregoing responsibilities are covered on a day-to-day basis by a first line of defense function, and our second line of defense function, including the CSI Committee, provides guidance, oversight, monitoring, and challenge of the first line’s activities.  The Committee as a whole, consists of information security professionals with varying degrees of education and experience  as well as Information Technology professionals, and audit and fraud professionals.  Individuals within the Committee are generally subject to professional education and certification requirements.  In particular, our Information Security Officer has substantial relevant expertise and formal training in the areas of information security and cybersecurity risk management.

Our board of directors has approved management commitess including the CSI Committee, which focuses on technology impact, and the Management Risk Committee, which focuses on business impact.  These committees provide oversight and governance of the technology program and the information security program.  These committees are chaired by managers within the Corporation and include the Chief Operating Officer, as well as his direct reports and other key departmental managers from throughout the entire company.  These committees generally meet regularly to provide oversight of the risk management strategy, standards, policies, practices, controls, and mitigation to facilitate timely information and monitoring efforts.  The Information Security Officer reports summaries of key issues, including significant cybersecurity and/or privacy incidents, discussed at committee meetings and the actions taken to the Risk and Compliance Committee of our board of directors on a quarterly basis (or more frequently as may be required by the Incident Response Plan).

The Risk and Compliance Committee of our board of directors is responsible for overseeing our information security and technology programs, including management’s actions to identify, assess, mitigate, and remediate or prevent material cybersecurity issues and risks.  Our CSI Committee provides quarterly reports to the Risk and Compliance

Committee of our board of directors regarding the information security program and the technology program, key enterprise cybersecurity initiatives, and other matters relating to cybersecurity processes.  The Risk and Compliance Committee of our board of directors reviews and approves our information security and technology budgets and strategies annually.  Additionally, the Risk and Compliance Committee of our board of directors reviews our cyber security risk profile on a regular basis.  The Risk and Compliance Committee our board of directors provides a report of their activities to the full board of directors at board meetings.

ITEM 2. PROPERTIES

The headquarters of the Corporation and the Bank occupies approximately 29,000 square feet at 19 South Second Street, Oakland, Maryland, and a 30,000 square feet operations center located at 12892 Garrett Highway, Oakland Maryland. These premises are owned by the Corporation. The Bank owns 19 of its banking offices and leases seven. Total rent expense on the leased offices and properties was $0.5 million in 2023.  In November 2023, the Corporation announced the closure of four of its leased banking offices.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of the Corporation’s common stock are listed on the NASDAQ Global Select Market under the symbol “FUNC”. As of February 29, 2024, thres issued and outstanding shares of Common Stock were held by 1,315 shareholders of record.

The ability of the Corporation to declare dividends is limited by federal banking laws and Maryland corporation laws. Subject to these and the terms of its other securities, including the TPS Debentures, the payment of dividends on the shares of common stock and the amounts thereof are at the discretion of the Corporation’s board of directors. Cash dividends are typically declared on a quarterly basis. When paid, dividends to shareholders are dependent on the ability of the Corporation’s subsidiaries, especially the Bank, to declare dividends to the Corporation. Like the Corporation, the Bank’s ability to declare and pay dividends is subject to limitations imposed by federal and Maryland banking and Maryland corporation laws. A complete discussion of these and other dividend restrictions is contained in Item 1A of Part I of this annual report under the heading “Risks Relating to First United Corporation’s Securities” and in Note 3 to the Consolidated Financial Statements, both of which are incorporated herein by reference. Accordingly, there can be no assurance that dividends will be declared on the shares of common stock in any future fiscal quarter.

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

Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
				805,702	(1)
October 2023	40,300	$16.35	40,300	765,402
November 2023	11,500	17.30	11,500	753,902
December 2023	11,000	18.69	11,000	742,902
Total	62,800	$16.79	62,800	742,902

(1) All shares were purchased in open-market transactions pursuant to First United Corporation's stock repurchase plan that was initially adopted effective August 18, 2023.  The plan authorized the repurchase of up to 825,000 shares of common stock of First United Corporation.  The plan authorizes the repurchases to be conducted through open market or private transactions at such times and in such amounts per transaction as the Chairman and Chief Executive Officer of First United Corporation determines to be appropriate.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto for the years ended December 31, 2023 and 2022, which are included in Item 8 of Part II of this annual report.

Overview

First United Corporation is a financial holding company that, through the Bank and its non-bank subsidiaries, provides an array of financial products and services primarily to customers in four Western Maryland counties and four Northeastern West Virginia counties. Its principal operating subsidiary is the Bank, which consists of a community banking network of 26 branch offices located throughout its market areas. Our primary sources of revenue are interest income earned from our loan and investment securities portfolios and fees earned from financial services provided to customers.

For the year ended December 31, 2023, net income was $15.1 million on a GAAP basis, inclusive of a $3.3 million, net of tax, loss on the sale of securities and $0.5 million, net of tax, in increased expenses related to announced branch closures that occurred on February 29, 2024, and $18.8 million on a non-GAAP basis compared to GAAP and non-GAAP basis income of $25.0 million in 2022.  The year-over-year $10.0 million decrease in GAAP net income was driven by an increase in total operating expenses of $7.1 million.  Salaries and employee benefits increased by $3.4 due primarily to increased salary expense of $2.0 million related to new hires, the competitive environment for labor and merit increases effective April 1, 2023, increased health insurance costs of $1.0 million associated with unusually high claims and decreases of $0.4 in deferred loan costs. Occupancy and equipment expense increased by $0.7 million due primarily to accelerated depreciation and lease termination expenses associated with the announced branch closures that occurred on February 29, 2024, data processing expense increased by $0.5 million due to the implementation of new technology, and FDIC assessments increased by $0.4 million.  Other miscellaneous expenses, such as loan service fees, dues and licenses, check fraud expenses, employee benefit plan expense, and miscellaneous expenses increased by $2.0 million and professional fees increased by $0.6 million due to the $0.8 million cash receipt related to reimbursement of litigation expenses that were previously expensed and was credited to expenses in 2022.  Provision for credit losses increased by $2.2 million when compared to prior year due to increased loan growth during 2023 and qualitative factors with the implementation of Accounting Standards Update 2016-13:  Financial Instruments- Credit Losses (“CECL”).  Net losses on available-for-sale (“AFS”) securities increased by $4.2 million when compared to prior year due to the sale of securities in the fourth quarter of 2023.  Net interest income decreased by $0.8 million due to compression of the net interest margin as experienced industry-wide during 2023.  These increases were partially offset by increases in gains on sales of mortgages of $0.3 million, service charges on deposit accounts of $0.2 million, and $0.1 million increase in debit card income.  Income taxes were down by $3.7 million when comparing the two periods due primarily to reductions in pre-tax income.

The provision for credit losses was $1.6 million for the year ended December 31, 2023 and a credit of $0.6 million for the year ended December 31, 2022.  Net charge-offs of $0.9 million were recorded for the year ended December 31, 2023, compared to $0.7 million for 2022. The ratio of the ACL to loans outstanding was 1.24% at December 31, 2023 compared to 1.14% at December 31, 2022.

Other operating income, including net losses/gains on sales of mortgage loans and sales of investment securities, decreased by approximately $3.6 million when compared to 2022.  This decrease was primarily related to a $4.2 million loss recognized through the sale of  AFS investment securities as part of a strategic balance sheet restructuring in the fourth quarter of 2023. This loss was partially offset by a $0.2 million in increases in service charges on deposit accounts, $0.1 million increase in wealth management income, and $0.3 million increase in gains on sales of residential mortgages.

Other operating expenses increased $7.1 million compared to the year ended December 31, 2022.  Salaries and employee benefits increased by $3.4 due primarily to increased salary expense of $2.0 million related to new hires, the competitive environment for labor and merit increases effective April 1, 2023, increased health insurance costs of $1.0 million associated with unusually high claims and decreases of $0.4 in deferred loan costs. Occupancy and equipment expense increased by $0.7 million due to the expenses related to the branch closures, data processing expense increased by $0.5 million as a result of the implementation of a new sales management system, and FDIC assessments increased by $0.4 million.  Professional fees increased by $0.6 million related to increased audit expenses in correlation to the new CECL implementation and increased legal and professional expenses due to the receipt of an $0.8 million in proceeds credited to expense in 2022 related to reimbursement of legal and professional expenses previously recorded. Other miscellaneous expenses increased by $2.0 million primarily driven by increased check fraud related expenses of $0.5 million, increased employee benefit costs of $1.1 million, increased escrow account fees due to the rising rate environment, miscellaneous loan fees and an increase of $0.2 million in fees associated with the Intrafi Cash Service (“ICS”) product.

Outstanding loans of $1.4 billion at December 31, 2023 reflected growth of $127.2 million in 2023.  Since December 31, 2022, commercial real estate loans increased by $34.9 million, acquisition and development loans increased by $6.5 million and commercial and industrial loans increased by $29.2 million.  Growth in the commercial portfolios was driven by increased activity with existing clients as well as cultivating new business relationships.  Residential mortgage loans increased $55.5 million related to management’s strategic decision to book new mortgage loans at higher rates to our in-house portfolio during the first half  of 2023 and then shifted production to sales in the secondary market during the second half of 2023. The consumer loan portfolio increased slightly by $1.2 million.

Net interest income, on a non-GAAP, fully-taxable equivalent (“FTE”) basis, decreased by $1.1 million in 2023 compared to 2022.  Interest expense on deposits increased by $16.0 million due to an increase in balances of $102.3 million and an increase in yield of 141 basis points.  Interest expense on long-term borrowings increased $3.5 million related to $80.0 million in Federal Home Loan Bank (“FHLB”) borrowings obtained during the first quarter of 2023 and an increase in interest rates on variable rate trust preferred borrowings.  The increased interest expense resulted in an overall increase of 151 basis points on interest bearing liabilities.   This increase was partially offset by an increase of $18.4 million in interest income.   The yield on earning assets increased 78 basis points to 4.63% in 2023 compared to 3.85% in 2022 in correlation with the rising interest rate environment, new loans booked at higher rates as well as adjustable rate loans repricing.  The net interest margin was 3.26% in 2023 compared to 3.56% in 2022.

Comparing the year ended December 31, 2023 with the year ended December 31, 2022, interest income increased by $18.4 million.  Interest and fees on loans increased by $15.1 million and investment income increased by $0.2 million. Excess cash balances during 2023 were invested at the Fed Funds rate, which also positively affected interest income for the year ended December 31, 2023 when compared to 2022.  Increases in loan interest income stemmed from the growth of core loans at higher rates in 2023.  The rate earned on the loan portfolio increased by 74 basis points when comparing the year ended December 31, 2023 to the year ended December 31, 2022.

Total deposits at December 31, 2023 decreased by $19.8 million when compared to December 31, 2022.  In March 2023, the Corporation obtained $61.1 million in new brokered deposits.  In August 2023, the Corporation obtained $30.0 million of brokered deposits to pre-fund the maturity of a $30.4 million brokered certificate of deposit that matured in September 2023.  In December 2023, $30.6 million in brokered deposits matured and were repaid.  In addition, retail certificates of deposit increased by $45.0 million due primarily to a promotional nine-month certificate of deposit product offered in 2023.  Interest-bearing demand deposits increased by $23.2 million and money market accounts increased by $20.5 million due to a shift in the deposit portfolio mix from non-interest-bearing accounts to interest-bearing accounts including the ICS product to ensure full FDIC insurance.  These increases were offset by decreases in non-interest-bearing deposits of $78.9 million and savings accounts of $59.5 million due to the shift to interest-bearing demand deposit accounts, two relationships having large, planned deposit withdrawals totaling $39.5 million during 2023 to fund business activity, the effects of consumer and commercial spending and the competitive market for deposits.

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

(See Note 1 to the Consolidated Financial Statements.)  On an on-going basis, management evaluates estimates and bases those estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Corporation identifies the following critical accounting policies may affect our more significant judgments and estimates used in the preparation of the Consolidated Financial Statements.

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

Management believes it uses relevant information available to make determinations about the ACL and it has established the existing allowance in accordance with GAAP.  However, the determination of the ACL requires significant judgment, and estimates of expected credit losses in the loan portfolio can vary from the amounts actually observed.  While management uses available information to recognize expected credit losses, future additions to the ACL may be necessary based on changes in the loans comprising the portfolio, changes in the current and forecasted economic conditions, changes to the interest rate environment which may directly impact prepayment and curtailment rate assumptions, and changes in the financial conditions of borrowers.

The ACL”base case” model is derived from various economic forecasts provided by widely recognized sources.  Management evaluates the variability of market conditions by examining the peak and trough of economic cycles.  These peaks and troughs are used to stress the base case model to develop a range of potential outcomes.  Management then determines the appropriate reserve through an evaluation of these various outcomes relative to current economic conditions and known risks in the portfolio.

The ACL is also discussed below in Item 7 under the heading “Allowance for Credit Losses” and in Note 5 to the Consolidated Financial Statements.

Liquidity Sources

As of December 31, 2023, the Corporation had approximately $140.0 million in unsecured lines of credit with its correspondent banks, $12.2 million available through a secured line of credit with the Federal Reserve Discount Window, and approximately $145.4 million of secured borrowings with the FHLB.   The Corporation also had approximately $69.5 million available through the BTFP offered by the Federal Reserve.  Additionally, the Corporation has access to the brokered certificates of deposit market.

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

The table below summarizes net interest income for 2023 and 2022.

	GAAP		Non-GAAP - FTE
(in thousands)	2023	2022	2023	2022
Interest income	$81,156	$62,422	$81,783	$63,362
Interest expense	24,286	4,789	24,286	4,789
Net interest income	$56,870	$57,633	$57,497	$58,573
Net interest margin %	3.22%	3.50%	3.26%	3.56%

Net interest income, on a non-GAAP, FTE basis, decreased by $1.1 million (1.8%) during the year ended December 31, 2023 when compared to the year ended December 31, 2022, driven by a $19.5 million (407.1%) increase in interest expense, which was partially offset by an increase in interest income of $18.4 million (29.1%).  The net interest margin, on an FTE basis, decreased to 3.26% for the year ended December 31, 2023 from 3.56% for the year ended December 31, 2022.

Comparing the year ended December 31, 2023 with the year ended December 31, 2022, interest income increased by $18.4 million. Interest and fees on loans increased by $15.1 million investment income increased by of $0.2 million.  The increase in interest on loans was primarily due to an increase of $116.7 million in average loan balance in 2023 compared to 2022.  The rate earned on the loan portfolio increased by 74 basis points when comparing the year ended December 31, 2023 to the year ended December 31, 2022.  The increase in investment income was due to the 20 basis point increase in yield during 2023, which was partially offset by the $21.1 million reduction in average balances.  Other interest income increased by $3.1 million during 2023 primarily due to a 397 basis point increase in interest income of funds held at the Federal Reserve as well as an increase of $20.9 million in average balances.

The increase in interest expense for 2023 was driven by an an increase in interest expense on deposits of $16.0 million due to an increase in balances of $102.3 million and an increase in yield of 141 basis points.  Interest expense on long-term borrowings increased $3.5 million related to $80.0 million in FHLB borrowings obtained during the first quarter of 2023 and an increase in interest rates on variable rate trust preferred borrowings.  The increased interest expense resulted in an overall increase of 151 basis points on interest bearing liabilities.

As shown below, the composition of total interest income between 2023 and 2022 remained relatively stable.

	% of Total Interest Income
	2023	2022
Interest and fees on loans	86%	87%
Interest on investment securities	10%	12%
Other	5%	1%

The following table sets forth the average balances, net interest income and expense, and average yields and rates for our interest-earning assets and interest-bearing liabilities for 2023 and 2022:

Distribution of Assets, Liabilities and Shareholders’ Equity

Interest Rates and Interest Differential – Tax Equivalent Basis

	For the Years Ended December 31
	2023			2022
(in thousands)	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Assets
Loans	$1,340,118	$69,631	5.20%	$1,223,388	$54,513	4.46%
Investment Securities:
Taxable	335,888	7,173	2.14%	348,516	6,252	1.79%
Non taxable	18,471	1,279	6.92%	26,952	1,981	7.35%
Total	354,359	8,452	2.39%	375,468	8,233	2.19%
Federal funds sold	65,131	3,409	5.23%	44,207	555	1.26%
Interest-bearing deposits with other banks	2,585	93	3.60%	3,061	24	0.78%
Other interest earning assets	4,048	198	4.89%	1,027	37	3.60%
Total earning assets	1,766,241	81,783	4.63%	1,647,151	63,362	3.85%
Allowance for loan losses	(16,561)			(15,568)
Non-earning assets	199,474			170,128
Total Assets	$1,949,154			$1,801,711
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$362,070	$4,814	1.33%	$301,183	$855	0.28%
Interest-bearing money markets	333,274	8,672	2.60%	312,978	1,256	0.40%
Savings deposits	219,516	240	0.11%	250,624	154	0.06%
Time deposits - Retail	141,921	2,872	2.02%	138,865	961	0.69%
Time deposits - Brokered	49,209	2,600	5.28%	—	—	—%
Short-term borrowings	47,968	147	0.31%	63,182	112	0.18%
Long-term borrowings	94,271	4,941	5.24%	30,929	1,451	4.69%
Total interest-bearing liabilities	1,248,229	24,286	1.95%	1,097,761	4,789	0.44%
Non-interest-bearing deposits	512,496			533,096
Other liabilities	32,320			33,169
Shareholders’ Equity	156,109			137,685
Total Liabilities and Shareholders’ Equity	$1,949,154			$1,801,711
Net interest income and spread		$57,497	2.68%		$58,573	3.41%
Net interest margin			3.26%			3.56%

Notes:

(1)	The above table reflects the average rates earned or paid stated on an FTE basis assuming a tax rate of 21% for 2023 and 2022. Non-GAAP interest income on an FTE basis for the years ended December 31, 2023 and 2022 were $626 and $940, respectively.
(2)	The average balances of non-accrual loans for the years ended December 31, 2023 and 2022, which were reported in the average loan balances for these years, were $3,171 and $2,120, respectively.
(3)	Net interest margin is calculated as net interest income divided by average earning assets.
(4)	The average yields on investments are based on amortized cost.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense of our average interest-earning assets and average interest-bearing liabilities for 2023 and 2022. This table distinguishes between the changes related to average outstanding balances (changes in volume created by holding the interest rate constant) and the changes related to average interest rates (changes in interest income or expense attributed to average rates created by holding the outstanding balance constant).

Interest Variance Analysis (1)

	2023 Compared to 2022
(in thousands and tax equivalent basis)	Volume	Rate	Net
Interest Income:
Loans	$5,206	$9,912	$15,118
Taxable Investments	(226)	1,147	921
Non-taxable Investments	(623)	(79)	(702)
Federal funds sold	263	2,591	2,854
Interest-bearing deposits	(4)	73	69
Other interest earning assets	109	52	161
Total interest income	4,725	13,696	18,421
Interest Expense:
Interest-bearing demand deposits	170	3,789	3,959
Interest-bearing money markets	81	7,335	7,416
Savings deposits	(19)	105	86
Time deposits - Retail	21	1,890	1,911
Time deposits - Brokered	2,600	—	2,600
Short-term borrowings	(27)	62	35
Long-term borrowings	2,971	519	3,490
Total interest expense	5,797	13,700	19,497
Net interest income	$(1,072)	$(4)	$(1,076)

Note:

(1)	The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Credit Losses

The provision for credit losses was $1.6 million for the year ended December 31, 2023 and a credit of $0.6 million for the year ended December 31, 2022.  Net charge-offs of $0.9 million were recorded for the year ended December 31, 2023, compared to net charge-offs of $0.7 million for 2022. The ratio of the ACL to loans outstanding was 1.24% at December 31, 2023 compared to an ALL 1.14% at December 31, 2022.  The ACL reflects a level commensurate with the risk inherent in our loan portfolio.

For periods prior to the adoption of the CECL standard, we recognized credit losses on loans that were collectively evaluated for impairment based on an incurred loss approach, which limited our measurement of credit losses to credit events that were estimated to have already occurred.  Effective January 1, 2023, we adopted CECL, which replaced the incurred loss impairment model with an expected loss model.   Our CECL methodology introduced a modified discounted cash flow methodology based on expected cash flow changes in the future.

Other Operating Income

The following table shows the major components of other operating income for the past two years, exclusive of net gains, and the percentage changes during these years:

(in thousands)	2023	2022	% Change
Service charges on deposit accounts	$2,198	$1,981	10.95%
Other service charges	929	925	0.43%
Trust department income	8,282	8,244	0.46%
Debit card income	4,101	3,958	3.61%
Bank owned life insurance	1,261	1,196	5.43%
Brokerage commissions	1,160	1,049	10.58%
Other income	400	525	(23.81)%
Total other operating income	$18,331	$17,878	2.53%

Other operating income, exclusive of gains, increased $0.5 million during the year ended December 31, 2023 when compared to the same period of 2022.  The increase was primarily a result of a increase of $0.2 million in service charges on deposit accounts, an increase of $0.1 million in wealth management income, and a $0.1 million increase in debit card income.

Net losses of $3.9 million were reported for the year ended December 31, 2023 compared to net gains of $0.2 million for the same period in 2022.   The Corporation recognized a $4.2 millon loss in the sale of AFS investment securities as part of the balance sheet restructuring in the fourth quarter of 2023.  This loss was partially offset by an increase of $0.3 million in gains on sale of residential mortgages.

The following table shows the components of net losses for the year ended December 31, 2023 and net gains for the year ended December 31, 2022.

(in thousands)	2023	2022
Net gains/(losses):
Available-for-sale securities:
Realized gains from sales and calls	$—	$3
Realized losses from sales and calls	(4,214)	—
Held-to-Maturity:
Realized gains on calls	—	91
Gains on sale of loans held for sale	381	45
(Loss)/Gain on disposal of fixed assets	(29)	33
Net (losses)/gains	$(3,862)	$172

Other Operating Expense

The following table compares the major components of other operating expense for 2023 and 2022:

(in thousands)	2023	2022	% Change
Salaries and employee benefits	$27,503	$24,130	13.98%
FDIC premiums	992	636	55.97%
Equipment	4,356	4,163	4.64%
Occupancy	3,445	2,906	18.55%
Data processing	3,980	3,444	15.56%
Marketing	762	543	40.33%
Professional services	2,160	1,538	40.44%
Contract labor	643	618	4.05%
Line rentals	466	482	(3.32)%
Total OREO (income)/expenses, net	(89)	590	(115.08)%
Investor relations	345	300	15.00%
Contributions	229	288	(20.49)%
Other expenses	5,451	3,491	56.14%
Total other operating expense	$50,243	$43,129	16.49%

Other operating expenses increased $7.1 million for the year ended December 31, 2023 when compared to 2022.  Salaries and employee benefits increased by $3.4 due primarily to increased salary expense of $2.0 million related to new hires, the competitive environment for labor and merit increases effective April 1, 2023, increased health insurance costs of $1.0 million associated with unusually high claims and decreases of $0.4 in deferred loan costs. Occupancy and equipment expense increased by $0.7 million due to the expenses related to the announced branch closures that occurred on February 29, 2024, data processing expense increased by $0.5 million as a result of the implementation of a new sales management system, and FDIC assessments increased by $0.4 million.  Professional fees increased by $0.6 million related to increased audit expenses in correlation to the new CECL implementation and increased legal and professional expenses due to the receipt of an $0.8 million in proceeds credited to expense in 2022 related to previously expensed legal and professional fees. Other miscellaneous expenses increased by $2.0 million primarily driven by increased check fraud related expenses of $0.5 million, increased employee benefit costs of $1.1 million, increased escrow account fees due to the rising rate environment, miscellaneous loan fees and an increase of $0.2 million in fees associated with the ICS product.

Applicable Income Taxes

We recognized a tax expense of $4.4 million in 2023, compared to a tax expense of $8.1 million in 2022. See the discussion under “Income Taxes” in Note 13 to the Consolidated Financial Statements presented elsewhere in this annual report for a detailed analysis of our deferred tax assets and liabilities.  Our effective income tax rates as a percentage of income for the years ended December 31, 2023 and December 31, 2022 were 22.7% and 24.5%, respectively.  The decrease in the tax rate for the 2023 period was primarily related to a new low-income housing tax credit investment in 2022 that began generating tax credits during the fourth quarter of 2022.  This tax credit will continue through 2032.

At December 31, 2023, the Corporation had Maryland Net Operating Losses (“NOLs”) of $39.1 million for which a deferred tax asset of $2.6 million has been recorded. There was also a Maryland state interest expense carryforward of $3.5 million, for which a deferred tax asset of $0.2 million has been recorded.  There has been and continues to be a full valuation allowance on these NOLs and interest expense deferred tax assets, based on management’s belief that it is more likely than not that these NOLs will not be realized prior to the expiration of their carry-forward periods because the Corporation will not generate sufficient taxable income in the future to fully utilize the NOLs. The valuation allowance was $2.8 million and $2.9 million at December 31, 2023 and 2022, respectively.

We have concluded that no valuation allowance is deemed necessary for our remaining federal and state deferred tax assets at December 31, 2023, as it is more likely than not that they will be realized based on the expected reversal of deferred tax liabilities, the generation of future income sufficient to realize the deferred tax assets as they reverse, and the ability to implement tax planning strategies to prevent the expiration of any carry-forward periods.

GAAP and Non-GAAP measures

The following tables sets forth certain selected financial data for the years ended December 31, 2023 and 2022 under generally accepted accounting principles (“GAAP”) (as reported) and non-GAAP.  A non-GAAP financial measure is a numerical measure of historical or future financial performance, financial position or cash flows that excludes or includes amounts that are required to be disclosed in the most directly comparable measure calculated and presented in accordance with GAAP in the United States.  The Corporation’s management believes the presentation of non-GAAP financial measures provide investors with a greater understanding of the Corporation’s operating results in addition to the results measured in accordance with GAAP.  While management uses these non-GAAP measures in its analysis of the Corporation’s performance, this information should not be viewed as a substitute for financial results determined in accordance with GAAP or considered to be more important than financial results determined in accordance with GAAP.

The following non-GAAP financial measures exclude losses on the sale of AFS securities and accelerated depreciation and lease termination expenses related to announced branch closures that occurred on February 29, 2024.

	For the year ended
	December 31,
	2023	2022
Per Share Data
Basic net income per common share - as reported	$2.25	$3.77
Basic net income per common share - non-GAAP	2.81	3.77
Diluted net income per common share - as reported	$2.25	$3.76
Diluted net income per common share - non-GAAP	2.81	3.76

Significant Ratios:

Return on Average Assets (a) - as reported	0.77%	1.39%
Loss on sale of AFS securities, accelerated depreciation and lease termination expenses, net of income tax effect	0.19	—
Adjusted Return on Average Assets (a) (non-GAAP)	0.96%	1.39%

Return on Average Equity (a) - as reported	9.65%	18.19%
Loss on sale of AFS securities, accelerated depreciation and lease termination expenses, net of income tax effect	2.40	—
Adjusted Return on Average Equity (a) (non-GAAP)	12.05%	18.19%

	Year Ended
	2023	2022
(in thousands, except for per share amount)
Net income - as reported	$15,060	$25,048
Adjustments:
Loss on sale of securities	4,214	—
Accelerated depreciation and lease termination expenses	623	—
Income tax effect of adjustment	(1,097)	—
Adjusted net income (non-GAAP)	$18,800	$25,048

Basic earnings per share - as reported	$2.25	$3.77
Adjustments:
Loss on sale of securities	0.63	—
Accelerated depreciation and lease termination expenses	0.09	—
Income tax effect of adjustment	(0.16)	—
Adjusted basic earnings per share (non-GAAP)	$2.81	$3.77
Diluted earnings per share - as reported	$2.81	$3.76

CONSOLIDATED BALANCE SHEET REVIEW

Overview

Total assets at December 31, 2023 increased by $57.7 million, or 3.1%, when compared to December 31, 2022.  During the year, cash balances decreased by $24.6 million, investment securities decreased by $50.1 million and gross loans increased by $127.2 million.  In the first quarter of 2023, management made the strategic decision to obtain $61.1 million in brokered certificates of deposit and $80.0 million of FHLB borrowings to strengthen on-balance sheet liquidity in light of the disruption in the banking industry.  $30.0 million of the brokered deposits were repaid in September 2023 and during the third quarter, in anticipation of increasing rates, management pre-funded the $30.7 million of brokered deposits set to mature in the fourth quarter of 2023 at the same rate in order to maintain cash balances and control interest expense.   Investment in FHLB stock increased by $4.2 million during the year related to the borrowings obtained in the first quarter.  Other assets, including OREO, deferred taxes, premises and equipment, and accrued interest receivable, increased by $3.5 million.  Total liabilities increased by $47.6 million since December 31, 2022.  Total deposits decreased by $19.8 million during the year.  Interest-bearing demand deposits and money market accounts increased by $23.2 million and $20.5 million, respectively, due to a shift in the deposit portfolio mix from non-interest-bearing deposits to interest-bearing accounts including the ICS product to ensure full FDIC insurance coverage, where balances grew by approximately $104.0 million.  These increases were offset by decreases in non-interest-bearing deposits of $78.9 million and savings accounts of $59.5 million as we saw businesses and consumers utilizing cash due to the rising rate and inflationary environment.  Total certificates of deposit increased by $75.0 million primarily due to an increase of $30.0 million in brokered certificates of deposits and $45.0 million in retail certificates of deposit.  Short-term borrowings decreased by $19.1 million since December 31, 2022 primarily due to one municipal customer moving funds from an overnight investment product to a non-interest bearing deposit product in 2023 as well as regular fluctuations in municipal deposit balances.  Long-term borrowings increased by $80.0 million in 2023 when compared to December 31, 2022 due to the acquisition of $80.0 million in FHLB borrowings in the first quarter of 2023.

As indicated below, the total interest-earning asset mix remained relatively constant at December 31, 2023 as compared to December 31, 2022. The mix for each year is illustrated below.

	Year End Percentage of Total Assets
	2023	2022
Cash and cash equivalents	3%	4%
Net loans	73%	68%
Investments	16%	20%

The year-end total liability mix has remained relatively consistent during the two-year period as illustrated below.

	Year End Percentage of Total Liabilities
	2023	2022
Total deposits	89%	93%
Total borrowings	9%	6%

Loan Portfolio

The Bank is actively engaged in originating loans to customers primarily in Allegany County, Frederick County, Garrett County, and Washington County in Maryland, and in Berkeley County, Mineral County, Monongalia County, and Harrison County in West Virginia; and the surrounding regions of West Virginia and Pennsylvania. We have policies and procedures designed to mitigate credit risk and to maintain the quality of our loan portfolio. These policies include underwriting standards for new credits as well as continuous monitoring and reporting policies for asset quality and the adequacy of the ACL. These policies, coupled with ongoing training efforts, have provided effective checks and balances for the risk associated with the lending process. Lending authority is based on the type of the loan, and the experience of the lending officer.

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

Summary of Loan Portfolio

The following table presents the composition of our loan portfolio as of December 31 for the past two years:

(In millions)	2023	2022
Commercial real estate	$493.7	$458.8
Acquisition and development	77.1	70.6
Commercial and industrial	274.6	245.4
Residential mortgage	499.9	444.4
Consumer	61.4	60.3
Total Loans	$1,406.7	$1,279.5

Outstanding loans of $1.4 billion at December 31, 2023 reflected growth of $127.2 million in 2023.  Since December 31, 2022, commercial real estate loans increased by $34.9 million, acquisition and development loans increased by $6.5 million and commercial and industrial loans increased by $29.2 million.  Growth in the commercial portfolios was driven by increased activity with existing clients as well as cultivating new business relationships.  Residential mortgage loans increased $55.5 million related to management’s strategic decision to book new mortgage loans at higher rates to our in-house portfolio during the first half of 2023. The consumer loan portfolio increased slightly by $1.2 million.

New commercial loan production for the year  ended December 31, 2023 was approximately $197.0 million.  The pipeline of commercial loans as of December 31, 2023 was approximately $22.0 million.  At December 31, 2023, unfunded, committed commercial construction loans totaled approximately $29.6 million. Commercial amortization and payoffs were approximately $434.4 million through December 31, 2023 due primarily to pay-offs of short-term commercial loans as well as normal amortizations of the commercial loan portfolio.

New residential mortgage loan production for year ended December 31, 2023 was approximately $96.6 million, with most of this production comprised of in-house loans.  The pipeline of in-house, portfolio loans as of December 31, 2023 was $7.0 million.  The residential mortgage production level declined in the fourth quarter of 2023 due to the increasing interest rates and seasonality of this line of business.  Unfunded commitments related to residential construction loans totaled $17.6 million on December 31, 2023.  Beginning in the second quarter of 2023, management began shifting more activity towards the secondary market.

The following table presents loans in our commercial real estate portfolio by industry type.

(in thousands)	Non-owner-occupied	Owner-occupied	Multi-family	Total
Accommodations and food services	$76,473	4,943	-	$81,416
Administration and support, waste management, and remediation services	-	1,464	-	1,464
Agriculture, forestry, fishing and hunting	-	2,246	-	2,246
Arts, entertainment and recreation	77	3,065	-	3,142
Construction	3,452	6,307	-	9,759
Educational services	-	956	-	956
Finance and insurance	-	403	-	403
Health care and social assistance	4,832	12,124	-	16,956
Management of companies and enterprises	-	2,828	-	2,828
Manufacturing	-	6,978	-	6,978
Other services (except public services)	2,291	18,705	319	21,315
Professional, scientific and technical services	-	2,627	-	2,627
Public administration	1,530	1,086	-	2,616
Commercial rental properties	185,064	74,078	-	259,142
Residential rental properties	512	346	27,167	28,025
Student rental properties	-	-	4,861	4,861
Mixed use rental properties	151	191	17,908	18,250
Storage units	17,332	-	-	17,332
Real estate rental and leasing- other	4,709	3,702	422	8,833
Retail trade	12	3,051	-	3,063
Transportation and warehousing	-	518	-	518
Wholesale trade	135	838	-	973
Total	$296,570	$146,456	$50,677	$493,703

Our loan portfolio does not consist of any loans secured by office buildings located in major metropolitan areas or that are over four stories or any retail properties rented to major big box retail tenants.

The following table sets forth the maturities, based upon contractual dates, for selected loan categories as of December 31, 2023:

Maturities of Loan Portfolio at December 31, 2023

	Fixed Rate Loans
(in thousands)	Maturing Within One Year	Maturing After One Year But Within Five Years	Maturing After Five Years Within Fifteen Years	Maturing After Fifteen Years	Total
Commercial real estate	$58,198	$277,383	$41,339	$—	$376,920
Acquisition and development	33,705	15,911	412	776	50,804
Commercial and industrial	15,063	107,990	34,006	—	157,059
Residential mortgage	7,188	34,186	44,670	92,360	178,404
Consumer	3,021	35,934	19,500	40	58,495
Total Loans	$117,175	$471,404	$139,927	$93,176	$821,682

	Variable Rate Loans
(in thousands)	Maturing Within One Year	Maturing After One Year But Within Five Years	Maturing After Five Years Within Fifteen Years	Maturing After Fifteen Years	Total
Commercial real estate	$11,260	$21,415	$76,089	$8,019	$116,783
Acquisition and development	3,549	9,366	13,329	12	26,256
Commercial and industrial	63,046	38,720	15,779	—	117,545
Residential mortgage	3,129	1,233	54,882	262,223	321,467
Consumer	2,868	4	62	—	2,934
Total Loans	$83,852	$70,738	$160,141	$270,254	$584,985

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

The following sets forth the amounts of non-accrual, past-due and modified loans for the past two years:

Risk Elements of Loan Portfolio

	At December 31,
(in thousands)	2023	2022
Non-accrual loans:
Commercial real estate	$826	$145
Acquisition and development	113	146
Residential mortgage	2,988	3,204
Consumer	29	—
Total non-accrual loans	$3,956	$3,495
Accruing Loans Past Due 90 days or more:
Residential mortgage	$459	$282
Consumer	84	25
Total accruing loans past due 90 days or more	$543	$307
Total non-accrual and past due 90 days or more	$4,499	$3,802
Modified Loans:
Performing	$—	$2,751
Non-accrual (included above)	—	277
Total modified loans	$—	$3,028
Other Real Estate Owned	$4,493	$4,733
Total Non-performing assets	$8,992	$8,535
Individually evaluated loans without a valuation allowance	$2,963	$6,153
Individually evaluated loans with a valuation allowance	—	345
Total individually evaluated loans	$2,963	$6,498

Non-accrual loans to total loans (as %)	0.28%	0.27%
Non-performing loans to total loans (as %)	0.32%	0.30%
Non-performing assets to total assets (as %)	0.47%	0.46%
Allowance for credit losses to non-accrual loans (as %)	441.86%	418.77%
Allowance for credit losses to non-performing assets (as %)	194.40%	171.48%

The following table sets forth the percent applicable by portfolio for non-accrual loans for the past two years:

Non-Accrual Loans as a % of Applicable Portfolio

	2023	2022
Commercial real estate	0.2%	0.0%
Acquisition and development	0.1%	0.2%
Commercial and industrial	0.0%	0.0%
Residential mortgage	0.6%	0.7%
Consumer	0.0%	0.0%

We would have recognized $0.4 million in interest income for the year ended December 31, 2023 had our non-accrual loans been current and performing in accordance with their terms. During 2023, we recognized, on a cash basis, $0.3 million of interest income on non-accrual loans that paid off.

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

A loan that is considered a non-accrual or modified loan may be subject to the individually evaluated loan analysis if the commitment is $0.1 million or greater; otherwise, the modified loan remains in the appropriate segment in the ACL model and associated reserves are adjusted based on changes in the discounted cash flows resulting from the modification of the modified loan.  For a discussion with respect to reserve calculations regarding individually evaluated loans, refer to the “Nonrecurring Loans” section in Note 19, Fair Value Measurements.  There were no loan modifications made to borrowers facing financial difficulties in the year ending December 31, 2023.

Allowance for Credit Losses

Effective January 1, 2023, we adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments- Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments, universally referred to as CECL.   In connection with our adoption of ASU 2016-13, we made changes to our loan portfolio segments to align with the methodology of CECL.  Refer to Note 5, Loans and Related Allowance for Credit Losses, for further discussion of these portfolio segments.  The adoption of ASU 2016-13 resulted in a Day 1 adjustment of $2.9 million to our ACL, including an increase of $2.0 million to the ACL for loans and $0.9 million to the ACL for unfunded commitments.  The Corporation recorded a net decrease to retained earnings of $2.2 million as of January 1, 2023 for the cumulative effect of adopting ASU 2016-13.

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

The ACL was $17.5 million at December 31, 2023 compared to an allowance for loan loss (“ALL”) of $14.6 million at December 31, 2022. The provision for credit losses was $1.6 million for the year ended December 31, 2023, compared to a credit to provision of $0.6 million for the year ended December 31, 2022.  The provision expense recorded in 2023 was primarily related to strong loan growth and increases in qualitative risk factors related to the uncertainty of the economy, inflation levels, and rising interest rates, which was partially offset by the reduction of historical loss factors related to the strength of our overall portfolio.  Net charge-offs of $0.9 million were recorded for the year ended December 31, 2023 and $0.7 million for the year ended December 31, 2022.  The ratio of the ACL to loans outstanding was 1.24% at December 30, 2023 and 1.14% at December 31, 2022.

The ratio of net charge-offs to average loans for the year ended December 31, 2023 was an annualized 0.07%, compared to of 0.06% for the year ended December 31, 2022. The increase in net charge-offs was primarily related to increased charge-offs in our commercial loan portfolio.  Our special assets team continues to effectively collect on charged-off loans, resulting in ongoing overall low charge-off ratios.

Accruing loans past due 30 days or more increased to 0.24%, compared to 0.16% at December 31, 2022. Non-accrual loans totaled $4.0 million at December 31, 2023 compared to $3.5 million at December 31, 2022. The increase in non-accrual balances at December 31, 2023 was primarily related to two commercial real estate loans with a combined  balance of $0.8 million added to non-accrual in 2023.  This was partially offset by reductions in principal balance of existing non-accrual loans.

The ACL at December 31, 2023 is adequate to provide for probable losses inherent in our loan portfolio. Amounts that will be recorded for the provision for loan losses in future periods will depend upon trends in the loan balances, including the composition of the loan portfolio, changes in loan quality and loss experience trends, potential recoveries on previously charged-off loans and changes in other qualitative factors. Management also applies interest rate risk, collateral value and debt service sensitivity analyses to the CRE loan portfolio and obtains new appraisals on specific loans under defined parameters to assist in the determination of the periodic provision for credit losses.

The following table presents a summary of the activity in the ACL and ALL by major loan category for the past two years.

Analysis of Activity in the Allowance for Credit/Loan Losses

	For the Years Ended December 31,
(in thousands)	2023	2022
Balance, January 1	$14,636	$15,955
Impact of CECL Adoption	2,066	—
Charge-offs:
Commercial real estate	(87)	—
Acquisition and development	—	(20)
Commercial and industrial	(423)	(134)
Residential mortgage	(55)	(46)
Consumer	(874)	(921)
Total charge-offs	(1,439)	(1,121)
Recoveries:
Commercial real estate	7	1
Acquisition and development	11	22
Commercial and industrial	186	93
Residential mortgage	73	184
Consumer	240	145
Total recoveries	517	445
Net credit losses	(922)	(676)
Provision/credit for credit/loan losses	1,700	(643)
Balance at end of period	$17,480	$14,636

Allowance for credit/loan losses to total loans (as %)	1.24%	1.14%

Net (Charge-offs)/Recoveries as a % of Average Applicable Portfolio

	2023	2022
Commercial real estate	0.0%	0.0%
Acquisition and development	0.0%	0.0%
Commercial and industrial	(0.1%)	(0.0%)
Residential mortgage	0.0%	0.0%
Consumer	(1.0%)	(1.3%)

The following presents management’s allocation of the ACL by major loan category in comparison to that loan category’s percentage of total loans. Changes in the allocation over time reflect changes in the composition of the loan portfolio risk profile and refinements to the methodology of determining the ACL. Specific allocations in any particular category may be reallocated in the future as needed to reflect current conditions. Accordingly, the entire ACL is considered available to absorb losses in any category.

Allocation of the Allowance for Credit/Loan Losses

	For the Years Ended December 31,
(in thousands)	2023	% of Total Loans	2022	% of Total Loans
Commercial real estate	$5,120	29%	$6,345	43%
Acquisition and development	940	5%	979	7%
Commercial and industrial	3,717	21%	2,845	19%
Residential mortgage	6,774	39%	3,160	22%
Consumer	929	6%	877	6%
Unallocated	—	0%	430	3%
Total	$17,480	100%	$14,636	100%

Investment Securities

The following table sets forth the composition of our investment securities portfolio by major category as of the indicated dates:

	At December 31,
	2023			2022
(in thousands)	Amortized Cost	Fair Value (FV)	FV As % of Total	Amortized Cost	Fair Value (FV)	FV As % of Total
Securities Available-for-Sale:
U.S. government agencies	$7,000	$6,034	6%	$11,044	$9,462	8%
Residential mortgage-backed agencies	24,781	20,563	21%	45,052	37,401	30%
Commercial mortgage-backed agencies	36,258	28,417	29%	37,393	30,732	23%
Collateralized mortgage obligations	19,725	16,356	17%	25,828	21,044	17%
Obligations of states and political subdivisions	10,486	10,312	11%	10,848	10,492	8%
Corporate bonds	1,000	778	1%	1,000	887	1%
Collateralized debt obligations	18,671	14,709	15%	18,664	15,871	13%
Total available for sale	$117,921	$97,169	100%	$149,829	$125,889	100%
Securities Held to Maturity:
U.S. treasuries	$37,462	$37,219	20%	$37,204	$35,611	18%
U.S. government agencies	68,014	57,029	31%	67,734	54,473	27%
Residential mortgage-backed agencies	29,588	26,717	14%	28,624	25,122	12%
Commercial mortgage-backed agencies	21,413	16,052	9%	22,389	17,821	9%
Collateralized mortgage obligations	53,261	43,288	24%	57,085	47,084	23%
Obligations of states and political subdivisions	4,604	4,110	2%	22,623	22,969	11%
Total held to maturity	$214,342	$184,415	100%	$235,659	$203,080	100%

Total AFS and HTM securities totaled $311.5 million at December 31, 2023, representing a $50.1 million decrease compared to December 31, 2022.   In the third quarter of 2023, management elected to redeem $17.8 million from a non-rated municipal TIF bond at par. During December of 2023, management made a strategic decision to restructure the balance sheet by selling AFS investment securities totaling $20.4 million with a book value of $24.6 million, resulting in an after-tax loss of $3.2 million.  The securities had a weighted average book yield of approximately 1.3% and a weighted average life of approximately 6.65 years.  Additional decreases in the investment portfolio were primarily related to normal principal amortization.   Proceeds from sales and principal amortization during 2023 were used primarily to enhance on-balance sheet liquidity and to fund loan growth throughout the year.

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

As discussed in Note 19 to the Consolidated Financial Statements presented elsewhere in this report, we measure fair market values based on the fair value hierarchy established in ASC Topic 820, Fair Value Measurements and Disclosures. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Level 3 prices or valuation techniques require inputs that are both significant to the valuation assumptions and are not readily observable in the market (i.e. supported with little or no market activity). These Level 3 instruments are valued based on both observable and unobservable inputs derived from the best available data, some of which is internally developed, and considers risk premiums that a market participant would require.

Approximately $82.5 million of the available-for-sale portfolio was valued using Level 2 pricing and had net unrealized losses of $16.8 million at December 31, 2023. The remaining $14.7 million of the securities available-for-sale represents the entire collateralized debt obligation (“CDO”) portfolio, which was valued using significant unobservable inputs, or Level 3 pricing. The $4.0 million in net unrealized losses associated with the CDO portfolio relates to nine pooled trust preferred securities that comprise the CDO portfolio.

The following table sets forth the contractual or estimated maturities of the components of our investment securities portfolio as of December 31, 2023 and the weighted average yields on a tax-equivalent basis.

Investment Security Maturities, Yields, and Fair Values at December 31, 2023

(in thousands)	Within 1 Year	1 Year To 5 Years	5 Years To 10 Years	Over 10 Years	Total Fair Value
Securities Available-for-Sale:
U.S. government agencies	$—	$4,703	$—	$1,331	$6,034
Residential mortgage-backed agencies	—	—	13,404	7,159	20,563
Commercial mortgage-backed agencies	—	18,767	9,650	—	28,417
Collateralized mortgage obligations	—	1,107	7,536	7,713	16,356
Obligations of states and political subdivisions	2,640	250	1,389	6,033	10,312
Corporate bonds	—	—	778	—	778
Collateralized debt obligations	—	—	—	14,709	14,709
Total available for sale	$2,640	$24,827	$32,757	$36,945	$97,169
Percentage of total	2.72%	25.55%	33.71%	38.02%	100.00%
Weighted average yield	2.80%	2.18%	2.07%	7.70%	4.26%
Held to Maturity:
US treasuries	$37,219	$—	$—	$—	$37,219
U.S. government agencies	—	11,706	32,590	12,733	57,029
Residential mortgage-backed agencies	201	4,942	5,712	15,862	26,717
Commercial mortgage-backed agencies	—	7,069	8,983	—	16,052
Collateralized mortgage obligations	—	2,221	—	41,067	43,288
Obligations of states and political subdivisions	—	—	1,905	2,205	4,110
Total held to maturity	$37,420	$25,938	$49,190	$71,867	$184,415
Percentage of total	20.29%	14.07%	26.67%	38.97%	100.00%
Weighted average yield	0.08%	1.67%	3.05%	2.62%	2.08%

The weighted average yield was calculated using historical cost balances and does not give effect to changes in fair value.

Deposits

The following table sets forth the deposit balances by major category for 2023 and 2022:

Deposit Balances

	2023		2022
(in thousands)	Actual Balance	Percent	Actual Balance	Percent
Non-interest-bearing demand deposits	$427,670	28%	$506,613	32%
Interest-bearing deposits:
Demand	350,860	22%	327,685	21%
Money market	385,649	25%	365,192	23%
Savings deposits	191,265	12%	250,720	16%
Time deposits - retail	165,533	11%	120,523	8%
Time deposits - brokered	30,000	2%	—	0%
Total Deposits	$1,550,977	100%	$1,570,733	100%

Total deposits at December 31, 2023 decreased by $19.8 million when compared to December 31, 2022.  In March 2023, the Corporation obtained $61.1 million in new brokered deposits.  In August 2023, the Corporation obtained $30.0 million of brokered deposits to pre-fund the maturity of a $30.4 million brokered certificate of deposit that matured in September 2023.  In December 2023, $30.6 million in brokered deposits matured and were repaid.  In addition, retail certificates of deposit increased by $45.0 million due primarily to a promotional nine-month certificate of deposit product offered in 2023.  Interest-bearing demand deposits increased by $23.2 million and money market accounts increased by $20.5 million due to a shift in the deposit portfolio mix from non-interest-bearing accounts to interest-bearing accounts including the ICS product to ensure full FDIC insurance.  These increases were offset by decreases in non-interest-bearing deposits of $78.9 million and savings accounts of $59.5 million due to the shift to interest-bearing demand deposit accounts, two relationships having large, planned deposit withdrawals totaling $39.5 million during 2023 to fund business activity, the effects of consumer and commercial spending and the competitive market for deposits.

The following table summarizes the percentage of deposits that are insured by deposit insurance or otherwise fully collateralized by securities compared to uninsured deposits as of December 31, 2023 and December 31, 2022.

	December 31, 2023		December 31, 2022
(in thousands)	Balance	Percent	Balance	Percent
Insured deposits	$1,212,934	78%	$1,076,113	69%
Uninsured but collateralized deposits	116,723	8%	153,067	10%
Uninsured and uncollateralized deposits	221,320	14%	341,553	21%
	$1,550,977	100%	$1,570,733	100%

The following table summarizes the percentage of deposit balances from retail customers compared to business customers as of December 31, 2023 and December 31, 2022.

	December 31, 2023		December 31, 2022
(in thousands)	Balance	Percent	Balance	Percent
Retail deposits	$820,954	53%	$855,014	54%
Business deposits	730,023	47%	715,719	46%
	$1,550,977	100%	$1,570,733	100%

Borrowed Funds

The following shows the composition of our borrowings at December 31:

(in thousands)	2023	2022
Securities sold under agreements to repurchase	$45,418	$64,565
Total short-term borrowings	$45,418	$64,565

Long-term FHLB advances	$80,000	$—
Junior subordinated debentures	$30,929	$30,929
Total long-term borrowings	$110,929	$30,929

Total borrowings	$156,347	$95,494

Average balance (from Table 1)	$142,239	$94,111

The following is a summary of short-term borrowings at December 31 with original maturities of less than one year:

(in thousands)	2023	2022
Securities sold under agreements to repurchase:
Outstanding at end of year	$45,418	$64,565
Weighted average interest rate at year end	0.27%	0.12%
Maximum amount outstanding as of any month end	$59,777	$75,912
Average amount outstanding	50,498	63,182
Approximate weighted average rate during the year	0.24%	0.12%

Short-term borrowings decreased by $19.1 million when compared to December 31, 2022.  The decrease from December 31, 2022 was primarily related to one large municipal customer moving approximately $12.0 million in funds from an overnight investment sweep prodduct to a non-interest-bearing deposit product as well as regular fluctuations in other municipal customer balances.  Long-term boorowings increased by $80.0 million in 2023 due to the acquisition of $80.0 million in FHLB borrowings in the first quarter of 2023.

Management will continue to closely monitor interest rates within the context of its overall asset-liability management process. See the discussion under the heading “Interest Rate Sensitivity” in this Item 7 for further information on this topic.

At December 31, 2023, we had additional borrowing capacity with the FHLB totaling $145.4 million, an additional $140.0 million of unused lines of credit with various financial institutions, and $12.2 million of an unused secured line of credit with the Federal Reserve Discount Window.  Additionally, we had $69.5 million available through the Federal Reserve’s BTFP.  See Note 10 to the Consolidated Financial Statements presented elsewhere in this annual report for further details about our borrowings and additional borrowing capacity, which is incorporated herein by reference.

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

Loan commitments and letters of credit totaled $232.3 million and $11.0 million, respectively, at December 31, 2023. Management does not believe that any of the foregoing arrangements have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. We are not a party to any other off-balance sheet arrangements. See Note 18 to the Consolidated Financial Statements presented elsewhere in this annual report for additional information on these arrangements.

Capital Resources

We require capital to fund loans, satisfy our obligations under the Bank’s letters of credit, meet the deposit withdraw demands of the Bank’s customers, and satisfy our other monetary obligations. To the extent that deposits are not adequate to fund our capital requirements, we can rely on the funding sources identified below under the heading “Liquidity Management”.  At December 31, 2023, the Bank had $140.0 million available through unsecured lines of credit with correspondent banks, $12.2 million available through a secured line of credit with the Federal Reserve Discount Window and approximately $145.4 million available through the FHLB.  Additionally, we had $69.5 million available through the Federal Reserve’s BTFP.  Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our ability to meet our future capital requirements.

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

At December 31, 2023, the Corporation’s total risk-based capital ratio was 15.64% and the Bank’s total risk-based capital ratio was 14.05%, both of which were well above the regulatory minimum of 8%. The total risk-based capital ratios of the Corporation and the Bank at December 31, 2022 were 16.12% and 14.37%, respectively.

At December 31, 2023, the most recent notification from the regulators categorizes the Corporation and the Bank as “well capitalized” under the regulatory framework for prompt corrective action. See Note 3 to the Consolidated Financial Statements presented elsewhere in this annual report for additional information regarding regulatory capital ratios.

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

It is our policy to manage our affairs so that liquidity needs are fully satisfied through normal Bank operations. That is, the Bank will manage its liquidity to minimize the need to make unplanned sales of assets or to borrow funds under emergency conditions. The Bank will use funding sources where the interest cost is relatively insensitive to market changes in the short run (periods of one year or less) to satisfy operating cash needs. The remaining normal funding will come from interest-sensitive liabilities, either deposits or borrowed funds. When the marginal cost of needed wholesale funding is lower than the cost of raising this funding in the retail markets, the Corporation may supplement retail funding with external funding sources such as:

●	Unsecured Fed Funds lines of credit with upstream correspondent banks (M&T Bank, Atlantic Community Bankers Bank, Community Bankers Bank, PNC Financial Services, Pacific Coast Banker’s Bank and Zions Bancorp).
●	Secured advances with the FHLB of Atlanta, which are collateralized by eligible one to four family residential mortgage loans, home equity lines of credit, commercial real estate loans. Cash and various securities may also be pledged as collateral.
●	Secured line of credit with the Federal Reserve Discount Window for use in borrowing funds up to 90 days, using municipal and corporate securities as collateral.
●	Brokered deposits, including CDs and money market funds, provide a method to generate deposits quickly. These deposits are strictly rate driven but often provide the most cost effective means of funding growth.
●	One Way Buy CDARS/ICS funding – a form of brokered deposits that has become a viable supplement to brokered deposits obtained directly.
●	Secured line of credit with the FRB BTFP for use in borrowing funds up to 365 days using US government agency bonds as collateral.

The following table presents sources of liquidity available to the Corporation as of December 31, 2023.

(in thousands)	Total Availability	Amount Used	Net Availability
Internal Sources
Excess cash	$28,513	$-	$28,513
Unpledged securities	62,036	-	62,036
External Sources
Federal Reserve (discount window)	12,223	-	12,223
Correspondent unsecured lines of credit	140,000	-	140,000
FHLB	227,938	82,500	145,438
Bank Term Funding Program*	69,476	-	69,476
	$540,186	$82,500	$457,686

*Bank Term Funding Program has been established and eligible securities with a total par balance of $69.5 million have been pledged to the program as of December 31, 2023. In January 2024, the Company borrowed $40.0 million from the Bank Term Funding Program to enhance on-balance sheet liquidity.

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

At December 31, 2023, we were asset sensitive.

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

We evaluate the effect of a change in interest rates of -400 basis points to +400 basis points on both NII and Net Portfolio Value (“NPV”) / Economic Value of Equity (“EVE”). We concentrate on NII rather than net income as long as NII remains the significant contributor to net income.

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

Based on the simulation analysis performed at December 31, 2023 and 2022, management estimated the following changes in net interest income, assuming the indicated rate changes:

(in thousands)	2023	2022
+400 basis points	$4,464		$1,112
+300 basis points	$3,353		$225
+200 basis points	$2,255		$173
+100 basis points	$1,155		$121
-100 basis points	$(1,280)		$(776)
-200 basis points	$(3,102)		$(3,165)
-300 basis points	$(5,249)		$(7,382)
-400 basis points	$(8,086)	$	N/A

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of First United Corporation

Oakland, Maryland

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of First United Corporation (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for credit losses effective January 1, 2023 due to the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codification No. 326, Financial Instruments - Credit Losses (ASC 326). The Company adopted the new credit loss standard using the modified retrospective method such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles. The adoption of the new credit loss standard and its subsequent application is also related to the critical audit matter communicated below.

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

Allowance for Credit Losses on Loans – Reasonable and Supportable Forecasts and Assumptions

In accordance with Accounting Standards Update (the “ASU”) 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the Company adopted Accounting Standards Codification (“ASC”) 326 as of January 1, 2023 as described in Notes 1 and 5 of the consolidated financial statements using the modified retrospective method. See also explanatory paragraph above.  The ASU requires the Company's loan portfolio, measured at amortized cost, to be presented at the net amount expected to be collected. Estimates of expected credit losses for loans are based on evaluation of the size of the portfolio, current risk characteristics, past events, current conditions, reasonable and supportable forecasts of future economic conditions and prepayment experience.  The Company disclosed the impact of adoption of this standard on January 1, 2023 with an increase of $2.0 million to the allowance for credit losses on loans. The Company recorded a $2.2 million decrease to retained earnings for the cumulative effect adjustment upon adoption. Provision expense for the year ending December 31, 2023 was $1.6 million and the allowance for credit losses as of December 31, 2023 was $17.5 million.

The Company’s methodology for estimating the allowance for credit losses on loans includes quantitative and qualitative components of the calculation. The quantitative analysis includes using a discounted cash flow (DCF) model for determining the allowance for credit losses. Management leverages economic projections from a third party source for its forecasts over the forecast period.  Economic forecast models include but are not limited to unemployment, the Consumer Price Index, the Housing Affordability Index, and Gross State Product (“loss drivers”). These forecasts are assumed to revert to the long-term average and are utilized in the model to estimate the probability of default and the loss given default, which vary over time. Forecast and reversion periods as well as the selection and application of economic forecast models are considered assumptions applied by management. Based on management’s review and analysis of internal, external, and model risks, management may adjust the quantitative model output with qualitative adjustments. Management developed a qualitative framework in which maximum loss rates are established considering economic forecasts that serve as the basis for determining the reasonableness of the quantitative model’s output and necessary adjustments.

We determined that auditing the forecasts and assumptions, including the development of quantitative forecast models using the loss drivers, was a critical audit matter as it involved significant judgment by management, which led especially a high degree of auditor judgment and subjectivity and increased audit effort, including the involvement of specialists to obtain audit evidence related to the forecasts.

The primary procedures performed to address this critical audit matter included the following:

●	Tested the effectiveness of the Company’s controls that addressed the following:
o	Development of the forecast models that are used to determine the quantitative component and used in determining the basis for qualitative adjustments.
o	Relevance and reliability of reasonable and supportable forecast data and the reasonableness of significant model assumptions input into the model.
●	Use of specialists to test development of the forecast models that are used to determine the quantitative component and used in determining the basis for qualitative adjustments.
●	Evaluated the reasonableness of reasonable and supportable economic forecasts and the significant model assumptions, including the relevance and reliability of data used in the model.

/s/  Crowe LLP

We have served as the Company's auditor since 2021.

Washington, D.C.

March 15, 2024

First United Corporation and Subsidiaries

Consolidated Statements of Financial Condition

(In thousands, except per share amounts)

	December 31,
	2023	2022
Assets
Cash and due from banks	$48,343	$72,720
Interest bearing deposits in banks	1,410	1,595
Cash and cash equivalents	49,753	74,315
Investment securities – available-for-sale (at fair value)	97,169	125,889
Investment securities – held to maturity, net of allowance for credit losses of $45 and $0, respectively (fair value of $184,415 at December 31, 2023 and $203,080 at December 31, 2022)	214,297	235,659
Restricted investment in bank stock, at cost	5,250	1,027
Loans held for sale (at lower of cost or fair value)	443	—
Loans	1,406,667	1,279,494
Unearned fees	(340)	(174)
Allowance for credit losses	(17,480)	(14,636)
Net loans	1,388,847	1,264,684
Premises and equipment, net	31,459	34,948
Goodwill and other intangibles	12,103	12,433
Bank owned life insurance	47,607	46,346
Deferred tax assets	11,133	10,605
Other real estate owned	4,493	4,733
Right of use assets	1,367	1,898
Pension Asset	11,208	8,001
Accrued interest receivable	7,487	6,051
Other assets	23,244	21,580
Total Assets	$1,905,860	$1,848,169
Liabilities and Shareholders’ Equity
Liabilities:
Non-interest bearing deposits	$427,670	$506,613
Interest bearing deposits	1,123,307	1,064,120
Total deposits	1,550,977	1,570,733
Short-term borrowings	45,418	64,565
Long-term borrowings	110,929	30,929
Operating lease liability	1,556	2,373
SERP deferred compensation	9,777	7,194
Allowance for credit losses on unfunded commitments	873	133
Accrued interest payable	612	151
Other liabilities	22,515	19,099
Dividends payable	1,330	1,199
Total Liabilities	1,743,987	1,696,376
Shareholders’ Equity:
Common Stock – par value $0.01 per share; Authorized 25,000,000 shares; issued and outstanding 6,639,888 shares at December 31, 2023 and 6,666,428 shares at December 31, 2022	66	67
Surplus	23,734	24,409
Retained earnings	173,900	166,343
Accumulated other comprehensive loss	(35,827)	(39,026)
Total Shareholders’ Equity	161,873	151,793
Total Liabilities and Shareholders’ Equity	$1,905,860	$1,848,169

See notes to consolidated financial statement

First United Corporation and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share data)

	Year Ended
	December 31,
	2023	2022
Interest income
Interest and fees on loans	$69,569	$54,448
Interest on investment securities
Taxable	7,173	6,252
Exempt from federal income tax	714	1,106
Total investment income	7,887	7,358
Other	3,700	616
Total interest income	81,156	62,422
Interest expense
Interest on deposits	19,198	3,226
Interest on short-term borrowings	147	112
Interest on long-term borrowings	4,941	1,451
Total interest expense	24,286	4,789
Net interest income	56,870	57,633
Credit loss expense
Credit loss expense/(credit)- loans	1,700	(643)
Credit loss expense- debt securities held to maturity	45	—
Credit loss (credit)/expense- unfunded commitments	(125)	16
Total credit loss expense/(credit)	1,620	(627)
Net interest income after provision for credit losses	55,250	58,260
Other operating income
Net (losses)/gains on investments, available for sale	(4,214)	3
Net gains on investment, held to maturity	—	91
Net gains on sales of residential mortgage loans	381	45
Net (losses)/gains on disposal of fixed assets	(29)	33
Net (losses)/gains	(3,862)	172
Service charges on deposit accounts	2,198	1,981
Other service charges	929	925
Trust department	8,282	8,244
Debit card income	4,101	3,958
Bank owned life insurance	1,261	1,196
Brokerage commissions	1,160	1,049
Other	400	525
Total other income	18,331	17,878
Total other operating income	14,469	18,050
Other operating expenses
Salaries and employee benefits	27,503	24,130
FDIC premiums	992	636
Equipment	4,356	4,163
Occupancy	3,445	2,906
Data processing	3,980	3,444
Marketing	762	543
Professional services	2,160	1,538
Contract labor	643	618
Line rentals	466	482
Total OREO (income)/expense, net	(89)	590
Investor relations	345	300
Contributions	229	288
Other	5,451	3,491
Total other operating expenses	50,243	43,129
Income before income tax expense	$19,476	$33,181
Provision for income tax expense	4,416	8,133
Net Income	$15,060	$25,048
Basic net income per share	$2.25	$3.77
Diluted net income per share	$2.25	$3.76
Weighted average number of basic shares outstanding	6,686	6,650
Weighted average number of diluted shares outstanding	6,701	6,661

See notes to consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended
	December 31,
Comprehensive Income	2023	2022
Net Income	$15,060	$25,048
Other comprehensive income, net of tax and reclassification adjustments
Available for sale securities:
Unrealized holding losses on investments with credit related impairment	(845)	(835)
Reclassification adjustment for gains realized in income	202	202
Other comprehensive losses on investments with credit related impairment	(1,047)	(1,037)

Unrealized holding gains/(losses) on all other AFS investments	83	(22,792)
Unrealized holding losses on securities transferred from available for sale to held to maturity	—	8,328
Reclassification adjustment for (losses)/gains realized in income	(4,214)	3
Other comprehensive income/(losses) on all other AFS investments	4,297	(14,467)

Held to maturity securities:
Unrealized holding losses on securities transferred to held to maturity	—	(8,328)
Reclassification adjustment for gains realized in income	—	91
Reclassification adjustment for amortization realized in income	(682)	(841)
Other comprehensive income/(losses) on HTM investments	682	(7,578)

Cash flow hedges:
Unrealized holding (losses)/gains on cash flow hedges	(310)	1,521
Other comprehensive (loss)/gain on cash flow hedges	(310)	1,521

Pension plan liability:
Unrealized holding gains on pension plan liability	2,180	931
Reclassification adjustment for amortization of unrecognized loss realized in income	(998)	(1,117)
Other comprehensive income on pension plan liability	3,178	2,048

SERP liability:
Unrealized holding (gains)/losses on SERP liability	(2,448)	3,307
Reclassification adjustment for amortization of unrecognized income/(loss) realized in income	7	(271)
Other comprehensive (losses)/gains on SERP liability	(2,455)	3,578
Other comprehensive income/(loss) before income tax	4,345	(15,935)
Income tax (credit)/expense related to other comprehensive income	(1,146)	4,223
Other comprehensive income/(loss), net of tax	3,199	(11,712)
Comprehensive Income	$18,259	$13,336

See notes to consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except number of shares)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Total Shareholders' Equity
Balance at January 1, 2022	$66	23,661	145,487	(27,314)	141,900
Net income			25,048		25,048
Other comprehensive loss, net of tax				(11,712)	(11,712)
Common stock issued - 45,473 shares	1	216			217
Common stock dividend declared - $0.63 per share			(4,192)		(4,192)
Stock based compensation		532			532
Balance at December 31, 2022	67	24,409	166,343	(39,026)	151,793
Adoption of ASC 326- Financial Instruments- Credit Losses			(2,155)		(2,155)
Net income			15,060		15,060
Other comprehensive income, net of tax				3,199	3,199
Common stock issued- 55,558 shares		293			293
Common stock dividend declared - $0.80 per share			(5,348)		(5,348)
Stock based compensation		527			527
Stock repurchase- 82,098 shares	(1)	(1,495)			(1,496)
Balance at December 31, 2023	$66	$23,734	$173,900	$(35,827)	$161,873

See notes to consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	December 31,
	2023	2022
Operating activities
Net income	$15,060	$25,048
Adjustments to reconcile net income to net cash provided by operating activities:
Provision/(credit) for credit losses	1,620	(627)
Depreciation	3,799	3,077
Stock based compensation	527	532
Amortization of intangible assets	330	219
Gains on sales of other real estate owned, net	(599)	—
Write-downs of other real estate owned	23	—
Origination of loans held for sale	(4,832)	(1,401)
Proceeds from sales of loans held for sale	4,770	1,513
Gains on sales of loans held for sale	(381)	(45)
Losses/(gains) on disposal of fixed assets, net	29	(33)
Net (accretion)/amortization of investment securities discounts and premiums- AFS	(51)	83
Net accretion of investment securities discounts and premiums- HTM	(805)	(850)
Net losses on sales of investment securities – available-for-sale	4,214	—
Net gain on calls of investment securities – available-for-sale	—	(3)
Net gains on investment securities – held to maturity	—	(91)
Amortization of deferred loan fees	(98)	(150)
Deferred tax (benefit)/expense	(889)	595
Earnings on bank owned life insurance	(1,261)	(1,196)
Amortization of operating lease right of use assets	787	349
Amortization of operating lease liabilities	(1,073)	(388)
(Increase)/decrease in accrued interest receivable and other assets	(4,932)	648
Increase/(decrease) in accrued interest payable and other liabilities	6,232	(737)
Net cash provided by operating activities	22,470	26,543
Investing activities
Proceeds from maturities/calls of investment securities available-for-sale	7,497	14,248
Proceeds from maturities/calls of investment securities held-to-maturity	26,110	16,263
Proceeds from sales of investment securities available-for-sale	20,249	1,023
Purchases of investment securities available-for-sale	—	(17,652)
Purchases of investment securities held-to-maturity	(3,988)	(55,686)
Proceeds from sales of other real estate owned	1,041	—
Proceeds from disposal of fixed assets	14	281
Net (increase)/decrease in FHLB stock	(4,223)	2
Net increase in loans	(128,056)	(126,707)
Acquisition of mortgage company	—	(600)
Purchases of premises and equipment	(353)	(3,576)
Net cash used in investing activities	(81,709)	(172,404)
Financing activities
Net (decrease)/increase in deposits	(19,756)	101,359
Proceeds from issuance of common stock	293	217
Cash dividends paid on common stock	(5,217)	(3,986)
Net (decrease)/increase in short-term borrowings	(19,147)	6,866
Stock repurchase	(1,496)	—
Proceeds from long-term borrowings	80,000	—
Net cash provided by financing activities	34,677	104,456
Decrease in cash and cash equivalents	(24,562)	(41,405)
Cash and cash equivalents at beginning of the year	74,315	115,720
Cash and cash equivalents at end of period	$49,753	$74,315
Supplemental information
Interest paid	$23,825	$4,775
Taxes paid	$6,126	$7,508
Non-cash investing activities:
Transfers from loans to other real estate owned	$225	$256
Transfers from securities available for sale to held-to-maturity	$—	$139,036

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

Basis of Presentation

The financial information is presented in accordance with generally accepted accounting principles and general practice for financial institutions in the United States of America (“GAAP”).  All significant intercompany transactions and accounts have been eliminated.  Certain reclassifications have been made to prior year amounts to conform with current year classifications.  In the opinion of management, all adjustments (all of which are normal recurring in nature) that are necessary for a fair statement are reflected in the consolidated financial statements.

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

Significant Concentrations of Credit Risk

Most of the Corporation’s relationships are with customers located in Western Maryland and Northeastern West Virginia. At December 31, 2023, approximately 5%, or $77.1 million, of total loans were secured by real estate acquisition, construction and development projects, with $77.0 million performing according to their contractual terms and

$0.1 million considered to be individually evaluated loans based on management’s concerns about the borrowers’ ability to comply with present repayment terms. The $0.1 million in individually evaluated loans were all classified as non-accrual as of December 31, 2023.  Additionally, loans collateralized by commercial rental properties represented 21% of the total loan portfolio as of December 31, 2023. Note 4 discusses the types of securities in which the Corporation invests and Note 5 discusses the Corporation’s lending activities.

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

Restricted Investment in Bank Stock

The Corporation owns non-marketable equity securities in a combination of the Federal Home Loan Bank (“FHLB”) of Atlanta, Atlantic Community Bankers Bank and Community Banker’s Bank.  These securities are carried at cost, classified as restricted securities, and periodically evaluated for impairment based on ultimate recovery of par value.

The Corporation recognizes dividend income on a cash basis. For the years ended December 31, 2023 and December 31, 2022, dividends of $198,457 and $36,558, respectively, were recorded in other operating income.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or full repayment by the borrower are reported at their unpaid principal balance outstanding, adjusted for any deferred fees or costs pertaining to origination. Loans that management has the intent to sell are reported at the lower of cost or fair value determined on an individual basis.  There were $0.4 million in loans held for sale at December 31, 2023.  No loans were held for sale at December 31, 2022.

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

Management uses a 10-point internal risk rating system to monitor the credit quality of the overall loan portfolio. The first six categories are considered not criticized and are aggregated as “Pass” rated. The criticized rating categories utilized by management generally follow bank regulatory definitions. The Special Mention category includes assets that are currently protected but are potentially weak, resulting in an undue and unwarranted credit risk, but not to the point of justifying a Substandard classification. Loans in the Substandard category have well-defined weaknesses that jeopardize the liquidation of the debt, and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected. All loans greater than 90 days past due are considered Substandard. Only the portion of a specific allocation of the allowance for credit losses is associated with a pending event that could trigger loss in the short term is classified in the Doubtful category.  It is possible for a loan to be classified as Substandard in the internal risk rating system, but not be individually evaluated under GAAP, due to the broader reach of “well-defined weaknesses” in the application of the Substandard definition.

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

A loan is considered to be past due when a payment has not been received for 30 days past its contractual due date. For all loan segments, the accrual of interest is discontinued when principal or interest is delinquent for 90 days or more unless the loan is well-secured and in the process of collection.  Loans that are on a current payment status or past due less than 90 days may be classified as nonaccrual if repayment in full of principal and/or interest is unlikely.  Interest payments received on non-accrual loans are applied as a reduction of the loan principal balance. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Generally, consumer installment loans are not placed on non-accrual status, but are charged off after they are 120 days contractually past due. Loans other than consumer installment loans are charged-off based on an evaluation of the facts and circumstances of each individual loan.

Allowance for Credit Losses

An allowance for credit loss (“ACL”) is mainained to absorb losses from the Corporation’s financial assets in accordance with ASC 326:  Financial Instruments- Credit Losses.

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

Held-to-Maturity Securities

Management measures expected credit losses on HTM debt securities on a collective basis by major security type.  Management has elected not to measure an ACL for accrued interest on securities. The estimate of expected credit losses considers historical credit loss information tha tis adjusted for current conditions and reasonable and supportable forecasts.

Management classifies the held-to-maturity portfolio into the following major security types:  securities issued by U.S. government issues and agencies (including U.S. treasuries, agency bonds, and U.S. guaranteed residential mortgage-backed securities, commercial mortgage-backed securities, and collateralized mortgage obligations), rated municipal securities, and unrated municipal securities.   Securities that are issued or explicitly or implicitely guaranteed by the U.S. government are hghly rated by major rating agencies and have a long history of no credit losses.  Rated municipal securities are evaluated based on credit rating by major rating agencies and financial performance.   Non-rated securities are evaluated internally based on financial performance and expected future cash flows.

Available-for-Sale Securities

For AFS debt securities in an unrealized loss position, the Corporation first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery to its amortized cost basis.  If either criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income.  For debt securities AFS that do not meet the aforementioned criteria, the Corporation evaluates whether the decline in fair value has resulted rom credit losses or other factors.  In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors.  If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected rom the security are compared to the amortized cost basis of the security.  If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis.  Any impairment that has not been recorded through the ACL is recognized in other comprehensive income.

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

Loans

An ACL is maintained as a valuation account that is deducted from the Corporation’s loan porfolio’s amortized cost basis to present the net amount expected to be collected on the loans.  Loan are charged off against the ACL when management believes the uncollectibility of a loan balance is confirmed.  Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts.  Historical credit loss experience provides the basis or the estimation of expected credit losses.  Adjustments to historical loss information are made for differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental condition, such as changes in unemployment rates, property values, or other relevant factors.

Management evaluates individual loans in all of the commercial segments for possible impairment if the loan is greater than $500,000 or is part of a relationship that is greater than $750,000 and (i) is either in non-accrual status or (ii) is risk-rated Substandard and is greater than 60 days past due. Loans are considered to be individually evaluated when, based on current information and events, they no longer share the same risk characteristics of other loans within our portfolio. Factors considered by management in evaluating loans include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The Bank does not separately evaluate individual consumer and residential mortgage loans, unless such loans are part of larger relationship that is individually evaluated; otherwise loans in these segments are considered individually evaluated when they are classified as non-accrual.

Once the determination has been made that a loan is individually evaluated, the determination of whether a specific allocation of the allowance is necessary is measured by comparing the recorded investment in the loan to the fair value of the loan using one of three methods: (i) the present value of expected future cash flows discounted at the loan’s effective interest rate; (ii) the loan’s observable market price; or (iii) the fair value of the collateral less selling costs. The method is selected on a loan-by-loan basis, with management utilizing the fair value of collateral or the discounted cash flow method for the analyses. If the fair value of the collateral less selling costs method is utilized for collateral securing loans in the commercial segments, then an updated external appraisal is ordered on the collateral supporting the loan if the loan balance is greater than $500,000 and the existing appraisal is greater than 18 months old. If the loan balance is less than $500,000, then the estimated fair value of the collateral is determined by adjusting the existing appraisal by the appropriate percentage from an internally prepared appraisal discount grid. This grid considers the age of a third-party appraisal and the geographic region where the collateral is located in order to discount an appraisal. The discount rates in the appraisal discount grid are updated at least annually to reflect the most current knowledge that management has available, including the results of current appraisals. If there is a delay in receiving an updated appraisal or if the appraisal is found to be deficient in our internal appraisal review process and re-ordered, the Bank continues to use a discount factor from the appraisal discount grid based on the collateral location and current appraisal age in order to determine the estimated fair value. If the general market conditions in that geographic market have changed considerably, the property has deteriorated or perhaps lost an income stream, or a recent appraisal for a similar property indicates a significant change, then management may adjust the fair value indicated by the existing appraisal until a new appraisal is obtained. A specific allocation of the ACL is recorded if there is any deficiency in collateral value determined by comparing the estimated fair value to the recorded investment of the loan. When updated appraisals are received and reviewed, adjustments are made to the specific allocation as needed.

A loan that is considered a non-accrual or modified loan may be subject to the individually evaluated loan analysis if the commitment is $0.1 million or greater; otherwise, the modified loan remains in the appropriate segment in the ACL model and associated reserves are adjusted based on changes in the discounted cash flows resulting from the modification of the modified loan.  For a discussion with respect to reserve calculations regarding individually evaluated loans, refer to the “Nonrecurring Loans” section in Note 5, Fair Value Measurements.  There were no loan modifications to borrowers facing financial difficulties for the year ending December 31, 2023.

The evaluation of the need and amount of a specific allocation of the ACL and whether a loan can be removed from impairment status is made on a quarterly basis.

Loan Commitments and Allowance for Credit Loss on Unfunded Commitments

Financial instruments include unfunded commitments such as commitments to make loans and commercial letters of credit issued to meet customer financing needs.  The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for unfunded commitments commitments is represented by the contractual amount of those instruments.  Such financial instruments are recorded when they are funded.

The Corporation records a reserve for unfunded commitments (“RUC”) on unfunded commitments through a charge to provision for credit loss expense in the Corporation’s Consolidated Statement of Income.  The RUC on unfunded commitments is estimated by loan segment at each balance sheet date under the CECL model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur, and is included in the RUC on the Corporation’s Consolidated Balance Sheet.

Loan Modifications

In situations where, for economic or legal reasons related to a borrower’s financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a modified loan.  Management strives to identify borrowers in financial difficulty early and work with them to modify the loan to more affordable terms before their loan reaches nonaccrual status.  The Corporation modifies loans to borrowers in financial distress by providing principal forgiveness, term extension, an other-than-insignificant payment delay, or interest rate reductions.  When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses.  These concessions are intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral.   See Note 5 for more detail related to the accounting of modified loans.

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

Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. Other intangible assets have finite lives and are reviewed for impairment annually. At December 31, 2023, other intangible assets included $0.6 million for the purchase of certain assets from a wealth company and $0.5 million for the purchase of certain assets of a mortgage company.  These assets are amortized over their estimated useful lives either on a straight-line or sum-of-the-years basis over varying periods that initially did not exceed 5 years.

Bank-Owned Life Insurance (“BOLI”)

BOLI policies are recorded at their cash surrender values. Changes in the cash surrender values are recorded as other operating income.

Other Real Estate Owned (“OREO”)

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less the cost to sell at the date of foreclosure, with any losses charged to the ACL, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Changes in the valuation allowance, sales gains and losses, and revenue and expenses from holding and operating properties are all included in net expenses from other real estate owned.

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

Defined Benefit Plans

The defined benefit pension plan and supplemental executive retirement plan are accounted for in accordance with ASC Topic 715, Compensation – Retirement Benefits. Under the provisions of Topic 715, the defined benefit pension plan and the supplemental executive retirement plan are recognized as liabilities in the Consolidated Statement of Financial Condition, and unrecognized net actuarial losses, prior service costs and a net transition asset are recognized as a separate component of other comprehensive loss, net of tax. Actuarial gains and losses in excess of 10 percent of the greater of plan assets or the pension benefit obligation are amortized over a blend of future service of active employees and life expectancy of inactive participants. Refer to Note 15 for a further discussion of the pension plan and supplemental executive retirement plan obligations.

Statement of Cash Flows

Cash and cash equivalents are defined as cash and due from banks and interest-bearing deposits in banks in the Consolidated Statements of Cash Flows.  Cash flows are reported for customer loan and deposit transactions and interest-bearing deposits in banks.

Trust Assets and Income

Assets held in an agency or fiduciary capacity are not the Bank’s assets and, accordingly, are not included in the Consolidated Statements of Financial Condition. Income from the Bank’s trust department represents fees charged to customers and recognized through revenue recognition.  Refer to Note 21 for further discussion.

Business Segments

The Corporation operates in two segments, as defined by ASC Topic 280, Segment Reporting:  community banking and trust and investment services. The Corporation, both in its entirety and by its business segments, is managed and evaluated on an ongoing basis by First United Corporation’s Board of Directors and executive management.   Refer to Note 22 for further discussion.

Stock Repurchases

Under the Maryland General Corporation Law, shares of capital stock that are repurchased are cancelled and treated as authorized but unissued shares. When a share of capital stock is repurchased, the payment of the repurchase price reduces stated capital by the par value of that share (currently, $0.01 for common stock), and any excess over par value reduces capital surplus. In 2023, the Corporation repurchased 82,098 shares of common stock at a weighted average price of $16.79 per share.  The Corporation did not repurchase shares of common stock during 2022.

Recent Accounting Pronouncements

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

The following table illustrates the day-one impact of adopting ASU 2016-13.

	January 1, 2023
(in thousands)	As Reported Under ASU 2016-13	Pre ASU 2016-13	Impact of ASU 2016-13 Adoption
Assets
Allowance for credit losses on loans
Commercial real estate	$5,202	$6,345	$(1,143)
Acquisition and development	964	979	(15)
Commercial and industrial	4,179	2,845	1,334
Residentail mortgage	5,272	3,160	2,112
Consumer	1,085	877	208
Unallocated	-	430	(430)
Allowance for Credit Losses on Loans	$16,702	$14,636	$2,066
Assets:
Investment securities- available for sale (at fair value)	$125,889	$125,889	$-
Investment securities- held to maturity	245,659	245,659	-
Total loans held for investments, net	1,262,792	1,264,858	(2,066)
Net deferred tax asset	11,381	10,605	776
Liabilities:
Life-of-loss reserve on unfunded loan commitments	$998	$133	$865
Equity:
Retained earnings	$149,638	$151,793	$(2,155)

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

Recently issued but not yet effective Accounting Pronouncements

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

The Corporation has identified all known LIBOR exposures, created a plan to address the exposures, and continues to communicate with all stakeholders to transition to alternative reference rates.   As of December 31, 2023, the Corporation has no financial instruments tied to LIBOR and does not anticipate that the transition related to ASU 2020-04 will have a significant impact on our financial statements.

In November 2023, FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280); Improvement to Reportable Segment Disclosures.”  ASU 2023-07 expands segment disclosure requirements for public entities to require disclosure of significant segment expense and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually.  ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within the fiscal years beginning after December 15, 2024.  Early adoption is permitted.  ASU 2023-07 is not expected to have a significant impact on our financial statements.

In December 2023, FASB issued ASU No. 2023-09, “Income Taxes (Topic 740):  Improvements to Income Tax Disclosures.”  ASU 2023-09 requires public business entities to disclose in their rate reconciliation table additional categories of information about Federal, state, and foreign income taxes and to provide more details about the reconciling items in some categories if items meet a quantitative threshold.  ASU 2023-09 also requires all entities to disclose income taxes paid, net of refunds, disaggregated by Federal, state, and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold, among other things.  ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. ASU 2023-09 is not expected to have a significant impact on our financial statements.

2. Earnings Per Common Share

Basic earnings per common share is derived by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents. Diluted earnings per share is derived by dividing net income available to common shareholders by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents. There were no anti-dilutive shares at December 31, 2023 or 2022.

The following table sets forth the calculation of basic and diluted earnings per common share for the years ended December 31, 2023 and 2022:

	2023			2022
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Income	Shares	Amount

Basic Earnings Per Share:

Net income	$15,060	6,686	$2.25	$25,048	6,650	$3.77

Diluted Earnings Per Share:

Restricted stock units		15			11

Net income	$15,060	6,701	$2.25	$25,048	6,661	$3.76

3. Regulatory Capital Requirements

Banks and holding companies are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  The net unrealized gain or loss on available for sale securities is included in computing regulatory capital.  Management believes that, as of December 31, 2023, the Corporation and Bank met all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  As of December 31, 2023, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The following table presents First United Bank & Trust’s capital ratios for years ended December 31, 2023 and 2022:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023
Total Capital (to risk-weighted assets)	207,767	14.05%	118,292	8.00%	147,865	10.00%
Tier 1 Capital (to risk-weighted assets)	189,370	12.81%	88,719	6.00%	118,292	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)	189,370	12.81%	66,540	4.50%	96,112	6.50%
Tier 1 Capital (to average assets)	189,370	9.92%	76,233	4.00%	95,291	5.00%
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
Total Capital (to risk-weighted assets)	196,442	14.37%	109,396	8.00%	136,745	10.00%
Tier 1 Capital (to risk-weighted assets)	181,673	13.29%	82,047	6.00%	109,396	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)	181,673	13.29%	61,535	4.50%	88,884	6.50%
Tier 1 Capital (to average assets)	181,673	10.01%	72,354	4.00%	90,443	5.00%

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

We adopted CECL effective January 1, 2023 and elected not to implement the regulatory agencies’ capital transition and opted to record the impact to our capital ratios immediately upon implementation.  Effective with the implementation of CECL, a $2.2 million adjustment, net of tax, was made to retained earnings.  The adjustment did not have a material impact to our capital ratios.

4. Investment Securities

The following table shows a comparison of amortized cost and fair values of investment securities at December 31, 2023 and 2022:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
December 31, 2023
Available for Sale:
U.S. government agencies	$7,000	$—	$966	$—	$6,034
Residential mortgage-backed agencies	24,781	—	4,218	—	20,563
Commercial mortgage-backed agencies	36,258	—	7,841	—	28,417
Collateralized mortgage obligations	19,725	—	3,369	—	16,356
Obligations of states and political subdivisions	10,486	15	189	—	10,312
Corporate Bonds	1,000	—	222	—	778
Collateralized debt obligations	18,671	—	3,962	—	14,709
Total available for sale	$117,921	$15	$20,767	$—	$97,169

(in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value	Allowance for Credit Losses
December 31, 2023
Held to Maturity:
U.S. treasuries	$37,462	$—	$243	$37,219	$—
U.S. government agencies	68,014	—	10,985	57,029	—
Residential mortgage-backed agencies	29,588	42	2,913	26,717	—
Commercial mortgage-backed agencies	21,413	—	5,361	16,052	—
Collateralized mortgage obligations	53,261	—	9,973	43,288	—
Obligations of states and political subdivisions	4,604	177	671	4,110	45
Total held to maturity	$214,342	$219	$30,146	$184,415	$45

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2022
Available for Sale:
U.S. government agencies	$11,044	$—	$1,582	$9,462
Residential mortgage-backed agencies	45,052	—	7,651	37,401
Commercial mortgage-backed agencies	37,393	—	6,661	30,732
Collateralized mortgage obligations	25,828	—	4,784	21,044
Obligations of states and political subdivisions	10,848	4	360	10,492
Corporate Bonds	1,000	—	113	887
Collateralized debt obligations	18,664	—	2,793	15,871
Total available for sale	$149,829	$4	$23,944	$125,889

(in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
December 31, 2022
Held to Maturity:
U.S. treasuries	$37,204	$—	$1,593	$35,611
U.S. government agencies	67,734	—	13,261	54,473
Residential mortgage-backed agencies	28,624	1	3,503	25,122
Commercial mortgage-backed agencies	22,389	—	4,568	17,821
Collateralized mortgage obligations	57,085	—	10,001	47,084
Obligations of states and political subdivisions	22,623	946	600	22,969
Total held to maturity	$235,659	$947	$33,526	$203,080

Proceeds from sales and calls of available-for-sale securities and the realized gains and losses for the years ended December 31, 2023 and 2022 are as follows:

(in thousands)	2023	2022
Proceeds	$20,249	$1,023
Gross realized gains	—	3
Gross realized losses	4,214	—

The following table shows the Corporation’s securities with gross unrealized and unrecognized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized position, at December 31, 2023 and 2022:

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrealized Losses	Number of Investments	Fair Value	Unrealized Losses	Number of Investments
December 31, 2023
Available for Sale:
U.S. government agencies	$—	$—	—	$6,034	$966	2
Residential mortgage-backed agencies	—	—	—	20,563	4,218	3
Commercial mortgage-backed agencies	—	—	—	28,417	7,841	8
Collateralized mortgage obligations	—	—	—	16,356	3,369	9
Obligations of states and political subdivisions	1,445	20	2	6,668	169	3
Corporate Bonds	—	—	—	778	222	1
Collateralized debt obligations	—	—	—	14,709	3,962	9
Total available for sale	$1,445	$20	2	$93,525	$20,747	35

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrecognized Losses	Number of Investments	Fair Value	Unrecognized Losses	Number of Investments
December 31, 2023
Held to Maturity:
U.S. treasuries	$—	$—	—	$37,219	$243	4
U.S. government agencies	—	—	—	57,029	10,985	9
Residential mortgage-backed agencies	—	—	—	22,613	2,913	35
Commercial mortgage-backed agencies	—	—	—	16,052	5,361	2
Collateralized mortgage obligations	—	—	—	43,288	9,973	8
Obligations of states and political subdivisions	—	—	—	2,205	671	1
Total held to maturity	$—	$—	—	$178,406	$30,146	59

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrealized Losses	Number of Investments	Fair Value	Unrealized Losses	Number of Investments
December 31, 2022
Available for Sale:
U.S. government agencies	$4,598	$402	1	$4,865	$1,180	2
Residential mortgage-backed agencies	—	—	—	37,401	7,651	5
Commercial mortgage-backed agencies	4,044	455	3	26,688	6,206	6
Collateralized mortgage obligations	1,600	210	5	19,444	4,574	5
Obligations of states and political subdivisions	8,906	360	7	—	—	—
Corporate Bonds	887	113	1
Collateralized debt obligations	—	—	—	15,871	2,793	9
Total available for sale	$20,035	$1,540	17	$104,269	$22,404	27

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrecognized Losses	Number of Investments	Fair Value	Unrecognized Losses	Number of Investments
December 31, 2022
Held to Maturity:
U.S. treasuries	$—	$—	—	$35,611	$1,593	4
U.S. government agencies	38,883	9,617	7	15,591	3,644	2
Residential mortgage-backed agencies	16,893	1,425	29	8,138	2,078	7
Commercial mortgage-backed agencies	17,821	4,568	3	—	—	—
Collateralized mortgage obligations	47,083	10,001	8	—	—	—
Obligations of states and political subdivisions	2,269	600	1	—	—	—
Total held to maturity	$122,949	$26,211	48	$59,340	$7,315	13

As of December 31, 2023, the Corporation recorded ACL of approximately $45,000 related to one bond in the HTM security portfolio.  There was no ACL related to its AFS or HTM security portfolio at December 31, 2022.

The amortized cost and estimated fair value of securities by contractual maturity at December 31, 2023 are shown in the following table. Actual maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(in thousands)	Amortized Cost	Fair Value
Contractual Maturity
Available for sale:
Due in one year or less	$2,670	$2,640
Due after one year through five years	5,250	4,952
Due after five years through ten years	2,410	2,168
Due after ten years	26,827	22,073
	37,157	31,833
Residential mortgage-backed agencies	24,781	20,563
Commercial mortgage-backed agencies	36,258	28,417
Collateralized mortgage obligations	19,725	16,356
Total available for sale	$117,921	$97,169
Held to Maturity:
Due in one year or less	$37,462	$37,219
Due after one year through five years	12,500	11,706
Due after five years through ten years	40,456	34,495
Due after ten years	19,662	14,938
	110,080	98,358
Residential mortgage-backed agencies	29,588	26,717
Commercial mortgage-backed agencies	21,413	16,052
Collateralized mortgage obligations	53,261	43,288
Total held to maturity	$214,342	$184,415

At December 31, 2023 and 2022, AFS investment securities with a fair value of $50.5 million and $49.7 million, respectively, and HTM investment securities with a book value of $141.8 million and $165.9 million were pledged as permitted or required to secure public deposits, for securities sold under agreements to repurchase as required or permitted by law and as collateral for borrowing capacity.

5. Loans and Related Allowance for Credit Losses

The following table summarizes the primary segments of the loan portfolio as of December 31, 2023 and December 31, 2022:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
December 31, 2023
Individually evaluated for impairment	$826	$—	$—	$2,137	$—	$2,963
Collectively evaluated for impairment	492,877	77,060	274,604	497,734	61,429	1,403,704
Total loans	$493,703	$77,060	$274,604	$499,871	$61,429	$1,406,667
December 31, 2022
Individually evaluated for impairment	$2,262	$356	$—	$3,880	$—	$6,498
Collectively evaluated for impairment	456,569	70,240	245,396	440,531	60,260	1,272,996
Total loans	$458,831	$70,596	$245,396	$444,411	$60,260	$1,279,494

In the ordinary course of business, executive officers and directors of the Corporation, including their families and companies in which certain directors are principal owners, were loan customers of the Bank. Changes in the dollar amount of loans outstanding to officers, directors and their associates were as follows for the year ended December 31:

(in thousands)	2023
Balance at January 1	$3,302
Loans or advances	481
Repayments	(937)
Balance at December 31	$2,846

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.

The following table presents the classes of the loan portfolio at December 31, 2023 and December 31, 2022, summarized by the aging categories of performing loans and non-accrual loans.

(in thousands)	Current	30-59 Day Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due and still accruing	Non- Accrual	Total Loans
December 31, 2023
Commercial real estate
Non owner-occupied	$296,343	$—	$—	$—	$—	$227	$296,570
All other CRE	196,123	411	—	—	411	599	197,133
Acquisition and development
1-4 family residential construction	18,224	—	—	—	—	—	18,224
All other A&D	58,723	—	—	—	—	113	58,836
Commercial and industrial	274,465	120	19	—	139	—	274,604
Residential mortgage
Residential mortgage - term	433,878	130	717	384	1,231	2,720	437,829
Residential mortgage – home equity	61,021	520	158	75	753	268	62,042
Consumer	60,576	463	277	84	824	29	61,429
Total	$1,399,353	$1,644	$1,171	$543	$3,358	$3,956	$1,406,667
December 31, 2022
Commercial real estate
Non owner-occupied	$269,971	$—	$—	$—	$—	$87	$270,058
All other CRE	188,715	—	—	—	—	58	188,773
Acquisition and development
1-4 family residential construction	19,637	—	—	—	—	—	19,637
All other A&D	50,813	—	—	—	—	146	50,959
Commercial and industrial	245,342	54	—	—	54	—	245,396
Residential mortgage
Residential mortgage - term	380,502	31	722	239	992	2,893	384,387
Residential mortgage – home equity	59,223	399	48	43	490	311	60,024
Consumer	59,789	363	83	25	471	—	60,260
Total	$1,273,992	$847	$853	$307	$2,007	$3,495	$1,279,494

Non-accrual loans that have been subject to partial charge-offs totaled $0.1 million at December 31, 2023 and 2022.  Loans secured by 1-4 family residential real estate properties in the process of foreclosure totaled $1.8 million at December 31, 2023.  There were no loans in the process of foreclosure at December 31, 2022.

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

A loan that is considered a non-accrual or modified loan may be subject to the individually evaluated loan analysis if the commitment is $0.1 million or greater; otherwise, the modified loan remains in the appropriate segment in the ACL model and associated reserves are adjusted based on changes in the discounted cash flows resulting from the modification of the modified loan.  For a discussion with respect to reserve calculations regarding individually evaluated loans, refer to the “Nonrecurring Loans” section in Note 5, Fair Value Measurements.  There were no loan modifications made to borrowers facing financial difficulties in the year ending December 31, 2023.

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

The following table presents the amortized cost basis of collateral-dependent individually evaluated loans as of December 31, 2023:

	December 31, 2023
(in thousands)	Real Estate	Non-Accrual Loans with No Allowance
Commercial real estate	$826	$826
Residential mortgage	2,137	2,137
Total Loans	$2,963	$2,963

Effective January 1, 2023, the Corporation adopted the accounting guidance in ASU 2022-02, which eliminates the recognition and measurement of a TDR.  Due to the removal of the TDR designation, the Corporation evaluates all loan restructurings according to the accounting guidance for loan modifications to determine if the restructuring results in a new loan or a continuation of the existing loan.  Loan modifications to borrowers experiencing financial difficulty that result in a direct change in the timing or amount of contracted cash flows include situations where there is principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions, and combinations of the listed modifications.  Therefore, the disclosures related to loan restructurings are only for modifications that directly affect cash flows.

A loan that is considered a modified loan may be subject to the individually evaluated loan analysis if the commitment is $0.1 million or greater; otherwise, the modified loan remains in the appropriate segment of the ACL model and associated reserves are adjusted based on changes in the discounted cash flows resulting from the modification of the modified loan.  As of December 31, 2023, there were no modified loans that were classified as individually evaluated loans.

The following tables present the activity in the ACL and ALL for the years ended December 31, 2023 and 2022:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
Beginning balance at January 1, 2023 prior to adoption of ASC 326	$6,345	$979	$2,845	$3,160	$877	$430	$14,636
Impact of adopting ASC 326	(1,143)	(15)	1,334	2,112	208	(430)	2,066
Loan charge-offs	(87)	—	(423)	(55)	(874)	—	(1,439)
Recoveries collected	7	11	186	73	240	—	517
Credit loss (credit)/expense	(2)	(35)	(225)	1,484	478	—	1,700
ACL balance at December 31, 2023	$5,120	$940	$3,717	$6,774	$929	$—	$17,480
ALL balance at January 1, 2022	$6,032	$2,615	$2,460	$3,484	$934	$430	$15,955
Charge-offs	—	(20)	(134)	(46)	(921)	—	(1,121)
Recoveries	1	22	93	184	145	—	445
Loan loss expense/(credit)	312	(1,638)	426	(462)	719	—	(643)
ALL balance at December 31, 2022	$6,345	$979	$2,845	$3,160	$877	$430	$14,636

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

The following tables present loan balances by year of origination and internally assigned risk ratings for our portfolio segments as of dates presented:

								Total
						2018 and		Portfolio
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Loans
December 31, 2023
Commercial real estate:
Non-owner-occupied
Pass	$23,511	$65,878	$30,332	$54,270	$40,575	$65,134	$1,138	$280,838
Special Mention	—	—	—	—	—	4,331	—	4,331
Substandard	—	—	—	—	—	11,401	—	11,401
Total non-owner occupied	23,511	65,878	30,332	54,270	40,575	80,866	1,138	296,570
Current period gross charge-offs	—	—	—	—	—	87	—	87
All other CRE
Pass	30,130	27,379	27,042	20,691	22,879	60,054	4,495	192,670
Special Mention	—	—	—	644	—	—	—	644
Substandard	—	—	—	—	1,847	1,372	600	3,819
Total all other CRE	30,130	27,379	27,042	21,335	24,726	61,426	5,095	197,133
Current period gross charge-offs	—	—	—	—	—	—	—	—
Acquisition and development:
1-4 family residential construction
Pass	13,745	3,446	—	—	—	—	1,033	18,224
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total acquisition and development	13,745	3,446	—	—	—	—	1,033	18,224
Current period gross charge-offs	—	—	—	—	—	—	—	—
All other A&D
Pass	12,184	25,099	2,966	3,046	1,301	9,946	4,181	58,723
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	113	—	113
Total all other A&D	12,184	25,099	2,966	3,046	1,301	10,059	4,181	58,836
Current period gross charge-offs	—	—	—	—	—	—	—	—
Commercial and industrial:
Pass	52,004	66,559	24,387	11,753	8,872	10,052	78,992	252,619
Special Mention	558	—	—	—	—	—	—	558
Substandard	—	9,352	1,854	6,806	98	837	2,480	21,427
Total commercial and industrial	52,562	75,911	26,241	18,559	8,970	10,889	81,472	274,604
Current period gross charge-offs	100	103	35	166	—	19	—	423
Residential mortgage:
Residential mortgage - term
Pass	51,625	94,723	88,835	38,228	25,375	130,402	1,577	430,765
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	138	929	17	98	5,825	57	7,064
Total residential mortgage - term	51,625	94,861	89,764	38,245	25,473	136,227	1,634	437,829
Current period gross charge-offs	—	—	—	—	—	13	—	13
Residential mortgage - home equity
Pass	1,127	4,657	864	475	286	489	53,467	61,365
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	38	—	16	623	677
Total residential mortgage - home equity	1,127	4,657	864	513	286	505	54,090	62,042
Current period gross charge-offs	—	—	—	—	—	42	—	42
Consumer:
Pass	18,299	10,616	6,361	2,206	510	20,365	2,873	61,230
Special Mention	—	—	—	—	—	—	—	—
Substandard	14	35	113	23	6	2	6	199
Total consumer	18,313	10,651	6,474	2,229	516	20,367	2,879	61,429
Current period gross charge-offs	236	223	74	8	4	329	—	874
Total Portfolio Loans
Pass	202,625	298,357	180,787	130,669	99,798	296,442	147,756	1,356,434
Special Mention	558	—	—	644	—	4,331	—	5,533
Substandard	14	9,525	2,896	6,884	2,049	19,566	3,766	44,700
Total Portfolio Loans	$203,197	$307,882	$183,683	$138,197	$101,847	$320,339	$151,522	$1,406,667
Current YTD Period:
Current period gross charge-offs	$336	$326	$109	$174	$4	$490	$—	$1,439

								Total
						2017 and		Portfolio
(in thousands)	2022	2021	2020	2019	2018	Prior	Revolving	Loans
December 31, 2022
Commercial real estate:
Non-owner-occupied
Pass	$67,429	$31,710	$48,421	$41,221	$19,414	$42,069	$1,570	$251,834
Special Mention	—	—	—	—	—	6,289	—	6,289
Substandard	—	—	—	—	—	11,935	—	11,935
Total non-owner occupied	67,429	31,710	48,421	41,221	19,414	60,293	1,570	270,058
Current period gross charge-offs	—	—	—	—	—	—	—	—
All other CRE
Pass	24,655	26,947	22,906	27,213	8,873	67,691	4,790	183,075
Special Mention	—	1,111	—	—	—	—	—	1,111
Substandard	—	—	—	3,006	—	357	1,224	4,587
Total all other CRE	24,655	28,058	22,906	30,219	8,873	68,048	6,014	188,773
Current period gross charge-offs	—	—	—	—	—	—	—	—
Acquisition and development:
1-4 family residential construction
Pass	15,629	1,453	151	—	—	210	2,194	19,637
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total acquisition and development	15,629	1,453	151	—	—	210	2,194	19,637
Current period gross charge-offs	—	—	—	—	—	20	—	20
All other A&D
Pass	18,733	4,979	9,755	1,408	558	12,961	2,419	50,813
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	146	—	146
Total all other A&D	18,733	4,979	9,755	1,408	558	13,107	2,419	50,959
Current period gross charge-offs	—	—	—	—	—	—	—	—
Commercial and industrial:
Pass	83,608	30,451	15,982	12,707	5,013	9,528	63,668	220,957
Special Mention	—	2,555	—	—	—	338	2,134	5,027
Substandard	8,923	—	7,167	173	634	311	2,204	19,412
Total commercial and industrial	92,531	33,006	23,149	12,880	5,647	10,177	68,006	245,396
Current period gross charge-offs	—	97	34	3	—	—	—	134
Residential mortgage:
Residential mortgage - term
Pass	64,930	93,665	42,784	27,120	14,132	133,397	2,306	378,334
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	16	237	143	5,634	23	6,053
Total residential mortgage - term	64,930	93,665	42,800	27,357	14,275	139,031	2,329	384,387
Current period gross charge-offs	—	—	—	—	—	28	—	28
Residential mortgage - home equity
Pass	5,739	957	538	328	97	478	51,232	59,369
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	44	—	21	40	550	655
Total residential mortgage - home equity	5,739	957	582	328	118	518	51,782	60,024
Current period gross charge-offs	—	—	—	—	12	6	—	18
Consumer:
Pass	16,748	10,495	3,845	1,596	687	24,096	2,654	60,121
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	92	27	9	7	—	4	139
Total consumer	16,748	10,587	3,872	1,605	694	24,096	2,658	60,260
Current period gross charge-offs	36	494	18	37	11	40	—	636
Total Portfolio Loans
Pass	297,471	200,657	144,382	111,593	48,774	290,430	130,833	1,224,140
Special Mention	—	3,666	—	—	—	6,627	2,134	12,427
Substandard	8,923	92	7,254	3,425	805	18,423	4,005	42,927
Total Portfolio Loans	$306,394	$204,415	$151,636	$115,018	$49,579	$315,480	$136,972	$1,279,494
Current YTD Period:
Current period gross charge-offs	$36	$591	$52	$40	$23	$94	$—	$836

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past.

The following tables present loan balances by year of origination segregated by performing and non-performing loans for the periods presented:

								Total
						2018 and		Portfolio
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Loans
December 31, 2023
Commercial real estate:
Non-owner-occupied
Performing	$23,511	$65,878	$30,332	$54,270	$40,575	$80,639	$1,138	$296,343
Nonperforming	—	—	—	—	—	227	—	227
Total non-owner occupied	23,511	65,878	30,332	54,270	40,575	80,866	1,138	296,570
All other CRE
Performing	30,130	27,379	27,042	21,335	24,726	60,827	5,095	196,534
Nonperforming	—	—	—	—	—	599	—	599
Total all other CRE	30,130	27,379	27,042	21,335	24,726	61,426	5,095	197,133
Acquisition and development:
1-4 family residential construction
Performing	13,745	3,446	—	—	—	—	1,033	18,224
Nonperforming	—	—	—	—	—	—	—	—
Total acquisition and development	13,745	3,446	—	—	—	—	1,033	18,224
All other A&D
Performing	12,184	25,099	2,966	3,046	1,301	9,946	4,181	58,723
Nonperforming	—	—	—	—	—	113	—	113
Total all other A&D	12,184	25,099	2,966	3,046	1,301	10,059	4,181	58,836
Commercial and industrial:
Performing	52,562	75,911	26,241	18,559	8,970	10,889	81,472	274,604
Nonperforming	—	—	—	—	—	—	—	—
Total commercial and industrial	52,562	75,911	26,241	18,559	8,970	10,889	81,472	274,604
Residential mortgage:
Residential mortgage - term
Performing	51,625	94,722	89,629	38,245	25,375	133,526	1,603	434,725
Nonperforming	—	139	135	—	98	2,701	31	3,104
Total residential mortgage - term	51,625	94,861	89,764	38,245	25,473	136,227	1,634	437,829
Residential mortgage - home equity
Performing	1,127	4,657	864	475	286	488	53,802	61,699
Nonperforming	—	—	—	38	—	17	288	343
Total residential mortgage - home equity	1,127	4,657	864	513	286	505	54,090	62,042
Consumer:
Performing	18,304	10,616	6,405	2,229	516	20,367	2,879	61,316
Nonperforming	9	35	69	—	—	—	—	113
Total consumer	18,313	10,651	6,474	2,229	516	20,367	2,879	61,429
Total Portfolio Loans
Performing	203,188	307,708	183,479	138,159	101,749	316,682	151,203	1,402,168
Nonperforming	9	174	204	38	98	3,657	319	4,499
Total Portfolio Loans	$203,197	$307,882	$183,683	$138,197	$101,847	$320,339	$151,522	$1,406,667

								Total
						2017 and		Portfolio
(in thousands)	2022	2021	2020	2019	2018	Prior	Revolving	Loans
December 31, 2022
Commercial real estate:
Non-owner-occupied
Performing	$67,429	$31,710	$48,421	$41,221	$19,414	$60,206	$1,570	$269,971
Nonperforming	—	—	—	—	—	87	—	87
Total non-owner occupied	67,429	31,710	48,421	41,221	19,414	60,293	1,570	270,058
All other CRE
Performing	24,655	28,058	22,906	30,219	8,873	67,990	6,014	188,715
Nonperforming	—	—	—	—	—	58	—	58
Total all other CRE	24,655	28,058	22,906	30,219	8,873	68,048	6,014	188,773
Acquisition and development:
1-4 family residential construction
Performing	15,629	1,453	151	—	—	210	2,194	19,637
Nonperforming	—	—	—	—	—	—	—	—
Total acquisition and development	15,629	1,453	151	—	—	210	2,194	19,637
All other A&D
Performing	18,733	4,979	9,755	1,408	558	12,962	2,419	50,814
Nonperforming	—	—	—	—	—	145	—	145
Total all other A&D	18,733	4,979	9,755	1,408	558	13,107	2,419	50,959
Commercial and industrial:
Performing	92,531	33,006	23,149	12,880	5,647	10,177	68,006	245,396
Nonperforming	—	—	—	—	—	—	—	—
Total commercial and industrial	92,531	33,006	23,149	12,880	5,647	10,177	68,006	245,396
Residential mortgage:
Residential mortgage - term
Performing	64,930	93,665	42,800	27,120	14,198	136,228	2,313	381,254
Nonperforming	—	—	—	237	77	2,803	16	3,133
Total residential mortgage - term	64,930	93,665	42,800	27,357	14,275	139,031	2,329	384,387
Residential mortgage - home equity
Performing	5,739	957	538	328	115	478	51,515	59,670
Nonperforming	—	—	44	—	3	40	267	354
Total residential mortgage - home equity	5,739	957	582	328	118	518	51,782	60,024
Consumer:
Performing	16,748	10,581	3,872	1,605	694	24,077	2,658	60,235
Nonperforming	—	6	—	—	—	19	—	25
Total consumer	16,748	10,587	3,872	1,605	694	24,096	2,658	60,260
Total Portfolio Loans
Performing	306,394	204,409	151,592	114,781	49,499	312,328	136,689	1,275,692
Nonperforming	—	6	44	237	80	3,152	283	3,802
Total Portfolio Loans	$306,394	$204,415	$151,636	$115,018	$49,579	$315,480	$136,972	$1,279,494

6. Other Real Estate Owned

The following table presents the components of OREO, net of related valuation allowance, as of December 31, 2023 and 2022:

(in thousands)	2023	2022
Acquisition and development	$4,281	$4,670
Residential mortgage	212	63
Total OREO	$4,493	$4,733

The following table presents the activity in the OREO valuation allowance for the years ended December 31, 2023 and 2022:

(in thousands)	2023	2022
Balance January 1	$453	$453
Fair value write-downs, net	23	—
Sales of OREO	(163)	—
Balance December 31	$313	$453

The following table presents the components of OREO expenses, net, for the years ended December 31, 2023 and 2022:

(in thousands)	2023	2022
Gains on real estate, net	$(599)	$—
Fair value write-down	23	—
Expenses, net	491	595
Rental and other income	(4)	(5)
Total OREO (income)/expense, net	$(89)	$590

7. Premises and Equipment

The following table presents the components of premises and equipment at December 31, 2023 and 2022:

(in thousands)	2023	2022
Land	$7,745	$7,753
Land improvements	1,384	1,548
Premises	34,922	35,972
Furniture and equipment	18,873	20,117
	62,924	65,390
Less accumulated depreciation	(31,465)	(30,442)
Total	$31,459	$34,948

The Corporation recorded depreciation expense of $3.8 million and $3.1 million for the years ended December 31, 2023 and 2022, respectively.

8. Leases

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

(in thousands)	December 31, 2023	December 31, 2022
Lease Right-of Use Assets
Operating lease right-of-use assets	$1,367	$1,898
Lease Liabilities
Operating lease liabilities	$1,556	$2,373

In calculating the present value of the lease payments, the Corporation has utilized its incremental borrowing rate based on electing the original lease term to account for each lease component.

The following table presents the weighted-average lease term and discount rate for operating leases at December 31, 2023:

	December 31, 2023	December 31, 2022
Weighted-average remaining lease term
Operating leases	5.33 years	6.17 years
Weighted-average discount rate
Operating leases	5.16%	5.00%

The Corporation elected, for all classes of underlying assets, to separate lease and non-lease components. Total operating lease expense was $0.6 million and $0.5 million for the years ended December 31, 2023 and December 31, 2022, respectively.  Short-term lease expense was approximately $20 thousand for the year ended December 31, 2023 and 2022.

In the fourth quarter of 2023, the Bank announced the closure of four of its branches with an effective closing date of February 29, 2024.   In conjunction with the announced branch closures, the Bank recognized accelerated lease expense of approximately $0.1 million in 2023.

Future minimum payments for operating leases with initial or remaining terms of one year or more at December 31, 2023 were as follows:

(in thousands)	Amount
2024	$368
2025	356
2026	283
2027	285
2028	240
Thereafter	270
Total future minimum lease payments	1,802
Amounts representing interest	(246)
Present value of net future minimum lease payments	$1,556

9. Deposits

The following table summarizes deposits as of December 31, 2023 and 2022:

(in thousands)	December 31, 2023		December 31, 2022
	Balance	Percent	Balance	Percent
Non-Interest-bearing deposits:	$427,670	28%	$506,613	32%
Interest-bearing deposits:
Demand	350,860	22%	327,685	21%
Money market	385,649	25%	365,192	23%
Savings deposits	191,265	12%	250,720	16%
Time deposits- retail	165,533	11%	120,523	8%
Time deposits- brokered	30,000	2%	—	0%
Total Deposits	$1,550,977	100%	$1,570,733	100%

Time deposits that meet or exceed the FDIC insurance limit of $250,000 at December 31, 2023 and 2022 were $48.8 million and $37.5 million, respectively.  At December 31, 2023 and 2022, $0.4 million and $0.3 million, respectively, of deposit overdrafts were re-classified as loans.

The following is a summary of the scheduled maturities of all time deposits maturing within years ended  December 31:

(in thousands)	Time deposits- brokered	Time deposits- retail
2024	$30,000	$146,683
2025	—	13,990
2026	—	4,154
2027	—	491
2028	—	170
Thereafter	—	45
Total	$30,000	$165,533

In the ordinary course of business, executive officers and directors of the Corporation, including their families and companies in which certain directors are principal owners, were deposit customers of the Bank. At December 31, 2023, executive officers and directors had approximately $17.2 million in deposits with the Bank compared to $14.0 million at December 31, 2022.

10. Borrowed Funds

The following is a summary of short-term borrowings at December 31, 2023 and 2022 with original maturities of less than one year:

(in thousands)	2023	2022
Securities sold under agreements to repurchase:
Outstanding at end of year	$45,418	$64,565
Weighted average interest rate at year end	0.27%	0.12%
Maximum amount outstanding as of any month end	$59,777	$75,912
Average amount outstanding	$50,498	$63,182
Approximate weighted average rate during the year	0.24%	0.12%

Repurchase agreements were secured by $61.6 million in investment securities at December 31, 2023 and $74.6 million at December 31, 2022.

The following is a summary of long-term borrowings at December 31, 2023 and 2022 with original maturities exceeding one year:

(in thousands)	2023	2022
FHLB advances bearing fixed interest rates ranging from 4.53% to 4.69% at December 31, 2023	$80,000	$—
Junior subordinated debt	$30,929	$30,929
Total long-term debt	$110,929	$30,929

In March 2004, Trust I and Trust II issued preferred securities with an aggregate liquidation amount of $30.0 million to third-party investors and issued common equity with an aggregate liquidation amount of $0.9 million to First United Corporation. These Trusts used the proceeds of these offerings to purchase an equal amount of TPS Debentures, as follows:

$20.6 million—floating rate payable quarterly based on three-month Secured Overnight Financing Rate (“SOFR”) plus 275 basis points (8.39% at December 31, 2023), maturing in 2034, became redeemable five years after issuance at First United Corporation’s option.

$10.3 million--floating rate payable quarterly based on three-month SOFR plus 275 basis points (8.39% at December 31, 2023) maturing in 2034, became redeemable five years after issuance at First United Corporation’s option.

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

The contractual maturities of the FHLB advances outstanding at December 31, 2023 are March 15, 2024 and September 13, 2024.  The contractual maturities of the junior subordinated debt outstanding at December 31, 2023 is 2034.

The Bank has a borrowing capacity agreement with the FHLB in an amount equal to 30% of the Bank’s assets. The available line of credit equaled $571.4  million at December 31, 2023 and $544.1 million at December 31, 2022. This line of credit, which can be used for both short and long-term funding, can only be utilized to the extent of available collateral. The line is secured by certain qualified mortgage, commercial and home equity loans as follows (in thousands):

1-4 family mortgage loans	$144,572
Commercial loans	52,753
Multi-family loans	11,453
Home equity loans	19,160
Total available borrowing capacity	227,938
Less: borrowings and letters of credit outstanding	(82,500)
$145,438

The Bank also has various unsecured lines of credit totaling $140.0 million with various financial institutions and a $12.2 million secured line with the Federal Reserve to meet daily liquidity requirements.Additionally, the Bank had $69.5 million in available in a secured line of credit with the FRB through the BTFP.  At December 31, 2023 and 2022, there were no borrowings under these credit facilities.

11. Goodwill and Other Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets and goodwill are presented at December 31, 2023 and 2022 in the following table:

	December 31, 2023				December 31, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Amortizing intangible assets:
Intangible assets associated with purchase of wealth portfolio	$1,048	$419	$629	3.00 years	$1,048	$209	$839	4.00 years
Intangible assets associated with acquisition of mortgage company	600	130	470	3.92 years	600	10	590	4.92 years

Total Other intangibles	$1,648	$549	$1,099	3.38 years	$1,648	$219	$1,429	4.38 years

Goodwill	$11,004		$11,004		$11,004		$11,004

The following table presents the estimated future amortization expense for amortizing intangible assets within the years ending December 31:

(in thousands)	Amount
2024	$330
2025	330
2026	330
2027	109
Total amortizing intangible assets	$1,099

12. Accumulated Other Comprehensive Loss (“AOCL”)

The following table presents the changes in each component of accumulated other comprehensive loss for the years ended December 31, 2023 and 2022:

(in thousands)	Investment securities- with credit related impairment AFS	Investment securities- all other AFS	Investment securities- HTM	Cash Flow Hedge	Pension Plan	SERP	Total
Accumulated OCL, net:
Balance - January 1, 2022	$(949)	$(5,749)	$(134)	$(319)	$(18,108)	$(2,055)	$(27,314)
Other comprehensive income/(loss) before reclassifications	(614)	(10,629)	(6,120)	1,116	684	2,430	(13,133)
Amounts reclassified from accumulated other comprehensive loss	(148)	(2)	551	—	821	199	1,421
Balance - December 31, 2022	$(1,711)	$(16,380)	$(5,703)	$797	$(16,603)	$574	$(39,026)
Other comprehensive (loss)/income before reclassifications	(622)	61	—	(228)	1,605	(1,802)	(986)
Amounts reclassified from accumulated other comprehensive loss	(149)	3,102	502	—	735	(5)	4,185
Balance - December 31, 2023	$(2,482)	$(13,217)	$(5,201)	$569	$(14,263)	$(1,233)	$(35,827)

The following tables present the components of other comprehensive (loss)/income for the years ended December 31, 2023 and 2022:

Components of Other Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the year ended December 31, 2023
Available for sale (AFS) securities with credit-related impairment
Unrealized holding losses	$(845)	$223	$(622)
Less: accretable yield recognized in income	202	(53)	149
Net unrealized losses on investments with credit-related impairment	(1,047)	276	(771)
Available for sale securities – all other:
Unrealized holding gains	83	(22)	61
Less: losses recognized in income	(4,214)	1,112	(3,102)
Net unrealized gains on all other AFS securities	4,297	(1,134)	3,163
Held to maturity securities:
Unrealized holding losses on securities transferred to held to maturity	—	—	—
Less: amortization recognized in income	(682)	180	(502)
Net unrealized gains on HTM securities	682	(180)	502
Cash flow hedges:
Unrealized holding losses	(310)	82	(228)
Net unrealized losses on cash flow hedges	(310)	82	(228)
Pension Plan:
Unrealized net actuarial gain	2,180	(575)	1,605
Less: amortization of unrecognized loss	(998)	263	(735)
Net pension plan liability adjustment	3,178	(838)	2,340
SERP:
Unrealized net actuarial loss	(2,448)	646	(1,802)
Less: amortization of unrecognized loss	7	(2)	5
Net SERP liability adjustment	(2,455)	648	(1,807)
Other comprehensive income	$4,345	$(1,146)	$3,199

Components of Other Comprehensive Loss (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the year ended December 31, 2022
Available for sale (AFS) securities with credit related impairment:
Unrealized holding losses	$(835)	$221	$(614)
Less: accretable yield recognized in income	202	(54)	148
Net unrealized losses on investments with credit related impairment	(1,037)	275	(762)
Available for sale securities – all other:
Unrealized holding losses	(22,792)	6,043	(16,749)
Unrealized holding losses on securities transferred from available for sale to held to maturity	8,328	(2,208)	6,120
Less: gains recognized in income	3	(1)	2
Net unrealized losses on all other AFS securities	(14,467)	3,836	(10,631)
Held to maturity securities:
Unrealized holding losses on securities transferred to held to maturity	(8,328)	2,208	(6,120)
Less: gains recognized in income	91	(24)	67
Less: amortization recognized in income	(841)	223	(618)
Net unrealized losses on HTM securities	(7,578)	2,009	(5,569)
Cash flow hedges:
Unrealized holding gains	1,521	(405)	1,116
Net unrealized gains on cash flow hedges	1,521	(405)	1,116
Pension Plan:
Unrealized net actuarial gain	931	(247)	684
Less: amortization of unrecognized loss	(1,117)	296	(821)
Net pension plan liability adjustment	2,048	(543)	1,505
SERP:
Unrealized net actuarial gain	3,307	(877)	2,430
Less: amortization of unrecognized loss	(271)	72	(199)
Net SERP liability adjustment	3,578	(949)	2,629
Other comprehensive loss	$(15,935)	$4,223	$(11,712)

The following tables present the details of accumulated other comprehensive loss components for the years ended December 31, 2023 and 2022:

Details of Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement
(in thousands)	2023	Where Net Income is Presented
Net unrealized losses on investment securities with credit related impairment:
Accretable Yield	$202	Interest income on taxable investment securities
Taxes	(53)	Provision for income tax expense
	$149	Net of tax
Net unrealized losses on available for sale investment securities - all other:
Loss on sales	$(4,214)	Net gains
Taxes	1,112	Provision for income tax expense
	$(3,102)	Net of tax
Net unrealized gains on held to maturity investment securities:
Amortization	$(682)	Interest income on taxable investment securities
Taxes	180	Provision for income tax expense
	$(502)	Net of tax
Net pension plan liability adjustment:
Amortization of unrecognized loss	$(998)	Other expense
Taxes	263	Provision for income tax expense
	$(735)	Net of tax
Net SERP liability adjustment:
Amortization of unrecognized loss	$7	Other expense
Taxes	(2)	Provision for income tax expense
	$5	Net of tax
Total reclassifications for the period	$(4,185)	Net of tax

Details of Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement
(in thousands)	2022	Where Net Income is Presented
Net unrealized losses on investment securities with credit related impairment:
Accretable Yield	$202	Interest income on taxable investment securities
Taxes	(54)	Provision for income tax expense
	$148	Net of tax
Net unrealized gains on available for sale investment securities - all other:
Gains on sales	$3	Net gains
Taxes	(1)	Provision for income tax expense
	$2	Net of tax
Net unrealized gains on held to maturity investment securities:
Amortization	$(841)	Interest income on taxable investment securities
Gains recognized	91	Provision for income tax expense
Taxes	199	Net of tax
	$(551)
Net pension plan liability adjustment:		Other expense
Amortization of unrecognized loss	$(1,117)	Other expense
Taxes	296	Net of tax
	$(821)
Net SERP liability adjustment:		Other expense
Amortization of unrecognized loss	$(271)	Other expense
Taxes	72	Net of tax
	$(199)	Net of tax
Total reclassifications for the period	$(1,421)

13. Income Taxes

The provision for income taxes consists of the following for the years ended December 31, 2023 and 2022:

(in thousands)	2023	2022
Current Tax expense:
Federal	$4,002	$5,504
State	1,303	2,034
	$5,305	$7,538
Deferred tax (benefit)/expense:
Federal	$(774)	$339
State	(115)	256
	$(889)	$595
Income tax expense for the year	$4,416	$8,133

The reconciliation between the statutory federal income tax rate and effective income tax rate for the years ended December 31, 2023 and 2022 is as follows:

	2023	2022
Federal statutory rate	21.0%	21.0%
Tax-exempt income on securities and loans	(0.8)	(0.8)
Tax-exempt BOLI income	(1.3)	(0.8)
State income tax, net of federal tax benefit	4.7	5.6
Tax credits	(0.8)	(0.4)
Other	(0.1)	(0.1)
	22.7%	24.5%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation’s temporary differences as of December 31, 2023 and 2022 are as follows:

(in thousands)	2023	2022
Deferred tax assets:
Allowance for credit losses	$4,855	$3,880
Deferred fees	96	54
Deferred compensation	1,285	1,163
Federal and state tax loss carry forwards	2,776	2,873
Unrealized loss on investment securities	7,356	8,419
SERP	2,622	1,948
Lease liability	362	471
Low income housing	439	511
Other than temporary impairment on investment securities	464	520
Other real estate owned	83	120
Other	392	133
Total deferred tax assets	20,730	20,092
Valuation allowance	(2,776)	(2,873)
Total deferred tax assets less valuation allowance	17,954	17,219
Deferred tax liabilities:
Goodwill and other intangibles	(2,762)	(2,736)
Lease right-of-use asset	(282)	(418)
Pension	(2,958)	(2,121)
Depreciation	(403)	(921)
Derivative contract	(200)	(283)
Other	(216)	(135)
Total deferred tax liabilities	(6,821)	(6,614)
Net deferred tax assets	$11,133	$10,605

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

At December 31, 2023, the Corporation had Maryland net operating losses (“NOLs”) and other MD carryforwards of $39.1 million for which a deferred tax asset of $2.8 million has been recorded. There has been and continues to be a full valuation allowance on these NOLs based on management’s belief that it is more likely than not that these NOLs will not be realized prior to the expiration of their carry-forward periods because the Corporation will not generate sufficient taxable income in the future to fully utilize the NOLs. The valuation allowance was $2.8 million at December 31, 2023 and $2.9 million at December 31, 2022.

The Corporation and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states jurisdictions. The 2018-2020 tax years remain open under the standard statute of limitations. Also, with few exceptions, the Corporation is no longer subject to state income tax examinations for tax years before 2020.

Any interest and penalties on income tax assessments or income tax refunds are recognized in the Consolidated Statements of Income as a components of interest expense (income) and other operating expense. There were no amounts of accrued tax-related interest and penalties at December 31, 2023 and 2022. Furthermore, there were no net interest and penalties related to unrecognized tax benefits for the periods presented.

14. Equity Compensation Plans

At the 2018 Annual Meeting of Shareholders, First United Corporation’s shareholders approved the First United Corporation 2018 Equity Compensation Plan (the “Equity Plan”) which authorizes the issuance of up to 325,000 shares of common stock to employees, directors, and qualifying consultants pursuant to stock options, stock appreciation rights, stock awards, dividend equivalents, and other stock-based awards.

The Corporation complies with the provisions of ASC Topic 718, Compensation- Stock Compensation, in measuring and disclosing stock compensation cost.  The measurement objective in ASC Paragraph 718-10-30-6 requires public companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award.  The cost is recognized in expense over the period in which an employee is required to provide service in exchange for the award (the vesting period).

Pursuant to First United Corporation’s director compensation policy, each director receives an annual retainer of 1,000 shares of First United Corporation common stock, plus $15,000 to be paid, at the director’s election, in cash or additional shares of common stock.  In May 2023, a total of 16,931 fully vested shares of common stock were issued to directors, which had a grant date fair value of $13.23 per share.  In May 2022, a total of 14,940 fully vested shares of common stock were issued to directors, which had a grant date fair value of $18.92 per share.  In January 2023, a total of 333 fully vested shares of common stock were issued to a new director, which had a grant date fair value of $19.36 per share.  In October 2023, a total of 852 fully vested shares of common stock were issued to a new director, which had a grant date fair value of $16.26 per share.  Director stock compensation expense was $255,937 for the year ended December 31, 2023 and $266,920 for the year ended December 31, 2022.

Employee stock compensation was $33,279 and $79,464 for the years ended December 31, 2023 and 2022, respectively.

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

The RSUs granted to each of the foregoing officers consist of (i) a performance vesting award for a three year performance period and (ii) a time-vesting award that will vest ratably over a three year period. Target performance levels were set based on the annual budget which supports the Corporation’s long-term objective of achieving high performance as compared to peers. Threshold performance is the minimum level of acceptable performance as defined by the Committee and maximum performance represented a level potentially achievable under ideal circumstances. Achievement of the threshold performance level would result in each executive participant earning a payout at 50% of his or her respective target award opportunity. Achievement of the target performance level would result in the executive participant earning the target award and achievement at or above the maximum performance level would result in the executive participant earning 150% of the target opportunity. Actual results for any goal that falls between performance levels would be interpolated to calculate a proportionate award. For the performance period ending December 31, 2022, the RSUs performance goals are based on earnings per share for the year ending December 31, 2022 and growth in tangible book value per share during the performance period. For the performance period ending December 31, 2023, the RSUs performance goals are based on earnings per share for the year ending December 31, 2023 and growth in tangible book value per share during the performance period.  For the performance period ending December 31, 2024, the RSUs performance goals are based on earnings per share for the year ending December 31, 2024 and growth in tangible book value per share during the performance period.  For the performance period ending December 31, 2025, the RSUs performance goals are based on earnings per share for the year ended December 31, 2025 and growth in tangible book value per share during the performance period.

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

In the first quarter of 2020, RSUs were granted relating to (i) 9,791 performance-vesting shares (target level) for the performance period ending December 31, 2021 (the “2019 LTIP year”) and (ii) 10,143 performance-vesting shares and 5,070 time-vesting shares (target level) for the performance period ending December 31, 2022 (the “2020 LTIP year”).  Each RSU had a grant date fair market value of $12.54 per share of common stock underlying the RSU.  The time-vesting RSUs will vest ratably over a three-year period that began on March 26, 2021.  On March 9, 2022, 14,688 shares subject to RSUs granted for the 2019 LTIP year were issued at maximum performance level. On March 8, 2023, 15,216 shares subject to RSUs granted for the 2020 LTIP year were issued at maximum performance.  On March 26, 2021, 1,690 of the 5,070 time-vesting shares were issued to participants.  On March 28, 2022, 1,688  shares of the 3,380 remaining time-vesting shares were issued to participants.  On March 26, 2023, 1,692 shares of the remaining time-vesting shares were issued to participants.  Stock compensation expense was $15,896 for the year ended December 31, 2023, and $73,816 for the year ended December 31, 2022.  All compensation expense related to the 2019 LTIP year was recognized as of March 31, 2022.  All compensation expense related to the 2020 LTIP plans was recognized as of March 31, 2023.

In May 2021, RSUs relating to 7,389 performance-vesting shares and 3,693 time-vesting shares (target level) for plan year 2021 were granted, which had a grant date fair market value of $17.93 per share of common stock underlying each RSU.  The performance period for the performance-vesting RSUs is the three-year period ending December 31, 2023.  The time-vesting RSUs will vest ratably over a three-year period beginning on May 5, 2022. On May 5, 2022, 1,230 shares of the 3,693 time-vesting RSUs were issued to participants.  On May 5, 2023, 1,230 shares of the remaining 2,463 time-vesting shares were issued to the participants.  Net stock compensation (credit)/expense was ($51,555) and $66,285 for the years ended December 2023 and 2022.  Unrecognized compensation expense as of December 31, 2023 related to unvested units was $7,365.

In March 2022, RSUs relating to 8,096 performance-vesting shares and 6,238 time-vesting shares (target level) for plan year 2022 were granted, which had a grant date fair market value of $21.88 per share of common stock underlying each RSU.  The performance period for the performance-vesting RSUs is the three-year period ending December 31, 2024.  The time-vesting RSUs will vest ratably over a three year period beginning on March 9, 2023.  On March 9, 2023, 2,079 shares of the 6,238 time-vesting RSUs were issued to participants. Stock compensation expense was $104,580 and $78,436 for the years ended December 31, 2023 and 2022, respectively.  Unrecognized compensation expense as of December 31, 2023 related to unvested units was $130,726.

In March 2023, RSUs relating to 10,214 performance-vesting shares and 7,920 time-vesting shares (target level) for plan year 2023 were granted, which had a grant date fair market value of $18.25 per share of common stock underlying each RSU.  The performance period for the performance-vesting RSUs is the three year period ending December 31, 2025.  The time-vesting RSUs will vest ratably over a three-year period beginning on March 15, 2024. Stock compensation expense was $82,755 for  the year ended Decmber 31, 2023.  Unrecognized compensation expense as of December 31, 2023 related to unvested units was $248,264.

15. Employee Benefit Plans

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

In January 2021, the Board of Directors approved discretionary contributions to three participants totaling $101,257. The Corporation recorded $50,628 of related compensation expense for 2022 related to these contributions.  In January 2022, the Board of Directors approved discretionary contributions to three participants totaling $103,689.  The Corporation recorded $51,844 of related compensation expense for both 2023 and 2022 related to these contributions.  In January 2023, the Board of Directors approved discretionary contributions to three participants totaling $108,184.  The Corporation recorded $54,092 of related compensation expense for 2023.  Each discretionary contribution has a two year vesting period.

The following tables summarize benefit obligation and funded status, plan asset activity, components of net pension cost, and weighted average assumptions for the Pension Plan and the Defined Benefit SERP:

	Pension		Defined Benefit SERP
(in thousands)	2023	2022	2023	2022
Change in Benefit Obligation
Obligation at the beginning of the year	$40,184	$54,931	$7,194	$10,395
Service cost	25	57	102	165
Interest cost	2,050	1,535	367	286
Change in discount rate and mortality assumptions	314	(11,930)	—	—
Actuarial losses/(gains)	144	(736)	2,450	(3,316)
Benefits paid	(2,103)	(3,673)	(336)	(336)
Obligation at the end of the year	40,614	40,184	9,777	7,194
Change in Plan Assets
Fair value at the beginning of the year	48,185	59,696	—	—
Actual return on plan assets	5,740	(7,838)	—	—
Employer contribution	—	—	336	336
Benefits paid	(2,103)	(3,673)	(336)	(336)
Fair value at the end of the year	51,822	48,185	—	—
Funded/(Unfunded) Status	$11,208	$8,001	$(9,777)	$(7,194)

	Pension		Defined Benefit SERP
(in thousands)	2023	2022	2023	2022
Components of Net Pension Cost
Service cost	$25	$57	$102	$165
Interest cost	2,050	1,535	367	286
Expected return on assets	(3,062)	(3,810)	—	—
Amortization of recognized loss	998	1,117	(7)	271
Net pension (income)/expense in employee benefits	$11	$(1,101)	$462	$722
Weighted Average Assumptions used to determine benefit obligations:
Discount rate for benefit obligations	5.02%	5.24%	4.99%	5.23%
Discount rate for net pension cost	5.24%	2.85%	—	—
Expected long-term return on assets	6.50%	6.50%	—	—
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%

The accumulated benefit obligation for the Pension Plan was $38.3 million and $37.8 million at December 31, 2023 and 2022, respectively. The accumulated benefit obligation for the Defined Benefit SERP was $8.3 million and $6.9 million at December 31, 2023 and 2022, respectively.

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

Asset Class	Normalized Target	Range
Cash	2%	0% - 20%
Fixed Income	43%	30% - 50%
Equities	55%	45% - 65%

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

At December 31, 2023 and 2022, the value of Pension Plan investments was as follows:

December 31, 2023			Fair Value Hierarchy
(in thousands)	Assets at Fair Value	% of Portfolio	Level 1	Level 2
Cash and cash equivalents	$1,217	2.3%	$1,217	$—
Fixed income securities:
U.S. Government and Agencies	5,554	10.7%	—	5,554
Taxable municipal bonds and notes	2,503	4.8%	—	2,503
Corporate bonds and notes	10,258	19.8%	—	10,258
Preferred stock	276	0.5%	—	276
Fixed income mutual funds	3,302	6.4%	3,302	—
Total fixed income	21,893	42.2%	3,302	18,591
Equities:
Large Cap	19,780	38.2%	19,780	—
Mid Cap	1,500	2.9%	1,500	—
Small Cap	4,564	8.8%	4,564	—
International	2,868	5.6%	2,868	—
Total equities	28,712	55.5%	28,712	—
Total market value	$51,822	100.0%	$33,231	$18,591
Note: The Large cap equities includes 194,124 shares of First United Corporation common stock at December 31, 2023 and 2022

December 31, 2022			Fair Value Hierarchy
(in thousands)	Assets at Fair Value	% of Portfolio	Level 1	Level 2
Cash and cash equivalents	$985	2.0%	$985	$—
Fixed income securities:
U.S. Government and Agencies	2,770	5.8%	—	2,770
Taxable municipal bonds and notes	4,166	8.6%	—	4,166
Corporate bonds and notes	10,575	21.9%	—	10,575
Preferred stock	474	1.0%	—	474
Fixed income mutual funds	5,454	11.4%	5,454	—
Total fixed income	23,439	48.7%	5,454	17,985
Equities:
Large Cap	15,743	32.7%	15,743	—
Mid Cap	1,225	2.5%	1,225	—
Small Cap	3,815	7.9%	3,815	—
International	2,978	6.2%	2,978	—
Total equities	23,761	49.3%	23,761	—
Total market value	$48,185	100.0%	$30,200	$17,985

As of December 31, 2023, the 25-year average return on pension portfolio assets was 6.59%, exceeding the expected long-term return of 6.50% utilized for 2023.  Considering that future equity returns are partially a function of current starting valuations and the general level of interest rates, return expectations by market analysts have risen due to the large equity pullback and interest rates rising to multiyear highs.  With equity valuations near historical averages and the monetary policy normalization process likely being near conclusion, it is considered appropriate to maintain the expected long-term rate of return of 6.50% for 2024.

Estimated cash flows related to expected future benefit payments from the Pension Plan and Defined Benefit SERP are as follows:

(in thousands)	Pension Plan	Defined Benefit SERP
2024	$2,217	$336
2025	2,267	336
2026	2,353	602
2027	2,401	655
2028	2,524	643
2029-2033	13,450	3,628

First United Corporation made no contributions to the Pension Plan in 2023 or 2022. First United Corporation will continue to evaluate future annual contributions to the Pension Plan based upon its funded status and an evaluation of the future benefits to be provided thereunder. The Bank expects to fund the annual projected benefit payments for the Defined Benefit SERP from operations.

The estimated costs that will be amortized from accumulated other comprehensive loss into net periodic pension cost during the next fiscal year are as follows:

(in thousands)	Pension	Defined Benefit SERP
Net actuarial loss	$811	$157
	$811	$157

16. 401(k) Profit Sharing Plan

In furtherance of First United Corporation’s belief that every employee should have the ability to accrue retirement benefits, it adopted the 401(k) Profit Sharing Plan, which is available to all employees, including executive officers. Employees are automatically entered in the plan on the first of the month following completion of 30 days of service to First United Corporation and/or its subsidiaries. Employees have the opportunity to opt out of participation or change their deferral amounts under the plan at any time. In addition to contributions by participants, the plan contemplates employer matching and the potential of discretionary contributions to the accounts of participants. First United Corporation believes that matching contributions encourage employees to participate and thereby plan for their post-retirement financial future. Beginning with the 2008 plan year, First United Corporation enhanced the match formula to 100% on the first 1% of salary reduction and 50% on the next 5% of salary reduction. This match is accrued for all participants, including executive officers, immediately upon entering the plan on the first day of the month following the completion of 30 days of employment.  Additionally, First United Corporation accrued a non-elective employer contribution during 2023 for all employees other than employees who participate in the Defined Benefit SERP and Defined Contribution SERP and those employees meeting the age plus service requirement in the Pension Plan equal to 4.0% of each employee’s salary, and 0.5% of each employee’s salary hired before January 1, 2010, which will be paid in the first quarter of 2024. The employee must be a plan participant and be actively employed on the last day of the plan year to share in the discretionary profit sharing contribution, except in the case of death, disability, or retirement of the participant.  Expense charged to operations for the 401(k) Plan was $1.4 million in 2023 and $1.3 million in 2022.

17. Federal Reserve Requirements

The Bank is required to maintain cash reserves with the Federal Reserve Bank of Richmond based on specified deposit liabilities. Effective March 26, 2020, the FRB reduced reserve requirement ratios to 0%. This action eliminated reserve requirements for all depository institutions.

18. Contractual Obligations, Commitments and Contingent Liabilities

Contractual Obligations

The Corporation enters into contractual obligations in the normal course of business. Among these obligations are FHLB advances and junior subordinated debentures, operating lease agreements for banking and subsidiaries’ offices, and for data processing and telecommunications equipment.  At December 31, 2023, no large capital obligations are anticipated.

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

Commitments to extend credit in the form of consumer, commercial and business as of December 31, 2023 and December 31, 2022 are as follows:

(in thousands)	2023	2022
Residential mortgage - home equity	$72,080	$70,845
Residential mortgage - construction	17,684	25,499
Commercial	160,196	153,235
Consumer - personal credit lines	4,186	4,323
Standby letters of credit	11,037	14,325
Total	$265,183	$268,227

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

19. Fair Value of Financial Instruments

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

The fair value of investments available-for-sale is determined using a market approach. At December 31, 2023 and 2022, the U.S. Government agencies and treasuries, residential and commercial mortgage-backed securities, and municipal bonds segments are classified as Level 2 within the valuation hierarchy. Their fair values were determined based upon market-corroborated inputs and valuation matrices, which were obtained through third party data service providers or securities brokers through which we have historically transacted both purchases and sales of investment securities.

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

Individually evaluated loans – Loans included in the table below are those that are considered individually evaluated with a specific allocation or with partial charge-offs, based upon the guidance of the loan impairment subsection of the Receivables Topic, ASC Section 310-10-35, under which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. Fair value consists of the loan balance less its valuation allowance and is generally determined based on independent third-party appraisals of the collateral or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values based upon the lowest level of input that is significant to the fair value measurements.

Equity investments- Equity investments included in the table below are considered are recorded with a write-down to fair value recorded in other operating expenses.  Fair value of the equity investment was based on an independent third-party valuation report where the value was determined based on the revenue multiples of like kind information technology businesses.  These assets are included as Level 3 fair values based upon the lowest level of input that is significant to the fair value measurements.

Other real estate owned – OREO included in the table below are recorded with specific write-downs. Fair value of other real estate owned was based on independent third-party appraisals of the properties. These values were determined based on the sales prices of similar properties in the approximate geographic area. These assets are included as Level 3 fair values based upon the lowest level of input that is significant to the fair value measurements.

For assets and liabilities measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2023 and 2022 are as follows:

		Fair Value Measurements at
		December 31, 2023 Using
		(in Thousands)
	Assets & Liabilities Measured at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	12/31/23	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$6,034		$6,034
Residential mortgage-backed agencies	$20,563		$20,563
Commercial mortgage-backed agencies	$28,417		$28,417
Collateralized mortgage obligations	$16,356		$16,356
Obligations of states and political subdivisions	$10,312		$10,312
Corporate bonds	$778		$778
Collateralized debt obligations	$14,709			$14,709
Financial derivative	$756		$756
Non-recurring:
Individually evaluated loans	$—			$—
Equity investments	$3,087			$3,087
Other real estate owned	$4,443			$4,443

		Fair Value Measurements at
		December 31, 2022 Using
		(in Thousands)
	Assets & Liabilities Measured at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	12/31/22	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. treasuries	$9,462		$9,462
U.S. government agencies	$37,401		$37,401
Residential mortgage-backed agencies	$30,732		$30,732
Commercial mortgage-backed agencies	$21,044		$21,044
Collateralized mortgage obligations	$10,492		$10,492
Obligations of states and political subdivisions	$887		$887
Collateralized debt obligations	$15,871			$15,871
Financial derivative	$1,068		$1,068
Non-recurring:
Individually evaluated loans	$211			$211
Equity investment	$1,796			$1,796
Other real estate owned	$—			$—

There were no transfers of assets between any of the levels of the fair value hierarchy for the years ended December 31, 2023 or December 31, 2022.

For Level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2023 and 2022, the significant unobservable inputs used in the fair value measurements were as follows:

(in thousands)	Fair Value at December 31, 2023	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:
Investment Securities – available for sale - CDO	$14,709	Discounted Cash Flow	Discount Rate	Range of low to mid 500 and low to mid 600
Non-recurring:
Equity Investments	$3,087	Market Method	Revenue Multiples	2.8x
Other Real Estate Owned	$4,443	Market Comparable Properties	Marketability Discount	5.0% to 15.0% (weighted avg 5.9%)

(in thousands)	Fair Value at December 31, 2022	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:
Investment Securities – available for sale - CDO	$15,871	Discounted Cash Flow	Discount Rate	Range of low to mid 300 and low to high 400
Non-recurring:
Individually Evaluated Loans	$211	Market Comparable Properties	Marketability Discount	10.0% to 15.0%
Equity Investment	$1,796	Market Method	Revenue Multiples	2.8x
Other Real Estate Owned	$—	Market Comparable Properties	Marketability Discount

(1)	Range would include discounts taken since appraisal and estimated values

The following tables show a reconciliation of the beginning and ending balances for fair valued assets measured using Level 3 significant unobservable inputs for the years ended December 31, 2023 and 2022:

Fair Value Measurement Using Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale
Beginning balance January 1, 2023	$15,871
Total gains/(losses) realized/unrealized:
Included in other comprehensive income	(1,162)
Ending balance December 31, 2023	$14,709

Fair Value Measurement Using Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale
Beginning balance January 1, 2022	$17,192
Total gains/(losses) realized/unrealized:
Included in other comprehensive income	(1,321)
Ending balance December 31, 2022	$15,871

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

The following table presents fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value. The actual carrying amounts and estimated fair values of the Corporation’s financial instruments that are included in the statement of financial condition are as follows:

	December 31, 2023		Fair Value Measurements
	Carrying	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$48,343	$48,343	$48,343
Interest bearing deposits in banks	1,410	1,410	1,410
Investment securities - AFS	97,169	97,169		$82,460	$14,709
Investment securities - HTM	214,297	184,415		182,510	1,905
Restricted bank stock	5,250	N/A
Loans, net	1,388,847	1,319,456			1,319,456
Financial derivative	778	778		778
Accrued interest receivable	7,487	7,487		828	6,659
Financial Liabilities:
Deposits – non-maturity	1,355,444	1,355,444		1,355,444
Deposits – time deposits	195,533	193,337		193,337
Short-term borrowed funds	45,418	45,418		45,418
Long-term borrowed funds	110,929	110,809		110,809
Accrued interest payable	612	612		612

	December 31, 2022		Fair Value Measurements
	Carrying	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$72,720	$72,720	$72,720
Interest bearing deposits in banks	1,595	1,595	1,595
Investment securities - AFS	125,889	125,889		$110,018	$15,871
Investment securities - HTM	235,659	203,080		182,380	20,700
Restricted bank stock	1,027	N/A
Loans, net	1,264,684	1,177,702			1,177,702
Financial derivative	1,068	1,068		1,068
Accrued interest receivable	6,051	6,051		933	5,118
Financial Liabilities:
Deposits – non-maturity	1,450,210	1,450,210		1,450,210
Deposits – time deposits	120,523	120,083		120,083
Financial derivative	—	—		—
Short-term borrowed funds	64,565	64,565		64,565
Long-term borrowed funds	30,929	30,909		30,909
Accrued interest payable	151	151		151

20. Derivative Financial Instruments

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

In March 2016, the Corporation entered into four interest rate swap contracts totaling $30.0 million notional amount, hedging future cash flows associated with floating rate trust preferred debt. As of December 31, 2023, $15.0 million notional amount remains.   The interest rate swap creates an effective fixed interest rate of 4.6450% on the $15.0 million notional amount of the Corporation’s junior subordination debt until the interest rate swap’s maturity in March 2026.

The fair value of the interest rate swap contracts was $0.8 million and $1.1 million at December 31, 2023 and December 31, 2022, respectively.

For the year ended December 31, 2023, the Corporation recorded a decrease in the value of the derivatives of $0.3 million and the related deferred tax of $0.1 million in net accumulated other comprehensive loss to reflect the effective portion of cash flow hedges. ASC Subtopic 815-30 requires the net accumulated other comprehensive loss to be reclassified to earnings if the hedge becomes ineffective or is terminated. There was no hedge ineffectiveness recorded for the year ended December 31, 2023. The Corporation does not expect any material losses relating to these hedges to be reclassified into earnings within the next 12 months.

Interest rate swap agreements are entered into with counterparties that meet established credit standards and the Corporation believes that the credit risk inherent in these contracts is not significant at December 31, 2023.

The table below discloses the impact of derivative financial instruments on the Corporation’s Consolidated Financial Statements for the years ended December 31, 2023 and December 31, 2022.

Derivative in Cash Flow Hedging Relationships

(in thousands)	Amount of (loss)/gain recognized in OCI on derivative (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion) (1)	Amount of gain or (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing) (2)
Interest rate contracts:
December 31, 2023	$(228)	$—	$—
December 31, 2022	$1,116	$—	$—

Notes:

(1)	Reported as interest expense
(2)	Reported as other income

21. Revenue Recognition

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of ASC Topic 606, for the years ended December 31, 2023 and 2022.

	Year Ended
	December 31,
(in thousands)	2023	2022
Noninterest income
In-scope of Topic 606:
Service charges on deposit accounts	$2,198	$1,981
Other service charges	929	925
Trust department	8,282	8,244
Debit card income	4,101	3,958
Brokerage commissions	1,160	1,049
Noninterest income (in-scope of Topic 606)	16,670	16,157
Noninterest income (out-of-scope of Topic 606)	1,661	1,721
Total Noninterest Income	$18,331	$17,878

22. Segment Reporting

Currently, the Corporation conducts business in two operating segments:  (i) Community Banking and (ii) Trust and Investment Services.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies provided earlier in this report.

Business activity for the operating segments are as follows:

Community Banking:  The Community Banking segment is conducted through the Bank and involves delivering a broad range of financial products and services, including various loan and deposit products, to consumer, business, and not-for-profit customers.  Parent company income and assets are included in the Community Banking segment, as the majority of parent company functions are related to this segment.  Major revenue sources include net interest income, gains on sales of mortgage loans, and service charges on deposit accounts.  Expenses include personnel, occupancy, marketing, equipment, and other expenses.  Non-cash charges other than depreciation of fixed assets were immaterial for the years  ended December 31, 2023 and 2022.

Trust and Investment Services:  The Trust and Investment Services segment is conducted through the Bank and offers corporate trustee services, trust and estate administration, IRA administration and custody services.  Revenues for this segment is generated from administration, service and custody fees, as well as management fees that are derived from Assets Under Management.  Expenses include personnel, occupancy, marketing, equipment, and other expenses.   Non-cash charges associated with amortization of intangibles were approximately $208,000 for the years ending December 31, 2023 and 2022.

Information for the operating segments for the years ended December 31, 2023 and 2022 are presented in the following tables:

	December 31, 2023
		Trust and
	Community	Investment
(in thousands)	Banking	Services	Total
Interest income	$81,156	$—	$81,156
Interest expense	24,286	—	24,286
Credit loss expense	1,620	—	1,620
Non-interest income	5,027	9,442	14,469
Non-interest expense	45,098	5,145	50,243
Income before income taxes and intercompany fees	15,179	4,297	19,476
Intercompany management fee income (expense)	12	(12)	—
Income before income taxes	15,191	4,285	19,476
Income tax expense	3,514	902	4,416
Net income	$11,677	$3,383	$15,060

	December 31, 2022
		Trust and
	Community	Investment
(in thousands)	Banking	Services	Total
Interest income	$62,422	$—	$62,422
Interest expense	4,789	—	4,789
Loan loss credit	(627)	—	(627)
Non-interest income	8,757	9,293	18,050
Non-interest expense	38,435	4,694	43,129
Income before income taxes and intercompany fees	28,582	4,599	33,181
Intercompany management fee income (expense)	12	(12)	—
Income before income taxes	28,594	4,587	33,181
Income tax expense	7,168	965	8,133
Net income	$21,426	$3,622	$25,048

Total non-fiduciary assets of the trust and investment services segment were $0.7 million (including $0.6 million in intangible assets) at December 31, 2023 and $0.9 million (including $0.8 million in intangible assets) at December 31, 2022.  All other assets (including goodwill of $11.0 million as of December 31 2023 and 2022 and other intangible assets of $0.5 million and $0.6 million as of December 31, 2023 and 2022, respectively) were held by the community banking segment.

23. Parent Company Only Financial Information

Condensed Statements of Financial Condition

	December 31,
(in thousands)	2023	2022
Assets
Cash	$9,739	$11,296
Investment securities- Available for Sale (at fair value)	13,591	14,603
Investment in bank subsidiary	164,878	153,245
Investment in non-bank subsidiaries	929	929
Other assets	9,794	8,273
Total Assets	$198,931	$188,346
Liabilities and Shareholders' Equity
Accrued interest and other liabilities	$4,799	$4,425
Dividends payable	1,330	1,199
Junior subordinated debt	30,929	30,929
Shareholders' equity	161,873	151,793
Total Liabilities and Shareholders' Equity	$198,931	$188,346

Condensed Statements of Income

	Year Ended
	December 31,
(in thousands)	2023	2022
Income:
Dividend income from bank subsidiary	$6,130	$14,995
Interest income on investments	1,715	780
Other income	75	63
Total other income	1,790	843
Total Income	7,920	15,838
Expenses:
Interest expense	1,950	1,451
Other expenses	715	249
Total Expenses	2,665	1,700
Income before income taxes and equity in undistributed net income of subsidiaries	5,255	14,138
Applicable income tax benefit	213	194
Net income before equity in undistributed net income of subsidiaries	5,468	14,332
Equity in undistributed net income of subsidiaries:
Bank	9,592	10,716
Net Income	$15,060	$25,048

Condensed Statements of Comprehensive Income

	Year Ended
	December 31,
Components of Comprehensive Income (in thousands)	2023	2022
Net Income	$15,060	$25,048
Unrealized losses on AFS Securities, net of tax	(771)	(954)
Unrealized (losses)/gains on cash flow hedges, net of tax	(228)	1,116
Other comprehensive (loss)/income, net of tax	(999)	162
Comprehensive income	$14,061	$25,210

Condensed Statements of Cash Flows

	Year Ended
	December 31,
(in thousands)	2023	2022
Operating Activities
Net Income	$15,060	$25,048
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(9,592)	(10,716)
Increase in other assets	(1,280)	(448)
Increase in accrued interest payable and other liabilities	273	655
Stock compensation	527	532
Net cash provided by operating activities	4,988	15,071
Financing Activities
Proceeds from issuance of common stock	293	217
Repurchase of common stock	(1,495)	—
Cash dividends on common stock	(5,343)	(4,192)
Net cash used in financing activities	(6,545)	(3,975)
Increase in cash and cash equivalents	(1,557)	11,096
Cash and cash equivalents at beginning of year	11,296	200
Cash and cash equivalents at end of year	$9,739	$11,296

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

This annual report does not include an integrated audit report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to audit by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company (a non-accelerated filer) to provide only management’s report in this annual report.

An evaluation of the effectiveness of these disclosure controls and procedures as of December 31, 2023 was carried out under the supervision and with the participation of the Corporation’s management, including the PEO and the PFO. Based on that evaluation, the Corporation’s management, including the PEO and the PFO, has concluded that the Corporation’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of the Corporation’s internal control over financial reporting as of December 31, 2023. Management’s report on the Corporation’s internal control over financial reporting is included on the following page.

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

Management assessed the effectiveness of First United Corporation’s internal control over financial reporting as of December 31, 2023, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework (2013 Framework). Based on this assessment and on the foregoing criteria, management has concluded that, as of December 31, 2023, First United Corporation’s internal control over financial reporting is effective.

Dated:	March 15, 2024

/s/ Carissa L. Rodeheaver		/s/ Tonya K. Sturm
Carissa L. Rodeheaver, CPA		Tonya K. Sturm
Chairman of the Board, President		Senior Vice President and
And Chief Executive Officer		Chief Financial Officer
(Principal Executive Officer)		(Principal Financial Officer)

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not Applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Corporation has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) applicable to its principal executive officer, principal financial officer, principal accounting officer, or controller, or persons performing similar functions.  A copy of the Code of Ethics is available free of charge upon request to Mr. Jason B. Rush, Senior Vice President and Chief Operating Officer, First United Corporation, c/o First United Bank & Trust, 19 S. Second Street, Oakland, MD 21550. This Code of Ethics is also available on the Investor Relations page of the Corporation’s website at https://s25.q4cdn.com/317318878/files/doc_downloads/2022/01/Senior-Financial-Officer-Code-of-Business-Conduct-and-Ethics.pdf

The Corporation has adopted an Insider Trading Policy that applies to directors and executive officers of the Corporatiin and its Subsidiaries.   See Exhibit 19.1:  First United Corporation Insider Trading Policy.

All other information required by this item is incorporated herein by reference to the following sections of the Corporation’s definitive Proxy Statement for the 2024 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A (the “2024 Proxy Statement”):

●	Election of Directors (Proposal 1);
●	Continuing Directors;
●	Qualifications of Director Nominees and Current Directors;
●	Executive Officers;
●	Delinquent Section 16(a) Reports; and
●	Corporate Governance and Related Matters (under Committees of the Board - Audit Committee).

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the sections of the 2024 Proxy Statement entitled “Director Compensation” and “Executive Compensation” (excluding the information under the subheading “Pay Versus Performance”).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

At the 2018 Annual Meeting of Shareholders, the Corporation’s shareholders approved the First United Corporation 2018 Equity Compensation Plan (the “Equity Plan”), which authorizes the grant of stock options, stock appreciation rights, stock awards, dividend equivalents, and other stock-based awards. Subject to the anti-dilution provisions of the Equity Plan, the maximum number of shares for which awards may be granted to any one participant in any calendar year is 20,000 shares, without regard to whether an award is paid in cash or shares. The following table contains information as of December 31, 2023 regarding securities that are authorized for issuance under the Equity Plan:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	27,467	(1)	N/A	154,038	(2)
Equity compensation plans not approved by security holders	—		N/A	N/A
Total	27,467		N/A	154,038

Notes:

(1)	As of December 31, 2023, no options, warrants, or rights have been granted under the Equity Plan. Unexercised equity awards outstanding as of December 31, 2023 consist of time vesting and performance vesting restricted stock units (“RSUs”). The amounts shown in column (a)
(2)	Performance vesting RSUs and assume that such RSUs will vest based on the achievement of the maximum performance levels applicable thereto. The amounts shown in column (a) would be 9,154 or 18,310 if only the RSUs’ threshold performance levels or target performance levels, respectively, were to be achieved.
(3)	The amounts shown in column (c) take into account 13,312 shares subject to time vesting RSUs that have been granted but have not yet vested.

All other information required by this item is incorporated herein by reference to the section of the 2024 Proxy Statement entitled “Beneficial Ownership of Common Stock by Principal Shareholders and Management”.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the sections of the 2024 Proxy Statement entitled “Certain Relationships and Related Transactions” and “Corporate Governance and Related Matters” (“Director Independence”).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section of the 2024 Proxy Statement entitled “Audit Fees and Services”.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1), (2) and (c)  Financial Statements.

Reports of Independent Registered Public Accounting Firms

Consolidated Statement of Financial Condition as of December 31, 2023 and 2022

Consolidated Statement of Income for the years ended December 31, 2023 and 2022

Consolidated Statement of Comprehensive Income for the years ended December 31, 2023 and 2022

Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2023 and 2022

Consolidated Statement of Cash Flows for the years ended December 31, 2023 and 2022

Notes to Consolidated Financial Statements for the years ended December 31, 2023 and 2022

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

10.8	First United Corporation 2018 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to First United Corporation’s Current Report on Form 8-K filed on May 21, 2019)
10.9	First United Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to First United Corporation’s Current Report on Form 8-K filed on March 16, 2020)
10.10	Appendix A to the First United Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 of the Corporation’s Current Report on Form 8-K filed on March 15, 2022)
10.11	First United Corporation Short-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to First United Corporation’s Current Report on Form 8-K filed on March 16, 2020)
10.12	Appendix A to the First United Corporation Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Corporation’s Current Report on Form 8-K filed on March 15, 2022)*
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

19.1 21	First United Corporation Insider Trading Policy Subsidiaries (filed herewith)
23.1	Consent of Crowe LLP, Independent Registered Public Accounting Firm (filed herewith)
31.1	Certifications of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
31.2	Certifications of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)
97	Incentive Compensation Recovery Policy
101.INS	Inline XBRL Instance Document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	The cover page of First United Corporation’s Annual Report on Form 10K for the year ended December 31, 2022, formatted in Inline XBRL, included within the Exhibit 101 attachments (filed herewith).
*

Portions of Exhibit 10.12, identified in brackets, were excluded because they were immaterial and would have likely caused competitive harm to the Corporation if publicly disclosed.  Such information will be disclosed in “Executive Compensation” section of the 2024 Proxy Statement.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST UNITED CORPORATION

Date:	March 15, 2024	By:	/s/ Carissa L. Rodeheaver
Carissa L. Rodeheaver, CPA
Chairman of the Board, President
and Chief Executive Officer
(Principal Executive Officer)

Date:	March 15, 2024	By:	/s/ Tonya K. Sturm
Tonya K. Sturm,
Senior Vice President and
Chief Financial Officer,
(Principal Financial Officer
and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ John F. Barr	/s/ Brian R. Boal
John F. Barr – Director	Brian R. Boal - Director
March 15, 2024	March 15, 2024

/s/ Sanu Chadha	/s/ Christy DiPietro
Sanu Chadha - Director	Christy DiPietro– Director
March 15, 2024	March 15, 2024

/s/ Kevin R. Hessler	/s/ Patricia Milon
Kevin R. Hessler- Director	Patricia Milon– Director
March 15, 2024	March 15, 2024

/s/ Beth E. Moran	/s/ Carissa L. Rodeheaver
Beth E. Moran – Director	Carissa L. Rodeheaver – Director, President
March 15, 2024	and Chief Executive Officer
March 15, 2024

/s/ I. Robert Rudy	/s/ Marisa A. Shockley
I. Robert Rudy - Director	Marisa A. Shockley - Director
March 15, 2024	March 15, 2024

/s/ H. Andrew Walls, III	/s/ Tonya K. Sturm
H. Andrew Walls, III - Director	Tonya K. Sturm – Senior Vice President and
March 15, 2024	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer) March 15, 2024