Form 10-Q
period 2024-03-31
FIRST UNITED CORP/MD/
filed 2024-05-08
CIK 763907

th

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For quarterly period ended March 31, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:   6,648,645 shares of common stock, par value $0.01 per share, as of April 30, 2024.

INDEX TO QUARTERLY REPORT

FIRST UNITED CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

First United Corporation and Subsidiaries

Consolidated Statements of Financial Condition

(In thousands, except share data - Unaudited)

	March 31, 2024	December 31, 2023

Assets
Cash and due from banks	$85,578	$48,343
Interest bearing deposits in banks	1,354	1,410
Cash and cash equivalents	86,932	49,753
Investment securities – available for sale (at fair value)	95,580	97,169
Investment securities – held to maturity, net of allowance for credit losses of $45 and $45, respectively (fair value $152,225 at March 31, 2024 and $184,415 at December 31, 2023)	183,136	214,297
Restricted investment in bank stock, at cost	3,390	5,250
Loans held for sale	175	443
Loans	1,412,327	1,406,667
Unearned fees	(314)	(340)
Allowance for credit losses	(17,982)	(17,480)
Net loans	1,394,031	1,388,847
Premises and equipment, net	30,268	31,459
Goodwill and other intangibles	12,021	12,103
Bank owned life insurance	47,933	47,607
Deferred tax assets	10,736	11,133
Other real estate owned, net	4,402	4,493
Right of use assets	1,299	1,367
Pension asset	13,022	11,208
Accrued interest receivable	7,762	7,487
Other assets	22,266	23,244
Total Assets	$1,912,953	$1,905,860
Liabilities and Shareholders’ Equity
Liabilities:
Non-interest bearing deposits	$422,759	$427,670
Interest bearing deposits	1,140,694	1,123,307
Total deposits	1,563,453	1,550,977
Short-term borrowings	79,494	45,418
Long-term borrowings	70,929	110,929
Operating lease liability	1,484	1,556
SERP deferred compensation	9,859	9,777
Allowance for credit losses on off-balance sheet credit exposures	858	873
Accrued interest payable	919	612
Other liabilities	19,147	22,515
Dividends payable	1,329	1,330
Total Liabilities	1,747,472	1,743,987
Shareholders’ Equity:
Common Stock – par value $0.01 per share; Authorized 25,000,000 shares; issued and outstanding 6,648,645 shares at March 31, 2024 and 6,639,888 at December 31, 2023	66	66
Surplus	23,865	23,734
Retained earnings	176,272	173,900
Accumulated other comprehensive loss	(34,722)	(35,827)
Total Shareholders’ Equity	165,481	161,873
Total Liabilities and Shareholders’ Equity	$1,912,953	$1,905,860

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2024	2023

	(Unaudited)
Interest income
Interest and fees on loans	$19,218	$15,444
Interest on investment securities
Taxable	1,744	1,768
Exempt from federal income tax	53	270
Total investment income	1,797	2,038
Other	883	347
Total interest income	21,898	17,829
Interest expense
Interest on deposits:
Savings	48	79
Interest-bearing transaction accounts	4,701	2,186
Time deposits	1,517	413
Total interest on Deposits	6,266	2,678
Interest on short-term borrowings	461	31
Interest on long-term borrowings	1,359	602
Total Interest Expense	8,086	3,311
Net Interest income	13,812	14,518
Credit loss expense - loans	961	414
Credit loss expense - off-balance sheet credit exposures	(15)	129
Total credit loss expense	946	543
Net interest income after provision for credit losses	12,866	13,975
Other operating income
Net gains on sales of residential mortgage loans	82	54
Net gains	82	54
Other Income
Service charges on deposit accounts	556	516
Other service charges	215	232
Trust department	2,188	1,970
Debit card income	932	955
Bank owned life insurance	326	305
Brokerage commissions	495	297
Other	81	64
Total other income	4,793	4,339
Total other operating income	4,875	4,393
Other operating expenses
Salaries and employee benefits	7,157	7,296
FDIC premiums	269	193
Equipment expense	923	780
Occupancy expense of premises	954	785
Data processing expense	1,318	1,306
Marketing expense	134	120
Professional services	486	494
Contract labor	183	134
Telephone	109	110
Total OREO expense, net	86	124
Investor relations	53	83
Contributions	50	64
Other	1,159	1,149
Total other operating expenses	12,881	12,638
Income before income tax expense	4,860	5,730
Provision for income tax expense	1,162	1,355
Net Income	$3,698	$4,375
Basic net income per share	$0.56	$0.66
Diluted net income per share	$0.56	$0.65
Weighted average number of basic shares outstanding	6,642	6,675
Weighted average number of diluted shares outstanding	6,655	6,697
Dividends declared per common share	$0.20	$0.20

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

	Three Months Ended
	March 31,
	2024	2023

Comprehensive Income	(Unaudited)
Net Income	$3,698	$4,375
Other comprehensive loss, net of tax and reclassification adjustments:
Available for sale securities:
Unrealized holding gains/(losses) on investments with credit related impairment	$210	$(1,606)
Reclassification adjustment for accretable yield realized in income	50	50
Other comprehensive income/(loss) on investments with credit related impairment	160	(1,656)

Unrealized holding (losses)/gains on all other AFS investments	$(623)	$1,340
Other comprehensive (loss)/income on all other AFS investments	(623)	1,340

Held to Maturity Securities
Unrealized holding losses on securities transferred to held to maturity	$—	$—
Reclassification adjustment for amortization realized in income	(160)	(181)
Other comprehensive income on HTM investments	160	181

Cash flow hedges:
Unrealized holding gains/(losses) on cash flow hedges	$73	$(188)
Other comprehensive income/(loss) on cash flow hedges	73	(188)

Pension plan liability:
Unrealized holding gains on pension plan liability	$1,489	$168
Reclassification adjustment for amortization of unrecognized loss realized in income	(203)	(250)
Other comprehensive gain on pension plan liability	1,692	418

SERP liability:
Unrealized holding gains on SERP liability	$—	$—
Reclassification adjustment for amortization of unrealized (gain)/loss realized in income	(39)	2
Other comprehensive income/(loss) on SERP liability	39	(2)

Other comprehensive income before income tax	1,501	93
Income tax effect related to other comprehensive income	(396)	(24)

Other comprehensive income, net of tax	1,105	69
Comprehensive income	$4,803	$4,444

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except per share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at January 1, 2024	$66	$23,734	$173,900	$(35,827)	$161,873
Net income			3,698		3,698
Other comprehensive income				1,105	1,105
Stock based compensation		57			57
Common stock issued - 8,757 shares		74			74
Common stock dividend declared - $0.20 per share			(1,326)		(1,326)
Balance at March 31, 2024	$66	$23,865	$176,272	$(34,722)	$165,481

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at January 1, 2023	$67	$24,409	$166,343	$(39,026)	$151,793
Adoption of ASC 326- Financial Instruments- Credit Losses			(2,155)		(2,155)
Net income			4,375		4,375
Other comprehensive income				69	69
Stock based compensation		56			56
Common stock issued - 22,282 shares		64			64
Common stock dividend declared - $0.20 per share			(1,334)		(1,334)
Balance at March 31, 2023	$67	$24,529	$167,229	$(38,957)	$152,868

See accompanying notes to the consolidated financial statement

First United Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended
	March 31,
	2024	2023

	(Unaudited)
Operating activities
Net income	$3,698	$4,375
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	946	543
Depreciation	1,256	853
Stock based compensation	57	56
Gain on sales of other real estate owned	(23)	(36)
Write-downs of other real estate owned, net	—	32
Originations of loans held for sale	(1,707)	(552)
Proceeds from sales of loans held for sale	2,057	422
Gains from sales of loans held for sale	(82)	(54)
Net accretion of investment securities discounts and premiums- AFS	(22)	(15)
Net accretion of investment securities discounts and premiums- HTM	(178)	(200)
Amortization of intangible assets	82	83
Earnings on bank owned life insurance	(326)	(306)
Amortization of deferred loan (fees)/costs, net	(44)	12
Amortization of operating lease right of use asset	68	82
Decrease in accrued interest receivable and other assets	387	542
Deferred tax expense/(benefit)	397	(934)
Operating lease liability	(72)	(93)
Decrease in accrued interest payable and other liabilities	(2,906)	(1,300)
Net cash provided by operating activities	3,588	3,510
Investing activities
Proceeds from maturities/calls of investment securities - AFS	1,145	1,609
Proceeds from maturities/calls of investment securities - HTM	31,339	2,776
Proceeds from sales of other real estate owned	114	139
Net decrease/(increase) in restricted stock	1,860	(3,463)
Net increase in loans	(6,101)	(9,761)
Purchases of premises and equipment	(65)	(112)
Net cash provided by/(used in) by investing activities	28,292	(8,812)
Financing activities
Net increase in deposits	12,476	20,552
Issuance of common stock	74	64
Cash dividends paid on common stock	(1,327)	(1,199)
Net increase/(decrease) in short-term borrowings	34,076	(12,535)
Proceeds from long-term borrowings	—	80,000
Payments of long-term borrowings	(40,000)	—
Net cash provided by financing activities	5,299	86,882
Increase in cash and cash equivalents	37,179	81,580
Cash and cash equivalents at beginning of the year	49,753	74,315
Cash and cash equivalents at end of period	$86,932	$155,895
Supplemental information
Interest paid	$7,779	$2,989
Taxes paid	$70	$90

FIRST UNITED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Basis of Presentation

The financial information is presented in accordance with generally accepted accounting principles and general practice for financial institutions in the United States of America (“GAAP”).  First United Corporation has prepared these unaudited condensed consolidated financial statements in accordance with GAAP for interim financial information, rules of the Securities and Exchange Commission that permit reduced disclosure for interim periods, and Article 8 of Regulation S-X.  Operating results for the three- month period ended March 31, 2024, are not necessarily indicative of the results that may be expected for the full year or for any future interim period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

The Corporation has evaluated events and transactions occurring subsequent to the statement of financial condition date of March 31, 2024 and through the date these consolidated financial statements were issued, for items of potential recognition or disclosure.

Newly Adopted Pronouncements in 2024

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848):  Facilitation of Reference Rate Reform on Financial Reporting.”  The amendments in ASU 2020-04 provide optional guidance for a limited period of time to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting.  The amendments provide optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from the London Interbank Offered Rate (“LIBOR”) toward new interest rate benchmarks.  Modified contracts that meet certain scope guidance are eligible for relief from these modification accounting requirements in GAAP.  The optional guidance generally allows for the modified contract to be accounted for as a continuation of the existing contract and does not require contract remeasurement at the modification date or reassessment of a previous accounting determination.  The amendments in  ASU 2020-04 are effective for all entities between March 12, 2020 and December 31, 2022.  In December 2022, FASB issued ASU No. 2022-06: “Reference Rate Reform (Topic 848):  Deferral of the Sunset Date of Topic 848.”  The amendments in ASU 2020-06 defer the sunset date for applying the reference rate reform relief by two years to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848.

The Corporation has identified all known LIBOR exposures, created a plan to address the exposures, and continues to communicate with all stakeholders to transition to alternative reference rates.  The Corporation had no financial instruments tied to LIBOR at March 31, 2024.   The implementation of ASU 2020-04 did not have a material impact on our financial statements.

Note 2 – Accounting Statements Issued but Not Yet Adopted

In November 2023, FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280):  Improvement to Reportable Segment Disclosures.”  ASU 2023-07 expands segment disclosure requirements for public entities to require disclosure of significant segment expense and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually.  ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within the fiscal years beginning after December 15, 2024.  Early adoption is permitted.  ASU 2023-07 is not expected to have a significant impact on our financial statements.

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

In March 2024, FASB issued ASU No. 2024-01, “Compensation- Stock Compensation (Topic 718):  Scope Application of Profits Interest and Similar Awards.”  ASU 2024-01 provides an illustrative example that includes four fact patterns to demonstrate how an entity should apply the scope guidance in paragraph 718-10-15-3 to determine whether a profits interest award should be accounted for in accordance with Topic 718.   ASU 2024-01 is effective for fiscal years beginning after December 15, 2024.   ASU 2024-01 is not expected to have a significant impact on our financial statements.

Note 3 – Earnings Per Common Share

Basic earnings per common share is derived by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents. Diluted earnings per share is derived by dividing net income available to common shareholders by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents, such as restricted stock units (“RSUs”). There were no anti-dilutive shares outstanding at March 31, 2024 or 2023.

The following table sets forth the calculation of basic and diluted earnings per common share for the three-month periods ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024			2023
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Income	Shares	Amount
Basic Earnings Per Share:

Net income	$3,698	6,642	$0.56	$4,375	6,675	$0.66

Diluted Earnings Per Share:

Restricted stock units		13			22

Net income	$3,698	6,655	$0.56	$4,375	6,697	$0.65

Note 4 – Investments

The following tables show a comparison of amortized cost and fair values of investment securities at March 31, 2024 and December 31, 2023:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
March 31, 2024
Available for Sale:
U.S. government agencies	$7,000	$—	$981	$—	$6,019
Residential mortgage-backed agencies	24,261	—	4,407	—	19,854
Commercial mortgage-backed agencies	36,082	—	8,166	—	27,916
Collateralized mortgage obligations	19,320	—	3,431	—	15,889
Obligations of states and political subdivisions	10,481	14	242	—	10,253
Corporate bonds	1,000	—	237	—	763
Collateralized debt obligations	18,651	—	3,765	—	14,886
Total available for sale	$116,795	$14	$21,229	$—	$95,580

(in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value	Allowance for Credit Losses
March 31, 2024
Held to Maturity:
U.S. treasuries	$7,498	$—	$14	$7,484	$—
U.S. government agencies	68,085	—	11,443	56,642	—
Residential mortgage-backed agencies	29,258	14	3,389	25,883	—
Commercial mortgage-backed agencies	21,371	—	5,583	15,788	—
Collateralized mortgage obligations	52,364	—	10,016	42,348	—
Obligations of states and political subdivisions	4,605	148	673	4,080	45
Total held to maturity	$183,181	$162	$31,118	$152,225	$45

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
December 31, 2023
Available for Sale:
U.S. government agencies	$7,000	$—	$966	$—	$6,034
Residential mortgage-backed agencies	24,781	—	4,218	—	20,563
Commercial mortgage-backed agencies	36,258	—	7,841	—	28,417
Collateralized mortgage obligations	19,725	—	3,369	—	16,356
Obligations of states and political subdivisions	10,486	15	189	—	10,312
Corporate bonds	1,000	—	222	—	778
Collateralized debt obligations	18,671	—	3,962	—	14,709
Total available for sale	$117,921	$15	$20,767	$—	$97,169

(in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value	Allowance for Credit Losses
December 31, 2023
Held to Maturity:
U.S. treasuries	$37,462	$—	$243	$37,219	$—
U.S. government agencies	68,014	—	10,985	57,029	—
Residential mortgage-backed agencies	29,588	42	2,913	26,717	—
Commercial mortgage-backed agencies	21,413	—	5,361	16,052	—
Collateralized mortgage obligations	53,261	—	9,973	43,288	—
Obligations of states and political subdivisions	4,604	177	671	4,110	45
Total held to maturity	$214,342	$219	$30,146	$184,415	$45

The Corporation utilizes FASB Accounting Standards Codification (“ASC”) 326 to evaluate its available-for-sale (“AFS”) and held-to-maturity (“HTM”) debt security portfolio for expected credit losses.  For AFS debt securities in an unrealized loss position, the Corporation first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis.  If either criteria is met, the security’s amortized cost basis is written down to fair value through income.  For AFS debt securities that do not meet the aforementioned criteria, the Corporation evaluates whether the decline in fair value has resulted from credit losses or other factors.  In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors.  If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security.  If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses (“ACL”) is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis.  Any impairment that has not been recorded through an ACL is recognized in other comprehensive income, as a non-credit-related impairment.

Changes in the ACL are recorded as a provision for (or reversal of) credit losses.  Losses are charged against the ACL when management believes the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met.  Any impairment not recorded through an allowance for credit loss is recognized in other comprehensive income as a non-credit-related impairment.

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

The Corporation separately evaluates its HTM investment securities for any credit losses.  The Corporation pools like securities and calculates expected credit losses through an estimate based on a security’s credit rating, which is recognized as part of the ACL for HTM securities and is included in the balance of HTM securities held to maturity on the Consolidated Balance Sheets.  If the Corporation determines that a security indicates evidence of deteriorated credit quality, the security is individually evaluated and a discounted cash flow analysis is performed and compared to the amortized cost basis.

The Corporation recorded ACL of approximately $45,000 as of March 31, 2024 and December 31, 2023, related to one bond in its HTM security portfolio.

The following table shows the Corporation’s investment securities with gross unrealized and unrecognized losses and fair values at March 31, 2024 and December 31, 2023, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrealized Losses	Number of Investments	Fair Value	Unrealized Losses	Number of Investments
March 31, 2024
Available for Sale:
U.S. government agencies	$—	—	—	6,019	981	2
Residential mortgage-backed agencies	—	—	—	19,854	4,407	3
Commercial mortgage-backed agencies	—	—	—	27,916	8,166	8
Collateralized mortgage obligations	—	—	—	15,889	3,431	9
Obligations of states and political subdivisions	882	13	2	7,118	229	4
Corporate Bonds	—	—	—	763	237	1
Collateralized debt obligations	—	—	—	14,886	3,765	9
Total available for sale	$882	$13	2	$92,445	$21,216	36

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrecognized Losses	Number of Investments	Fair Value	Unrecognized Losses	Number of Investments
March 31, 2024
Held to Maturity:
U.S. treasuries	$—	—	—	7,484	14	1
U.S. government agencies	—	—	—	56,642	11,443	9
Residential mortgage-backed agencies	1,420	6	1	21,829	3,383	35
Commercial mortgage-backed agencies	—	—	—	15,788	5,583	2
Collateralized mortgage obligations	—	—	—	42,348	10,016	8
Obligations of states and political subdivisions	—	—	—	2,204	673	1
Total held to maturity	$1,420	$6	1	$146,295	$31,112	56

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrealized Losses	Number of Investments	Fair Value	Unrealized Losses	Number of Investments
December 31, 2023
Available for Sale:
U.S. government agencies	$—	$—	—	$6,034	$966	2
Residential mortgage-backed agencies	—	—	—	20,563	4,218	3
Commercial mortgage-backed agencies	—	—	—	28,417	7,841	8
Collateralized mortgage obligations	—	—	—	16,356	3,369	9
Obligations of states and political subdivisions	1,445	20	2	6,668	169	3
Corporate Bonds	—	—	—	778	222	1
Collateralized debt obligations	—	—	—	14,709	3,962	9
Total available for sale	$1,445	$20	2	$93,525	$20,747	35

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrecognized Losses	Number of Investments	Fair Value	Unrecognized Losses	Number of Investments
December 31, 2023
Held to Maturity:
U.S. treasuries	$—	$—	—	$37,219	$243	4
U.S. government agencies	—	—	—	57,029	10,985	9
Residential mortgage-backed agencies	—	—	—	22,613	2,913	35
Commercial mortgage-backed agencies	—	—	—	16,052	5,361	2
Collateralized mortgage obligations	—	—	—	43,288	9,973	8
Obligations of states and political subdivisions	—	—	—	2,205	671	1
Total held to maturity	$—	$—	—	$178,406	$30,146	59

The amortized cost and estimated fair value of securities by contractual maturity at March 31, 2024 are shown in the following table. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2024
(in thousands)	Amortized Cost	Fair Value
Available for Sale:
Due in one year or less	$2,670	$2,651
Due after one year through five years	5,250	4,943
Due after five years through ten years	4,678	4,410
Due after ten years	24,534	19,917
	37,132	31,921
Residential mortgage-backed agencies	24,261	19,854
Commercial mortgage-backed agencies	36,082	27,916
Collateralized mortgage obligations	19,320	15,889
Total available for sale	$116,795	$95,580
Held to Maturity:
Due in one year or less	$7,498	$7,485
Due after one year through five years	12,500	11,759
Due after five years through ten years	40,503	34,161
Due after ten years	19,687	14,801
	80,188	68,206
Residential mortgage-backed agencies	29,258	25,883
Commercial mortgage-backed agencies	21,371	15,788
Collateralized mortgage obligations	52,364	42,348
Total held to maturity	$183,181	$152,225

Note 5 – Loans and Related Allowance for Credit Losses

The following table summarizes the primary segments of the loan portfolio at March 31, 2024 and December 31, 2023:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
March 31, 2024
Individually evaluated for impairment	$819	$—	$12,085	$1,971	$—	$14,875
Collectively evaluated for impairment	492,000	83,424	262,637	500,019	59,372	1,397,452
Total loans	$492,819	$83,424	$274,722	$501,990	$59,372	$1,412,327
December 31, 2023
Individually evaluated for impairment	$826	$—	$—	$2,137	$—	$2,963
Collectively evaluated for impairment	492,877	77,060	274,604	497,734	61,429	1,403,704
Total loans	$493,703	$77,060	$274,604	$499,871	$61,429	$1,406,667

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans at March 31, 2024 and December 31, 2023:

(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due and Accruing	Non- Accrual	Total Loans
March 31, 2024
Commercial real estate:
Non-owner-occupied	$293,109	$1,387	$—	$—	$1,387	$219	$294,715
All other CRE	197,505	—	—	—	—	599	198,104
Acquisition and development:
1-4 family residential construction	18,781	—	—	—	—	—	18,781
All other A&D	64,538	—	—	—	—	105	64,643
Commercial and industrial	262,061	559	9	—	568	12,093	274,722
Residential mortgage:
Residential mortgage - term	436,673	1,845	—	61	1,906	2,528	441,107
Residential mortgage - home equity	60,013	310	210	15	535	335	60,883
Consumer	58,037	840	323	44	1,207	128	59,372
Total	$1,390,717	$4,941	$542	$120	$5,603	$16,007	$1,412,327
December 31, 2023
Commercial real estate:
Non-owner-occupied	$296,343	$—	$—	$—	$—	$227	$296,570
All other CRE	196,123	411	—	—	411	599	197,133
Acquisition and development:
1-4 family residential construction	18,224	—	—	—	—	—	18,224
All other A&D	58,723	—	—	—	—	113	58,836
Commercial and industrial	274,465	120	19	—	139	—	274,604
Residential mortgage:
Residential mortgage - term	433,878	130	717	384	1,231	2,720	437,829
Residential mortgage - home equity	61,021	520	158	75	753	268	62,042
Consumer	60,576	463	277	84	824	29	61,429
Total	$1,399,353	$1,644	$1,171	$543	$3,358	$3,956	$1,406,667

Non-accrual loans that have been subject to partial charge-offs totaled $0.1 million at both March 31, 2024 and December 31, 2023.  Loans secured by 1-4 family residential real estate properties in the process of foreclosure totaled $1.8 million at both March 31, 2024 and December 31, 2023.  As a percentage of the loan portfolio, accruing loans past due 30 days or more was 0.40% at March 31, 2024 compared to 0.24% at December 31, 2023 and 0.17% at March 31, 2023.

The Corporation maintains an ACL at a level that management believes will be adequate to absorb expected credit losses associated with the Corporation’s financial instruments over the life of those instruments as of the balance sheet date.  The Corporation develops and documents a systematic ACL methodology based on the following portfolio segments: (i) commercial real estate, (ii) acquisition and development, (iii) commercial and industrial, (iv) residential mortgage, and (v) consumer.  The Corporation’s loan portfolio is segmented by homogeneous loan types that behave similarly to economic cycles.  The following is a discussion of the key risks by portfolio segment that management assesses in preparing the ACL.

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

The following table summarizes the primary segments of the ACL at March 31, 2024 and December 31, 2023, segregated by the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
March 31, 2024
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	4,962	1,014	4,002	7,017	987	17,982
Total ACL	$4,962	$1,014	$4,002	$7,017	$987	$17,982
December 31, 2023
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	5,120	940	3,717	6,774	929	17,480
Total ACL	$5,120	$940	$3,717	$6,774	$929	$17,480

Changes in the fair value of the types of collateral for individually evaluated loans are reported as provision for credit loss in the period of change.  The evaluation of the need and amount of a specific allocation of the ACL and whether a loan can be removed from impairment status is made on a quarterly basis.

The following table presents the amortized cost basis of collateral-dependent individually evaluated loans as of March 31, 2024 and December 31, 2023..

	March 31, 2024
(in thousands)	Real Estate	Other Collateral	Non-Accrual Loans with No Allowance
Commercial real estate	$819	$—	$819
Commercial and industrial	—	12,085	12,085
Residential mortgage	1,971	—	1,971
Total Loans	$2,790	$12,085	$14,875

	December 31, 2023
(in thousands)	Real Estate	Other Collateral	Non-Accrual Loans with No Allowance
Commercial real estate	$826	$—	$826
Residential mortgage	2,137	—	2,137
Total Loans	$2,963	$—	$2,963

Effective January 1, 2023, the Corporation adopted the accounting guidance in ASU 2022-02, which eliminates the recognition and measurement of a troubled debt restructuring (“TDR”).  Due to the removal of the TDR designation, the Corporation evaluates loan restructurings according to the accounting guidance for loan modifications to determine if the restructuring results in a new loan or a continuation of the existing loan.  Loan modifications to borrowers experiencing financial difficulty that result in a direct change in the timing or amount of contracted cash flows include situations where there is principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions, and combinations of the listed modifications.  Therefore, the disclosures related to loan restructurings are only for modifications that directly affect cash flows.

A loan that is considered a modified loan may be subject to the individually evaluated loan analysis if the commitment is $0.1 million or greater; otherwise, the modified loan remains in the appropriate segment of the ACL model and associated reserves are adjusted based on changes in the discounted cash flows resulting from the modification of the modified loan.  For a discussion with respect to reserve calculations regarding individually evaluated loans, refer to the “Nonrecurring Basis” section of Note 6, Fair Value Measurements.  As of March 31, 2024 and 2023, there were no modified loans that were classified as individually evaluated loans.

The following tables present the activity in the ACL for the three-month periods ended March 31, 2024 and 2023:

Three months ended (in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
Beginning balance at January 1, 2024	$5,120	$940	$3,717	$6,774	$929	$—	$17,480
Loan charge-offs	—	—	(112)	—	(506)	—	(618)
Recoveries collected	37	3	31	18	70	—	159
Credit loss (credit)/expense	(195)	71	366	225	494	—	961
ACL balance at March 31, 2024	$4,962	$1,014	$4,002	$7,017	$987	$—	$17,982
Beginning balance at January 1, 2023 prior to adoption of ASC 326	$6,345	$979	$2,845	$3,160	$877	$430	$14,636
Impact of adopting ASC 326	(1,143)	(15)	1,334	2,112	208	(430)	2,066
Loan charge-offs	—	—	—	(6)	(333)	—	(339)
Recoveries collected	5	5	4	18	62	—	94
Credit loss (credit)/expense	(345)	134	(428)	1,040	13	—	414
ACL balance at March 31, 2023	$4,862	$1,103	$3,755	$6,324	$827	$—	$16,871

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

The following table presents loan balances by year of origination and internally assigned risk rating for our portfolio segments as of dates presented:

(in thousands)	2024	2023	2022	2021	2020	2019 and Prior	Revolving	Total Portfolio Loans
March 31, 2024
Commercial real estate:
Non-owner-occupied
Pass	$1,709	$23,394	$66,664	$29,960	$53,161	$106,806	$1,076	$282,770
Special Mention	—	—	—	—	744	—	—	744
Substandard	—	—	—	—	—	11,201	—	11,201
Total non-owner occupied	1,709	23,394	66,664	29,960	53,905	118,007	1,076	294,715
Current period gross charge-offs	—	—	—	—	—	—	—	—
All other CRE
Pass	710	29,970	31,545	26,411	20,165	81,304	4,206	194,311
Special Mention	—	—	—	—	567	—	—	567
Substandard	—	—	—	—	—	2,626	600	3,226
Total all other CRE	710	29,970	31,545	26,411	20,732	83,930	4,806	198,104
Current period gross charge-offs	—	—	—	—	—	—	—	—
Acquisition and development:
1-4 family residential construction
Pass	129	16,488	337	—	—	—	1,827	18,781
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total acquisition and development	129	16,488	337	—	—	—	1,827	18,781
Current period gross charge-offs	—	—	—	—	—	—	—	—
All other A&D
Pass	3,553	20,963	18,794	1,949	3,022	11,860	4,397	64,538
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	105	—	105
Total all other A&D	3,553	20,963	18,794	1,949	3,022	11,965	4,397	64,643
Current period gross charge-offs	—	—	—	—	—	—	—	—
Commercial and industrial:
Pass	9,089	45,722	63,811	22,485	8,883	17,848	78,843	246,681
Special Mention	—	536	—	—	2,047	—	3,815	6,398
Substandard	—	—	9,338	1,799	6,696	862	2,948	21,643
Total commercial and industrial	9,089	46,258	73,149	24,284	17,626	18,710	85,606	274,722
Current period gross charge-offs	—	—	56	—	41	15	—	112
Residential mortgage:
Residential mortgage - term
Pass	6,398	52,650	97,246	86,175	37,658	152,285	2,118	434,530
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	925	15	5,581	56	6,577
Total residential mortgage - term	6,398	52,650	97,246	87,100	37,673	157,866	2,174	441,107
Current period gross charge-offs	—	—	—	—	—	—	—	—
Residential mortgage - home equity
Pass	—	965	4,447	843	460	694	52,732	60,141
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	74	—	37	15	616	742
Total residential mortgage - home equity	—	965	4,521	843	497	709	53,348	60,883
Current period gross charge-offs	—	—	—	—	—	—	—	—
Consumer:
Pass	3,030	16,279	9,519	5,470	1,879	20,149	2,808	59,134
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	61	26	119	21	5	6	238
Total consumer	3,030	16,340	9,545	5,589	1,900	20,154	2,814	59,372
Current period gross charge-offs	50	371	51	11	1	22	—	506
Total Portfolio Loans
Pass	24,618	206,431	292,363	173,293	125,228	390,946	148,007	1,360,886
Special Mention	—	536	—	—	3,358	—	3,815	7,709
Substandard	—	61	9,438	2,843	6,769	20,395	4,226	43,732
Total Portfolio Loans	$24,618	$207,028	$301,801	$176,136	$135,355	$411,341	$156,048	$1,412,327
Current YTD Period:
Current period gross charge-offs	$50	$371	$107	$11	$42	$37	$—	$618

(in thousands)	2023	2022	2021	2020	2019	2018 and Prior	Revolving	Total Portfolio Loans
December 31, 2023
Commercial real estate:
Non-owner-occupied
Pass	$23,511	$65,878	$30,332	$54,270	$40,575	$65,134	$1,138	$280,838
Special Mention	—	—	—	—	—	4,331	—	4,331
Substandard	—	—	—	—	—	11,401	—	11,401
Total non-owner occupied	23,511	65,878	30,332	54,270	40,575	80,866	1,138	296,570
Current period gross charge-offs	—	—	—	—	—	87	—	87
All other CRE
Pass	30,130	27,379	27,042	20,691	22,879	60,054	4,495	192,670
Special Mention	—	—	—	644	—	—	—	644
Substandard	—	—	—	—	1,847	1,372	600	3,819
Total all other CRE	30,130	27,379	27,042	21,335	24,726	61,426	5,095	197,133
Current period gross charge-offs	—	—	—	—	—	—	—	—
Acquisition and development:
1-4 family residential construction
Pass	13,745	3,446	—	—	—	—	1,033	18,224
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total acquisition and development	13,745	3,446	—	—	—	—	1,033	18,224
Current period gross charge-offs	—	—	—	—	—	—	—	—
All other A&D
Pass	12,184	25,099	2,966	3,046	1,301	9,946	4,181	58,723
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	113	—	113
Total all other A&D	12,184	25,099	2,966	3,046	1,301	10,059	4,181	58,836
Current period gross charge-offs	—	—	—	—	—	—	—	—
Commercial and industrial:
Pass	52,004	66,559	24,387	11,753	8,872	10,052	78,992	252,619
Special Mention	558	—	—	—	—	—	—	558
Substandard	—	9,352	1,854	6,806	98	837	2,480	21,427
Total commercial and industrial	52,562	75,911	26,241	18,559	8,970	10,889	81,472	274,604
Current period gross charge-offs	100	103	35	166	—	19	—	423
Residential mortgage:
Residential mortgage - term
Pass	51,625	94,723	88,835	38,228	25,375	130,402	1,577	430,765
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	138	929	17	98	5,825	57	7,064
Total residential mortgage - term	51,625	94,861	89,764	38,245	25,473	136,227	1,634	437,829
Current period gross charge-offs	—	—	—	—	—	13	—	13
Residential mortgage - home equity
Pass	1,127	4,657	864	475	286	489	53,467	61,365
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	38	—	16	623	677
Total residential mortgage - home equity	1,127	4,657	864	513	286	505	54,090	62,042
Current period gross charge-offs	—	—	—	—	—	42	—	42
Consumer:
Pass	18,299	10,616	6,361	2,206	510	20,365	2,873	61,230
Special Mention	—	—	—	—	—	—	—	—
Substandard	14	35	113	23	6	2	6	199
Total consumer	18,313	10,651	6,474	2,229	516	20,367	2,879	61,429
Current period gross charge-offs	236	223	74	8	4	329	—	874
Total Portfolio Loans
Pass	202,625	298,357	180,787	130,669	99,798	296,442	147,756	1,356,434
Special Mention	558	—	—	644	—	4,331	—	5,533
Substandard	14	9,525	2,896	6,884	2,049	19,566	3,766	44,700
Total Portfolio Loans	$203,197	$307,882	$183,683	$138,197	$101,847	$320,339	$151,522	$1,406,667
Current YTD Period:
Current period gross charge-offs	$336	$326	$109	$174	$4	$490	$—	$1,439

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past.

The following tables present loan balances by year of origination segregated by performing and non-performing loans for the periods presented:

(in thousands)	2024	2023	2022	2021	2020	2019 and Prior	Revolving	Total Portfolio Loans
March 31, 2024
Commercial real estate:
Non-owner-occupied
Performing	$1,709	$23,394	$66,664	$29,960	$53,905	$117,788	$1,076	$294,496
Nonperforming	—	—	—	—	—	219	—	219
Total non-owner occupied	1,709	23,394	66,664	29,960	53,905	118,007	1,076	294,715
All other CRE
Performing	710	29,970	31,545	26,411	20,732	83,331	4,806	197,505
Nonperforming	—	—	—	—	—	599	—	599
Total all other CRE	710	29,970	31,545	26,411	20,732	83,930	4,806	198,104
Acquisition and development:
1-4 family residential construction
Performing	129	16,488	337	—	—	—	1,827	18,781
Nonperforming	—	—	—	—	—	—	—	—
Total acquisition and development	129	16,488	337	—	—	—	1,827	18,781
All other A&D
Performing	3,553	20,963	18,794	1,949	3,022	11,860	4,397	64,538
Nonperforming	—	—	—	—	—	105	—	105
Total all other A&D	3,553	20,963	18,794	1,949	3,022	11,965	4,397	64,643
Commercial and industrial:
Performing	9,089	46,258	63,811	22,538	17,626	18,710	84,597	262,629
Nonperforming	—	—	9,338	1,746	—	—	1,009	12,093
Total commercial and industrial	9,089	46,258	73,149	24,284	17,626	18,710	85,606	274,722
Residential mortgage:
Residential mortgage - term
Performing	6,398	52,650	97,246	86,965	37,673	155,443	2,143	438,518
Nonperforming	—	—	—	135	—	2,423	31	2,589
Total residential mortgage - term	6,398	52,650	97,246	87,100	37,673	157,866	2,174	441,107
Residential mortgage - home equity
Performing	—	965	4,447	843	460	693	53,125	60,533
Nonperforming	—	—	74	—	37	16	223	350
Total residential mortgage - home equity	—	965	4,521	843	497	709	53,348	60,883
Consumer:
Performing	3,030	16,309	9,520	5,505	1,900	20,122	2,814	59,200
Nonperforming	—	31	25	84	—	32	—	172
Total consumer	3,030	16,340	9,545	5,589	1,900	20,154	2,814	59,372
Total Portfolio Loans
Performing	24,618	206,997	292,364	174,171	135,318	407,947	154,785	1,396,200
Nonperforming	—	31	9,437	1,965	37	3,394	1,263	16,127
Total Portfolio Loans	$24,618	$207,028	$301,801	$176,136	$135,355	$411,341	$156,048	$1,412,327

(in thousands)	2023	2022	2021	2020	2019	2018 and Prior	Revolving	Total Portfolio Loans
December 31, 2023
Commercial real estate:
Non-owner-occupied
Performing	$23,511	$65,878	$30,332	$54,270	$40,575	$80,639	$1,138	$296,343
Nonperforming	—	—	—	—	—	227	—	227
Total non-owner occupied	23,511	65,878	30,332	54,270	40,575	80,866	1,138	296,570
All other CRE
Performing	30,130	27,379	27,042	21,335	24,726	60,827	5,095	196,534
Nonperforming	—	—	—	—	—	599	—	599
Total all other CRE	30,130	27,379	27,042	21,335	24,726	61,426	5,095	197,133
Acquisition and development:
1-4 family residential construction
Performing	13,745	3,446	—	—	—	—	1,033	18,224
Nonperforming	—	—	—	—	—	—	—	—
Total acquisition and development	13,745	3,446	—	—	—	—	1,033	18,224
All other A&D
Performing	12,184	25,099	2,966	3,046	1,301	9,946	4,181	58,723
Nonperforming	—	—	—	—	—	113	—	113
Total all other A&D	12,184	25,099	2,966	3,046	1,301	10,059	4,181	58,836
Commercial and industrial:
Performing	52,562	75,911	26,241	18,559	8,970	10,889	81,472	274,604
Nonperforming	—	—	—	—	—	—	—	—
Total commercial and industrial	52,562	75,911	26,241	18,559	8,970	10,889	81,472	274,604
Residential mortgage:
Residential mortgage - term
Performing	51,625	94,722	89,629	38,245	25,375	133,526	1,603	434,725
Nonperforming	—	139	135	—	98	2,701	31	3,104
Total residential mortgage - term	51,625	94,861	89,764	38,245	25,473	136,227	1,634	437,829
Residential mortgage - home equity
Performing	1,127	4,657	864	475	286	488	53,802	61,699
Nonperforming	—	—	—	38	—	17	288	343
Total residential mortgage - home equity	1,127	4,657	864	513	286	505	54,090	62,042
Consumer:
Performing	18,304	10,616	6,405	2,229	516	20,367	2,879	61,316
Nonperforming	9	35	69	—	—	—	—	113
Total consumer	18,313	10,651	6,474	2,229	516	20,367	2,879	61,429
Total Portfolio Loans
Performing	203,188	307,708	183,479	138,159	101,749	316,682	151,203	1,402,168
Nonperforming	9	174	204	38	98	3,657	319	4,499
Total Portfolio Loans	$203,197	$307,882	$183,683	$138,197	$101,847	$320,339	$151,522	$1,406,667

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

Level 2: Quoted prices that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability. Level 2 inputs include inputs other than quoted prices that are observable for the asset or liability (for example, interest rates and yield curves at commonly quoted intervals, volatilities, prepayment speeds, loss severities, credit risks, and default rates). It also includes inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs). Several sources are utilized for valuing these assets, including a contracted valuation service, Standard & Poor’s evaluations and pricing services, and other valuation matrices.

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

The fair value of investments is determined using a market approach.  As of March 31, 2024, the U.S. Government agencies and treasuries, residential and commercial mortgage-backed securities, collateralized mortgage obligations, and state and political subdivisions bonds, excluding tax increment financing (“TIF”) bonds, were classified as Level 2 within the valuation hierarchy.  Their fair values were determined based upon market-corroborated inputs and valuation matrices, which were obtained through third party data service providers or securities brokers through which the Corporation has historically transacted both purchases and sales of investment securities.  The TIF bonds and collateralized debt obligation (“CDO”) portfolio, which consists of pooled trust preferred securities issued by banks, thrifts, and insurance companies, are classified as Level 3 within the valuation hierarchy.  The CDO fair values are determined by a third party using a discounted cash flow model.

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

For assets measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2024 and December 31, 2023 were as follows:

		Fair Value Measurements at March 31, 2024 Using
		Quoted
		Prices in	Significant
	Assets	Active Markets	Other	Significant
	Measured at	for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
(in thousands)	03/31/24	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$6,019		$6,019
Residential mortgage-backed agencies	$19,854		$19,854
Commercial mortgage-backed agencies	$27,916		$27,916
Collateralized mortgage obligations	$15,889		$15,889
Obligations of states and political subdivisions	$10,253		$10,253
Corporate bonds	$763		$763
Collateralized debt obligations	$14,886			$14,886
Financial derivatives	$829		$829
Non-recurring:
Individually evaluated loans, net	$—			$—
Equity Investment	$3,116			$3,116
Other real estate owned	$210			$210

		Fair Value Measurements at December 31, 2023 Using
		Quoted
		Prices in	Significant
	Assets/(liabilities)	Active Markets	Other	Significant
	Measured at	for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
(in thousands)	12/31/23	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$6,034		$6,034
Residential mortgage-backed agencies	$20,563		$20,563
Commercial mortgage-backed agencies	$28,417		$28,417
Collateralized mortgage obligations	$16,356		$16,356
Obligations of states and political subdivisions	$10,312		$10,312
Corporate bonds	$778		778
Collateralized debt obligations	$14,709			$14,709
Financial derivatives	$756		$756
Non-recurring:
Individually evaluated loans, net	$—			$—
Equity investment	$3,087			$3,087
Other real estate owned	$4,443			$4,443

Individually evaluated loans had a net carrying amount of $14.9 million and $3.0 million with no valuation allowance at March 31, 2024 and December 31, 2023, respectively.

There were no transfers of assets between any of the fair value hierarchy for the three month periods ended March 31, 2024 or 2023.

For Level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2024 and December 31, 2023, the significant unobservable inputs used in the fair value measurements were as follows:

(in thousands)	Fair Value at March 31, 2024	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:
Investment Securities – available for sale -CDO	$14,886	Discounted Cash Flow	Discount Margin	Range of low 500 to mid 500

Non-recurring:
Equity Investment	$3,116	Market Method	Revenue Multiples	2.8x

Other Real Estate Owned	$210	Market Comparable Properties	Marketability Discount	5.00%

(in thousands)	Fair Value at December 31, 2023	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:
Investment Securities – available for sale -CDO	$14,709	Discounted Cash Flow	Discount Margin	Range of low to mid 500 and low to mid 600

Non-recurring:
Equity Investment	$3,087	Market Method	Revenue Multiples	2.8x

Other Real Estate	$4,443	Market Comparable Properties	Marketability Discount	5.0% to 15.0% (weighted avg 5.9%)

(1)	Range would include discounts taken since appraisal and estimated values

The following tables show a reconciliation of the beginning and ending balances for fair valued assets measured on a recurring basis using Level 3 significant unobservable inputs for the three-month periods ended March 31, 2024 and 2023:

Fair Value Measurements
Using Significant Unobservable Inputs
(Level 3)
Investment Securities
(in thousands)	Available for Sale
Beginning balance January 1, 2024	$14,709
Total losses realized/unrealized:
Included in other comprehensive loss	177
Ending balance March 31, 2024	$14,886

Fair Value Measurements
Using Significant Unobservable Inputs
(Level 3)
Investment Securities
(in thousands)	Available for Sale
Beginning balance January 1, 2023	$15,871
Total losses realized/unrealized:
Included in other comprehensive loss	(1,757)
Ending balance March 31, 2023	$14,114

There were no gains or losses included in earnings attributable to the change in realized/unrealized gains or losses related to the assets for the three-month periods ended March 31, 2024 or 2023.

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

The following tables present fair value information about financial instruments, whether or not recognized in the Consolidated Statement of Financial Condition, for which it is practicable to estimate that value. The actual carrying amounts and estimated fair values of the Corporation’s financial instruments that are included in the Consolidated Statement of Financial Condition are as follows:

	March 31, 2024		Fair Value Measurements
			Quoted
			Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$85,578	$85,578	$85,578
Interest bearing deposits in banks	1,354	1,354	1,354
Investment securities - AFS	95,580	95,580		$80,694	$14,886
Investment securities - HTM	183,136	152,225		150,370	1,855
Restricted bank stock	3,390	N/A
Loans, net	1,394,031	1,314,303			1,314,303
Financial derivatives	829	829		829
Accrued interest receivable	7,762	7,762		744	7,018
Financial Liabilities:
Deposits - non-maturity	1,382,272	1,382,272		1,382,272
Deposits - time deposits	181,181	174,802		174,802
Short-term borrowed funds	79,494	79,494		79,494
Long-term borrowed funds	70,929	70,932		70,932
Accrued interest payable	919	919		919

	December 31, 2023		Fair Value Measurements
			Quoted
			Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$48,343	$48,343	$48,343
Interest bearing deposits in banks	1,410	1,410	1,410
Investment securities - AFS	97,169	97,169		$82,460	$14,709
Investment securities - HTM	214,297	184,415		182,510	1,905
Restricted bank stock	5,250	N/A
Loans, net	1,388,847	1,319,456			1,319,456
Financial derivative	778	778		778	—
Accrued interest receivable	7,487	7,487		828	6,659
Financial Liabilities:
Deposits - non-maturity	1,355,444	1,355,444		1,355,444
Deposits - time deposits	195,533	193,337		193,337
Short-term borrowed funds	45,418	45,418		45,418
Long-term borrowed funds	110,929	110,809		110,809
Accrued interest payable	612	612		612

Note 7 – Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive loss for the three-month periods ended March 31, 2024 and 2023:

	Investment
	securities-
	with credit	Investment
	related	securities-	Investment
	impairment	all other	securities-	Cash Flow	Pension
(in thousands)	AFS	AFS	HTM	Hedge	Plan	SERP	Total
Accumulated OCL, net:
Balance - January 1, 2024	(2,482)	(13,217)	(5,201)	569	(14,263)	(1,233)	(35,827)
Other comprehensive income/(loss) before reclassifications	155	(459)	—	54	1,096	—	846
Amounts reclassified from accumulated other comprehensive income	(37)	—	118	—	149	29	259
Balance - March 31, 2024	$(2,364)	$(13,676)	$(5,083)	$623	$(13,018)	$(1,204)	$(34,722)

Balance - January 1, 2023	$(1,711)	$(16,380)	$(5,703)	$797	$(16,603)	$574	$(39,026)
Other comprehensive (loss)/income before reclassifications	(1,180)	985	—	(138)	123	—	(210)
Amounts reclassified from accumulated other comprehensive loss	(37)	—	133	—	184	(1)	279
Balance - March 31, 2023	$(2,928)	$(15,395)	$(5,570)	$659	$(16,296)	$573	$(38,957)

The following tables present the components of other comprehensive income for the three-month periods ended March 31, 2024 and 2023:

	Before	Tax
Components of Other Comprehensive Income	Tax	(Expense)
(in thousands)	Amount	Benefit	Net
For the three months ended March 31, 2024
Available for sale (AFS) securities with credit related impairment:
Unrealized holding gains	$210	$(55)	$155
Less: accretable yield recognized in income	50	(13)	37
Net unrealized gains on investments with credit related impairment	160	(42)	118
Available for sale securities – all other:
Unrealized holding losses	(623)	164	(459)
Held to maturity securities:
Unrealized holding gains on securities transferred to held to maturity	—	—	—
Less: amortization recognized in income	(160)	42	(118)
Net unrealized gains on HTM securities	160	(42)	118
Cash flow hedges:
Unrealized holding gains	73	(19)	54
Pension Plan:
Unrealized net actuarial gain	1,489	(393)	1,096
Less: amortization of unrecognized loss	(203)	54	(149)
Net pension plan liability adjustment	1,692	(447)	1,245
SERP:
Unrealized net actuarial gain	—	—	—
Less: amortization of unrecognized loss	(39)	10	(29)
Net SERP liability adjustment	39	(10)	29
Other comprehensive income	$1,501	$(396)	$1,105

	Before	Tax
Components of Other Comprehensive Income	Tax	(Expense)
(in thousands)	Amount	Benefit	Net
For the three months ended March 31, 2023
Available for sale (AFS) securities with credit related impairment:
Unrealized holding losses	$(1,606)	$426	$(1,180)
Less: accretable yield recognized in income	50	(13)	37
Net unrealized losses on investments with credit related impairment	(1,656)	439	(1,217)
Available for sale securities – all other:
Unrealized holding gains	1,340	(355)	985
Net unrealized gains on all other AFS securities	1,340	(355)	985
Held to maturity securities:
Unrealized holding gains on securities transferred to held to maturity	—	—	—
Less: amortization recognized in income	(181)	48	(133)
Net unrealized gains on HTM securities	181	(48)	133
Cash flow hedges:
Unrealized holding loss	(188)	50	(138)
Pension Plan:
Unrealized net actuarial gain	168	(45)	123
Less: amortization of unrecognized loss	(250)	66	(184)
Net pension plan liability adjustment	418	(111)	307
SERP:
Unrealized net actuarial gain	—	—	—
Less: amortization of unrecognized gain	2	(1)	1
Net SERP liability adjustment	(2)	1	(1)
Other comprehensive income	$93	$(24)	$69

The following table presents the details of amounts reclassified from accumulated other comprehensive income for the three-month periods ended March 31, 2024 and 2023:

Amounts Reclassified from	Three Months Ended
Accumulated Other Comprehensive Loss	March 31,		Affected Line Item in the Statement
(in thousands)	2024	2023	Where Net Income is Presented
Net unrealized gains on available for sale investment securities with credit related impairment:
Accretable yield	$50	$50	Interest income on taxable investment securities
Taxes	(13)	(13)	Credit for income tax expense
	$37	$37	Net of tax
Net unrealized losses on held to maturity securities:
Amortization	$(160)	$(181)	Interest income on taxable investment securities
Taxes	42	48	Provision for income tax expense
	$(118)	$(133)	Net of tax
Net pension plan liability adjustment:
Amortization of unrecognized loss	$(203)	$(250)	Other Expense
Taxes	54	66	Provision for income tax expense
	$(149)	$(184)	Net of tax
Net SERP liability adjustment:
Amortization of unrecognized (loss)/gain	$(39)	$2	Other Expense
Taxes	10	(1)	(Credit)/provision for income tax expense
	$(29)	$1	Net of tax
Total reclassifications for the period	$(259)	$(279)	Net of tax

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

Pursuant to First United Corporation’s director compensation policy, each director receives an annual retainer of 1,000 shares of First United Corporation common stock, plus $15,000 to be paid, at the director’s election, in cash or additional shares of common stock.   In May 2023, a total of 16,931 fully vested shares of common stock were issued to directors, which had a grant date fair value of $13.23 per share.  In January 2023, a total of 333 fully vested shares of common stock were issued to a new director, which had a grant date fair value of $19.36 per share.  In October 2023, a toal of 852 fully vested  shares of common stock were issued  to a new director  which had a grant date  fair value of $16.26  per  share.    Director stock compensation expense was $61,937 for the three months ended March 31, 2024 and $75,501 for the three months ended March 31, 2023.

Employee stock compensation was $5,058 and $2,832 for the three-month periods ended March 31, 2024 and 2023, respectively.

Restricted Stock Units

On March 26, 2020, pursuant to the Corporation’s Long Term Incentive Plan (the "LTIP"), which is a sub-plan of the Equity Plan, the Compensation Committee of First United Corporation’s Board of Directors (the "Compensation Committee") granted RSUs to the Corporation’s principal executive officer, its principal financial officer, and certain of its other executive officers. An RSU contemplates the issuance of shares of common stock of First United Corporation if and when the RSU vests.

The RSUs granted to each of the foregoing officers consist of (i) a performance vesting award for a three year performance period and (ii) a time-vesting award that will vest ratably over a three year period. Target performance levels were set based on the annual budget which supports the Corporation’s long-term objective of achieving high performance as compared to peers. Threshold performance is the minimum level of acceptable performance as defined by the Compensation Committee and maximum performance represented a level potentially achievable under ideal circumstances. Achievement of the threshold performance level would result in each executive participant earning a payout at 50% of his or her respective target award opportunity. Achievement of the target performance level would result in the executive participant earning the target award and achievement at or above the maximum performance level would result in the executive participant earning 150% of the target opportunity. Actual results for any goal that falls between performance levels would be interpolated to calculate a proportionate award.

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

In May 2021, RSUs relating to 7,389 performance vesting shares and 3,693 time vesting shares (target level) for plan year 2021 were granted, which had a grant date fair market value of $17.93 per share of common stock underlying each RSU.  The performance period for the performance-vesting RSUs was the three-year period ending December 31, 2023.  On March 9, 2024, it was determined that 7,389 performance-vesting RSUs failed to vest.  The time-vesting RSUs will vest ratably over a three year period beginning on May 5, 2022. On May 5, 2022, 1,230 shares of the 3,693 time-vesting RSUs were issued to participants.  On May 5, 2023, 1,230 additional shares of the 3,693 time-vesting RSUs were issued to participants.  Stock compensation expense was

$5,524 and $16,571 for the three-month periods ended March 31, 2024 and 2023, respectively.  Unrecognized compensation expense as of March 31, 2024 related to unvested units was $1,841.

In March 2022, RSUs relating to 8,096 performance vesting shares and 6,238 time vesting shares (target level) for plan year 2022 were granted, which had a grant date fair market value of $21.88 per share of common stock underlying each RSU.  The performance period for the performance-vesting RSUs is the three year period ending December 31, 2024.  The time-vesting RSUs will vest ratably over a three year period beginning on March 9, 2023.  On March 9, 2023 2,079 shares of the 6,238 time-vesting RSUs were issued to participants. On March 9, 2024 2,079 additional shares of the 6,238 time-vesting RSUs were issued to participants.  Stock compensation expense was $26,145 for each of the three-month periods ended March 31, 2024 and 2023. Unrecognized compensation expense as of March 31, 2024 related to unvested units was $104,581.

In March 2023, RSUs relating to 10,214 performance vesting shares and 7,920 time vesting shares (target level) for plan year 2023 were granted, which had a grant date fair market value of $18.25 per share of common stock underlying each RSU.  The performance period for the performance-vesting RSUs is the three year period ending December 31, 2025.  The time-vesting RSUs will vest ratably over a three year period beginning on March 15, 2024.  On March 15, 2024 2,639 shares of the 7,920 time-vesting RSUs were issued to participants.  Stock compensation expense was $27,585 for the three month period ended March 31, 2024. Unrecognized compensation expense as of March 31, 2024 related to unvested units was $220,679.

No new RSUs were granted during the three months ended March 31, 2024.

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

In March 2016, the Corporation entered into four interest rate swap contracts totaling $30.0 million notional amount, hedging future cash flows associated with floating rate trust preferred debt. As of March 31, 2024, $15.0 million notional amount remains.   The interest rate swap creates an effective fixed interest rate of 4.6450% on the $15.0 million notional amount of the Corporation’s junior subordination debt until the interest rate swap’s maturity in March 2026.  The fair value of the interest rate swap contracts was $0.8 million at March 31, 2024 and December 31, 2023.

For the three months ended March 31, 2024, the Corporation recorded an increase in the value of the derivatives of  $73 thousand and the related deferred tax of $19 thousand in net accumulated other comprehensive loss to reflect the effective portion of cash flow hedges.  ASC Subtopic 815-30 requires the net accumulated other comprehensive loss to be reclassified to earnings if the hedge becomes ineffective or is terminated. There was no hedge ineffectiveness recorded for the three month period ended March 31, 2024. The Corporation does not expect any material losses relating to these hedges to be reclassified into earnings within the next 12 months.

Interest rate swap agreements are entered into with counterparties that meet established credit standards and the Corporation believes that the credit risk inherent in these contracts is not significant as of March 31, 2024.

The table below discloses the impact of derivative financial instruments on the Corporation’s Consolidated Financial Statements for the three-month periods ended March 31, 2024 and 2023.

Derivative in Cash Flow Hedging Relationships
Amount of gain or
(loss) recognized in
	Amount of gain or	Amount of gain or	income or derivative
	(loss) recognized in	(loss) reclassified from	(ineffective portion
	OCI on derivative	accumulated OCI into	and amount excluded
	(effective portion),	income (effective	from effectiveness
(in thousands)	net of tax	portion) (a)	testing) (b)
Interest rate contracts:
Three months ended:
March 31, 2024	$54	$—	$—
March 31, 2023	(138)	—	—

Notes:

(a)	Reported as interest expense
(b)	Reported as other income

Note 10 – Regulatory Capital Requirements

The following table presents our capital ratios as of March 31, 2024 and December 31, 2023.

	March 31, 2024	December 31, 2023	Required for Capital Adequacy Purposes	Required to be Well Capitalized
Total Capital (to risk-weighted assets)	14.17%	14.05%	8.00%	10.00%
Tier 1 Capital (to risk-weighted assets)	12.92%	12.81%	6.00%	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)	12.92%	12.81%	4.50%	6.50%
Tier 1 Capital (to average assets)	10.08%	9.92%	4.00%	5.00%

As of March 31, 2024 and December 31, 2023, the Bank was considered “well capitalized” under the regulatory framework for prompt corrective action.

Note 11 – Deposits

The following table summarizes deposits at March 31, 2024 and December 31, 2023.

(in thousands)	March 31, 2024		December 31, 2023
	Balance	Percent	Balance	Percent
Non-Interest-bearing deposits:	$422,759	27%	$427,670	28%
Interest-bearing deposits:
Demand	377,723	24%	350,860	22%
Money Market	392,933	25%	385,649	25%
Savings deposits	188,857	12%	191,265	12%
Time deposits- retail	151,181	10%	165,533	11%
Time deposits- brokered	30,000	2%	30,000	2%
Total Deposits	$1,563,453	100%	$1,550,977	100.0%

Note 12 – Borrowed Funds

The following is a summary of borrowings:

(in thousands)	Three Months Ended March 31, 2024	Year Ended December 31, 2023
Securities sold under agreements to repurchase:
Outstanding at end of period	$39,494	$45,418
Weighted average interest rate at end of period	0.27%	0.27%
Maximum amount outstanding as of any month end	$44,415	$59,777
Average amount outstanding	$41,422	$50,498
Approximate weighted average rate during the period	0.27%	0.24%

Bank Term Funding Program, fixed rate of 4.87% at March 31, 2024	$40,000	$—
FHLB advances, bearing fixed interest rate of 4.53% at March 31, 2024 and rates ranging from 4.53% to 4.69% at December 31, 2023.	$40,000	$80,000
Junior subordinated debt, bearing variable interest rate of 8.34% at March 31, 2024 and 8.39% at December 31, 2023	30,929	30,929
Total borrowings outstanding	$150,423	$156,347

Short-term borrowings increased by $34.1 million, as the Bank borrowed $40.0 million from the Bank Term Funding Program of the Board of Governors of the Federal Reserve System in January 2024, which was partially offset by a decrease of $5.9 million in other short-term borrowings due to fluctuations in municipal customer balances in overnight investment sweep products.

At March 31, 2024, the repurchase agreements were secured by $52.7 million in investment securities issued by government related agencies.  A minimum of 102% of fair value is pledged against account balances.

Long-term borrowings decreased by $40.0 million as a $40.0 million advance from the Federal Home Loan Bank matured in March 2024 and was fully repaid.

Note 13 – Segment Reporting

Currently, the Corporation conducts business in two operating segments:  (i) Community Banking and (ii) Trust and Investment Services.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies provided earlier in this report.

Business activity for the operating segments are as follows:

Community Banking:  The Community Banking segment is conducted through the Bank and involves delivering a broad range of financial products and services, including various loan and deposit products, to consumer, business, and not-for-profit customers.  Parent company income and assets are included in the Community Banking segment, as the majority of parent company functions are related to this segment.  Major revenue sources include net interest income, gains on sales of mortgage loans, and service charges on deposit accounts.  Expenses include personnel, occupancy, marketing, equipment, and other expenses.  Non-cash charges other than depreciation of fixed assets were immaterial for the three months ended March 31, 2024 and 2023.

Trust and Investment Services:  The Trust and Investment Services segment is conducted through the Bank and offers corporate trustee services, trust and estate administration, IRA administration and custody services.  Revenues for this segment is generated from administration, service and custody fees, as well as management fees that are derived from Assets Under Management.  Expenses include personnel, occupancy, marketing, equipment, and other expenses.   Non-cash charges associated with amortization of intangibles were approximately $52,000 for both of the three-month periods ended March 31, 2024 and 2023.

Information for the operating segments for the three month periods ended March 31, 2024 and 2023 are presented in the following tables:

	Three Months Ended
	March 31, 2024
		Trust and
	Community	Investment
(in thousands)	Banking	Services	Total
Interest income	$21,898	$-	$21,898
Interest expense	8,086	-	8,086
Credit loss expense	946	-	946
Non-interest income	2,191	2,684	4,875
Non-interest expense	11,594	1,287	12,881
Income before income taxes and intercompany fees	3,463	1,397	4,860
Intercompany management fee income (expense)	3	(3)	-
Income before income taxes	3,466	1,394	4,860
Income tax expense	869	293	1,162
Net income	$2,597	$1,101	$3,698

	Three Months Ended
	March 31, 2023
		Trust and
	Community	Investment
(in thousands)	Banking	Services	Total
Interest income	$17,829	$-	$17,829
Interest expense	3,311	-	3,311
Credit loss expense	543	-	543
Non-interest income	2,125	2,268	4,393
Non-interest expense	11,385	1,253	12,638
Income before income taxes and intercompany fees	4,715	1,015	5,730
Intercompany management fee income (expense)	3	(3)	-
Income before income taxes	4,718	1,012	5,730
Income tax expense	1,143	212	1,355
Net income	$3,575	$800	$4,375

Total non-fiduciary assets of the trust and investment services segment were $0.7 million (including $0.6 million in intangible assets) at both March 31, 2024 and December 31, 2023.  All other assets (including goodwill of $11.0 million as of both

March 31, 2024 and December 31, 2023 and other intangible assets of $0.4 million and $0.5 million as of March 31, 2024 and December 31, 2023, respectively) were held by the community banking segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and analysis is intended as a review of material changes in and significant factors affecting the financial condition and results of operations of First United Corporation and its consolidated subsidiaries for the periods indicated. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and the notes thereto contained in Item 1 of Part I of this report, as well as the audited consolidated financial statements and related notes included in First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023.

Unless the context clearly suggests otherwise, references in this report to “us”, “we”, “our”, and “the Corporation” are to First United Corporation and its consolidated subsidiaries.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements do not represent historical facts, but are statements about management’s beliefs, plans and objectives about the future, as well as its assumptions and judgments concerning such beliefs, plans and objectives. These statements are evidenced by terms such as "anticipate," "estimate," "should," “will”, "expect," "believe," "intend," and similar expressions. Although these statements reflect management’s good faith beliefs and projections, they are not guarantees of future performance and they may not prove true. The beliefs, plans and objectives on which forward-looking statements are based involve risks and uncertainties that could cause actual results to differ materially from those addressed in the forward-looking statements. For a discussion of these risks and uncertainties, see the section of the periodic reports that First United Corporation files with the Securities and Exchange Commission entitled "Risk Factors".

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

At March 31, 2024, the Corporation’s total assets were $1.9 billion, net loans were $1.4 billion, and deposits were $1.6 billion. Shareholders’ equity at March 31, 2024 was $165.5 million.

We maintain an Internet site at www.mybank.com on which we make available, free of charge, First United Corporation’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC.

SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data for the three-month periods ended March 31, 2024 and 2023 and is qualified in its entirety by the detailed information and unaudited financial statements, including the notes thereto, included elsewhere in this quarterly report.

	As of the three months ended
	March 31,
	2024	2023
Per Share Data
Basic net income per common share	$0.56	$0.66
Basic net income per common share (1) - non-GAAP	$0.62	$0.66
Diluted net income per common share	$0.56	$0.65
Diluted net income per common share (1) - non-GAAP	$0.62	$0.65
Basic book value per common share	$24.89	$22.85
Diluted book value per common share	$24.86	$22.81

Significant Ratios:

Return on Average Assets (a)	0.76%	0.94%
Accelerated depreciation expense, net of tax	0.09	—%
Adjusted Return on Average Assets (a) (1) (non-GAAP)	0.85%	0.94%

Return on Average Equity (a)	9.07%	11.87%
Accelerated depreciation expense, net of tax	1.04	—%
Adjusted Return on Average Equity (a) (1) (non-GAAP)	10.11%	11.87%

Average Equity to Average Assets	8.37%	7.90%

Capital Ratios:

Consolidated Total Capital (to risk weighted assets)	15.83%	16.15%
Consolidated Tier 1 Capital (to risk weighted assets)	14.58%	14.90%
Consolidated Common Equity Tier 1 Capital (to risk weighted assets)	12.60%	12.82%
Consolidated Tier 1 Capital (to average assets)	11.48%	11.47%

RESULTS OF OPERATIONS

Overview

Consolidated net income was $3.7 million, inclusive of $0.4 million, net of tax, in accelerated depreciation expenses related to branch closures, for the first quarter of 2024.   This compares to $4.4 million for the first quarter of 2023.  Basic and diluted earnings per share were $0.56 for the first quarter of 2024 compared to basic earnings per share of $0.66 and diluted earnings per share of $0.65 for the first quarter of 2023.

The $0.7 million decrease in net income year over year was primarily driven by a $0.7 million decrease in net interest income and a $0.4 million increase in provision for credit losses.  Two large commercial relationships with combined loan balances of $12.1 million were moved to non-accrual status during the first quarter of 2024, which resulted in a reversal of $0.4 million in accrued interest income and fees during the quarter.  Additionally, year-over-year interest expense increased at a slightly faster pace than year-over-year interest income.  The provision for credit loss also increased year over year due to increased qualitative risk factors associated with the non-accrual loan balances.  Management is actively managing these credits, which we anticipate will lead to normal collection procedures such as returning the credits to accrual or moving loans through the foreclosure process over the next year.  Other activity when comparing the first quarter of 2024 to the same period in 2023 was a $0.4 million increase in wealth management income due to improving market conditions and growth of new relationships and an increase in operating expenses of $0.2 million.  The provision for income tax expense was down $0.2 million when comparing the two quarters due to decreased net income before tax.

Other operating income, including net gains/(losses), for the first quarter of 2024 increased by $0.5 million when compared to the same period of 2023.  The growth was driven by an increase of $0.4 million in wealth management income due to improving market conditions and growth in new and existing customer relationships.

Operating expenses increased by $0.2 million in the first quarter of 2024 when compared to the first quarter of 2023.  The increase was largely driven by a $0.3 million increase in equipment and occupancy expense due to the accelerated depreciation expenses recognized in the first quarter of 2024 in conjunction with the branch closures in February 2024.   This increase was partially offset by a $0.1 million decrease in salaries and employee benefits year over year due to unusually high health insurance premiums recognized in the first quarter of 2023, offset by higher salaries and benefits associated with normal merit increases effective April 1, 2023.

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

The tables below summarize net interest income for the three month periods ended March 31, 2024 and 2023.

	Non-GAAP		GAAP
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(in thousands)	2024	2023	2024	2023
Interest income	$21,955	$18,056	$21,898	$17,829
Interest expense	8,086	3,311	8,086	3,311
Net interest income	$13,869	$14,745	$13,812	$14,518
Net interest margin %	3.12%	3.53%	3.10%	3.48%

The following tables set forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the three-month periods ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024			2023
	Average		Average	Average		Average
(in thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Loans	$1,407,886	$19,234	5.49%	$1,279,547	$15,457	4.90%
Investment Securities:
Taxable	294,526	1,744	2.38%	340,622	1,768	2.11%
Non taxable	7,806	94	4.84%	26,104	484	7.52%
Total	302,332	1,838	2.45%	366,726	2,252	2.49%
Federal funds sold	63,843	758	4.78%	40,092	307	3.11%
Interest-bearing deposits with other banks	8,787	31	1.42%	5,001	26	2.11%
Other interest earning assets	5,107	94	7.40%	1,632	14	3.48%
Total earning assets	1,787,955	21,955	4.94%	1,692,998	18,056	4.33%
Allowance for loan losses	(17,696)			(14,816)
Non-earning assets	188,425			213,929
Total Assets	$1,958,684			$1,892,111
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$348,998	$1,441	1.66%	$353,072	$888	1.02%
Interest-bearing money markets	322,965	3,260	4.06%	340,128	1,298	1.55%
Savings deposits	189,572	48	0.10%	246,708	79	0.13%
Time deposits - Retail	157,678	1,118	2.85%	118,667	281	0.96%
Time deposits - Brokered	30,000	399	5.35%	10,180	132	5.26%
Short-term borrowings	73,351	461	2.53%	57,364	31	0.22%
Long-term borrowings	103,017	1,359	5.31%	43,373	602	5.63%
Total interest-bearing liabilities	1,225,581	8,086	2.65%	1,169,492	3,311	1.15%
Non-interest-bearing deposits	534,412			545,215
Other liabilities	34,747			27,988
Shareholders’ Equity	163,944			149,416
Total Liabilities and Shareholders’ Equity	$1,958,684			$1,892,111
Net interest income and spread		$13,869	2.29%		$14,745	3.18%
Net interest margin			3.12%			3.53%

(1)	The above table reflects the average rates earned or paid stated on an FTE basis assuming a 21% tax rate for 2024 and 2023. Non-GAAP interest income on a fully taxable equivalent for the three-month periods ended March 31, 2024 and 2023 was $57 and $227, respectively.
(2)	Net interest margin is calculated as net interest income divided by average earning assets.
(3)	The average yields on investments are based on amortized cost.

Net interest income, on a non-GAAP, FTE basis, decreased by $0.9 million for the first quarter of 2024 when compared to the first quarter of 2023.  This decrease was driven by an increase of $4.8 million in interest expense due to an increase of 133 basis points on interest paid on deposit accounts.  The average balances decreased by $39.4 million when compared to the first quarter of 2023 due primarily to the increased deposit pricing pressures that began in the first quarter of 2023 as a result of the bank failures in March 2023 and liquidity fears in the market.  Interest income increased by $3.9 million.   Interest income on loans increased by $3.8 million due to the increase of 59 basis points in overall yield on the loan portfolio, as new loans were booked at higher rates  and adjustable-rate loans repriced in correlation to the rising rate environment and an increase in average balances of $128.3 million.   Investment income decreased by $0.4 million due to a decrease of $64.4 million in average balances related to the balance sheet restructuring of our investment portfolio in the fourth quarter of 2023 and the maturity of $30.0 million of U.S. Treasury bonds.  The net interest margin for the three months ended March 31, 2024 was 3.12% compared to 3.53% for the three months ended March 31, 2023.  Excluding the reversal of $0.4 million of interest and fees on loans related to the movement of $12.1 million of loans to non-accrual, the net interest margin would have been 3.21%.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense for our average interest-earning assets and average interest-bearing liabilities for the three-month periods ended March 31, 2024 and 2023:

	For the Three months ended March 31, 2024
	compared to the Three months ended March 31, 2023
(in thousands and tax equivalent basis)	Volume	Rate	Net
Interest Income:
Loans	$1,572	$2,205	$3,777
Taxable Investments	(243)	219	(24)
Non-taxable Investments	(344)	(46)	(390)
Federal funds sold	185	266	451
Interest-bearing deposits	20	(15)	5
Other interest earning assets	30	50	80
Total interest income	1,220	2,679	3,899
Interest Expense:
Interest-bearing demand deposits	(10)	563	553
Interest-bearing money markets	(66)	2,028	1,962
Savings deposits	(18)	(13)	(31)
Time deposits - Retail	94	743	837
Time deposits - Brokered	261	6	267
Short-term borrowings	9	421	430
Long-term borrowings	840	(83)	757
Total interest expense	1,110	3,665	4,775
Net interest income	$110	$(986)	$(876)
(1)	The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Credit Losses

Specific allocations have been made for loans where management has determined that the collateral supporting the loans is not adequate to cover the loan balance, and the qualitative factors affecting the estimated allowance for credit losses (“ACL”) have been adjusted based on the current economic environment and the characteristics of the loan portfolio. Net provision expense was $0.9 million for the three month period ended March 31, 2024 compared to net provision expense of $0.5 million and three month period ended March 31, 2023.  The increased provision expense recorded in the 2024 period was primarily related to increases in qualitative risk factors of our commercial and industrial portfolio, as two large relationships moved to non-accrual status during the quarter.

Other Income

The composition of other operating income for the three-month periods ended March 31, 2024 and 2023 is illustrated in the following table:

	Income as % of
	Total Other Income
(in thousands)	2024		2023
Service charges on deposit accounts	$556	12%	$516	12%
Other service charges	215	4%	232	5%
Trust department	2,188	46%	1,970	46%
Debit card income	932	19%	955	22%
Bank owned life insurance	326	7%	305	7%
Brokerage commissions	495	10%	297	7%
Other income	81	2%	64	1%
	$4,793	100%	$4,339	100%

Other Operating Expenses

The composition of other operating expenses for the three month periods ended March 31, 2024 and 2023 is illustrated in the following table:

	Expense as % of
	Total Other Operating Expenses
(in thousands)	2024		2023
Salaries and employee benefits	$7,157	56%	$7,296	58%
FDIC premiums	269	2%	193	1%
Equipment	923	7%	780	6%
Occupancy expense of premises	954	8%	785	6%
Data processing expense	1,318	10%	1,306	10%
Marketing expense	134	1%	120	1%
Professional services	486	4%	494	4%
Contract labor	183	1%	134	1%
Telephone	109	1%	110	1%
Other real estate owned	86	1%	124	1%
Investor relations	53	0%	83	1%
Contributions	50	0%	64	1%
Other	1,159	9%	1,149	9%
	$12,881	100%	$12,638	100%

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

The effective income tax rates as a percentage of income for the three-month periods ended March 31, 2024 and March 31, 2023 were 23.9% and 23.6%, respectively.

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

The following table presents a reconciliation of net income and diluted earnings per share (as reported) to adjusted net income and adjusted diluted earnings per share:

	Three months ended March 31,
	2024	2023
(in thousands, except for per share amount)
Net income - as reported	$3,698	$4,375
Adjustments:
Accelerated depreciation expenses	562	—
Income tax effect of adjustments	(137)	—
Adjusted net income (non-GAAP)	$4,123	$4,375

Diluted earnings per share - as reported	$0.56	$0.65
Adjustments:
Accelerated depreciation expenses	0.08	—
Income tax effect of adjustments	(0.02)	—
Adjusted basic and diluted earnings per share (non-GAAP)	$0.62	$0.65

Significant Ratios:
Return on Average Assets - as reported	0.76%	0.94%
Accelerated depreciation expenses	0.12%	—
Income tax effect of adjustments	(0.03%)	—
Adjusted Return on Average Assets (non-GAAP)	0.85%	0.94%

Return on Average Equity - as reported	9.07%	11.87%
Accelerated depreciation expenses	1.38%	—
Income tax effect of adjustments	(0.34%)	—
Adjusted Return on Average Equity (non-GAAP)	10.11%	11.87%

FINANCIAL CONDITION

Balance Sheet Overview

Total assets at March 31, 2024 were $1.9 billion, representing a $7.1 million increase since December 31, 2023.  During the first quarter of 2024, cash and interest-bearing deposits in other banks increased by $37.2 million.  The investment portfolio decreased by $32.8 million due to the maturities of $30.0 million of U.S. Treasury bonds during the quarter and normal principal amortization. Gross loans increased by $5.7 million.  Other assets, including deferred taxes, premises and equipment, and accrued interest receivable, remained stable.

Total liabilities at March 31, 2024 were $1.7 billion, representing a $3.5 million increase since December 31, 2023.  Total deposits increased by $12.5 million when compared to December 31, 2023.  The increase in deposits was primarily attributable to the shift of $10.0 million in overnight investment sweep balances to the IntraFi Cash Service (“ICS”) product, as a result of management’s strategy to release pledging of investment securities for municipalities to increase available liquidity.  Short term borrowings increased by $34.1 million since December 31, 2023 due primarily to the Bank’s utilization of the FRB’s Bank Term Funding Program (“BTFP”) to obtain $40.0 million in borrowings during January 2024 at a rate of 4.87% with a one-year maturity.  There are no prepayment penalties associated with early payments on the BTFP borrowings.  Long-term borrowings decreased by $40.0 million in the first quarter of 2024 due to the repayment of $40.0 million in Federal Home Loan Bank (“FHLB”) borrowings that matured.

Loan Portfolio

The following table presents the composition of our loan portfolio at the dates indicated:

(in thousands)	March 31, 2024		December 31, 2023
Commercial real estate	$492,819	35%	$493,703	35%
Acquisition and development	83,424	6%	77,060	5%
Commercial and industrial	274,722	19%	274,604	20%
Residential mortgage	501,990	36%	499,871	36%
Consumer	59,372	4%	61,429	4%
Total Loans	$1,412,327	100%	$1,406,667	100%

Outstanding loans of $1.4 billion at March 31, 2024 reflected growth of $5.7 million for the first quarter of 2024.  Since December 31, 2023, commercial real estate loans decreased by $0.9 million and acquisition and development loans increased by $6.4 million. Commercial and industrial loans increased by $0.1 million.  Residential mortgage loans increased by $2.1 million, offset by a decline of $2.1 million in the consumer loan portfolio related to new production offset by monthly amortization.

New commercial loan production for the three months ended March 31, 2024 was approximately $28.3 million.  The pipeline of commercial loans as of March 31, 2024 was $30.9 million.  At March 31, 2024, unfunded, committed commercial construction loans totaled approximately $8.2 million. Commercial amortization and payoffs were approximately $35.5 million through March 31, 2024, due primarily to pay-offs of short-term commercial loans as well as normal amortizations of the commercial loan portfolio.

New consumer mortgage loan production for the first quarter of 2024 was approximately $11.2 million, with most of this production comprised of in-house mortgages.  The pipeline of in-house, portfolio loans as of March 31, 2024 was $9.8 million.  The residential mortgage production level declined in the first quarter of 2024 due to the higher interest rates and seasonality of this line of business.  Unfunded commitments related to residential construction loans totaled $13.9 million at March 31, 2024.   Management chose to shift activity to the secondary market in the first quarter of 2024 to preserve liquidity.

Non-accrual loans totaled $16.0 million at March 31, 2024 compared to $4.0 million at December 31, 2023.  The increase in non-accrual balances at March 31, 2024 was related to two commercial and industrial loan relationships that were classified as substandard at December 31, 2023 and moved to non-accrual during the first quarter.  Management believes that these loans are marked appropriately, and our credit department is actively working with these borrowers on work-out plans.

The following table presents loans in our commercial real estate portfolio by industry type at March 31, 2024.

(in thousands)	Non-owner-occupied	Owner-occupied	Multi-family	Total
Accommodations and food services	$75,713	$4,964	$—	$80,677
Administration and support, waste management, and remediation services	—	1,450	—	1,450
Agriculture, forestry, fishing and hunting	—	2,201	—	2,201
Arts, entertainment and recreation	—	3,090	—	3,090
Construction	2,237	6,219	4	8,460
Educational services	—	938	—	938
Finance and insurance	—	108	—	108
Health care and social assistance	4,773	11,523	—	16,296
Management of companies and enterprises	—	2,799	—	2,799
Manufacturing	—	6,921	—	6,921
Other services (except public services)	2,271	18,017	317	20,605
Professional, scientific and technical services	—	2,450	—	2,450
Public administration	1,507	1,055	—	2,562
Commercial rental properties	184,453	77,872	—	262,325
Residential rental properties	507	337	26,416	27,260
Student rental properties	—	—	4,761	4,761
Mixed use rental properties	148	238	17,774	18,160
Storage units	18,436	—	—	18,436
Real estate rental and leasing- other	4,670	3,478	417	8,565
Retail trade	—	3,277	—	3,277
Transportation and warehousing	—	511	—	511
Wholesale trade	—	967	—	967
Total	$294,715	$148,415	$49,689	$492,819

Our loan portfolio does not consist of any loans secured by office buildings located in major metropolitan areas or that are over four stories or any retail properties rented to major big box retail tenants.  There have been no significant changes in our commercial real estate concentrations since December 31, 2023.

Risk Elements of Loan Portfolio

The following table presents the risk elements of our loan portfolio at the dates indicated. Management is not aware of any potential problem loans other than those listed in this table or discussed below.

(in thousands)	March 31, 2024	% of Applicable Portfolio	December 31, 2023	% of Applicable Portfolio
Non-accrual loans:
Commercial real estate	$818	0.17%	$826	0.17%
Acquisition and development	105	0.13%	113	0.15%
Commercial and industrial	12,093	4.40%	—	0.00%
Residential mortgage	2,863	0.57%	2,988	0.60%
Consumer	128	0.22%	29	0.05%
Total non-accrual loans	$16,007	1.13%	$3,956	0.28%
Accruing Loans Past Due 90 days or more:
Residential mortgage	$76		$459
Consumer	44		84
Total loans past due 90 days or more	$120		$543
Total non-accrual and accruing loans past due 90 days or more	$16,127		$4,499

Other real estate owned	$4,402		$4,493
Total Non-performing assets	$20,529		$8,992
Individually evaluated loans without a valuation allowance	14,875		2,963
Individually evaluated loans with a valuation allowance	—		—
Total individually evaluated loans	$14,875		$2,963

Non-accrual loans to total loans (as %)	1.13%		0.28%
Non-performing loans to total loans (as %)	1.14%		0.32%
Non-performing assets to total assets (as %)	1.07%		0.47%
Allowance for credit losses to non-accrual loans (as %)	112.34%		441.86%
Allowance for credit losses to non-performing assets (as %)	87.59%		194.40%

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

The following table presents a summary of the activity in the ACL for the three-month periods ended March 31:

(in thousands)	2024	2023
Balance, January 1	$17,480	$14,636
Impact of CECL Adoption	—	2,066
Charge-offs:
Commercial and industrial	(112)	—
Residential mortgage	—	(6)
Consumer	(506)	(333)
Total charge-offs	(618)	(339)
Recoveries:
Commercial real estate	37	5
Acquisition and development	3	5
Commercial and industrial	31	4
Residential mortgage	18	18
Consumer	70	62
Total recoveries	159	94
Net losses	(459)	(245)
Credit/loan loss expense	961	414
Balance at end of period	$17,982	$16,871

Allowance for credit losses to gross loans outstanding (as %)	1.27%	1.31%

Net (Charge-offs)/Recoveries as a % of Average Applicable Portfolio

	2024	2023
Commercial real estate	0.03%	0.00%
Acquisition and development	0.01%	0.03%
Commercial and industrial	(0.12)%	0.01%
Residential mortgage	0.01%	0.01%
Consumer	(2.89)%	(1.79)%
Total	(0.13)%	(0.08)%

Investment Securities

At March 31, 2024, the total amortized cost basis of the available-for-sale investment portfolio was $116.8 million, compared to a fair value of $95.6 million. Unrealized gains and losses on available-for-sale securities are reflected in accumulated other comprehensive loss, a component of shareholders’ equity. The amortized cost basis of the held to maturity portfolio was $183.2 million, compared to a fair value of $152.2 million.

The following table presents the composition of our securities portfolio at amortized cost and fair values at the dates indicated:

	March 31, 2024			December 31, 2023
	Amortized	Fair Value	FV as %	Amortized	Fair Value	FV as %
(in thousands)	Cost	(FV)	of Total	Cost	(FV)	of Total
Available for Sale Securities:
U.S. government agencies	$7,000	$6,019	6%	$7,000	$6,034	6%
Residential mortgage-backed agencies	24,261	19,854	21%	24,781	20,563	21%
Commercial mortgage-backed agencies	36,082	27,916	28%	36,258	28,417	29%
Collateralized mortgage obligations	19,320	15,889	17%	19,725	16,356	17%
Obligations of state and political subdivisions	10,481	10,253	11%	10,486	10,312	11%
Corporate bonds	1,000	763	1%	1,000	778	1%
Collateralized debt obligations	18,651	14,886	16%	18,671	14,709	15%
Total available for sale	$116,795	$95,580	100%	$117,921	$97,169	100%
Held to Maturity Securities:
U.S. treasuries	$7,498	$7,484	5%	$37,462	$37,219	20%
U.S. government agencies	68,085	56,642	37%	68,014	57,029	31%
Residential mortgage-backed agencies	29,258	25,883	17%	29,588	26,717	14%
Commercial mortgage-backed agencies	21,371	15,788	10%	21,413	16,052	9%
Collateralized mortgage obligations	52,364	42,348	28%	53,261	43,288	24%
Obligations of state and political subdivisions	4,605	4,080	3%	4,604	4,110	2%
Total held to maturity	$183,181	$152,225	100%	$214,342	$184,415	100%

Total fair value of investment securities available for sale decreased by $1.6 million since December 31, 2023 due primarily to principal paydowns of the portfolio.  At March 31, 2024, the securities classified as available-for-sale included a net unrealized loss of $21.2 million, which represents the difference between the fair value and amortized cost of securities in the portfolio.

Total amortized cost of securities held to maturity decreased by $31.2 million since December 31, 2023 due primarily to the maturity of $30.0 million in U.S. Treasury bonds and $1.2 million in other principal paydowns of the portfolio.  Proceeds from the maturities and principal paydowns were reinvested into cash at the Federal Reserve Bank of Richmond in anticipation of the $40.0 million maturing FHLB advance.

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

Approximately $80.7 million of the available-for-sale portfolio was valued using Level 2 pricing and had net unrealized losses of $17.5 million at March 31, 2024. The remaining $14.9 million of the securities available-for-sale represents the entire collateralized debt obligation portfolio, which was valued using significant unobservable inputs (Level 3 assets). The $3.8 million in net unrealized losses associated with this portfolio relates to nine pooled trust preferred securities that comprise the collateralized debt obligation portfolio.

Deposits

The following table presents the composition of our deposits at the dates indicated:

(in thousands)	March 31, 2024		December 31, 2023
	Balance	Percent	Balance	Percent
Non-interest-bearing demand deposits	$422,759	27%	$427,670	27%
Interest-bearing deposits:
Demand	377,723	24%	350,860	23%
Money Market	392,933	25%	385,649	25%
Savings deposits	188,857	12%	191,265	12%
Time deposits- retail	151,181	10%	165,533	11%
Time deposits- brokered	30,000	2%	30,000	2%
Total Deposits	$1,563,453	100%	$1,550,977	100%

Total deposits at March 31, 2024 increased by $12.5 million when compared to December 31, 2023. During the quarter, non-interest-bearing deposits decreased by $4.9 million.  Interest-bearing demand deposits increased by $26.9 million, primarily related to the shift of $10.0 million in overnight investment sweep balances into the ICS product to maintain insurance through the Federal Deposit Insurance Corporation due to management’s strategy to release pledging of investment securities for municipalities to increase available liquidity.  Money market accounts increased by $7.3 million due primarily to the expansion of current relationships and new relationships during the quarter.  Traditional savings accounts decreased by $2.4 million and time deposits decreased by $14.4 million.  The decrease in time deposits was primarily due to the maturing of a nine-month CD product that was offered by the Bank in 2023 at higher rates.  The Bank has worked closely with customers as these CDs mature to transition them to other deposit and wealth management products offered by the Bank.

The following table summarizes the percentage of deposits that are insured by deposit insurance or otherwise fully collateralized by securities compared to uninsured deposits as of March 31, 2024 and December 31, 2023.

	March 31, 2024		December 31, 2023
(in thousands)	Balance	Percent	Balance	Percent
Insured deposits	$1,198,898	77%	$1,175,812	76%
Uninsured but collateralized deposits	81,271	5%	76,569	5%
Uninsured and uncollateralized deposits	283,284	18%	298,596	19%
	$1,563,453	100%	$1,550,977	100%

The following table summarizes the percentage of deposit balances from retail customers compared to business customers as of March 31, 2024 and December 31, 2023.

	March 31, 2024		December 31, 2023
(in thousands)	Balance	Percent	Balance	Percent
Retail deposits	$763,657	49%	$748,295	53%
Business deposits	799,796	51%	802,682	47%
	$1,563,453	100%	$1,550,977	100%

Borrowed Funds

The following table presents the composition of our borrowings at the dates indicated:

(in thousands)	March 31, 2024	December 31, 2023
Bank Term Funding Program	$40,000	$—
Securities sold under agreements to repurchase	$39,494	$45,418
Total short-term borrowings	79,494	45,418
FHLB advances	40,000	80,000
Junior subordinated debt	30,929	30,929
Total long-term borrowings	$70,929	$110,929

Short-term borrowings increased by $34.1 million as the Bank borrowed $40.0 million from the BTFP in January 2024, which was partially offset by a decrease of $5.9 million in other short-term borrowings related to the shift of $10.0 million from a large municipality to the ICS product.  Long-term borrowings decreased by $40.0 million as a $40.0 million FHLB advance matured in March 2024 and was fully repaid.

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

It is our policy to manage our affairs so that liquidity needs are fully satisfied through normal Bank operations. That is, the Bank will manage its liquidity to minimize the need to make unplanned sales of assets or to borrow funds under emergency conditions. The Bank will use funding sources where the interest cost is relatively insensitive to market changes in the short run (periods of one year or less) to satisfy operating cash needs. The remaining normal funding will come from interest-sensitive liabilities, either deposits or borrowed funds. When the marginal cost of needed wholesale funding is lower than the cost of raising this funding in the retail markets, the Corporation may supplement retail funding with external funding sources such as:

1.	Unsecured Fed Funds lines of credit with upstream correspondent banks (M&T Bank, Pacific Coast Banker’s Bank, PNC Financial Services, Atlantic Community Bankers Bank, Community Bankers Bank and Zions National Bank).
2.	Secured advances with the FHLB, which are collateralized by eligible one to four family residential mortgage loans, home equity lines of credit, commercial real estate loans.

3.	Secured line of credit with the Fed Discount Window for use in borrowing funds up to 90 days, using municipal securities as collateral.
4.	Brokered deposits, including CDs and money market funds, provide a method to generate deposits quickly. These deposits are strictly rate driven but often provide the most cost-effective means of funding growth.
5.	One Way Buy CDARS/ICS funding – a form of brokered deposits that has become a viable supplement to brokered deposits obtained directly.
6.	Bank Term Funding Program – A Federal Reserve program collateralized by government agency securities. The Bank obtained $40.0 million in funds through the BTFP in January 2024 at a fixed rate of 4.87%

The following table presents sources of liquidity available to the Corporation as of March 31, 2024.

(in thousands)	Total Availability	Amount Used	Net Availability
Internal Sources
Excess cash	$79,521	$-	$79,521
Unpledged securities	35,757	-	35,757
External Sources
Federal Reserve (discount window)	31,776	-	31,776
Correspondent unsecured lines of credit	140,000	-	140,000
FHLB	235,475	42,914	192,561
Bank Term Funding Program	40,000	40,000	-
	$562,529	$82,914	$479,615

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

At March 31, 2024, we were asset sensitive.

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

Based on the simulation analysis performed at March 31, 2024 and December 31, 2023, management estimated the following changes in net interest income, assuming the indicated rate changes:

(in thousands)	March 31, 2024	December 31, 2023
+400 basis points	$3,074	$4,464
+300 basis points	$3,378	$3,353
+200 basis points	$2,992	$2,255
+100 basis points	$1,466	$1,155
-100 basis points	$(1,576)	$(1,280)
-200 basis points	$(4,016)	$(3,102)
-300 basis points	$(6,021)	$(5,249)
-400 basis points	$(8,501)	$(8,086)

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

Management believes that no material changes in our market risks, our procedures used to evaluate and mitigate those risks, or our actual or simulated sensitivity positions have occurred since December 31, 2023. Our NII simulation analysis as of December 31, 2023 is included in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2023 under the heading “Market Risk and Interest Sensitivity.

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

In addition to operational requirements, the Bank is subject to risk-based capital regulations, which were adopted and are monitored by federal banking regulators. These regulations are used to evaluate capital adequacy and require an analysis of an institution’s asset risk profile and off-balance sheet exposures, such as unused loan commitments and stand-by letters of credit.  Based on capital ratios at March 31, 2024, the Bank was considered to be well-capitalized.

The following table presents the Bank’s capital ratios as of the dates indicated:

	March 31, 2024	December 31, 2023	Required for Capital Adequacy Purposes	Required to be Well Capitalized
Total Capital (to risk-weighted assets)	14.17%	14.05%	8.00%	10.00%
Tier 1 Capital (to risk-weighted assets)	12.92%	12.81%	6.00%	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)	12.92%	12.81%	4.50%	6.50%
Tier 1 Capital (to average assets)	10.08%	9.92%	4.00%	5.00%

As of both March 31, 2024 and December 31, 2023, the Bank was considered “well capitalized” under the regulatory framework for prompt corrective action.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Contractual Obligations

The Corporation enters into contractual obligations in the normal course of business. Among these obligations are FHLB advances and junior subordinated debentures, operating lease agreements for banking and subsidiaries’ offices and for data processing and telecommunications equipment.  Comparing March 31, 2024 to December 31, 2023, short-term borrowings increased by $34.1 million as the Bank borrowed $40.0 million from the BTFP in January 2024, which was partially offset by a decrease of $4.9 million in other short-term borrowings due to fluctuations in municipal customer balances in overnight investment sweep products.

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

Commitments to extend credit in the form of consumer, commercial and business at the dates indicated were as follows:

(in thousands)	March 31, 2024	December 31, 2023
Residential mortgage - home equity	$72,515	$72,080
Residential mortgage - construction	13,815	17,684
Commercial	154,146	160,196
Consumer - personal credit lines	4,232	4,186
Standby letters of credit	11,436	11,037
Total	$256,144	$265,183

The decrease of $9.0 million in commitments at March 31, 2024 when compared to December 31, 2023 was due to fluctuations in line of credit balances of commercial customers.

Credit loss expense for off-balance sheet credit exposures was a credit of $15 thousand for the three-month period ended March 31, 2024.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is included in Item 2 of Part I of this report under the caption “Market Risk and Interest Sensitivity” and in Item 7 of Part II of First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023 under the heading “Market Risk and Interest Sensitivity” both of which are incorporated in this Item 3 by reference.

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

An evaluation of the effectiveness of these disclosure controls as of March 31, 2024 was carried out under the supervision and with the participation of management, including the PEO and the PFO. Based on that evaluation, management, including the PEO and the PFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the three months ended March 31, 2024, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023. Management does not believe that any material changes in our risk factors have occurred since they were last disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the quarter ended March 31, 2024, Marisa Shockley, a director of the Company, terminated a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of the SEC’s Regulation S-K).  The arrangement was adopted on May 16, 2023 and contemplated the monthly purchase on the open market of a specified dollar amount of shares of the Company’s common stock on the first business day of each month, beginning on June 1, 2023, at times and at market prices on such dates as determined by her broker, until the earlier of (i) the termination of the plan by Ms. Shockley, (ii) the termination of Ms. Shockley’s position as a director or an officer of the Company, (iii) Ms. Shockley’s death and (iv) May 31, 2024.

During the quarter ended March 31, 2024, no other director or officer of the Company adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of securities of the registrant intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act or (ii) any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of the SEC’s Regulation S-K).

Item 6. Exhibits

The exhibits filed or furnished with this quarterly report are listed in the following Exhibit Index.

Exhibit	Description
31.1	Certifications of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
31.2	Certifications of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
32	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)
101.INS	Inline XBRL Instance Document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	The cover page of First United Corporation’s Quarterly Report on Form 10Q for the quarter ended March 31, 2024 formatted in Inline XBRL, included within the Exhibit 101 attachments (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST UNITED CORPORATION

Date: May 8, 2024	/s/ Carissa L. Rodeheaver
Carissa L. Rodeheaver, CPA
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2024	/s/ Tonya K. Sturm
Tonya K. Sturm, Senior Vice President,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)