Form 10-Q
period 2024-06-30
FIRST UNITED CORP/MD/
filed 2024-08-07
CIK 763907

th

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For quarterly period ended June 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:   6,465,601 shares of common stock, par value $0.01 per share, as of July 31, 2024.

INDEX TO QUARTERLY REPORT

FIRST UNITED CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

First United Corporation and Subsidiaries

Consolidated Statements of Financial Condition

(In thousands, except share data - Unaudited)

	June 30, 2024	December 31, 2023

Assets
Cash and due from banks	$43,635	$48,343
Interest bearing deposits in banks	1,457	1,410
Cash and cash equivalents	45,092	49,753
Investment securities – available for sale (at fair value)	92,954	97,169
Investment securities – held to maturity, net of allowance for credit losses of $45 at June 30, 2024 and December 31, 2023 (fair value $143,030 at June 30, 2024 and $184,415 at December 31, 2023)	174,197	214,297
Restricted investment in bank stock, at cost	3,395	5,250
Loans held for sale	447	443
Loans	1,422,975	1,406,667
Unearned fees	(306)	(340)
Allowance for credit losses	(17,923)	(17,480)
Net loans	1,404,746	1,388,847
Premises and equipment, net	29,688	31,459
Goodwill and other intangibles	11,938	12,103
Bank owned life insurance	48,267	47,607
Deferred tax assets	11,214	11,133
Other real estate owned, net	2,978	4,493
Right of use assets	1,230	1,367
Pension asset	12,850	11,208
Accrued interest receivable	7,115	7,487
Other assets	22,488	23,244
Total Assets	$1,868,599	$1,905,860
Liabilities and Shareholders’ Equity
Liabilities:
Non-interest bearing deposits	$423,970	$427,670
Interest bearing deposits	1,113,101	1,123,307
Total deposits	1,537,071	1,550,977
Short-term borrowings	62,564	45,418
Long-term borrowings	70,929	110,929
Operating lease liability	1,412	1,556
SERP deferred compensation	9,979	9,777
Allowance for credit losses on off-balance sheet credit exposures	801	873
Accrued interest payable	1,352	612
Other liabilities	19,021	22,515
Dividends payable	1,293	1,330
Total Liabilities	1,704,422	1,743,987
Shareholders’ Equity:
Common Stock – par value $0.01 per share; Authorized 25,000,000 shares; issued and outstanding 6,465,601 shares at June 30, 2024 and 6,639,888 at December 31, 2023	65	66
Surplus	20,280	23,734
Retained earnings	179,892	173,900
Accumulated other comprehensive loss	(36,060)	(35,827)
Total Shareholders’ Equity	164,177	161,873
Total Liabilities and Shareholders’ Equity	$1,868,599	$1,905,860

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Six Months Ended
	June 30,
	2024	2023

	(Unaudited)
Interest income
Interest and fees on loans	$39,439	$32,224
Interest on investment securities
Taxable	3,441	3,547
Exempt from federal income tax	106	538
Total investment income	3,547	4,085
Other	2,025	1,492
Total interest income	45,011	37,801
Interest expense
Interest on deposits:
Savings	94	135
Interest-bearing transaction accounts	9,712	5,128
Time deposits	2,858	1,765
Total interest on Deposits	12,664	7,028
Interest on short-term borrowings	970	60
Interest on long-term borrowings	2,327	2,021
Total Interest Expense	15,961	9,109
Net Interest income	29,050	28,692
Credit loss expense - loans	2,212	848
Credit loss (credit)/expense - off-balance sheet credit exposures	(72)	90
Total credit loss expense	2,140	938
Net interest income after provision for credit losses	26,910	27,754
Other operating income
Net gains on sales of residential mortgage loans	141	140
Net gains	141	140
Other Income
Service charges on deposit accounts	1,112	1,062
Other service charges	440	476
Trust department	4,443	3,995
Debit card income	1,931	1,986
Bank owned life insurance	660	616
Brokerage commissions	857	555
Other	132	132
Total other income	9,575	8,822
Total other operating income	9,716	8,962
Other operating expenses
Salaries and employee benefits	14,413	14,166
FDIC premiums	554	470
Equipment expense	1,558	1,527
Occupancy expense of premises	1,606	1,527
Data processing expense	2,740	2,612
Marketing expense	318	280
Professional services	935	1,014
Contract labor	267	291
Telephone	212	226
Total OREO expense, net	100	142
Investor relations	144	206
Contributions	116	143
Other	2,282	2,545
Total other operating expenses	25,245	25,149
Income before income tax expense	11,381	11,567
Provision for income tax expense	2,769	2,778
Net Income	$8,612	$8,789
Basic net income per share	$1.31	$1.32
Diluted net income per share	$1.31	$1.31
Weighted average number of basic shares outstanding	6,585	6,689
Weighted average number of diluted shares outstanding	6,596	6,707
Dividends declared per common share	$0.40	$0.40

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended
	June 30,
	2024	2023

	(Unaudited)
Interest income
Interest and fees on loans	$20,221	$16,780
Interest on investment securities
Taxable	1,697	1,779
Exempt from federal income tax	53	268
Total investment income	1,750	2,047
Other	1,142	1,145
Total interest income	23,113	19,972
Interest expense
Interest on deposits:
Savings	46	56
Interest-bearing transaction accounts	5,011	2,941
Time deposits	1,341	1,353
Total interest on Deposits	6,398	4,350
Interest on short-term borrowings	509	29
Interest on long-term borrowings	968	1,419
Total Interest Expense	7,875	5,798
Net Interest income	15,238	14,174
Credit loss expense - loans	1,251	434
Credit loss credit - off-balance sheet credit exposures	(57)	(39)
Total credit loss expense/(credit)	1,194	395
Net interest income after provision for credit losses	14,044	13,779
Other operating income
Gains on sales of residential mortgage loans	59	86
Net gains	59	86
Other Income
Service charges on deposit accounts	556	546
Other service charges	225	244
Trust department	2,255	2,025
Debit card income	999	1,031
Bank owned life insurance	334	311
Brokerage commissions	362	258
Other	51	68
Total other income	4,782	4,483
Total other operating income	4,841	4,569
Other operating expenses
Salaries and employee benefits	7,256	6,870
FDIC premiums	285	277
Equipment	635	747
Occupancy	652	742
Data processing	1,422	1,306
Marketing	184	160
Professional services	449	520
Contract labor	84	157
Telephone	103	116
Total other real estate owned expenses, net	14	18
Investor relations	91	123
Contributions	66	79
Other	1,123	1,396
Total other operating expenses	12,364	12,511
Income before income tax expense	6,521	5,837
Provision for income tax expense	1,607	1,423
Net Income	$4,914	$4,414
Basic net income per common share	$0.75	$0.66
Diluted net income per common share	$0.75	$0.66
Weighted average number of basic shares outstanding	6,527	6,704
Weighted average number of diluted shares outstanding	6,537	6,718
Dividends declared per common share	$0.20	$0.20

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

	Six Months Ended
	June 30,
	2024	2023

Comprehensive Income	(Unaudited)
Net Income	$8,612	$8,789
Other comprehensive loss, net of tax and reclassification adjustments:
Available for sale securities:
Unrealized holding losses on investments with credit related impairment	$(633)	$(1,408)
Reclassification adjustment for accretable yield realized in income	101	101
Other comprehensive loss on investments with credit related impairment	(734)	(1,509)

Unrealized holding losses on all other AFS investments	$(1,341)	$(881)
Other comprehensive loss on all other AFS investments	(1,341)	(881)

Held to Maturity Securities
Unrealized holding gains on securities transferred to held to maturity	$—	$—
Reclassification adjustment for amortization realized in income	(320)	(345)
Other comprehensive income on HTM investments	320	345

Cash flow hedges:
Unrealized holding gains on cash flow hedges	$4	$16
Other comprehensive income on cash flow hedges	4	16

Pension plan liability:
Unrealized holding gains on pension plan liability	$951	$105
Reclassification adjustment for amortization of unrecognized loss realized in income	(406)	(499)
Other comprehensive income on pension plan liability	1,357	604

SERP liability:
Unrealized holding gains on SERP liability	$—	$—
Reclassification adjustment for amortization of unrealized (gain)/loss realized in income	(78)	4
Other comprehensive income/(loss) on SERP liability	78	(4)

Other comprehensive loss before income tax	(316)	(1,429)
Income tax effect related to other comprehensive loss	83	345

Other comprehensive loss, net of tax	(233)	(1,084)
Comprehensive income	$8,379	$7,705

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

	Three Months Ended
	June 30,
	2024	2023

Comprehensive Income	(Unaudited)
Net Income	$4,914	$4,414
Other comprehensive loss, net of tax and reclassification adjustments:
Available for sale securities:
Unrealized holding (losses)/gains on investments with credit related impairment	$(843)	$198
Reclassification adjustment for accretable yield realized in income	51	51
Other comprehensive (loss)/income on investments with credit related impairment	(894)	147

Unrealized holding losses on all other AFS investments	$(717)	$(2,221)
Other comprehensive loss on all other AFS investments	(717)	(2,221)

Held to Maturity Securities
Unrealized holding losses on securities transferred to held to maturity
Unrealized holding gains on HTM investments	$—	$—
Reclassification adjustment for amortization realized in income	(160)	(164)
Other comprehensive income on HTM investments	160	164

Cash flow hedges:
Unrealized holding (losses)/gains on cash flow hedges	$(69)	$204
Other comprehensive (loss)/income on cash flow hedges	(69)	204

Pension plan liability:
Unrealized holding losses on pension plan liability	$(538)	$(63)
Reclassification adjustment for amortization of unrecognized loss realized in income	(203)	(249)
Other comprehensive (loss)/income on pension plan liability	(335)	186

SERP liability:
Unrealized holding losses on SERP liability	$—	$—
Reclassification adjustment for amortization of unrealized loss realized in income	(39)	2
Other comprehensive income/(loss) on SERP liability	39	(2)

Other comprehensive loss before income tax	(1,816)	(1,522)
Income tax benefit related to other comprehensive income	478	369

Other comprehensive loss, net of tax	(1,338)	(1,153)
Comprehensive income	$3,576	$3,261

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except per share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at January 1, 2024	$66	$23,734	$173,900	$(35,827)	$161,873
Net income			3,698		3,698
Other comprehensive income				1,105	1,105
Stock based compensation		57			57
Common stock issued - 8,757 shares		74			74
Common stock dividend declared - $0.20 per share			(1,326)		(1,326)
Balance at March 31, 2024	$66	$23,865	$176,272	$(34,722)	$165,481
Net income			4,914		4,914
Other comprehensive loss				(1,338)	(1,338)
Stock based compensation		376			376
Common stock issued - 18,756 shares		70			70
Common stock repurchase - 201,800 shares	(1)	(4,031)			(4,032)
Common stock dividend declared - $0.20 per share			(1,294)		(1,294)
Balance at June 30, 2024	$65	$20,280	$179,892	$(36,060)	$164,177

First United Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except per share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at January 1, 2023	$67	$24,409	$166,343	$(39,026)	$151,793
Adoption of ASC 326- Financial Instruments- Credit Losses			(2,155)		(2,155)
Net income			4,375		4,375
Other comprehensive income				69	69
Stock based compensation		56			56
Common stock issued - 22,282 shares		64			64
Common stock dividend declared - $0.20 per share			(1,334)		(1,334)
Balance at March 31, 2023	$67	$24,529	$167,229	$(38,957)	$152,868
Net income			4,414		4,414
Other comprehensive loss				(1,153)	(1,153)
Stock based compensation		298			298
Common stock issued - 18,416 shares		74			74
Common stock dividend declared - $0.20 per share			(1,345)		(1,345)
Balance at June 30, 2023	$67	$24,901	$170,298	$(40,110)	$155,156

See accompanying notes to the consolidated financial statement

First United Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended
	June 30,
	2024	2023

	(Unaudited)
Operating activities
Net income	$8,612	$8,789
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,140	938
Depreciation	1,952	1,700
Stock based compensation	433	354
Gain on sales of other real estate owned	(126)	(36)
Write-downs of other real estate owned, net	—	(69)
Originations of loans held for sale	(4,100)	(1,337)
Proceeds from sales of loans held for sale	4,237	977
Gains from sales of loans held for sale	(141)	(140)
Net accretion of investment securities discounts and premiums- AFS	(48)	(25)
Net accretion of investment securities discounts and premiums- HTM	(317)	(405)
Amortization of intangible assets	165	165
Earnings on bank owned life insurance	(660)	(616)
Amortization of deferred loan (fees)/costs, net	(86)	27
Amortization of operating lease right of use asset	137	164
Decrease/(increase) in accrued interest receivable and other assets	1,326	(4,259)
Deferred tax (benefit)/expense	(81)	1,038
Operating lease liability	(144)	(186)
(Decrease)/increase in accrued interest payable and other liabilities	(2,548)	967
Net cash provided by operating activities	10,751	8,046
Investing activities
Proceeds from maturities/calls of investment securities - AFS	2,186	3,358
Proceeds from maturities/calls of investment securities - HTM	40,417	5,305
Proceeds from sales of other real estate owned	1,710	172
Net decrease/(increase) in restricted stock	1,855	(3,463)
Net increase in loans	(18,094)	(71,239)
Purchases of premises and equipment	(181)	(284)
Net cash provided by/(used in) by investing activities	27,893	(66,151)
Financing activities
Net (decrease)/increase in deposits	(13,906)	9,226
Issuance of common stock	144	138
Cash dividends paid on common stock	(2,657)	(2,536)
Net increase/(decrease) in short-term borrowings	17,146	(14,487)
Stock repurchase	(4,032)	—
Proceeds from long-term borrowings	—	80,000
Payments of long-term borrowings	(40,000)	—
Net cash (used in)/provided by financing activities	(43,305)	72,341
(Decrease)/increase in cash and cash equivalents	(4,661)	14,236
Cash and cash equivalents at beginning of the year	49,753	74,315
Cash and cash equivalents at end of period	$45,092	$88,551
Supplemental information
Interest paid	$15,221	$8,726
Taxes paid	$923	$2,550
Non-cash investing activities:
Transfers from loans to other real estate owned	$69	$176

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Basis of Presentation

The financial information is presented in accordance with generally accepted accounting principles and general practice for financial institutions in the United States of America (“GAAP”).  First United Corporation has prepared these unaudited condensed consolidated financial statements in accordance with GAAP for interim financial information, rules of the Securities and Exchange Commission that permit reduced disclosure for interim periods, and Article 8 of Regulation S-X.  Operating results for the six- and three-month periods ended June 30, 2024 are not necessarily indicative of the results that may be expected for the full year or for any future interim period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023.

In preparing financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of the date of financial statements.  In addition, these estimates and assumptions affect revenues and expenses in the financial statements and, as such, actual results could differ from those estimates.

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

The Corporation has evaluated events and transactions occurring subsequent to the statement of financial condition date of June 30, 2024 and through the date these consolidated financial statements were issued, for items of potential recognition or disclosure.

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

The Corporation has identified all known LIBOR exposures, created a plan to address the exposures, and continues to communicate with all stakeholders to transition to alternative reference rates.  The Corporation had no financial instruments tied to LIBOR at June 30, 2024.   The implementation of ASU 2020-04 did not have a material impact on our financial statements.

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

Note 3 – Earnings Per Common Share

Basic earnings per common share is derived by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents. Diluted earnings per share is derived by dividing net income available to common shareholders by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents, such as restricted stock units (“RSUs”). There were no anti-dilutive shares outstanding at June 30, 2024 or 2023.

The following table sets forth the calculation of basic and diluted earnings per common share for the six- and three-month periods ended June 30, 2024 and 2023:

	Six months ended June 30,
	2024			2023
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Income	Shares	Amount
Basic Earnings Per Share:

Net income	$8,612	6,585	$1.31	$8,789	6,689	$1.32

Diluted Earnings Per Share:

Restricted stock units		11			18

Net income	$8,612	6,596	$1.31	$8,789	6,707	$1.31

	Three months ended June 30,
	2024			2023
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Income	Shares	Amount
Basic Earnings Per Share:

Net income	$4,914	6,527	$0.75	$4,414	6,704	$0.66

Diluted Earnings Per Share:

Restricted stock units		10			11

Net income	$4,914	6,537	$0.75	$4,414	6,718	$0.66

Note 4 – Investments

The following tables show a comparison of amortized cost and fair values of investment securities at June 30, 2024 and December 31, 2023:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
June 30, 2024
Available for Sale:
U.S. government agencies	$7,000	$—	$965	$—	$6,035
Residential mortgage-backed agencies	23,825	—	4,542	—	19,283
Commercial mortgage-backed agencies	35,901	—	8,593	—	27,308
Collateralized mortgage obligations	18,927	—	3,478	—	15,449
Obligations of states and political subdivisions	10,476	—	309	—	10,167
Corporate bonds	1,000	—	263	—	737
Collateralized debt obligations	18,660	—	4,685	—	13,975
Total available for sale	$115,789	$—	$22,835	$—	$92,954

(in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value	Allowance for Credit Losses
June 30, 2024
Held to Maturity:
U.S. government agencies	$68,157	$—	$11,374	$56,783	$—
Residential mortgage-backed agencies	28,841	—	3,517	25,324	—
Commercial mortgage-backed agencies	21,223	—	5,715	15,508	—
Collateralized mortgage obligations	51,513	—	10,068	41,445	—
Obligations of states and political subdivisions	4,508	143	681	3,970	45
Total held to maturity	$174,242	$143	$31,355	$143,030	$45

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
December 31, 2023
Available for Sale:
U.S. government agencies	$7,000	$—	$966	$—	$6,034
Residential mortgage-backed agencies	24,781	—	4,218	—	20,563
Commercial mortgage-backed agencies	36,258	—	7,841	—	28,417
Collateralized mortgage obligations	19,725	—	3,369	—	16,356
Obligations of states and political subdivisions	10,486	15	189	—	10,312
Corporate bonds	1,000	—	222	—	778
Collateralized debt obligations	18,671	—	3,962	—	14,709
Total available for sale	$117,921	$15	$20,767	$—	$97,169

(in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value	Allowance for Credit Losses
December 31, 2023
Held to Maturity:
U.S. treasuries	$37,462	$—	$243	$37,219	$—
U.S. government agencies	68,014	—	10,985	57,029	—
Residential mortgage-backed agencies	29,588	42	2,913	26,717	—
Commercial mortgage-backed agencies	21,413	—	5,361	16,052	—
Collateralized mortgage obligations	53,261	—	9,973	43,288	—
Obligations of states and political subdivisions	4,604	177	671	4,110	45
Total held to maturity	$214,342	$219	$30,146	$184,415	$45

The Corporation utilizes FASB Accounting Standards Codification (“ASC”) Topic 326 to evaluate its available-for-sale (“AFS”) and held-to-maturity (“HTM”) debt security portfolio for expected credit losses.  For AFS debt securities in an unrealized loss position, the Corporation first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis.  If either criteria is met, the security’s amortized cost basis is written down to fair value through income.  For AFS debt securities that do not meet the aforementioned criteria, the Corporation evaluates whether the decline in fair value has resulted from credit losses or other factors.  In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors.  If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security.  If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses (“ACL”) is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis.  Any impairment that has not been recorded through an ACL is recognized in other comprehensive income, as a non-credit-related impairment.

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

The Corporation has made the policy election to exclude accrued interest from the amortized cost basis of available-for-sale debt securities and report accrued interest separately in other assets in the Consolidated Balance Sheets.  AFS debt securities are placed on non-accrual status when we no longer expect to receive all contractual amounts due, which is generally at 90 days past due.  Accrued interest receivable is reversed against interest income when a security is placed on non-accrual status.  Accordingly, we do not recognize an allowance for credit loss against accrued interest receivable.

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

The Corporation recorded ACL of approximately $45,000 as of June 30, 2024 and December 31, 2023, related to one bond in its HTM security portfolio.

The following tables show the Corporation’s investment securities with gross unrealized and unrecognized losses and fair values at June 30, 2024 and December 31, 2023, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrealized Losses	Number of Investments	Fair Value	Unrealized Losses	Number of Investments
June 30, 2024
Available for Sale:
U.S. government agencies	$—	$—	—	$6,035	$965	2
Residential mortgage-backed agencies	—	—	—	19,283	4,542	3
Commercial mortgage-backed agencies	—	—	—	27,308	8,593	8
Collateralized mortgage obligations	—	—	—	15,449	3,478	9
Obligations of states and political subdivisions	2,205	30	3	5,041	279	4
Corporate Bonds	—	—	—	737	263	1
Collateralized debt obligations	—	—	—	13,975	4,685	9
Total available for sale	$2,205	$30	3	$87,828	$22,805	36

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrecognized Losses	Number of Investments	Fair Value	Unrecognized Losses	Number of Investments
June 30, 2024
Held to Maturity:
U.S. government agencies	$—	$—	—	$56,783	$11,374	9
Residential mortgage-backed agencies	3,923	15	2	21,320	3,502	35
Commercial mortgage-backed agencies	—	—	—	15,508	5,715	2
Collateralized mortgage obligations	—	—	—	41,445	10,068	8
Obligations of states and political subdivisions	—	—	—	2,198	681	1
Total held to maturity	$3,923	$15	2	$137,254	$31,340	55

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrealized Losses	Number of Investments	Fair Value	Unrealized Losses	Number of Investments
December 31, 2023
Available for Sale:
U.S. government agencies	$—	$—	—	$6,034	$966	2
Residential mortgage-backed agencies	—	—	—	20,563	4,218	3
Commercial mortgage-backed agencies	—	—	—	28,417	7,841	8
Collateralized mortgage obligations	—	—	—	16,356	3,369	9
Obligations of states and political subdivisions	1,445	20	2	6,668	169	3
Corporate Bonds	—	—	—	778	222	1
Collateralized debt obligations	—	—	—	14,709	3,962	9
Total available for sale	$1,445	$20	2	$93,525	$20,747	35

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrecognized Losses	Number of Investments	Fair Value	Unrecognized Losses	Number of Investments
December 31, 2023
Held to Maturity:
U.S. treasuries	$—	$—	—	$37,219	$243	4
U.S. government agencies	—	—	—	57,029	10,985	9
Residential mortgage-backed agencies	—	—	—	22,613	2,913	35
Commercial mortgage-backed agencies	—	—	—	16,052	5,361	2
Collateralized mortgage obligations	—	—	—	43,288	9,973	8
Obligations of states and political subdivisions	—	—	—	2,205	671	1
Total held to maturity	$—	$—	—	$178,406	$30,146	59

The amortized cost and estimated fair value of securities by contractual maturity at June 30, 2024 are shown in the following table. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2024
(in thousands)	Amortized Cost	Fair Value
Available for Sale:
Due in one year or less	$2,670	$2,670
Due after one year through five years	5,250	4,955
Due after five years through ten years	4,670	4,313
Due after ten years	24,546	18,976
	37,136	30,914
Residential mortgage-backed agencies	23,825	19,283
Commercial mortgage-backed agencies	35,901	27,308
Collateralized mortgage obligations	18,927	15,449
Total available for sale	$115,789	$92,954
Held to Maturity:
Due after one year through five years	$12,500	$11,794
Due after five years through ten years	40,451	34,116
Due after ten years	19,714	14,843
	72,665	60,753
Residential mortgage-backed agencies	28,841	25,324
Commercial mortgage-backed agencies	21,223	15,508
Collateralized mortgage obligations	51,513	41,445
Total held to maturity	$174,242	$143,030

Note 5 – Loans and Related Allowance for Credit Losses

The following table summarizes the primary segments of the loan portfolio at June 30, 2024 and December 31, 2023:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
June 30, 2024
Individually evaluated for impairment	$599	$—	$6,175	$1,995	$—	$8,769
Collectively evaluated for impairment	500,417	88,214	259,496	509,114	56,965	1,414,206
Total loans	$501,016	$88,214	$265,671	$511,109	$56,965	$1,422,975
December 31, 2023
Individually evaluated for impairment	$826	$—	$—	$2,137	$—	$2,963
Collectively evaluated for impairment	492,877	77,060	274,604	497,734	61,429	1,403,704
Total loans	$493,703	$77,060	$274,604	$499,871	$61,429	$1,406,667

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans at June 30, 2024 and December 31, 2023:

(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due and Accruing	Non- Accrual	Total Loans
June 30, 2024
Commercial real estate:
Non-owner-occupied	$295,647	$—	$—	$—	$—	$—	$295,647
All other CRE	204,520	165	85	—	250	599	205,369
Acquisition and development:
1-4 family residential construction	17,489	—	—	—	—	—	17,489
All other A&D	70,628	—	—	—	—	97	70,725
Commercial and industrial	259,155	191	139	1	331	6,185	265,671
Residential mortgage:
Residential mortgage - term	444,814	44	1,028	484	1,556	2,339	448,709
Residential mortgage - home equity	61,740	436	81	14	531	129	62,400
Consumer	55,890	581	378	27	986	89	56,965
Total	$1,409,883	$1,417	$1,711	$526	$3,654	$9,438	$1,422,975
December 31, 2023
Commercial real estate:
Non-owner-occupied	$296,343	$—	$—	$—	$—	$227	$296,570
All other CRE	196,123	411	—	—	411	599	197,133
Acquisition and development:
1-4 family residential construction	18,224	—	—	—	—	—	18,224
All other A&D	58,723	—	—	—	—	113	58,836
Commercial and industrial	274,465	120	19	—	139	—	274,604
Residential mortgage:
Residential mortgage - term	433,878	130	717	384	1,231	2,720	437,829
Residential mortgage - home equity	61,021	520	158	75	753	268	62,042
Consumer	60,576	463	277	84	824	29	61,429
Total	$1,399,353	$1,644	$1,171	$543	$3,358	$3,956	$1,406,667

Non-accrual loans that have been subject to partial charge-offs totaled $1.1 million at June 30, 2024 and $0.1 million at December 31, 2023.  Loans secured by 1-4 family residential real estate properties in the process of foreclosure totaled $1.5 million at June 30, 2024 and $1.8 million at December 31, 2023.  As a percentage of the loan portfolio, accruing loans past due 30 days or more was 0.26% at June 30, 2024 compared to 0.24% at December 31, 2023 and 0.18% as of June 30, 2023.

The Corporation maintains an ACL at a level that management believes will be adequate to absorb expected credit losses associated with the Corporation’s financial instruments over the life of those instruments as of the balance sheet date.  The Corporation develops and documents a systematic ACL methodology based on the following portfolio segments: (i) commercial real estate; (ii) acquisition and development; (iii) commercial and industrial; (iv) residential mortgage; and (v) consumer.  The Corporation’s loan portfolio is segmented by homogeneous loan types that behave similarly to economic cycles.  The following is a discussion of the key risks by portfolio segment that management assesses in preparing the ACL.

Commercial real estate loans are secured by commercial purpose real estate, including both owner occupied properties and properties obtained for investment purposes, such as hotels, strip malls and apartments.  Operations of the individual projects as well as global cash flows of the debtors are the primary source of repayment of these loans.  The condition of the local economy is an important indicator of risk, but there are more specific risks depending on the collateral type as well as the business.

Acquisition and development loans include both commercial and consumer.  Commercial loans are made to finance construction of buildings or other structures, as well as to finance the acquisition and development of raw land for various purposes.  While the risk of these loans is generally confined to the construction period, if there are problems, the project may not be completed, and as such, may not provide sufficient cash flow on its own to service the debt or have sufficient value in a liquidation to cover the outstanding principal.  The condition of the local economy is an important indicator of risk, but there are also more specific risks depending on the type of project and the experience and resources of the developer.  Consumer loans are made for the construction of residential homes for which a binding sales contract exists and generally are for a period of time sufficient to complete construction.  Residential construction loans to individuals generally provide for the payment of interest only during the construction phase.  Credit risk for residential real estate construction loans can arise from construction delays, cost overruns, failure of the contractor to complete the project to specifications and economic conditions that could impact demand for supply of the property being constructed.

Commercial and industrial loans are made to operating companies or manufacturers for the purpose of production, operating capacity, accounts receivable, inventory or equipment financing.  Cash flow from the operations of the borrower is the primary source of repayment for these loans.  The condition of the local economy is an important indicator of risk, but there are also more specific risks depending on the industry of the borrower.  Collateral for these types of loans often do not have sufficient value in a distressed or liquidation scenario to satisfy the outstanding debt.  These loans are also made to local municipalities for various purposes including refinancing existing obligations, infrastructure up-fit and expansion, or to purchase new equipment.  The primary repayment source for local municipalities include the tax base of the municipality, specific revenue streams related to the infrastructure financed, and other business operations of the municipal authority.  The health and stability of state and local economies directly impacts each municipality’s tax basis and are important indicators of risk for this segment.  The ability of each municipality to increase taxes and fees to offset service requirements give this type of loan a very low risk profile in the continuum of the Corporation’s loan portfolio.

Residential mortgage loans are secured by first and junior liens such as home equity lines of credit and 1-4 family residential mortgages.  The primary source of repayment for these loans is the income of the borrower.  The condition of the local economy, in particular the unemployment rate, is an important indicator of risk for this segment.  The state of the local housing market can also have a significant impact on this segment because low demand and/or declining home values can limit the ability of borrowers to sell a property and satisfy debt.

Consumer loans are made to individuals and may be either secured by assets other than 1-4 family residences or unsecured.  This segment includes automobile loans and unsecured loans and lines of credit.  The primary source of repayment for these loans is the income and assets of the borrower.  The condition of the local economy, in particular the unemployment rate, is an important indicator of risk for this segment.  The value of the collateral, if there is any, is less likely to be a source of repayment due to less certain collateral values.

The following table summarizes the primary segments of the ACL at June 30, 2024 and December 31, 2023, segregated by the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
June 30, 2024
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	4,852	992	3,964	7,162	953	17,923
Total ACL	$4,852	$992	$3,964	$7,162	$953	$17,923
December 31, 2023
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	5,120	940	3,717	6,774	929	17,480
Total ACL	$5,120	$940	$3,717	$6,774	$929	$17,480

Changes in the fair value of the types of collateral for individually evaluated loans are reported as provision for credit loss in the period of change.  The evaluation of the need and amount of a specific allocation of the ACL and whether a loan can be removed from impairment status is made on a quarterly basis.

The following tables present the amortized cost basis of collateral-dependent individually evaluated loans as of June 30, 2024 and December 31, 2023.

	June 30, 2024
(in thousands)	Real Estate	Other Collateral	Non-Accrual Loans with No Allowance
Commercial real estate	$599	$—	$599
Commercial and industrial	—	6,175	6,175
Residential mortgage	1,995	—	1,995
Total Loans	$2,594	$6,175	$8,769

	December 31, 2023
(in thousands)	Real Estate	Other Collateral	Non-Accrual Loans with No Allowance
Commercial real estate	$826	$—	$826
Residential mortgage	2,137	—	2,137
Total Loans	$2,963	$—	$2,963

The following tables present the activity in the ACL for the six- and three-month periods ended June 30, 2024 and 2023:

Six months ended (in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
Beginning balance at January 1, 2024	$5,120	$940	$3,717	$6,774	$929	$—	$17,480
Loan charge-offs	—	—	(1,230)	(45)	(824)	—	(2,099)
Recoveries collected	37	6	34	26	227	—	330
Credit loss (credit)/expense	(305)	46	1,443	407	621	—	2,212
ACL balance at June 30, 2024	$4,852	$992	$3,964	$7,162	$953	$—	$17,923
Beginning balance at January 1, 2023 prior to adoption of ASC 326	$6,345	$979	$2,845	$3,160	$877	$430	$14,636
Impact of adopting ASC 326	(1,143)	(15)	1,334	2,112	208	(430)	2,066
Loan charge-offs	(87)	—	(166)	(24)	(518)	—	(795)
Recoveries collected	5	7	9	36	93	—	150
Credit loss (credit)/expense	(174)	163	(473)	1,133	199	—	848
ACL balance at June 30, 2023	$4,946	$1,134	$3,549	$6,417	$859	$—	$16,905

Three months ended (in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
ACL balance at April 1, 2024	$4,962	$1,014	$4,002	$7,017	$987	$—	$17,982
Loan charge-offs	—	—	(1,118)	(45)	(318)	—	(1,481)
Recoveries collected	—	3	3	9	157	—	172
Credit loss (credit)/expense	(110)	(25)	1,078	181	127	—	1,251
ACL balance at June 30, 2024	$4,852	$992	$3,964	$7,162	$953	$—	$17,923
ACL balance at April 1, 2023	$4,862	$1,103	$3,755	$6,324	$827	$—	$16,871
Loan Charge-offs	(87)	—	(166)	(18)	(185)	—	(456)
Recoveries collected	—	2	5	18	31	—	56
Credit loss expense/(credit)	171	29	(45)	93	186	—	434
ACL balance at June 30, 2023	$4,946	$1,134	$3,549	$6,417	$859	$—	$16,905

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

The Corporation has a loan review policy and annual scope report that details the level of loan review for loans in a given year.  The annual loan review provides the Credit Risk Committee with an independent analysis of the following:  (i) credit quality of the loan portfolio; (ii) compliance with loan policy; (iii) adequacy of documentation in credit files; and (iv) validity of risk ratings.

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

The following tabls present loan balances by year of origination and internally assigned risk rating for our portfolio segments as of dates presented:

(in thousands)	2024	2023	2022	2021	2020	2019 and Prior	Revolving	Total Portfolio Loans
June 30, 2024
Commercial real estate:
Non-owner-occupied
Pass	$5,866	$23,850	$66,716	$29,620	$52,809	$111,451	$1,874	$292,186
Special Mention	—	—	—	—	732	—	—	732
Substandard	—	—	—	—	—	2,729	—	2,729
Total non-owner occupied	5,866	23,850	66,716	29,620	53,541	114,180	1,874	295,647
Current period gross charge-offs	—	—	—	—	—	—	—	—
All other CRE
Pass	10,726	31,357	30,646	24,536	20,152	77,244	5,297	199,958
Special Mention	—	—	—	1,434	204	—	—	1,638
Substandard	—	—	—	—	—	3,491	282	3,773
Total all other CRE	10,726	31,357	30,646	25,970	20,356	80,735	5,579	205,369
Current period gross charge-offs	—	—	—	—	—	—	—	—
Acquisition and development:
1-4 family residential construction
Pass	1,325	13,866	—	—	—	—	2,298	17,489
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total acquisition and development	1,325	13,866	—	—	—	—	2,298	17,489
Current period gross charge-offs	—	—	—	—	—	—	—	—
All other A&D
Pass	7,622	24,112	19,888	1,917	2,281	10,557	4,251	70,628
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	97	—	97
Total all other A&D	7,622	24,112	19,888	1,917	2,281	10,654	4,251	70,725
Current period gross charge-offs	—	—	—	—	—	—	—	—
Commercial and industrial:
Pass	16,310	40,278	59,753	20,774	8,092	16,183	82,938	244,328
Special Mention	—	—	—	—	1,979	—	3,847	5,826
Substandard	—	—	4,079	1,142	6,584	765	2,947	15,517
Total commercial and industrial	16,310	40,278	63,832	21,916	16,655	16,948	89,732	265,671
Current period gross charge-offs	465	—	57	651	41	16	—	1,230
Residential mortgage:
Residential mortgage - term
Pass	16,831	57,219	97,006	84,619	37,150	146,885	2,186	441,896
Special Mention	—	—	—	40	—	—	—	40
Substandard	—	—	—	1,067	15	5,636	55	6,773
Total residential mortgage - term	16,831	57,219	97,006	85,726	37,165	152,521	2,241	448,709
Current period gross charge-offs	—	—	—	—	—	30	—	30
Residential mortgage - home equity
Pass	30	940	4,243	818	444	669	54,643	61,787
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	36	14	563	613
Total residential mortgage - home equity	30	940	4,243	818	480	683	55,206	62,400
Current period gross charge-offs	—	—	15	—	—	—	—	15
Consumer:
Pass	5,990	14,615	8,324	4,804	1,592	18,632	2,791	56,748
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	72	17	103	20	5	—	217
Total consumer	5,990	14,687	8,341	4,907	1,612	18,637	2,791	56,965
Current period gross charge-offs	96	174	60	15	11	468	—	824
Total Portfolio Loans
Pass	64,700	206,237	286,576	167,088	122,520	381,621	156,278	1,385,020
Special Mention	—	—	—	1,474	2,915	—	3,847	8,236
Substandard	—	72	4,096	2,312	6,655	12,737	3,847	29,719
Total Portfolio Loans	$64,700	$206,309	$290,672	$170,874	$132,090	$394,358	$163,972	$1,422,975
Current YTD Period:
Current period gross charge-offs	$561	$174	$132	$666	$52	$514	$—	$2,099

(in thousands)	2023	2022	2021	2020	2019	2018 and Prior	Revolving	Total Portfolio Loans
December 31, 2023
Commercial real estate:
Non-owner-occupied
Pass	$23,511	$65,878	$30,332	$54,270	$40,575	$65,134	$1,138	$280,838
Special Mention	—	—	—	—	—	4,331	—	4,331
Substandard	—	—	—	—	—	11,401	—	11,401
Total non-owner occupied	23,511	65,878	30,332	54,270	40,575	80,866	1,138	296,570
Current period gross charge-offs	—	—	—	—	—	87	—	87
All other CRE
Pass	30,130	27,379	27,042	20,691	22,879	60,054	4,495	192,670
Special Mention	—	—	—	644	—	—	—	644
Substandard	—	—	—	—	1,847	1,372	600	3,819
Total all other CRE	30,130	27,379	27,042	21,335	24,726	61,426	5,095	197,133
Current period gross charge-offs	—	—	—	—	—	—	—	—
Acquisition and development:
1-4 family residential construction
Pass	13,745	3,446	—	—	—	—	1,033	18,224
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total acquisition and development	13,745	3,446	—	—	—	—	1,033	18,224
Current period gross charge-offs	—	—	—	—	—	—	—	—
All other A&D
Pass	12,184	25,099	2,966	3,046	1,301	9,946	4,181	58,723
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	113	—	113
Total all other A&D	12,184	25,099	2,966	3,046	1,301	10,059	4,181	58,836
Current period gross charge-offs	—	—	—	—	—	—	—	—
Commercial and industrial:
Pass	52,004	66,559	24,387	11,753	8,872	10,052	78,992	252,619
Special Mention	558	—	—	—	—	—	—	558
Substandard	—	9,352	1,854	6,806	98	837	2,480	21,427
Total commercial and industrial	52,562	75,911	26,241	18,559	8,970	10,889	81,472	274,604
Current period gross charge-offs	100	103	35	166	—	19	—	423
Residential mortgage:
Residential mortgage - term
Pass	51,625	94,723	88,835	38,228	25,375	130,402	1,577	430,765
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	138	929	17	98	5,825	57	7,064
Total residential mortgage - term	51,625	94,861	89,764	38,245	25,473	136,227	1,634	437,829
Current period gross charge-offs	—	—	—	—	—	13	—	13
Residential mortgage - home equity
Pass	1,127	4,657	864	475	286	489	53,467	61,365
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	38	—	16	623	677
Total residential mortgage - home equity	1,127	4,657	864	513	286	505	54,090	62,042
Current period gross charge-offs	—	—	—	—	—	42	—	42
Consumer:
Pass	18,299	10,616	6,361	2,206	510	20,365	2,873	61,230
Special Mention	—	—	—	—	—	—	—	—
Substandard	14	35	113	23	6	2	6	199
Total consumer	18,313	10,651	6,474	2,229	516	20,367	2,879	61,429
Current period gross charge-offs	236	223	74	8	4	329	—	874
Total Portfolio Loans
Pass	202,625	298,357	180,787	130,669	99,798	296,442	147,756	1,356,434
Special Mention	558	—	—	644	—	4,331	—	5,533
Substandard	14	9,525	2,896	6,884	2,049	19,566	3,766	44,700
Total Portfolio Loans	$203,197	$307,882	$183,683	$138,197	$101,847	$320,339	$151,522	$1,406,667
Current YTD Period:
Current period gross charge-offs	$336	$326	$109	$174	$4	$490	$—	$1,439

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past.

The following tables present loan balances by year of origination segregated by performing and non-performing loans for the periods presented:

(in thousands)	2024	2023	2022	2021	2020	2019 and Prior	Revolving	Total Portfolio Loans
June 30, 2024
Commercial real estate:
Non-owner-occupied
Performing	$5,866	$23,850	$66,716	$29,620	$53,541	$114,180	$1,874	$295,647
Nonperforming	—	—	—	—	—	—	—	—
Total non-owner occupied	5,866	23,850	66,716	29,620	53,541	114,180	1,874	295,647
All other CRE
Performing	10,726	31,357	30,646	25,970	20,356	80,136	5,579	204,770
Nonperforming	—	—	—	—	—	599	—	599
Total all other CRE	10,726	31,357	30,646	25,970	20,356	80,735	5,579	205,369
Acquisition and development:
1-4 family residential construction
Performing	1,325	13,866	—	—	—	—	2,298	17,489
Nonperforming	—	—	—	—	—	—	—	—
Total acquisition and development	1,325	13,866	—	—	—	—	2,298	17,489
All other A&D
Performing	7,622	24,112	19,888	1,917	2,281	10,557	4,251	70,628
Nonperforming	—	—	—	—	—	97	—	97
Total all other A&D	7,622	24,112	19,888	1,917	2,281	10,654	4,251	70,725
Commercial and industrial:
Performing	16,310	40,278	59,753	20,819	16,655	16,947	88,723	259,485
Nonperforming	—	—	4,079	1,097	—	1	1,009	6,186
Total commercial and industrial	16,310	40,278	63,832	21,916	16,655	16,948	89,732	265,671
Residential mortgage:
Residential mortgage - term
Performing	16,831	57,219	97,006	85,596	37,012	150,011	2,211	445,886
Nonperforming	—	—	—	130	153	2,510	30	2,823
Total residential mortgage - term	16,831	57,219	97,006	85,726	37,165	152,521	2,241	448,709
Residential mortgage - home equity
Performing	30	940	4,243	818	444	669	55,113	62,257
Nonperforming	—	—	—	—	36	14	93	143
Total residential mortgage - home equity	30	940	4,243	818	480	683	55,206	62,400
Consumer:
Performing	5,990	14,669	8,324	4,846	1,612	18,617	2,791	56,849
Nonperforming	—	18	17	61	—	20	—	116
Total consumer	5,990	14,687	8,341	4,907	1,612	18,637	2,791	56,965
Total Portfolio Loans
Performing	64,700	206,291	286,576	169,586	131,901	391,117	162,840	1,413,011
Nonperforming	—	18	4,096	1,288	189	3,241	1,132	9,964
Total Portfolio Loans	$64,700	$206,309	$290,672	$170,874	$132,090	$394,358	$163,972	$1,422,975

(in thousands)	2023	2022	2021	2020	2019	2018 and Prior	Revolving	Total Portfolio Loans
December 31, 2023
Commercial real estate:
Non-owner-occupied
Performing	$23,511	$65,878	$30,332	$54,270	$40,575	$80,639	$1,138	$296,343
Nonperforming	—	—	—	—	—	227	—	227
Total non-owner occupied	23,511	65,878	30,332	54,270	40,575	80,866	1,138	296,570
All other CRE
Performing	30,130	27,379	27,042	21,335	24,726	60,827	5,095	196,534
Nonperforming	—	—	—	—	—	599	—	599
Total all other CRE	30,130	27,379	27,042	21,335	24,726	61,426	5,095	197,133
Acquisition and development:
1-4 family residential construction
Performing	13,745	3,446	—	—	—	—	1,033	18,224
Nonperforming	—	—	—	—	—	—	—	—
Total acquisition and development	13,745	3,446	—	—	—	—	1,033	18,224
All other A&D
Performing	12,184	25,099	2,966	3,046	1,301	9,946	4,181	58,723
Nonperforming	—	—	—	—	—	113	—	113
Total all other A&D	12,184	25,099	2,966	3,046	1,301	10,059	4,181	58,836
Commercial and industrial:
Performing	52,562	75,911	26,241	18,559	8,970	10,889	81,472	274,604
Nonperforming	—	—	—	—	—	—	—	—
Total commercial and industrial	52,562	75,911	26,241	18,559	8,970	10,889	81,472	274,604
Residential mortgage:
Residential mortgage - term
Performing	51,625	94,722	89,629	38,245	25,375	133,526	1,603	434,725
Nonperforming	—	139	135	—	98	2,701	31	3,104
Total residential mortgage - term	51,625	94,861	89,764	38,245	25,473	136,227	1,634	437,829
Residential mortgage - home equity
Performing	1,127	4,657	864	475	286	488	53,802	61,699
Nonperforming	—	—	—	38	—	17	288	343
Total residential mortgage - home equity	1,127	4,657	864	513	286	505	54,090	62,042
Consumer:
Performing	18,304	10,616	6,405	2,229	516	20,367	2,879	61,316
Nonperforming	9	35	69	—	—	—	—	113
Total consumer	18,313	10,651	6,474	2,229	516	20,367	2,879	61,429
Total Portfolio Loans
Performing	203,188	307,708	183,479	138,159	101,749	316,682	151,203	1,402,168
Nonperforming	9	174	204	38	98	3,657	319	4,499
Total Portfolio Loans	$203,197	$307,882	$183,683	$138,197	$101,847	$320,339	$151,522	$1,406,667

Loan Modfications for Borrowers Experiencing Financial Difficulty

The Company evaluates all loan modifications according to the accounting guidance in ASU 2022-02 to determine if the modification results in a new loan or a continuation of the existing loan.  Loan modifications to borrowers experiencing financial difficulties that result in a direct change in the timing or amount of contractual cash flows include situations where there is principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions, or combinations of the listed modifications.  Therefore, the disclosures related to loan restructurings are for modifications which have a direct impact on cash flows.

The Company may offer various types of modifications when restructuring a loan.  Commercial and industrial loans modified in a loan restructuring often involve temporary interest-only payments, term extensions, and converting credit lines to term loans.  Additonal collateral, a co-borrower, or a guarantor is often requested.

Commercial mortgage and construction loans modified in a loan restructuring often involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or substituting or adding a new borrower or guarantor.  Construction loans modified in a loan restructuring may also involve extending the interest-only payment period.

Loans modified in a loan restructuring for the Company may have the financial effect of increasing the specific allowance associated with the loan.  An allowance for loans that have been modified in a loan restructuring is measured based on the present value of expected cash flows discounted at the loan’s effective interest rate or the estimated fair value of the collateral, less any selling costs, if the loan is collateral dependent.  Management exercises significant judgment in developing these estimates.

Commercial and consumer loans modified in a loan restructuring are closely monitored for delinquency as an early indicator of possible future default.  If loans modified in a loan restructuring subsequently default, the Company evaluates the loan for possible further loss.  The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan.

The following tables present the amortized cost basis as of June 30, 2024 and the financial effect of loans modified to borrowers experiencing financial difficulty during the six- and three-months ended June 30, 2024:

(in thousands)	Term Extension	Percentage of Total Loan Type	Weighted Average Term and Principal Payment Extension
Six months ended June 30, 2024
Owner-occupied commercial real estate	$893	0.4%	12 months
Total	$893

(in thousands)	Term Extension	Percentage of Total Loan Type	Weighted Average Term and Principal Payment Extension
Three months ended June 30, 2024
Owner-occupied commercial real estate	$893	0.4%	12 months
Total	$893

There were no loan modifications made to borrowers experiencing financial difficulty during the six- or three-month period ending June 30, 2023.

The Company monitors loan payments on performing and non-performing loans on an ongoing basis to determine if a loan is considered to have a payment default.  As of June 30, 2024, the loan that was modified in the second quarter has made all contractual payments.

If a modified loan over $0.1 million subsequently defaults and goes on non-accrual status, the Company individually evaluates the loan when performing its CECL estimate to calculate the ACL.  Upon determination that a modified loan (or a portion of a modified loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is charged off.  Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the ACL is adjusted by the same amount.

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

The fair value of investments is determined using a market approach.  As of June 30, 2024, the U.S. Government agencies and treasuries, residential and commercial mortgage-backed securities, collateralized mortgage obligations, and state and political subdivisions bonds, excluding tax increment financing (“TIF”) bonds, were classified as Level 2 within the valuation hierarchy.  Their fair values were determined based upon market-corroborated inputs and valuation matrices, which were obtained through third party data service providers or securities brokers through which the Corporation has historically transacted both purchases and sales of investment securities.  The TIF bonds and collateralized debt obligation (“CDO”) portfolio, which consists of pooled trust preferred securities issued by banks, thrifts, and insurance companies, are classified as Level 3 within the valuation hierarchy.  The CDO fair values are determined by a third party using a discounted cash flow model.

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

Individually Evaluated Loans- Individual loans with borrowers experiencing financial difficulty and with a remaining principal balance of $0.1 million or more are evaluated for potential specific reserves and adjusted, if a shortfall exists, to fair value less costs to sell.  Fair value is measured based on the value of the underlying collateral securing the loan if repayment is expected solely from the sale of operation of the collateral or present value of estimated future cash flows discounted at the loan’s contractual interest rate if the loan is not determined to be collateral dependent.

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

For assets measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2024 and December 31, 2023 were as follows:

		Fair Value Measurements at June 30, 2024 Using
		Quoted
		Prices in	Significant
	Assets	Active Markets	Other	Significant
	Measured at	for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
(in thousands)	06/30/24	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$6,035		$6,035
Residential mortgage-backed agencies	$19,283		$19,283
Commercial mortgage-backed agencies	$27,308		$27,308
Collateralized mortgage obligations	$15,449		$15,449
Obligations of states and political subdivisions	$10,167		$10,167
Corporate bonds	$737		$737
Collateralized debt obligations	$13,975			$13,975
Financial derivatives	$762		$762
Non-recurring:
Individually evaluated loans, net	$2,096			$2,096
Equity Investment	$3,551			$3,551
Other real estate owned	$2,698			$2,698

		Fair Value Measurements at December 31, 2023 Using
		Quoted
		Prices in	Significant
	Assets/(liabilities)	Active Markets	Other	Significant
	Measured at	for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
(in thousands)	12/31/23	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$6,034		$6,034
Residential mortgage-backed agencies	$20,563		$20,563
Commercial mortgage-backed agencies	$28,417		$28,417
Collateralized mortgage obligations	$16,356		$16,356
Obligations of states and political subdivisions	$10,312		$10,312
Corporate bonds	$778		778
Collateralized debt obligations	$14,709			$14,709
Financial derivatives	$756		$756
Non-recurring:
Individually evaluated loans, net	$—			$—
Equity investment	$3,087			$3,087
Other real estate owned	$4,443			$4,443

Individually evaluated loans had a net carrying amount of $8.8 million and $3.0 million with no valuation allowance at June 30, 2024 or December 31, 2023.

There were no transfers of assets between any of the fair value hierarchy for the six-month periods ended June 30, 2024 or 2023.

For Level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2024 and December 31, 2023, the significant unobservable inputs used in the fair value measurements were as follows:

(in thousands)	Fair Value at June 30, 2024	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:
Investment Securities – available for sale -CDO	$13,975	Discounted Cash Flow	Discount Margin	Range of mid 400 to high 400

Non-recurring:
Individually Evaluated Loans, net	$2,096	Market Comparable Properties	Marketability Discount	N/A

Equity Investment	$3,551	Market Method	Revenue Multiples	2.8x

Other Real Estate Owned	$2,698	Market Comparable Properties	Marketability Discount	5.0% to 15.0% (weighted avg 5.9%)

(in thousands)	Fair Value at December 31, 2023	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:
Investment Securities – available for sale -CDO	$14,709	Discounted Cash Flow	Discount Margin	Range of low to mid 500 and low to mid 600

Non-recurring:
Equity Investment	$3,087	Market Method	Revenue Multiples	2.8x

Other Real Estate	$4,443	Market Comparable Properties	Marketability Discount	5.0% to 15.0% (weighted avg 5.9%)

(1)	Range would include discounts taken since appraisal and estimated values

The following tables show a reconciliation of the beginning and ending balances for fair valued assets measured on a recurring basis using Level 3 significant unobservable inputs for the six- and three-month periods ended June 30, 2024 and 2023:

Fair Value Measurements
Using Significant Unobservable Inputs
(Level 3)
Investment Securities
(in thousands)	Available for Sale
Beginning balance January 1, 2024	$14,709
Total losses realized/unrealized:
Included in other comprehensive loss	(734)
Ending balance June 30, 2024	$13,975

Fair Value Measurements
Using Significant Unobservable Inputs
(Level 3)
Investment Securities
(in thousands)	Available for Sale
Beginning balance January 1, 2023	$15,871
Total losses realized/unrealized:
Included in other comprehensive loss	(1,766)
Ending balance June 30, 2023	$14,105

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale
Beginning balance April 1, 2024	$14,886
Total losses realized/unrealized:
Included in other comprehensive loss	(911)
Ending balance June 30, 2024	$13,975

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale
Beginning balance April 1, 2023	$14,114
Total losses realized/unrealized:
Included in other comprehensive loss	(9)
Ending balance June 30, 2023	$14,105

There were no gains or losses included in earnings attributable to the change in realized/unrealized gains or losses related to the assets for the six- or three-month periods ended June 30, 2024 or 2023.

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

The following tables present fair value information about financial instruments, whether or not recognized in the Consolidated Statement of Financial Condition, for which it is practicable to estimate that value. The actual carrying amounts and estimated fair values of the Corporation’s financial instruments that are included in the Consolidated Statement of Financial Condition are as follows:

	June 30, 2024		Fair Value Measurements
			Quoted
			Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$43,635	$43,635	$43,635
Interest bearing deposits in banks	1,457	1,457	1,457
Investment securities - AFS	92,954	92,954		$78,979	$13,975
Investment securities - HTM	174,197	143,030		141,259	1,771
Restricted bank stock	3,395	N/A
Loans, net	1,404,746	1,329,798			1,329,798
Financial derivatives	762	762		762
Accrued interest receivable	7,115	7,115		847	6,268
Financial Liabilities:				8
Deposits - non-maturity	1,378,674	1,378,674		1,378,674
Deposits - time deposits	158,397	155,969		155,969
Short-term borrowed funds	62,564	62,564		62,564
Long-term borrowed funds	70,929	70,939		70,939
Accrued interest payable	1,352	1,352		1,352

	December 31, 2023		Fair Value Measurements
			Quoted
			Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$48,343	$48,343	$48,343
Interest bearing deposits in banks	1,410	1,410	1,410
Investment securities - AFS	97,169	97,169		$82,460	$14,709
Investment securities - HTM	214,297	184,415		182,510	1,905
Restricted bank stock	5,250	N/A
Loans, net	1,388,847	1,319,456			1,319,456
Financial derivative	778	778		778	—
Accrued interest receivable	7,487	7,487		828	6,659
Financial Liabilities:
Deposits - non-maturity	1,355,444	1,355,444		1,355,444
Deposits - time deposits	195,533	193,337		193,337
Short-term borrowed funds	45,418	45,418		45,418
Long-term borrowed funds	110,929	110,809		110,809
Accrued interest payable	612	612		612

Note 7 – Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive loss for the three-month periods ended June 30 2024, March 31, June 30, 2023 and March 31,2023:

	Investment
	securities-
	with credit	Investment
	related	securities-	Investment
	impairment	all other	securities-	Cash Flow	Pension
(in thousands)	AFS	AFS	HTM	Hedge	Plan	SERP	Total
Accumulated OCL, net:
Balance - January 1, 2024	(2,482)	(13,217)	(5,201)	569	(14,263)	(1,233)	(35,827)
Other comprehensive income/(loss) before reclassifications	155	(459)	—	54	1,096	—	846
Amounts reclassified from accumulated other comprehensive income	(37)	—	118	—	149	29	259
Balance - March 31, 2024	$(2,364)	$(13,676)	$(5,083)	$623	$(13,018)	$(1,204)	$(34,722)
Other comprehensive (loss)/income before reclassifications	(620)	(528)	—	(51)	(396)	—	(1,595)
Amounts reclassified from accumulated other comprehensive income	(40)	—	118		150	29	257
Balance - June 30, 2024	$(3,024)	$(14,204)	$(4,965)	$572	$(13,264)	$(1,175)	$(36,060)
Accumulated OCL, net:
Balance - January 1, 2023	$(1,711)	$(16,380)	$(5,703)	$797	$(16,603)	$574	$(39,026)
Other comprehensive (loss)/income before reclassifications	(1,180)	985	—	(138)	123	—	(210)
Amounts reclassified from accumulated other comprehensive income	(37)	—	133	—	184	(1)	279
Balance - March 31, 2023	$(2,928)	$(15,395)	$(5,570)	$659	$(16,296)	$573	$(38,957)
Other comprehensive income/(loss) before reclassifications	111	(1,654)	—	150	(42)	—	(1,435)
Amounts reclassified from accumulated other comprehensive loss	(40)	—	129	—	195	(2)	282
Balance - June 30, 2023	$(2,857)	$(17,049)	$(5,441)	$809	$(16,143)	$571	$(40,110)

The following tables present the components of other comprehensive loss for the six- and three-month periods ended June 30, 2024 and 2023:

	Before	Tax
Components of Other Comprehensive Loss	Tax	(Expense)
(in thousands)	Amount	Benefit	Net
For the six months ended June 30, 2024
Available for sale (AFS) securities with credit related impairment:
Unrealized holding losses	$(633)	$168	$(465)
Less: accretable yield recognized in income	101	(24)	77
Net unrealized losses on investments with credit related impairment	(734)	192	(542)
Available for sale securities – all other:
Unrealized holding losses	(1,341)	354	(987)
Held to maturity securities:
Unrealized holding gains on securities transferred to held to maturity	—	—	—
Less: amortization recognized in income	(320)	84	(236)
Net unrealized gains on HTM securities	320	(84)	236
Cash flow hedges:
Unrealized holding gains	4	(1)	3
Pension Plan:
Unrealized net actuarial gain	951	(251)	700
Less: amortization of unrecognized loss	(406)	107	(299)
Net pension plan liability adjustment	1,357	(358)	999
SERP:
Unrealized net actuarial gain	—	—	—
Less: amortization of unrecognized loss	(78)	20	(58)
Net SERP liability adjustment	78	(20)	58
Other comprehensive loss	$(316)	$83	$(233)

	Before	Tax
Components of Other Comprehensive Income	Tax	(Expense)
(in thousands)	Amount	Benefit	Net
For the six months ended June 30, 2023
Available for sale (AFS) securities with credit related impairment:
Unrealized holding losses	$(1,408)	$339	$(1,069)
Less: accretable yield recognized in income	101	(24)	77
Net unrealized losses on investments with credit related impairment	(1,509)	363	(1,146)
Available for sale securities – all other:
Unrealized holding losses	(881)	212	(669)
Held to maturity securities:
Unrealized holding gains on securities transferred to held to maturity	—	—	—
Less: amortization recognized in income	(345)	83	(262)
Net unrealized gains on HTM securities	345	(83)	262
Cash flow hedges:
Unrealized holding gain	16	(4)	12
Pension Plan:
Unrealized net actuarial gain	105	(24)	81
Less: amortization of unrecognized loss	(499)	120	(379)
Net pension plan liability adjustment	604	(144)	460
SERP:
Unrealized net actuarial gain	—	—	—
Less: amortization of unrecognized gain	4	(1)	3
Net SERP liability adjustment	(4)	1	(3)
Other comprehensive loss	$(1,429)	$345	$(1,084)

Components of Other Comprehensive Loss (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the three months ended June 30, 2024
Available for sale (AFS) securities with credit related impairment:
Unrealized holding losses	$(843)	$223	$(620)
Less: accretable yield recognized in income	51	(11)	40
Net unrealized losses on investments with credit related impairment	(894)	234	(660)
Available for sale securities – all other:
Unrealized holding losses	(717)	189	(528)
Held to maturity securities:
Unrealized holding gains	—	—	—
Less: amortization recognized in income	(160)	42	(118)
Net unrealized gains on HTM securities	160	(42)	118
Cash flow hedges:
Unrealized holding losses	(69)	18	(51)
Pension Plan:
Unrealized net actuarial loss	(538)	142	(396)
Less: amortization of unrecognized loss	(203)	53	(150)
Net pension plan liability adjustment	(335)	89	(246)
SERP:
Unrealized net actuarial loss	—	—	—
Less: amortization of unrecognized loss	(39)	10	(29)
Net SERP liability adjustment	39	(10)	29
Other comprehensive loss	$(1,816)	$478	$(1,338)

Components of Other Comprehensive Loss (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the three months ended June 30, 2023
Available for sale (AFS) securities with credit related impairment:
Unrealized holding gains	$198	$(87)	$111
Less: accretable yield recognized in income	51	(11)	40
unrealized losses on investments with credit related impairment	147	(76)	71
Available for sale securities – all other:
Unrealized holding losses	(2,221)	567	(1,654)
Held to maturity securities:
Unrealized holding gains	—	—	—
Less: amortization recognized in income	(164)	35	(129)
Net unrealized gains on HTM securities	164	(35)	129
Cash flow hedges:
Unrealized holding gains	204	(54)	150
Pension Plan:
Unrealized net actuarial loss	(63)	21	(42)
Less: amortization of unrecognized loss	(249)	54	(195)
Net pension plan liability adjustment	186	(33)	153
SERP:
Unrealized net actuarial loss	—	—	—
Less: amortization of unrecognized loss	2	—	2
Net SERP liability adjustment	(2)	—	(2)
Other comprehensive loss	$(1,522)	$369	$(1,153)

The following table presents the details of amounts reclassified from accumulated other comprehensive loss for the six- and three-month periods ended June 30, 2024 and 2023:

Amounts Reclassified from	Six Months Ended
Accumulated Other Comprehensive Loss	June 30,		Affected Line Item in the Statement
(in thousands)	2024	2023	Where Net Income is Presented
Net unrealized gains on available for sale investment securities with credit related impairment:
Accretable yield	$101	$101	Interest income on taxable investment securities
Taxes	(24)	(24)	Provision for income tax expense
	$77	$77	Net of tax
Net unrealized losses on held to maturity securities:
Amortization	$(320)	$(345)	Interest income on taxable investment securities
Taxes	84	83	Provision for income tax expense
	$(236)	$(262)	Net of tax
Net pension plan liability adjustment:
Amortization of unrecognized loss	$(406)	$(499)	Other Expense
Taxes	107	120	Provision for income tax expense
	$(299)	$(379)	Net of tax
Net SERP liability adjustment:
Amortization of unrecognized (loss)/gain	$(78)	$4	Other Expense
Taxes	20	(1)	Provision for income tax expense
	$(58)	$3	Net of tax
Total reclassifications for the period	(516)	(561)	Net of tax

Amounts Reclassified from	Three Months Ended
Accumulated Other Comprehensive Loss	June 30,		Affected Line Item in the Statement
(in thousands)	2024	2023	Where Net Income is Presented
Net unrealized gains on available for sale investment securities with credit related impairment:
Accretable yield	$51	$51	Interest income on taxable investment securities
Taxes	(11)	(11)	Provision for income tax expense
	$40	$40	Net of tax
Net unrealized losses on held to maturity securities:
Amortization	$(160)	$(164)	Interest income on taxable investment securities
Taxes	42	35	Provision for income tax expense
	$(118)	$(129)	Net of tax
Net pension plan liability adjustment:
Amortization of unrecognized loss	$(203)	$(249)	Other expense
Taxes	53	54	Provision for income tax expense
	$(150)	$(195)	Net of tax
Net SERP liability adjustment:
Amortization of unrecognized loss	$(39)	$2	Other expense
Taxes	10	—	Provision for income tax expense
	$(29)	$2	Net of tax
Total reclassifications for the period	$(257)	$(282)	Net of tax

Note 8 - Equity Compensation Plan Information

At the 2018 Annual Meeting of Shareholders, First United Corporation’s shareholders approved the First United Corporation 2018 Equity Compensation Plan (the “Equity Plan”), which authorizes the issuance of up to 325,000 shares of common stock to employees, directors and qualifying consultants pursuant to stock options, stock appreciation rights, stock awards, dividend equivalents, and other stock-based awards.

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

Pursuant to First United Corporation’s director compensation policy, each director receives an annual retainer of 1,000 shares of First United Corporation common stock, plus $15,000 to be paid, at the director’s election, in cash or additional shares of common stock.   In May 2024, a total of 14,325 fully vested shares of common stock were issued to directors, which had a grant date fair value of $21.94 per share.  In May 2023, a total of 16,931 fully vested shares of common stock were issued to directors, which had a grant date fair value of $13.23 per share.  In January 2023, a total of 333 fully vested shares of common stock were issued to a new director, which had a grant date fair value of $19.36 per share.  In October 2023, a total of 852 fully vested  shares of common stock were issued  to a new director  which had a grant date  fair value of $16.26  per  share.    Director stock compensation was $134,964 and $138,001 for the six-month periods ending June 30, 2024 and 2023, respectively. Director stock compensation expense was $73,027 and $62,500 for the three-month periods ended June 30, 2024 and 2023, respectively.

Employee stock compensation expense was $5,757 and $7,104 for the six-month periods ended June 30, 2024 and 2023, respectively.  Employee stock compensation expense was $699 and $4,272 for the three-month periods ended June 30, 2024 and 2023, respectively.

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

The RSUs granted to each of the foregoing officers consist of (i) a performance vesting award for a three year performance period and (ii) a time-vesting award that will vest ratably over a three year period. Target performance levels were set based on the annual budget which supports the Corporation’s long-term objective of achieving high performance as compared to peers. Threshold performance is the minimum level of acceptable performance as defined by the Compensation Committee and maximum performance represented a level potentially achievable under ideal circumstances. Achievement of all threshold performance levels would result in each executive participant earning a payout at 50% of his or her respective target award opportunity. Achievement of all target performance levels would result in the executive participant earning the target award.  Achievement at or above all maximum performance levels would result in the executive participant earning 150% of the target opportunity. Actual results for any goal that falls between performance levels would be interpolated to calculate a proportionate award.

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

In May 2021, RSUs relating to 7,389 performance vesting shares and 3,693 time vesting shares (target level) for plan year 2021 were granted, which had a grant date fair market value of $17.93 per share of common stock underlying each RSU.  The performance period for the performance-vesting RSUs was the three-year period ended December 31, 2023.  On March 9, 2024, it was determined that 7,389 performance-vesting RSUs failed to vest.  The time-vesting RSUs will vest ratably over a three year period beginning on May 5, 2022. On May 5, 2022, 1,230 shares of the 3,693 time-vesting RSUs were issued to participants.  On May 5, 2023, 1,230 additional shares of the 3,693 time-vesting RSUs were issued to participants.  On May 5, 2024, the remaining 1,233 shares of the 3,693 time-vesting RSUs were issued to participants.  Stock compensation expense was $7,365 and $33,142 for the six-month periods ended June 30, 2024 and 2023, respectively.  Stock compensation expense was $1,841 and $16,571 for the three-month periods ended June 30, 2024 and 2023, respectively.  All compensation expense related to the 2021 LTIP plans was recognized as of June 30, 2024.

In March 2022, RSUs relating to 8,096 performance vesting shares and 6,238 time vesting shares (target level) for plan year 2022 were granted, which had a grant date fair market value of $21.88 per share of common stock underlying each RSU.  The performance period for the performance-vesting RSUs is the three-year period ending December 31, 2024.  The time-vesting RSUs will vest ratably over a three year period beginning on March 9, 2023.  On March 9, 2023, 2,079 shares of the 6,238 time-vesting RSUs were issued to participants. On March 9, 2024, 2,079 additional shares of the 6,238 time-vesting RSUs were issued to participants.  Stock compensation expense was $55,290 for each of the six-month periods ended June 30, 2024 and 2023.  Stock compensation expense was $26,145 for both of the three-month periods ended June 30, 2024 and 2023. Unrecognized compensation expense as of June 30, 2024 related to unvested RSUs was $78,436.

In March 2023, RSUs relating to 10,214 performance vesting shares and 7,920 time vesting shares (target level) for plan year 2023 were granted, which had a grant date fair market value of $18.25 per share of common stock underlying each RSU.  The performance period for the performance-vesting RSUs is the three year period ending December 31, 2025.  The time-vesting RSUs will vest ratably over a three year period beginning on March 15, 2024.  On March 15, 2024, 2,639 shares of the 7,920 time-vesting RSUs were issued to participants.  Stock compensation expense was $55,170 and $27,585 for the six-month periods ended June 30, 2024 and 2023, respectively.  Stock compensation expense was $27,585 for both of the three-month periods ended June 30, 2024 and 2023.  Unrecognized compensation expense as of June 30, 2024 related to unvested RSUs was $193,094.

In May 2024, RSUs relating to 8,593 performance vesting shares and 6,662 time vesting shares (target level) for plan year 2024 were granted, which had a grant date fair market value of $22.26 per share of common stock underlying each RSU.  The performance period for the performance-vesting RSUs is the three year period ended December 31, 2026.  The time-vesting RSUs will vest ratably over a three year period beginning on May 20, 2025.  Stock compensation expense was $9,438 for the six- and three-month periods ended June 30, 2024.  Unrecognized compensation expense as of June 30, 2024 related to unvested RSUs was $330,330.

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

In March 2016, the Corporation entered into four interest rate swap contracts totaling $30.0 million notional amount, hedging future cash flows associated with floating rate trust preferred debt. As of June 30, 2024, $15.0 million notional amount remains.   The interest rate swap creates an effective fixed interest rate of 4.6550% on the $15.0 million notional amount of the Corporation’s junior subordination debt until the interest rate swap’s maturity in March 2026.  The fair value of the interest rate swap contracts was $0.8 million at June 30, 2024 and December 31, 2023.

For the six- and three-month periods ended June 30, 2024, the Corporation recorded an increase in the value of the derivatives of $4,000 and the related deferred tax of $1 thousand and a decrease of $69,000 and the related deferred tax benefit of $18,000, respectively, in net accumulated other comprehensive loss to reflect the effective portion of cash flow hedges.  This compares to an increase of $16,000 and the related deferred tax of $4,000 and an increase of $204,000 and related deferred tax of $54,000 for the six- and three-months ended June 30, 2023, respectively.  ASC Subtopic 815-30 requires the net accumulated other comprehensive loss to be reclassified to earnings if the hedge becomes ineffective or is terminated. There was no hedge ineffectiveness recorded for any of the the six-month periods or three-month periods ended June 30, 2024 or 2023. The Corporation does not expect any material losses relating to these hedges to be reclassified into earnings within the next 12 months.

Interest rate swap agreements are entered into with counterparties that meet established credit standards and the Corporation believes that the credit risk inherent in these contracts is not significant as of June 30, 2024.

The table below discloses the impact of derivative financial instruments on the Corporation’s Consolidated Financial Statements for the six- and three-month periods ended June 30, 2024 and 2023.

Derivative in Cash Flow Hedging Relationships
			Amount of gain or
			(loss) recognized in
	Amount of gain or	Amount of gain or	income or derivative
	(loss) recognized in	(loss) reclassified from	(ineffective portion
	OCI on derivative	accumulated OCI into	and amount excluded
	(effective portion),	income (effective	from effectiveness
(in thousands)	net of tax	portion) (a)	testing) (b)
Interest rate contracts:
Six months ended:
June 30, 2024	$3	$—	$—
June 30, 2023	12	—	—
Three months ended:
June 30, 2024	$(51)	$—	$—
June 30, 2023	150	—	—

Notes:

(a)	Reported as interest expense
(b)	Reported as other income

Note 10 – Regulatory Capital Requirements

The following table presents the Bank’s capital ratios as of June 30, 2024 and December 31, 2023.

	June 30, 2024	December 31, 2023	Required for Capital Adequacy Purposes	Required to be Well Capitalized
Total Capital (to risk-weighted assets)	14.41%	14.05%	8.00%	10.00%
Tier 1 Capital (to risk-weighted assets)	13.16%	12.81%	6.00%	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)	13.16%	12.81%	4.50%	6.50%
Tier 1 Capital (to average assets)	10.47%	9.92%	4.00%	5.00%

As of June 30, 2024 and December 31, 2023, the Bank was considered “well capitalized” under the regulatory framework for prompt corrective action.

Note 11 – Deposits

The following table summarizes deposits at June 30, 2024 and December 31, 2023.

(in thousands)	June 30, 2024		December 31, 2023
	Balance	Percent	Balance	Percent
Non-Interest-bearing deposits:	$423,970	28%	$427,670	28%
Interest-bearing deposits:
Demand	373,046	24%	350,860	22%
Money Market	401,628	26%	385,649	25%
Savings deposits	180,030	12%	191,265	12%
Time deposits- retail	143,397	9%	165,533	11%
Time deposits- brokered	15,000	1%	30,000	2%
Total Deposits	$1,537,071	100%	$1,550,977	100%

Note 12 – Borrowed Funds

The following is a summary of borrowings at June 30, 2024 and December 31, 2023:

(in thousands)	June 30, 2024	December 31, 2023
Short-term borrowings:
Securities sold under agreements to repurchase:
Outstanding at end of period	$22,564	$45,418
Weighted average interest rate at end of period	0.23%	0.27%
Maximum amount outstanding as of any month end	$44,415	$59,777
Average amount outstanding	$39,625	$50,498
Approximate weighted average rate during the period	0.27%	0.24%
Bank Term Funding Program, fixed rate of 4.87% at June 30, 2024	$40,000	$—
Long-term borrowings:
FHLB advances, bearing fixed interest rate of 4.53% at June 30, 2024 and rates ranging from 4.53% to 4.69% at December 31, 2023.	$40,000	$80,000
Junior subordinated debt, bearing variable interest rate of 8.35% at June 30, 2024 and 8.39% at December 31, 2023	30,929	30,929
Total borrowings outstanding	$133,493	$156,347

Short-term borrowings increased by $17.1 million, as the Bank borrowed $40.0 million from the Bank Term Funding Program of the Board of Governors of the Federal Reserve System in January 2024, which was partially offset by a decrease of approximately $22.0 million in other short-term borrowings to the ICS deposit product as a result of management’s strategy to release pledging of investment securities for municipalities to increase available liquidity.

At June 30, 2024, the repurchase agreements were secured by $34.2 million in investment securities issued by government related agencies.  A minimum of 102% of fair value is pledged against account balances.

Long-term borrowings decreased by $40.0 million as a $40.0 million advance from the Federal Home Loan Bank matured in March 2024 and was fully repaid.

Note 13 – Segment Reporting

Currently, the Corporation conducts business in two operating segments:  (i) Community Banking; and (ii) Trust and Investment Services.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies provided earlier in this report.

Business activity for the operating segments are as follows:

Community Banking:  The Community Banking segment is conducted through the Bank and involves delivering a broad range of financial products and services, including various loan and deposit products, to consumer, business, and not-for-profit customers.  Parent company income and assets are included in the Community Banking segment, as the majority of parent company functions are related to this segment.  Major revenue sources include net interest income, gains on sales of mortgage loans, and service charges on deposit accounts.  Expenses include personnel, occupancy, marketing, equipment, and other expenses.  Non-cash charges other than depreciation of fixed assets were immaterial for the six- and three-month periods ended June 30, 2024 and 2023.

Trust and Investment Services:  The Trust and Investment Services segment is conducted through the Bank and offers corporate trustee services, trust and estate administration, IRA administration and custody services.  Revenues for this segment is generated from administration, service and custody fees, as well as management fees that are derived from Assets Under Management.  Expenses include personnel, occupancy, marketing, equipment, and other expenses.   Non-cash charges associated with amortization of intangibles were approximately $104,000 for both of the six-month periods ended June 30, 2024 and 2023 and $52,000 for both of the three-month periods ended June 30, 2024 and 2023.

Information for the operating segments for the six- and three-month periods ended June 30, 2024 and 2023 are presented in the following tables:

	Six Months Ended
	June 30, 2024
		Trust and
	Community	Investment
(in thousands)	Banking	Services	Total
Interest income	$45,011	$-	$45,011
Interest expense	15,961	-	15,961
Credit loss expense	2,140	-	2,140
Non-interest income	4,417	5,299	9,716
Non-interest expense	22,609	2,636	25,245
Income before income taxes and intercompany fees	8,718	2,663	11,381
Intercompany management fee income (expense)	6	(6)	-
Income before income taxes	8,724	2,657	11,381
Income tax expense	2,210	559	2,769
Net income	$6,514	$2,098	$8,612

	Six Months Ended
	June 30, 2023
		Trust and
	Community	Investment
(in thousands)	Banking	Services	Total
Interest income	$37,801	$-	$37,801
Interest expense	9,109	-	9,109
Credit loss expense	938	-	938
Non-interest income	4,411	4,551	8,962
Non-interest expense	22,562	2,587	25,149
Income before income taxes and intercompany fees	9,603	1,964	11,567
Intercompany management fee income (expense)	6	(6)	-
Income before income taxes	9,609	1,958	11,567
Income tax expense	2,367	411	2,778
Net income	$7,242	$1,547	$8,789

	Three Months Ended
	June 30, 2024
		Trust and
	Community	Investment
(in thousands)	Banking	Services	Total
Interest income	$23,113	$-	$23,113
Interest expense	7,875	-	7,875
Credit loss expense	1,194	-	1,194
Non-interest income	2,225	2,616	4,841
Non-interest expense	11,015	1,349	12,364
Income before income taxes and intercompany fees	5,254	1,267	6,521
Intercompany management fee income (expense)	3	(3)	-
Income before income taxes	5,257	1,264	6,521
Income tax expense	1,341	266	1,607
Net income	$3,916	$998	$4,914

	Three Months Ended
	June 30, 2023
		Trust and
	Community	Investment
(in thousands)	Banking	Services	Total
Interest income	$19,972	$-	$19,972
Interest expense	5,798	-	5,798
Credit loss credit	395	-	395
Non-interest income	2,286	2,283	4,569
Non-interest expense	11,177	1,334	12,511
Income before income taxes and intercompany fees	4,887	950	5,837
Intercompany management fee income (expense)	3	(3)	-
Income before income taxes	4,890	947	5,837
Income tax expense	1,224	199	1,423
Net income	$3,666	$748	$4,414

Total non-fiduciary assets of the trust and investment services segment were $0.7 million (including $0.6 million in intangible assets) at both June 30, 2024 and December 31, 2023.  All other assets (including goodwill of $11.0 million at June 30, 2024 and December 31, 2023 and other intangible assets of $0.4 million and $0.5 million at June 30, 2024 and December 31, 2023, respectively) were held by the community banking segment.

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

At June 30, 2024, the Corporation’s total assets were $1.9 billion, net loans were $1.4 billion, and deposits were $1.5 billion. Shareholders’ equity at June 30, 2024 was $164.2 million.

We maintain an Internet site at www.mybank.com on which we make available, free of charge, First United Corporation’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC.

SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data for the six-month periods ended June 30, 2024 and 2023 and is qualified in its entirety by the detailed information and unaudited financial statements, including the notes thereto, included elsewhere in this quarterly report.

	As of the six months ended
	June 30,
	2024	2023
Per Share Data
Basic net income per common share	$1.31	$1.32
Basic net income per common share (1) - non-GAAP	$1.37	$1.32
Diluted net income per common share	$1.31	$1.31
Diluted net income per common share (1) - non-GAAP	$1.37	$1.31
Basic book value per common share	$25.39	$23.12
Diluted book value per common share	$25.34	$23.07

Significant Ratios:

Return on Average Assets	0.89%	0.95%
Accelerated depreciation expense, net of tax	0.09%	—%
Adjusted Return on Average Assets (1) (non-GAAP)	0.98%	0.95%

Return on Average Equity	10.51%	11.43%
Accelerated depreciation expense, net of tax	1.04%	—%
Adjusted Return on Average Equity (1) (non-GAAP)	11.55%	11.43%

Average Equity to Average Assets	8.42%	8.21%

Bank Capital Ratios:
Consolidated Total Capital (to risk weighted assets)	14.41%	14.05%
Consolidated Tier 1 Capital (to risk weighted assets)	13.16%	12.81%
Consolidated Common Equity Tier 1 Capital (to risk weighted assets)	13.16%	12.81%
Consolidated Tier 1 Capital (to average assets)	10.47%	9.92%
(1) See reconciliation of this non-GAAP financial measure provided elsewhere herein.

RESULTS OF OPERATIONS

Overview

Consolidated net income was $4.9 million for the second quarter of 2024.   This compares to $4.4 million for the second quarter of 2023.  Consolidated net income for the first quarter of 2024 was $3.7 million, which was inclusive of $0.4 million, net of tax, in accelerated depreciation expense related to branch closures.  Basic and diluted earnings per share were $0.75 for the second quarter of 2024 compared to $0.66 per share for the second quarter of 2023 and $0.56 per share for the first quarter of 2024.

The $0.5 million increase in quarterly net income year over year was primarily driven by a $1.1 million increase in net interest income, which was offset slightly by an increase of $0.8 million in provision expense.  The increase in net interest income was primarily related to the $3.4 million increase in interest on loans due to new loans being booked at higher rates and the repricing of adjustable-rate loans.   This increase was partially offset by the $2.0 million increase in interest paid on deposits due to continued competitive pricing pressures.  An increase of $0.5 million in short-term borrowings related to the FRB’s Bank Term Funding Program (“BTFP”) was offset by the reduction in long-term borrowings related to the repayment of the $40.0 million Federal Home

Loan Bank (“FHLB”) advance in the first quarter of 2024.  The year-over-year increase in provision for credit losses was primarily driven by increased charge-offs in the commercial and industrial portfolio related to one non-accrual credit where collateral was sold through a liquidation auction at depressed prices.   The charge-off was partially offset by continued lower historical losses and improving qualitative factors related to the reduction of non-accrual balances.  Comparing the second quarter of 2024 to the same period in 2023, other activity included a $0.3 million increase in wealth management income due to improving market conditions and growth of new relationships and a decrease in operating expenses of $0.1 million.   The provision for income tax was up $0.2 million when comparing the two quarters due to increased income before tax.

Comparing the six months ended June 30, 2024 to the six months ended June 30, 2023, net interest income, on a non-GAAP,  fully tax equivalent (“FTE”) basis, was stable.  Interest income increased by $6.9 million.   Average loan balances increased by $112.9 million and the overall yield increased by 61 basis points in correlation with the rising rate environment and new loans booked at higher rates as well as the repricing of adjustable-rate loans.  Interest expense on deposits increased by $5.6 million, while the average deposit balances increased by $42.5 million, driven by increases of $77.9 million in money market balances and $27.4 million in retail time deposits, partially offset by decreases in savings balances of $50.1 million.  Interest expense on short-term borrowings increased by $0.9 million due to the Bank’s utilization of the BTFP in January 2024.  The increased interest expense resulted in an overall increase of 99 basis points on interest bearing liabilities.  The net interest margin for the six months ended June 30, 2024 was 3.31% compared to 3.39% for the six months ended June 30, 2023.

Other operating income, including net gains, for the second quarter of 2024 increased by $0.3 million when compared to the same period of 2023.  The growth was driven by an increase of $0.3 million in wealth management income due to improving market conditions, increased annuity sales and growth in new and existing customer relationships.  Gains on sales of mortgages declined slightly when comparing the second quarter of 2024 to the same time period of 2023 primarily due to reduced activity in the elevated interest rate environment.  Other operating income on service charges and debit card income remained stable.

Other operating income for the six months ended June 30, 2024 increased by $0.8 million when compared to the same period of 2023.  This increase was primarily due to the $0.8 million increase in wealth management income due to improving market conditions, increased annuity sales and growth in new and existing customer relationships.  Service charge and debit card income were both stable when comparing the six months of 2024 to the six months of 2023.

Operating expenses decreased by $0.1 million in the second quarter of 2024 when compared to the second quarter of 2023.  The decrease was related to a $0.2 million decrease in equipment and occupancy expenses resulting from branch closures in late 2023 and a $0.2 million decrease in check fraud related expenses.   These decreases were partially offset by a $0.4 million increase in salaries related to increased health insurance claims, higher salaries and benefits associated with normal merit increases effective April 1, 2024, and reduced loan origination costs due to lower loan production.  Other increases in data processing and marketing expenses were offset by decreases in professional services, contract labor, telephone and other miscellaneous expenses.

For the six months ended June 30, 2024, non-interest expenses increased by $0.1 million when compared to the six months ended June 30, 2023.  Increases in salaries and employee benefits of $0.2 million due to normal merit increases effective April 1, 2024, and increases in FDIC premiums, data processing, equipment and occupancy were offset by decreases in professional services, contract labor, investor relations and other miscellaneous expenses such as pension related expenses, check fraud and membership dues and licenses.

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

The tables below summarize net interest income for the six- and three-month periods ended June 30, 2024 and 2023.

	Non-GAAP		GAAP
	Six Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Interest income	$45,126	$38,253	$45,011	$37,801
Interest expense	15,961	9,109	15,961	9,109
Net interest income	$29,165	$29,144	$29,050	$28,692
Net interest margin %	3.31%	3.39%	3.29%	3.34%

	Three Months Ended		Three Months Ended
	June 30,		June 30,
(dollars in thousands)	2024	2023	2024	2023
Interest income	$23,171	$20,197	$23,113	$19,972
Interest expense	7,875	5,798	7,875	5,798
Net interest income	$15,296	$14,399	$15,238	$14,174
Net interest margin %	3.49%	3.26%	3.47%	3.21%

The following tables set forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the six- and three-month periods ended June 30, 2024 and 2023:

	Six Months Ended
	June 30,
	2024			2023
	Average		Average	Average		Average
(in thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Loans	$1,411,619	$39,471	5.62%	$1,298,743	$32,251	5.01%
Investment Securities:
Taxable	281,524	3,441	2.46%	338,817	3,547	2.11%
Non taxable	7,803	189	4.87%	26,099	963	7.44%
Total	289,327	3,630	2.52%	364,916	4,510	2.49%
Federal funds sold	65,251	1,795	5.53%	62,361	1,409	4.56%
Interest-bearing deposits with other banks	1,352	49	7.29%	3,342	45	2.72%
Other interest earning assets	4,248	181	8.57%	3,069	38	2.56%
Total earning assets	1,771,797	45,126	5.12%	1,732,431	38,253	4.45%
Allowance for loan losses	(17,940)			(15,905)
Non-earning assets	201,873			172,461
Total Assets	$1,955,730			$1,888,987
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$361,358	$2,937	1.63%	$365,491	$2,021	1.11%
Interest-bearing money markets - Retail	392,164	6,774	3.47%	314,246	3,107	1.99%
Interest-bearing money markets - Brokered	55	1	3.66%	—	—	—
Savings deposits	186,280	94	0.10%	236,383	135	0.12%
Time deposits - Retail	152,049	2,134	2.82%	124,684	832	1.35%
Time deposits - Brokered	27,198	724	5.35%	35,771	933	5.26%
Short-term borrowings	72,626	970	2.69%	52,332	60	0.23%
Long-term borrowings	86,973	2,327	5.38%	77,338	2,021	5.27%
Total interest-bearing liabilities	1,278,703	15,961	2.51%	1,206,245	9,109	1.52%
Non-interest-bearing deposits	478,655			497,226
Other liabilities	33,624			30,497
Shareholders’ Equity	164,748			155,019
Total Liabilities and Shareholders’ Equity	$1,955,730			$1,888,987
Net interest income and spread		$29,165	2.61%		$29,144	2.93%
Net interest margin			3.31%			3.39%

(1)	The above table reflects the average rates earned or paid stated on an FTE basis assuming a 21% tax rate for 2024 and 2023. Non-GAAP interest income on a fully taxable equivalent for the six-month periods ended June 30, 2024 and 2023 was $116 and $452, respectively.
(2)	Net interest margin is calculated as net interest income divided by average earning assets.
(3)	The average yields on investments are based on amortized cost.

	Three Months Ended
	June 30,
	2024			2023
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Assets
Loans	$1,415,353	$20,237	5.75%	$1,317,728	$16,794	5.11%
Investment Securities:
Taxable	268,522	1,697	2.54%	337,032	1,779	2.12%
Non taxable	7,800	95	4.90%	26,093	479	7.36%
Total	276,322	1,792	2.61%	363,125	2,258	2.49%
Federal funds sold	66,658	1,037	6.26%	84,629	1,102	5.22%
Interest-bearing deposits with other banks	2,194	18	3.30%	1,735	19	4.46%
Other interest earning assets	3,390	87	10.32%	4,490	24	2.23%
Total earning assets	1,763,917	23,171	5.28%	1,771,707	20,197	4.57%
Allowance for loan losses	(18,184)			(16,982)
Non-earning assets	198,749			175,369
Total Assets	$1,944,482			$1,930,094
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$369,835	$1,496	1.63%	$377,773	$1,132	1.20%
Interest-bearing money markets - Retail	400,747	3,514	3.53%	304,322	1,809	2.38%
Interest-bearing money markets - Brokered	111	1	3.62%	—	—	—
Savings deposits	182,988	46	0.10%	226,172	56	0.10%
Time deposits - retail	146,420	1,016	2.79%	130,634	552	1.69%
Time deposits - brokered	24,396	325	5.36%	61,081	801	5.26%
Short-term borrowings	71,900	509	2.85%	47,356	29	0.25%
Long-term borrowings	70,929	968	5.49%	110,929	1,419	5.13%
Total interest-bearing liabilities	1,267,326	7,875	2.50%	1,258,267	5,798	1.85%
Non-interest-bearing deposits	479,232			484,952
Other liabilities	32,884			31,517
Shareholders’ Equity	165,040			155,358
Total Liabilities and Shareholders’ Equity	$1,944,482			$1,930,094
Net interest income and spread		$15,296	2.78%		$14,399	2.72%
Net interest margin			3.49%			3.26%

(1) The above table reflects the average rates earned or paid stated on an FTE basis assuming a 21% tax rate for 2024 and 2023. Non-GAAP interest income on a fully taxable equivalent for the three-month periods ended June 30, 2024 and 2023 was $58 and $225, respectively.

(2)	Net interest margin is calculated as net interest income divided by average earning assets.
(3)	The average yields on investments are based on amortized cost.

Net interest income, on a non-GAAP, FTE basis, increased by $0.9 million for the second quarter of 2024 when compared to the second quarter of 2023.  This increase was driven by a $3.0 million increase in interest income.   Interest income on loans increased by $3.4 million due to the increase in average balances of $97.6 million and a 64 basis point increase in the overall yield on the loan portfolio as new loans were booked at higher rates as well as adjustable-rate loans repricing in correlation to the rising rate environment.   Investment income decreased by $0.5 million due to a decrease of $86.8 million in average balances related to the balance sheet restructuring of our investment portfolio in the fourth quarter of 2023 and the maturity of $37.5 million in U.S. Treasury bonds in the first four months of 2024.  The overall yield on the investment portfolio increased by 12 basis points primarily driven by the increased rate on the trust preferred portfolio and the maturity and sale of lower rate investments.   Interest expense increased by $2.1 million year over year due to an increase of 70 basis points on interest paid on deposit accounts.   The average deposit balances increased by $24.5 million when compared to the second quarter of 2023 due primarily to the increase of $96.4 million in money market account, which was partially offset by decreases of $43.2 million and $36.7 million in average savings deposits and average time deposits, respectively.

Comparing the six months ended June 30, 2024 to the six months ended June 30, 2023, net interest income, on a non-GAAP, FTE basis, was stable.  Interest income increased by $6.9 million.   Average loan balances increased by $112.9 million and the overall yield increased by 61 basis points in correlation with the rising rate environment and new loans booked at higher rates as well as the repricing of adjustable-rate loans.  Interest expense on deposits increased by $5.6 million while the average deposit balances increased by $42.5 million, driven by increases of $77.9 million in money market balances and $27.4 million in retail time deposits, partially offset by decreases in savings balances of $50.1 million.  Interest expense on short-term borrowings increased by $0.9 million due to the Bank’s utilization of the BTFP in January 2024.  The increased interest expense resulted in an overall increase of 99 basis points on interest bearing liabilities.  The net interest margin for the six months ended June 30, 2024 was 3.31% compared to 3.39% for the six months ended June 30, 2023.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense for our average interest-earning assets and average interest-bearing liabilities for the six- and three-month periods ended June 30, 2024 and 2023:

	For the six months ended June 30, 2024
	compared to the six months ended June 30, 2023
(in thousands and tax equivalent basis)	Volume	Rate	Net
Interest Income:
Loans	$2,828	$4,392	$7,220
Taxable Investments	(604)	498	(106)
Non-taxable Investments	(681)	(93)	(774)
Federal funds sold	66	320	386
Interest-bearing deposits	(27)	31	4
Other interest earning assets	15	128	143
Total interest income	1,597	5,276	6,873
Interest Expense:
Interest-bearing demand deposits	(23)	939	916
Interest-bearing money markets- retail	775	2,892	3,667
Interest-bearing money markets- brokered	1	0	1
Savings deposits	(30)	(11)	(41)
Time deposits - retail	185	1,117	1,302
Time deposits - brokered	(225)	16	(209)
Short-term borrowings	23	887	910
Long-term borrowings	254	52	306
Total interest expense	960	5,892	6,852
Net interest income	$637	$(616)	$21
(1)	The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	For the Three months ended June 30, 2024 compared to the Three months ended June 30, 2023
(in thousands and tax equivalent basis)	Volume	Rate	Net
Interest Income:
Loans	$1,247	$2,196	$3,443
Taxable Investments	(363)	281	(82)
Non-taxable Investments	(337)	(47)	(384)
Federal funds sold	(235)	170	(65)
Interest-bearing deposits	5	(6)	(1)
Other interest earning assets	(6)	69	63
Total interest income	311	2,663	2,974
Interest Expense:
Interest-bearing demand deposits	(24)	388	364
Interest-bearing money markets- retail	574	1,131	1,705
Interest-bearing money markets- brokered	1	0	1
Savings deposits	(11)	1	(10)
Time deposits - retail	67	397	464
Time deposits - brokered	(482)	6	(476)
Short-term borrowings	15	465	480
Long-term borrowings	(513)	62	(451)
Total interest expense	(373)	2,450	2,077
Net interest income	$684	$213	$897
(1)	The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Credit Losses

Specific allocations have been made for loans where management has determined that the collateral supporting the loans is not adequate to cover the loan balance, and the qualitative factors affecting the estimated allowance for credit losses (“ACL”) have been adjusted based on the current economic environment and the characteristics of the loan portfolio.  For the first six months of 2024 and 2023, net provision expense was $2.1 million and $0.9 million, respectively.  For the second quarters of 2024 and 2023, net provision expense was $1.2 million and $0.4 million, respectively.  The increased provision expense recorded in 2024 was primarily related to $1.1 million in charge-offs related to one non-accrual commercial and industrial loan relationship and was partially offset by improving qualitative risk factors of our loan portfolio.

Other Income

The composition of other operating income for the six- and three-month periods ended June 30, 2024 and 2023 is illustrated in the following table:

	Income as % of				Income as % of
	Total Other Income				Total Other Income
	Six Months Ended				Three Months Ended
	June 30,				June 30,
(in thousands)	2024		2023		2024		2023
Service charges on deposit accounts	$1,112	12%	$1,062	12%	$556	12%	$546	12%
Other service charges	440	5%	476	5%	225	5%	244	6%
Trust department	4,443	46%	3,995	46%	2,255	47%	2,025	45%
Debit card income	1,931	20%	1,986	23%	999	21%	1,031	23%
Bank owned life insurance	660	7%	616	7%	334	7%	311	7%
Brokerage commissions	857	9%	555	6%	362	7%	258	6%
Other income	132	1%	132	1%	51	1%	68	1%
	$9,575	100%	$8,822	100%	$4,782	100%	$4,483	100%

Other Operating Expenses

The composition of other operating expenses for the six- and three-month periods ended June 30, 2024 and 2023 is illustrated in the following table:

	Expense as % of				Expense as % of
	Total Other Operating Expenses				Total Other Operating Expenses
	Six Months Ended				Three Months Ended
	June 30,				June 30,
(in thousands)	2024		2023		2024		2023
Salaries and employee benefits	$14,413	57%	$14,166	56%	$7,256	59%	$6,870	55%
FDIC premiums	554	2%	470	2%	285	2%	277	2%
Equipment	1,558	6%	1,527	6%	635	5%	747	6%
Occupancy expense of premises	1,606	6%	1,527	6%	652	5%	742	6%
Data processing expense	2,740	11%	2,612	10%	1,422	11%	1,306	10%
Marketing expense	318	1%	280	1%	184	1%	160	1%
Professional services	935	4%	1,014	4%	449	4%	520	4%
Contract labor	267	1%	291	1%	84	1%	157	1%
Telephone	212	1%	226	1%	103	1%	116	1%
Other real estate owned	100	0%	142	1%	14	0%	18	0%
Investor relations	144	1%	206	1%	91	1%	123	1%
Contributions	116	1%	143	1%	66	1%	79	1%
Other	2,282	9%	2,545	10%	1,123	9%	1,396	12%
	$25,245	100%	$25,149	100%	$12,364	100%	$12,511	100%

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

The effective income tax rates as a percentage of income for the six month periods ended June 30, 2024 and June 30, 2023 were 24.3% and 24.0%, respectively.

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

The following table presents a reconciliation of net income and diluted earnings per share (as reported) to adjusted net income and adjusted diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
(in thousands, except for per share amount)
Net income - as reported	$4,914	$4,414	$8,612	$8,789
Adjustments:
Accelerated depreciation expenses	—	—	562	—
Income tax effect of adjustments	—	—	(137)	—
Adjusted net income (non-GAAP)	$4,914	$4,414	$9,037	$8,789

Diluted earnings per share - as reported	$0.75	$0.66	$1.31	$1.31
Adjustments:
Accelerated depreciation expenses	—	—	0.08	—
Income tax effect of adjustments	—	—	(0.02)	—
Adjusted basic and diluted earnings per share (non-GAAP)	$0.75	$0.66	$1.37	$1.31

Significant Ratios:	Six months ended June 30,
Return on Average Assets - as reported	0.89%	0.95%
Accelerated depreciation expenses	0.12%	—
Income tax effect of adjustments	(0.03%)	—
Adjusted Return on Average Assets (non-GAAP)	0.98%	0.95%

Return on Average Equity - as reported	10.51%	11.43%
Accelerated depreciation expenses	1.38%	—
Income tax effect of adjustments	(0.34%)	—
Adjusted Return on Average Equity (non-GAAP)	11.55%	11.43%

FINANCIAL CONDITION

Balance Sheet Overview

Total assets at June 30, 2024 were $1.9 billion, representing a $37.3 million decrease since December 31, 2023.  During the first six months of 2024, cash and interest-bearing deposits in other banks decreased by $4.7 million.  The investment portfolio decreased by $44.3 million due to the maturities of $37.5 million of U.S. Treasury bonds during the year and normal principal amortization of our mortgage-backed securities (“MBS”) portfolio. Gross loans increased by $16.3 million and other real estate owned (“OREO”) decreased by $1.5 million due to sales of OREO properties.  Other assets, including deferred taxes, premises and equipment, and accrued interest receivable, decreased by $2.7 million.

Total liabilities at June 30, 2024 were $1.7 billion, representing a $39.6 million decrease since December 31, 2023.  Total deposits decreased by $13.9 million when compared to December 31, 2023.  The decrease in deposits was attributable to decreases in savings deposits of $11.2 million, and retail time deposits of $22.1 million, as well as the repayment of $15.0 million in brokered certificates of deposits, partially offset by increases in demand deposits of $22.2 million and money markets of $16.0 million.  Short-term borrowings increased by $17.1 million since December 31, 2023 due to the Bank’s utilization of the BTFP to obtain $40.0 million in borrowings during January 2024 at a rate of 4.87% with a one-year maturity.   The increase from the BTFP funding was partially offset by the shift of approximately $22.0 million in overnight investment sweep balances to the ICS product as a result of management’s strategy to release pledging of investment securities for municipalities to increase available liquidity.  Long-term borrowings decreased by $40.0 million in the first six month of 2024 when compared to December 31, 2023 due to the repayment of $40.0 million in FHLB borrowings at its maturity in the first quarter of 2024.

Loan Portfolio

The following table presents the composition of our loan portfolio at the dates indicated:

(in thousands)	June 30, 2024		December 31, 2023
Commercial real estate	$501,016	35%	$493,703	35%
Acquisition and development	88,214	6%	77,060	5%
Commercial and industrial	265,671	19%	274,604	20%
Residential mortgage	511,109	36%	499,871	36%
Consumer	56,965	4%	61,429	4%
Total Loans	$1,422,975	100%	$1,406,667	100%

Outstanding loans of $1.4 billion at June 30, 2024 reflected growth of $16.3 million for the first six months of 2024.  Since December 31, 2023, commercial real estate loans increased by $7.3 million and acquisition and development loans increased by $11.2 million. Commercial and industrial loans decreased by $8.9 million, driven by the repayment of $5.5 million of a non-accrual loan late in second quarter and the $1.1 million charge-off of a non-accrual equipment loan.  Residential mortgage loans increased by $11.2 million and consumer loans decreased by $4.5 million.

New commercial loan production for the three months ended June 30, 2024 was approximately $36.9 million.  The $64.9 million in the pipeline of commercial loans was robust as of June 30, 2024.  At June 30, 2024, unfunded, committed commercial construction loans totaled approximately $12.6 million. Commercial amortization and payoffs were approximately $51.6 million through June 30, 2024, due primarily to pay-offs of short-term commercial loans as well as normal amortizations of the commercial loan portfolio.

New consumer mortgage loan production for the second quarter of 2024 was approximately $19.1 million, with most of this production comprised of portfolio mortgages.  The pipeline of in-house, portfolio loans as of June 30, 2024 was $19.4 million.  The residential mortgage production level increased in the second quarter of 2024 due to the seasonality of this line of business, particularly construction lending.  Unfunded commitments related to residential construction loans totaled $13.5 million at June 30, 2024.

Non-accrual loans totaled $9.4 million at June 30, 2024 compared to $4.0 million at December 31, 2023.  The increase in non-accrual balances at June 30, 2024 was related to two commercial and industrial loan relationships totaling $12.1 million that were moved to non-accrual during the first quarter of 2024.  The reduction in non-accrual balances during the second quarter of 2024 is related to a borrower’s decision to sell a piece of collateral and reduce outstanding balances by approximately $5.5 million and the charge-off of $1.1 million on another commercial and industrial credit.

The following table presents loans in our commercial real estate portfolio by industry type at June 30, 2024.

(in thousands)	Non-owner-occupied	Owner-occupied	Multi-family	Total
Accommodations and food services	$75,083	$4,704	$—	$79,787
Administration and support, waste management, and remediation services	—	1,437	—	1,437
Agriculture, forestry, fishing and hunting	—	2,201	—	2,201
Arts, entertainment and recreation	—	4,552	—	4,552
Construction	2,067	5,912	8	7,987
Educational services	—	917	—	917
Finance and insurance	—	108	—	108
Health care and social assistance	6,599	11,631	—	18,230
Management of companies and enterprises	—	2,770	—	2,770
Manufacturing	—	6,536	—	6,536
Other services (except public services)	2,250	17,496	314	20,060
Professional, scientific and technical services	—	2,502	—	2,502
Public administration	1,492	1,024	—	2,516
Commercial rental properties	184,705	85,046	—	269,751
Residential rental properties	502	136	28,428	29,066
Student rental properties	—	—	2,734	2,734
Mixed use rental properties	145	537	17,640	18,322
Storage units	18,237	—	—	18,237
Real estate rental and leasing- other	4,561	3,280	411	8,252
Retail trade	6	3,766	—	3,772
Transportation and warehousing	—	473	—	473
Wholesale trade	—	806	—	806
Total	$295,647	$155,834	$49,535	$501,016

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

(in thousands)	June 30, 2024	% of Applicable Portfolio	December 31, 2023	% of Applicable Portfolio
Non-accrual loans:
Commercial real estate	$599	0.12%	$826	0.17%
Acquisition and development	97	0.11%	113	0.15%
Commercial and industrial	6,185	2.33%	—	0.00%
Residential mortgage	2,468	0.48%	2,988	0.60%
Consumer	89	0.16%	29	0.05%
Total non-accrual loans	$9,438	0.66%	$3,956	0.28%
Accruing Loans Past Due 90 days or more:
Commercial and industrial	$1		$—
Residential mortgage	498		459
Consumer	27		84
Total loans past due 90 days or more	$526		$543
Total non-accrual and accruing loans past due 90 days or more	$9,964		$4,499

Other real estate owned	$2,978		$4,493
Total Non-performing assets	$12,942		$8,992
Individually evaluated loans without a valuation allowance	$8,616		$2,963
Individually evaluated loans with a valuation allowance	153		—
Total individually evaluated loans	$8,769		$2,963

Non-accrual loans to total loans (as %)	0.66%		0.28%
Non-performing loans to total loans (as %)	0.70%		0.32%
Non-performing assets to total assets (as %)	0.69%		0.47%
Allowance for credit losses to non-accrual loans (as %)	189.90%		441.86%
Allowance for credit losses to non-performing assets (as %)	138.49%		194.40%

Allowance for Credit Losses

The ACL represents an amount which, in management’s judgment, is adequate to absorb expected credit losses over the life of outstanding loans as of the balance sheet date based on the evaluation of current risk characteristics of the loan portfolio, past events, current conditions, reasonable and supportable forecasts of future economic conditions and prepayment experience.  The ACL is measured and recorded upon the initial recognition of a financial asset.  The ACL is reduced by charge-offs, net of recoveries of previous losses, and is increased by a provision or decreased by a provision for credit losses, which is recorded as a current period operating expense.

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

The following table presents a summary of the activity in the ACL for the six-month periods ended June 30, 2024 and 2023:

(in thousands)	2024	2023
Balance, January 1	$17,480	$14,636
Impact of CECL Adoption	—	2,066
Charge-offs:
Commercial real estate	—	(87)
Commercial and industrial	(1,230)	(166)
Residential mortgage	(45)	(24)
Consumer	(824)	(518)
Total charge-offs	(2,099)	(795)
Recoveries:
Commercial real estate	37	5
Acquisition and development	6	7
Commercial and industrial	34	9
Residential mortgage	26	36
Consumer	227	93
Total recoveries	330	150
Net losses	(1,769)	(645)
Credit/loan loss expense	2,212	848
Balance at end of period	$17,923	$16,905

Allowance for credit losses to gross loans outstanding (as %)	1.26%	1.25%

Net (Charge-offs)/Recoveries as a % of Average Applicable Portfolio

	2024	2023
Commercial real estate	0.01%	(0.04)%
Acquisition and development	0.01%	0.02%
Commercial and industrial	(0.89)%	(0.13)%
Residential mortgage	(0.01)%	0.01%
Consumer	(2.02)%	(1.40)%
Total	(0.25)%	(0.10)%

Investment Securities

At June 30, 2024, the total amortized cost basis of the available-for-sale investment portfolio was $115.8 million compared to a fair value of $93.0 million. Unrealized gains and losses on available-for-sale securities are reflected in accumulated other comprehensive loss, a component of shareholders’ equity. The amortized cost basis of the held to maturity portfolio was $174.2 million compared to a fair value of $143.0 million.

The following table presents the composition of our securities portfolio at amortized cost and fair values at the dates indicated:

	June 30, 2024			December 31, 2023
	Amortized	Fair Value	FV as %	Amortized	Fair Value	FV as %
(in thousands)	Cost	(FV)	of Total	Cost	(FV)	of Total
Available for Sale Securities:
U.S. government agencies	$7,000	$6,035	6%	$7,000	$6,034	6%
Residential mortgage-backed agencies	23,825	19,283	21%	24,781	20,563	21%
Commercial mortgage-backed agencies	35,901	27,308	29%	36,258	28,417	29%
Collateralized mortgage obligations	18,927	15,449	17%	19,725	16,356	17%
Obligations of state and political subdivisions	10,476	10,167	11%	10,486	10,312	11%
Corporate bonds	1,000	737	1%	1,000	778	1%
Collateralized debt obligations	18,660	13,975	15%	18,671	14,709	15%
Total available for sale	$115,789	$92,954	100%	$117,921	$97,169	100%
Held to Maturity Securities:
U.S. treasuries	$—	$—	0%	$37,462	$37,219	20%
U.S. government agencies	68,157	56,783	40%	68,014	57,029	31%
Residential mortgage-backed agencies	28,841	25,324	17%	29,588	26,717	14%
Commercial mortgage-backed agencies	21,223	15,508	11%	21,413	16,052	9%
Collateralized mortgage obligations	51,513	41,445	29%	53,261	43,288	24%
Obligations of state and political subdivisions	4,508	3,970	3%	4,604	4,110	2%
Total held to maturity	$174,242	$143,030	100%	$214,342	$184,415	100%

Total fair value of investment securities available for sale decreased by $4.2 million since December 31, 2023 due primarily to principal paydowns of the portfolio.  At June 30, 2024, the securities classified as available-for-sale included a net unrealized loss of $22.8 million, which represents the difference between the fair value and amortized cost of securities in the portfolio.

Total amortized cost of securities held to maturity decreased by $40.1 million since December 31, 2023 due primarily to the maturity of $37.5 million in U.S. Treasury bonds and $2.6 million in other principal paydowns of the portfolio.  Proceeds from the maturities and principal paydowns were reinvested into cash at the Federal Reserve Bank of Richmond in anticipation of the $40.0 million maturing FHLB advance.

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

Approximately $79.0 million of the available-for-sale portfolio was valued using Level 2 pricing and had net unrealized losses of $18.2 million at June 30, 2024. The remaining $14.0 million of the securities available-for-sale represents the entire collateralized debt obligation portfolio, which was valued using significant unobservable inputs (Level 3 assets). The $4.7 million in net unrealized losses associated with this portfolio relates to nine pooled trust preferred securities that comprise the collateralized debt obligation portfolio.

Deposits

The following table presents the composition of our deposits at the dates indicated:

(in thousands)	June 30, 2024		December 31, 2023
	Balance	Percent	Balance	Percent
Non-interest-bearing demand deposits	$423,970	28%	$427,670	27%
Interest-bearing deposits:
Demand	373,046	24%	350,860	23%
Money Market	401,628	26%	385,649	25%
Savings deposits	180,030	12%	191,265	12%
Time deposits- retail	143,397	9%	165,533	11%
Time deposits- brokered	15,000	1%	30,000	2%
Total Deposits	$1,537,071	100%	$1,550,977	100%

Total deposits at June 30, 2024 decreased by $13.9 million when compared to December 31, 2023. Non-interest-bearing deposits decreased by $3.7 million.  Interest-bearing demand deposits increased by $22.2 million, primarily related to the shift of approximately $22.0 million in overnight investment sweep balances into the ICS product due to management’s strategy to release pledging of investment securities for municipalities to increase available liquidity.  Money market accounts increased by $16.0 million due primarily to the expansion of current relationships and new relationships during the first six months.  Traditional savings accounts decreased by $11.3 million and time deposits decreased by $37.1 million.  The decrease in time deposits was due to a decrease of $22.1 million in retail Certificates of Deposit (“CDs”) related to maturities of a nine-month special CD promotion in 2023 and the maturity and repayment of a $15.0 million brokered CD.  The Bank has worked closely with customers as these CDs mature to transition them to other deposit and wealth management products offered by the Bank.

The following table summarizes the percentage of deposits that are insured by deposit insurance or otherwise fully collateralized by securities compared to uninsured deposits as of June 30, 2024 and December 31, 2023.

	June 30, 2024		December 31, 2023
(in thousands)	Balance	Percent	Balance	Percent
Insured deposits	$1,192,648	78%	$1,175,812	76%
Uninsured but collateralized deposits	65,235	4%	76,569	5%
Uninsured and uncollateralized deposits	279,188	18%	298,596	19%
	$1,537,071	100%	$1,550,977	100%

The following table summarizes the percentage of deposit balances from retail customers compared to business customers as of June 30, 2024 and December 31, 2023.

	June 30, 2024		December 31, 2023
(in thousands)	Balance	Percent	Balance	Percent
Retail deposits	$760,735	49%	$748,295	48%
Business deposits	776,336	51%	802,682	52%
	$1,537,071	100%	$1,550,977	100%

Borrowed Funds

The following table presents the composition of our borrowings at the dates indicated:

(in thousands)	June 30, 2024	December 31, 2023
Bank Term Funding Program	$40,000	$—
Securities sold under agreements to repurchase	$22,564	$45,418
Total short-term borrowings	62,564	45,418
FHLB advances	40,000	80,000
Junior subordinated debt	30,929	30,929
Total long-term borrowings	$70,929	$110,929

Short-term borrowings increased by $17.1 million as the Bank borrowed $40.0 million from the BTFP in January 2024, partially offset by a decrease of approximately $22.0 million in other short-term borrowings due primarily to management’s strategic decision to shift municipal customers into the ICS deposit product.  Long-term borrowings decreased by $40.0 million as a $40.0 million FHLB advance matured in March 2024 and was fully repaid utilizing proceeds from lower yielding investment maturities.

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

It is our policy to manage our affairs so that liquidity needs are fully satisfied through normal Bank operations. That is, the Bank will manage its liquidity to minimize the need to make unplanned sales of assets or to borrow funds under emergency conditions. The Bank will use funding sources where the interest cost is relatively insensitive to market changes in the short run (periods of one year or less) to satisfy operating cash needs. The remaining normal funding will come from interest-sensitive liabilities, either deposits or borrowed funds. When the marginal cost of needed wholesale funding is lower than the cost of raising this funding in the retail markets, the Corporation may supplement retail funding with external funding sources such as:

1.	Unsecured Fed Funds lines of credit with upstream correspondent banks (M&T Bank, Pacific Coast Banker’s Bank, PNC Financial Services, Atlantic Community Bankers Bank, Community Bankers Bank and Zions National Bank).
2.	Secured advances with the FHLB, which are collateralized by eligible one to four family residential mortgage loans, home equity lines of credit, and commercial real estate loans.

3.	Secured line of credit with the Fed Discount Window for use in borrowing funds up to 90 days, using municipal securities as collateral.
4.	Brokered deposits, including CDs and money market funds, provide a method to generate deposits quickly. These deposits are strictly rate driven but often provide the most cost-effective means of funding growth.
5.	One Way Buy CDARS/ICS funding – a form of brokered deposits that has become a viable supplement to brokered deposits obtained directly.
6.	Bank Term Funding Program – A Federal Reserve program collateralized by government agency securities. The Bank obtained $40.0 million in funds through the BTFP in January 2024 at a fixed rate of 4.87%

The following table presents sources of liquidity available to the Corporation as of June 30, 2024.

(in thousands)	Total Availability	Amount Used	Net Availability
Internal Sources
Excess cash	$25,003	$-	$25,003
Unpledged securities	36,492	-	36,492
External Sources
Federal Reserve (discount window)	29,748	-	29,748
Correspondent unsecured lines of credit	140,000	-	140,000
FHLB	253,300	42,914	210,386
Bank Term Funding Program	40,000	40,000	-
	$524,543	$82,914	$441,629

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

At June 30, 2024, we were asset sensitive.

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

Based on the simulation analysis performed at June 30, 2024 and December 31, 2023, management estimated the following changes in net interest income, assuming the indicated rate changes:

(in thousands)	June 30, 2024	December 31, 2023
+400 basis points	$2,619	$4,464
+300 basis points	$3,047	$3,353
+200 basis points	$2,785	$2,255
+100 basis points	$1,712	$1,155
-100 basis points	$(1,855)	$(1,280)
-200 basis points	$(3,789)	$(3,102)
-300 basis points	$(5,635)	$(5,249)
-400 basis points	$(8,076)	$(8,086)

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

The following table presents the Bank’s capital ratios as of the dates indicated:

	June 30, 2024	December 31, 2023	Required for Capital Adequacy Purposes	Required to be Well Capitalized
Total Capital (to risk-weighted assets)	14.41%	14.05%	8.00%	10.00%
Tier 1 Capital (to risk-weighted assets)	13.16%	12.81%	6.00%	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)	13.16%	12.81%	4.50%	6.50%
Tier 1 Capital (to average assets)	10.47%	9.92%	4.00%	5.00%

As of both June 30, 2024 and December 31, 2023, the Bank was considered “well capitalized” under the regulatory framework for prompt corrective action.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Contractual Obligations

The Corporation enters into contractual obligations in the normal course of business. Among these obligations are FHLB advances and junior subordinated debentures, operating lease agreements for banking and subsidiaries’ offices and for data processing and telecommunications equipment.  Comparing June 30, 2024 to December 31, 2023, short-term borrowings increased by $17.1 million as the Bank borrowed $40.0 million from the BTFP in January 2024, which was partially offset by a decrease of $22.9 million in other short-term borrowings due primarily to the shift of approximately $22.0 million in overnight investment sweep balances into the ICS product to release pledging of investment securities for municipalities to increase available liquidity.

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

Commitments to extend credit in the form of consumer, commercial and business at the dates indicated were as follows:

(in thousands)	June 30, 2024	December 31, 2023
Residential mortgage - home equity	$73,655	$72,080
Residential mortgage - construction	13,753	17,684
Commercial	148,664	160,196
Consumer - personal credit lines	4,247	4,186
Standby letters of credit	11,320	11,037
Total	$251,639	$265,183

The decrease of $13.5 million in commitments at June 30, 2024 when compared to December 31, 2023 was due to businesses utilizing construction funding.  These balances shifted to loans outstanding.

For the six-month periods ended June 30, 2024 and 2023, net credit loss expense for off-balance sheet exposures was a credit of approximately $72,000 and an expense of approximately $90,000, respectively.  For the second quarter of 2024 and 2023, net credit loss for off-balance sheet exposures was a credit of approximately $57,000 and a credit of approximately $39,000, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

First United Corporation is a “smaller reporting company” as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, accordingly, is not required to include the information required by this item.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act with the Securities and Exchange Commission (the “SEC”), such as this Quarterly Report, is recorded, processed, summarized and reported within the periods specified in those rules and forms, and that such information is accumulated and communicated to our management, including First United Corporation’s principal executive officer (“PEO”) and its principal financial officer (“PFO”), as appropriate, to allow for timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

An evaluation of the effectiveness of these disclosure controls as of June 30, 2024 was carried out under the supervision and with the participation of management, including the PEO and the PFO. Based on that evaluation, management, including the PEO and the PFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the six months ended June 30, 2024, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following tables summarizes stock repurchases for the three-months ended June 30, 2024:

Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
				742,902
April 2024	—	$—	—	742,902
May 2024	201,800	19.99	201,800	541,102
June 2024		—	—	541,102
Total	201,800	$19.99	201,800	541,102

Note:

(1)	All shares were purchased in open-market transactions pursuant to First United Corporation’s stock repurchase program that was effective on August 18, 2023. The program authorizes the repurchase of up to 825,000 shares of common stock of First United Corporation. The program authorizes the repurchases to be conducted through open market or private transactions at such times, in such amounts, and, within certain limits, at such prices per transaction as the Chairman and Chief Executive Officer of First United Corporation determines to be appropriate. The program was publicly announced on August 21, 2023.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended June 30, 2024, none of First United Corporation’s directors or officers informed First United Corporation of their adoption, modification, or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of the SEC’s Regulation S-K.

Item 6. Exhibits

The exhibits filed or furnished with this quarterly report are listed in the following Exhibit Index.

Exhibit	Description
31.1	Certifications of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
31.2	Certifications of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
32	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)
101.INS	Inline XBRL Instance Document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	The cover page of First United Corporation’s Quarterly Report on Form 10Q for the quarter ended June 30, 2024 formatted in Inline XBRL, included within the Exhibit 101 attachments (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST UNITED CORPORATION

Date: August 7, 2024	/s/ Carissa L. Rodeheaver
Carissa L. Rodeheaver, CPA
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2024	/s/ Tonya K. Sturm
Tonya K. Sturm, Senior Vice President,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)