Form 10-K/A
period 2023-12-31
FIRST UNITED CORP/MD/
filed 2024-09-10
CIK 763907

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

Auditor Name	Auditor Firm ID	Auditor Location
Crowe LLP	173	Washington, D.C.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Annual Report of First United Corporation on Form 10-K for the year ended December 31, 2023, which was initially filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2024 (the “Original Report”), is being filed to amend the Exhibit Index contained in Item 15 of Part IV of the Original Report to list as Exhibit 3.2(ii) an amendment to First United Corporation’s Amended and Restated Bylaws (the “Bylaw Amendment”) and to correct a typographical error in Exhibit 104. The Bylaw Amendment was filed as Exhibit 10.1 to First United Corporation’s Current Report on Form 8-K, filed with the SEC on December 21, 2023, but was inadvertently omitted from the Exhibit Index included in the Original Report. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by First United Corporation’s principal executive officer and principal financial officer are filed or furnished with this Amendment No. 1 as Exhibits 31.1, 31.2, and 32.1.

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

Consolidated Statement of Income for the years ended December 31, 2023 and 2022

Consolidated Statement of Comprehensive Income for the years ended December 31, 2023 and 2022

Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2023 and 2022

Consolidated Statement of Cash Flows for the years ended December 31, 2023 and 2022

Notes to Consolidated Financial Statements for the years ended December 31, 2023 and 2022

(a)(3) and (b)  Exhibits.

The exhibits filed or furnished with this annual report are listed in the following Exhibit Index.

Exhibit	Description
3.1(i)	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to First United Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 1998)
3.1(ii)	Articles of Amendment to Articles of Amendment and Restatement of First United Corporation (incorporated by reference to Exhibit 3.1 to First United Corporation’s Current Report on Form 8-K filed on June 3, 2021)
3.2(i)	First United Corporation Bylaws, as Amended and Restated on November 17, 2021 (incorporated by reference to Exhibit 3.1 to First United Corporation’s Current Report on Form 8-K filed on November 19, 2021)
3.2(ii)	First Amendment to Bylaws, as Amended and Restated on November 17, 2021 (incorporated by reference to Exhibit 3.1 to First United Corporation’s Current Report on Form 8-K filed on December 21, 2023)
4.1	Certificate of Notice, including the Certificate of Designations incorporated therein, relating to the Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference Exhibit 4.1 to First United Corporation’s Form 8-K filed on February 2, 2009)
4.2	Sample Stock Certificate for Series A Preferred Stock for the Series A Preferred Stock (incorporated by reference Exhibit 4.3 to First United Corporation’s Form 8-K filed on February 2, 2009)
10.1	First United Bank & Trust Amended and Restated Defined Benefit Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.1 to First United Corporation’s Current Report on Form 8-K filed on February 1, 2019)
10.2	Form of Amended and Restated Participation Agreement under the Defined Benefit Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.2 to First United Corporation’s Current Report on Form 8-K filed on February 1, 2019)
10.3	Form of Endorsement Split Dollar Agreement between the Bank and each of William B. Grant, Robert W. Kurtz, Jeannette R. Fitzwater, Phillip D. Frantz, Eugene D. Helbig, Jr., Steven M. Lantz, Robin M. Murray, Carissa L. Rodeheaver, and Frederick A. Thayer, IV (incorporated by reference to Exhibit 10.3 to First United Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2003)
10.4	Amended and Restated First United Corporation Executive and Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to First United Corporation’s Current Report on Form 8-K filed on November 24, 2008)
10.5	Form of Amended and Restated First United Corporation Defined Contribution SERP Agreement (incorporated by reference to Exhibit 10.5 to First United Corporation’s annual report on Form 10-K for the year ended December 31, 2019)
10.6	Amended and Restated First United Corporation Change in Control Severance Plan (incorporated by reference to Exhibit 10.5 to First United Corporation’s Current Report on Form 8-K filed on June 23, 2008)
10.7	Amended and Restated Agreement Under the First United Corporation Change in Control Severance Plan, dated as of January 8, 2021 (incorporated by reference to Exhibit 10.1 to First United Corporation’s Current Report on Form 8-K filed on January 8, 2021)
10.8	First United Corporation 2019 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to First United Corporation’s Current Report on Form 8-K filed on May 21, 2019)
10.9	First United Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to First United Corporation’s Current Report on Form 8-K filed on March 16, 2020)
10.10	Appendix A to the First United Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 of the Corporation’s Current Report on Form 8-K filed on March 15, 2022)
10.11	First United Corporation Short-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to First United Corporation’s Current Report on Form 8-K filed on March 16, 2020)
10.12	Appendix A to the First United Corporation Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Corporation’s Current Report on Form 8-K filed on March 15, 2022)*
10.13	Form of Restricted Stock Unit Award Agreement (Performance-Vesting) (incorporated by reference to Exhibit 10.1 to First United Corporation’s Current Report on Form 8-K filed on March 27, 2020, Film No. 20747391)
10.14	Form of Restricted Stock Unit Award Agreement (Time-Vesting) (incorporated by reference to Exhibit 10.2 to First United Corporation’s Current Report on Form 8-K filed on March 27, 2020, Film No. 20747391)
10.15	Stock Purchase Agreement, dated as of April 16, 2021, by and between First United Corporation and Driver Opportunity Partners I LP (incorporated by reference to Exhibit 10.1 to First United Corporation’s Current Report on Form 8-K filed on April 19, 2021)
10.16	Cooperation and Settlement Agreement, dated as of April 16, 2021, by and between First United Corporation, Driver Opportunity Partners I LP and other parties named therein (incorporated by reference to Exhibit 10.2 to First United Corporation’s Current Report on Form 8-K filed on April 19, 2021)
19.1	First United Corporation Insider Trading Policy**
21	Subsidiaries**
23.1	Consent of Crowe LLP, Independent Registered Public Accounting Firm**
31.1	Certifications of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
31.2	Certifications of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)
97.1	Incentive Compensation Recovery Policy**
101.INS	Inline XBRL Instance Document**
101.SCH	Inline XBRL Taxonomy Extension Schema**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase**
104	The cover page of First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL, included within the Exhibit 101 attachments**

*	Portions of Exhibit 10.12, identified in brackets, were excluded because they were immaterial and would have likely caused competitive harm to the Corporation if publicly disclosed. Such information will be disclosed in “Executive Compensation” section of the 2024 Proxy Statement.

**	Filed with the Original Report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST UNITED CORPORATION

Date:	September 10, 2024	By:	/s/ Carissa L. Rodeheaver
Carissa L. Rodeheaver, CPA
Chairman of the Board, President
and Chief Executive Officer
(Principal Executive Officer)

Date:	September 10, 2024	By:	/s/ Tonya K. Sturm
Tonya K. Sturm,
Senior Vice President and
Chief Financial Officer,
(Principal Financial Officer
and Principal Accounting Officer)