Form 10-Q
period 2024-09-30
FIRST UNITED CORP/MD/
filed 2024-11-07
CIK 763907

th

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For quarterly period ended September 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:   6,468,625 shares of common stock, par value $0.01 per share, as of October 31, 2024.

INDEX TO QUARTERLY REPORT

FIRST UNITED CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

First United Corporation and Subsidiaries

Consolidated Statements of Financial Condition

(In thousands, except share data - Unaudited)

	September 30, 2024	December 31, 2023

Assets
Cash and due from banks	$61,140	$48,343
Interest bearing deposits in banks	1,252	1,410
Cash and cash equivalents	62,392	49,753
Investment securities – available for sale (at fair value)	93,160	97,169
Investment securities – held to maturity, net of allowance for credit losses of $59 at September 30, 2024 and $45 at December 31, 2023 (fair value $149,348 at September 30, 2024 and $184,415 at December 31, 2023)	174,054	214,297
Restricted investment in bank stock, at cost	5,765	5,250
Loans held for sale	232	443
Loans	1,447,883	1,406,667
Unearned fees	(333)	(340)
Allowance for credit losses	(18,010)	(17,480)
Net loans	1,429,540	1,388,847
Premises and equipment, net	30,704	31,459
Goodwill and other intangibles	11,856	12,103
Bank owned life insurance	48,608	47,607
Deferred tax assets	9,357	11,133
Other real estate owned, net	2,860	4,493
Right of use assets	1,163	1,367
Pension asset	16,268	11,208
Accrued interest receivable	7,054	7,487
Other assets	23,113	23,244
Total Assets	$1,916,126	$1,905,860
Liabilities and Shareholders’ Equity
Liabilities:
Non-interest bearing deposits	$419,437	$427,670
Interest bearing deposits	1,120,958	1,123,307
Total deposits	1,540,395	1,550,977
Short-term borrowings	50,206	45,418
Long-term borrowings	120,929	110,929
Operating lease liability	1,343	1,556
SERP deferred compensation	10,022	9,777
Allowance for credit losses on off-balance sheet credit exposures	856	873
Accrued interest payable	1,854	612
Other liabilities	15,118	22,515
Dividends payable	1,424	1,330
Total Liabilities	1,742,147	1,743,987
Shareholders’ Equity:
Common Stock – par value $0.01 per share; Authorized 25,000,000 shares; issued and outstanding 6,468,625 shares at September 30, 2024 and 6,639,888 at December 31, 2023	65	66
Surplus	20,288	23,734
Retained earnings	184,239	173,900
Accumulated other comprehensive loss	(30,613)	(35,827)
Total Shareholders’ Equity	173,979	161,873
Total Liabilities and Shareholders’ Equity	$1,916,126	$1,905,860

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Nine Months Ended
	September 30,
	2024	2023

	(Unaudited)
Interest income
Interest and fees on loans	$60,457	$50,279
Interest on investment securities
Taxable	5,088	5,339
Exempt from federal income tax	162	661
Total investment income	5,250	6,000
Other	2,561	2,686
Total interest income	68,268	58,965
Interest expense
Interest on deposits:
Savings	138	189
Interest-bearing transaction accounts	15,109	8,912
Time deposits	3,996	3,599
Total interest on deposits	19,243	12,700
Interest on short-term borrowings	1,437	93
Interest on long-term borrowings	3,310	3,496
Total Interest Expense	23,990	16,289
Net Interest income	44,278	42,676
Credit loss expense - loans	2,407	1,170
Credit loss expense - debt securities held to maturity	14	45
Credit loss credit - off-balance sheet credit exposures	(17)	(14)
Total credit loss expense	2,404	1,201
Net interest income after provision for credit losses	41,874	41,475
Other operating income
Net gains on sales of residential mortgage loans	282	322
Net gains	282	322
Other Income
Service charges on deposit accounts	1,667	1,631
Other service charges	676	706
Trust department	6,771	6,134
Debit card income	2,931	2,981
Bank owned life insurance	1,000	936
Brokerage commissions	1,154	800
Other	288	350
Total other income	14,487	13,538
Total other operating income	14,769	13,860
Other operating expenses
Salaries and employee benefits	21,573	21,130
FDIC premiums	810	724
Equipment expense	2,185	2,245
Occupancy expense of premises	2,315	2,272
Data processing expense	4,073	4,000
Marketing expense	469	522
Professional services	1,412	1,502
Contract labor	416	446
Telephone	309	341
Other real estate owned expense, net	224	281
Investor relations	228	280
Contributions	181	217
Other	3,364	3,974
Total other operating expenses	37,559	37,934
Income before income tax expense	19,084	17,401
Provision for income tax expense	4,701	4,099
Net Income	$14,383	$13,302
Basic net income per share	$2.20	$1.99
Diluted net income per share	$2.19	$1.98
Weighted average number of basic shares outstanding	6,546	6,698
Weighted average number of diluted shares outstanding	6,558	6,714
Dividends declared per common share	$0.62	$0.60

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended
	September 30,
	2024	2023

	(Unaudited)
Interest income
Interest and fees on loans	$21,018	$18,055
Interest on investment securities
Taxable	1,647	1,792
Exempt from federal income tax	56	123
Total investment income	1,703	1,915
Other	536	1,194
Total interest income	23,257	21,164
Interest expense
Interest on deposits:
Savings	45	54
Interest-bearing transaction accounts	5,397	3,784
Time deposits	1,137	1,834
Total interest on deposits	6,579	5,672
Interest on short-term borrowings	467	33
Interest on long-term borrowings	983	1,475
Total Interest Expense	8,029	7,180
Net Interest income	15,228	13,984
Credit loss expense - loans	195	322
Credit loss expense - debt securities held to maturity	14	45
Credit loss expense/(credit) - off-balance sheet credit exposures	55	(104)
Total credit loss expense	264	263
Net interest income after provision for credit losses	14,964	13,721
Other operating income
Gains on sales of residential mortgage loans	141	182
Net gains	141	182
Other Income
Service charges on deposit accounts	555	569
Other service charges	236	230
Trust department	2,328	2,139
Debit card income	1,000	995
Bank owned life insurance	340	320
Brokerage commissions	297	245
Other	156	218
Total other income	4,912	4,716
Total other operating income	5,053	4,898
Other operating expenses
Salaries and employee benefits	7,160	6,964
FDIC premiums	256	254
Equipment	627	718
Occupancy	709	745
Data processing	1,333	1,388
Marketing	151	242
Professional services	477	488
Contract labor	149	155
Telephone	97	115
Other real estate owned expense, net	124	139
Investor relations	84	74
Contributions	65	74
Other	1,082	1,429
Total other operating expenses	12,314	12,785
Income before income tax expense	7,703	5,834
Provision for income tax expense	1,932	1,321
Net Income	$5,771	$4,513
Basic net income per common share	$0.89	$0.67
Diluted net income per common share	$0.89	$0.67
Weighted average number of basic shares outstanding	6,468	6,714
Weighted average number of diluted shares outstanding	6,482	6,728
Dividends declared per common share	$0.22	$0.20

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

	Nine Months Ended
	September 30,
	2024	2023

Comprehensive Income	(Unaudited)
Net Income	$14,383	$13,302
Other comprehensive income/(loss), net of tax and reclassification adjustments:
Available for sale securities:
Unrealized holding gains/(losses) on investments with credit related impairment	$103	$(777)
Reclassification adjustment for accretable yield realized in income	152	152
Other comprehensive loss on investments with credit related impairment	(49)	(929)

Unrealized holding gains/(losses) on all other AFS investments	$2,044	$(5,065)
Other comprehensive income/(loss) on all other AFS investments	2,044	(5,065)

Held to Maturity Securities
Unrealized holding gains on securities transferred to held to maturity	$—	$—
Reclassification adjustment for amortization realized in income	(503)	(513)
Other comprehensive income on HTM investments	503	513

Cash flow hedges:
Unrealized holding (losses)/gains on cash flow hedges	$(319)	$30
Other comprehensive (loss)/income on cash flow hedges	(319)	30

Pension plan liability:
Unrealized holding gains/(losses) on pension plan liability	$4,181	$(1,250)
Reclassification adjustment for amortization of unrecognized losses realized in income	(608)	(750)
Other comprehensive income/(loss) on pension plan liability	4,789	(500)

SERP liability:
Unrealized holding gains on SERP liability	$—	$—
Reclassification adjustment for amortization of unrealized (losses)/gains realized in income	(118)	6
Other comprehensive income/(loss) on SERP liability	118	(6)
Other comprehensive income/(loss) before income tax	7,086	(5,957)
Income tax effect related to other comprehensive income/(loss)	(1,872)	1,410

Other comprehensive income/(loss), net of tax	5,214	(4,547)
Comprehensive income	$19,597	$8,755

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

	Three Months Ended
	September 30,
	2024	2023

Comprehensive Income	(Unaudited)
Net Income	$5,771	$4,513
Other comprehensive income/(loss), net of tax and reclassification adjustments:
Available for sale securities:
Unrealized holding gains on investments with credit related impairment	$740	$633
Reclassification adjustment for accretable yield realized in income	51	51
Other comprehensive income on investments with credit related impairment	689	582

Unrealized holding gains/(losses) on all other AFS investments	$3,384	$(4,183)
Other comprehensive income/(loss) on all other AFS investments	3,384	(4,183)

Held to Maturity Securities
Unrealized holding gains on HTM investments	$—	$—
Reclassification adjustment for amortization realized in income	(182)	(167)
Other comprehensive income on HTM investments	182	167

Cash flow hedges:
Unrealized holding (losses)/gains on cash flow hedges	$(323)	$14
Other comprehensive (loss)/income on cash flow hedges	(323)	14

Pension plan liability:
Unrealized holding gains/(losses) on pension plan liability	$3,229	$(1,352)
Reclassification adjustment for amortization of unrecognized losses realized in income	(202)	(251)
Other comprehensive income/(loss) on pension plan liability	3,431	(1,101)

SERP liability:
Unrealized holding gains on SERP liability	$—	$—
Reclassification adjustment for amortization of unrealized (losses)/gains realized in income	(39)	2
Other comprehensive income/(loss) on SERP liability	39	(2)

Other comprehensive income/(loss) before income tax	7,402	(4,523)
Income tax effect related to other comprehensive income/(loss)	(1,955)	1,060

Other comprehensive income/(loss), net of tax	5,447	(3,463)
Comprehensive income	$11,218	$1,050

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except per share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at January 1, 2024	$66	$23,734	$173,900	$(35,827)	$161,873
Net income			3,698		3,698
Other comprehensive income				1,105	1,105
Stock based compensation		57			57
Common stock issued - 8,757 shares		74			74
Common stock dividend declared - $0.20 per share			(1,326)		(1,326)
Balance at March 31, 2024	$66	$23,865	$176,272	$(34,722)	$165,481
Net income			4,914		4,914
Other comprehensive loss				(1,338)	(1,338)
Stock based compensation		376			376
Common stock issued - 18,756 shares		70			70
Common stock repurchased - 201,800 shares	(1)	(4,031)			(4,032)
Common stock dividend declared - $0.20 per share			(1,294)		(1,294)
Balance at June 30, 2024	$65	$20,280	$179,892	$(36,060)	$164,177
Net income			5,771		5,771
Other comprehensive income				5,447	5,447
Stock based compensation		(63)			(63)
Common stock issued - 2,964 shares		71			71
Common stock dividend declared- $0.22 per share			(1,424)		(1,424)
Balance at September 30, 2024	$65	$20,288	$184,239	$(30,613)	$173,979

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except per share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at January 1, 2023	$67	$24,409	$166,343	$(39,026)	$151,793
Adoption of ASC 326- Financial Instruments- Credit Losses			(2,155)		(2,155)
Net income			4,375		4,375
Other comprehensive income				69	69
Stock based compensation		56			56
Common stock issued - 22,282 shares		64			64
Common stock dividend declared - $0.20 per share			(1,334)		(1,334)
Balance at March 31, 2023	$67	$24,529	$167,229	$(38,957)	$152,868
Net income			4,414		4,414
Other comprehensive loss				(1,153)	(1,153)
Stock based compensation		298			298
Common stock issued - 18,416 shares		74			74
Common stock dividend declared - $0.20 per share			(1,345)		(1,345)
Balance at June 30, 2023	$67	$24,901	$170,298	$(40,110)	$155,156
Net income			4,513		4,513
Other comprehensive loss				(3,463)	(3,463)
Stock based compensation		69			69
Common stock issued - 5,046 shares		80			80
Common stock repurchased - 1,298 shares		(21)			(21)
Common stock dividend declared- $0.20 per share			(1,344)		(1,344)
Balance at September 30, 2023	$67	$25,029	$173,467	$(43,573)	$154,990

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended
	September 30,
	2024	2023

	(Unaudited)
Operating activities
Net income	$14,383	$13,302
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,404	1,201
Depreciation	2,633	2,528
Stock based compensation	370	423
Gains on sales of other real estate owned	(132)	(36)
Write-downs of other real estate owned, net	—	(55)
Originations of loans held for sale	(7,456)	(3,627)
Proceeds from sales of loans held for sale	7,949	3,741
Gains from sales of loans held for sale	(282)	(322)
Net accretion of investment securities discounts and premiums- AFS	(66)	(32)
Net accretion of investment securities discounts and premiums- HTM	(457)	(618)
Amortization of intangible assets	247	248
Earnings on bank owned life insurance	(1,000)	(936)
Amortization of deferred loan (fees)/costs, net	(137)	40
Amortization of operating lease right of use asset	204	249
Increase in accrued interest receivable and other assets	(957)	(1,754)
Deferred tax expense/(benefit)	1,776	(97)
Operating lease liability	(213)	(282)
(Decrease)/increase in accrued interest payable and other liabilities	(6,230)	2,793
Net cash provided by operating activities	13,036	16,766
Investing activities
Proceeds from maturities/calls of investment securities - AFS	6,069	5,320
Proceeds from maturities/calls of investment securities - HTM	42,557	24,537
Purchases of investment securities - HTM	(1,871)	(3,988)
Proceeds from sales of other real estate owned	1,834	172
Net increase in restricted stock	(515)	(4,224)
Net increase in loans	(43,032)	(101,320)
Purchases of premises and equipment	(1,878)	(346)
Net cash provided by/(used in) by investing activities	3,164	(79,849)
Financing activities
Net (decrease)/increase in deposits	(10,582)	4,336
Issuance of common stock	215	218
Cash dividends paid on common stock	(3,951)	(3,878)
Net increase/(decrease) in short-term borrowings	4,788	(11,235)
Stock repurchase	(4,031)	(21)
Proceeds from long-term borrowings	90,000	80,000
Payments of long-term borrowings	(80,000)	—
Net cash (used in)/provided by financing activities	(3,561)	69,420
Increase in cash and cash equivalents	12,639	6,337
Cash and cash equivalents at beginning of the year	49,753	74,315
Cash and cash equivalents at end of period	$62,392	$80,652
Supplemental information
Interest paid	$22,748	$16,406
Taxes paid	$3,243	$4,821
Non-cash investing activities:
Transfers from loans to other real estate owned	$69	$226

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Basis of Presentation

The financial information is presented in accordance with generally accepted accounting principles and general practice for financial institutions in the United States of America (“GAAP”).  First United Corporation has prepared these unaudited condensed consolidated financial statements in accordance with GAAP for interim financial information, rules of the Securities and Exchange Commission that permit reduced disclosure for interim periods, and Article 8 of Regulation S-X.  Operating results for the nine- and three-month periods ended September 30, 2024 are not necessarily indicative of the results that may be expected for the full year or for any future interim period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

The Corporation has evaluated events and transactions occurring subsequent to the statement of financial condition date of September 30, 2024 and through the date these consolidated financial statements were issued, for items of potential recognition or disclosure.

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

The Corporation had no financial instruments tied to LIBOR at September 30, 2024.   The implementation of ASU 2020-04 did not have a material impact on our financial statements.

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

Note 3 – Earnings Per Common Share

Basic earnings per common share is derived by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents. Diluted earnings per share is derived by dividing net income available to common shareholders by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents, such as restricted stock units (“RSUs”). There were no anti-dilutive shares outstanding at September 30, 2024 or 2023.

The following table sets forth the calculation of basic and diluted earnings per common share for the nine- and three-month periods ended September 30, 2024 and 2023:

	Nine months ended September 30,
	2024			2023
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Income	Shares	Amount
Basic Earnings Per Share:

Net income	$14,383	6,546	$2.20	$13,302	6,698	$1.99

Diluted Earnings Per Share:

Restricted stock units		12			16

Net income	$14,383	6,558	$2.19	$13,302	6,714	$1.98

	Three months ended September 30,
	2024			2023
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Income	Shares	Amount
Basic Earnings Per Share:

Net income	$5,771	6,468	$0.89	$4,513	6,714	$0.67

Diluted Earnings Per Share:

Restricted stock units		14			14

Net income	$5,771	6,482	$0.89	$4,513	6,728	$0.67

Note 4 – Investments

The following tables show a comparison of amortized cost and fair values of investment securities at September 30, 2024 and December 31, 2023:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
September 30, 2024
Available for Sale:
U.S. government agencies	$7,000	$—	$761	$—	$6,239
Residential mortgage-backed agencies	23,202	—	3,559	—	19,643
Commercial mortgage-backed agencies	35,721	—	7,368	—	28,353
Collateralized mortgage obligations	18,533	—	2,853	—	15,680
Obligations of states and political subdivisions	7,803	14	91	—	7,726
Corporate bonds	1,000	—	260	—	740
Collateralized debt obligations	18,658	—	3,879	—	14,779
Total available for sale	$111,917	$14	$18,771	$—	$93,160

(in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value	Allowance for Credit Losses
September 30, 2024
Held to Maturity:
U.S. government agencies	$68,229	$—	$8,662	$59,567	$—
Residential mortgage-backed agencies	29,866	79	2,455	27,490	—
Commercial mortgage-backed agencies	21,177	—	5,008	16,169	—
Collateralized mortgage obligations	50,332	—	8,334	41,998	—
Obligations of states and political subdivisions	4,509	218	603	4,124	59
Total held to maturity	$174,113	$297	$25,062	$149,348	$59

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
December 31, 2023
Available for Sale:
U.S. government agencies	$7,000	$—	$966	$—	$6,034
Residential mortgage-backed agencies	24,781	—	4,218	—	20,563
Commercial mortgage-backed agencies	36,258	—	7,841	—	28,417
Collateralized mortgage obligations	19,725	—	3,369	—	16,356
Obligations of states and political subdivisions	10,486	15	189	—	10,312
Corporate bonds	1,000	—	222	—	778
Collateralized debt obligations	18,671	—	3,962	—	14,709
Total available for sale	$117,921	$15	$20,767	$—	$97,169

(in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value	Allowance for Credit Losses
December 31, 2023
Held to Maturity:
U.S. treasuries	$37,462	$—	$243	$37,219	$—
U.S. government agencies	68,014	—	10,985	57,029	—
Residential mortgage-backed agencies	29,588	42	2,913	26,717	—
Commercial mortgage-backed agencies	21,413	—	5,361	16,052	—
Collateralized mortgage obligations	53,261	—	9,973	43,288	—
Obligations of states and political subdivisions	4,604	177	671	4,110	45
Total held to maturity	$214,342	$219	$30,146	$184,415	$45

The Corporation utilizes FASB Accounting Standards Codification (“ASC”) Topic 326 to evaluate its available-for-sale (“AFS”) and held-to-maturity (“HTM”) debt security portfolio for expected credit losses.  For AFS debt securities in an unrealized loss position, the Corporation first assesses whether it intends to sell, or whether it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis.  If either criteria is met, then the security’s amortized cost basis is written down to fair value through income.  For AFS debt securities that do not meet the aforementioned criteria, the Corporation evaluates whether any decline in fair value has resulted from credit losses or other factors.  In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors.  If this assessment indicates that a credit loss exists, then the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security.  If the present value of cash flows expected to be collected is less than the amortized cost basis, then a credit loss exists and an allowance for credit losses (“ACL”) is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis.  Any impairment that has not been recorded through an ACL is recognized in other comprehensive income as a non-credit-related impairment.

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

The Corporation has made the policy election to exclude accrued interest from the amortized cost basis of AFS debt securities and report accrued interest separately in other assets in the Consolidated Balance Sheets.  AFS debt securities are placed on non-accrual status when we no longer expect to receive all contractual amounts due, which is generally at 90 days past due.  Accrued interest receivable is reversed against interest income when a security is placed on non-accrual status.  Accordingly, we do not recognize an allowance for credit loss against accrued interest receivable.

The Corporation separately evaluates its HTM investment securities for any credit losses.  The Corporation pools similar securities and calculates expected credit losses through an estimate based on a security’s credit rating, which is recognized as part of the ACL for HTM securities and is included in the balance of HTM securities held to maturity on the Consolidated Balance Sheets.  If the Corporation determines that a security indicates evidence of deteriorated credit quality, then the security is individually evaluated and a discounted cash flow analysis is performed and compared to the amortized cost basis.

The Corporation recorded ACL of approximately $59,000 as of September 30, 2024 and $45,000 as of  December 31, 2023, both related to one non-rated municipal bond in its HTM security portfolio.

The following tables show the Corporation’s investment securities with gross unrealized and unrecognized losses and fair values at September 30, 2024 and December 31, 2023, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrealized Losses	Number of Investments	Fair Value	Unrealized Losses	Number of Investments
September 30, 2024
Available for Sale:
U.S. government agencies	$—	$—	—	$6,239	$761	2
Residential mortgage-backed agencies	—	—	—	19,643	3,559	3
Commercial mortgage-backed agencies	—	—	—	28,353	7,368	8
Collateralized mortgage obligations	—	—	—	15,680	2,853	9
Obligations of states and political subdivisions	243	2	1	3,959	89	3
Corporate bonds	—	—	—	740	260	1
Collateralized debt obligations	—	—	—	14,779	3,879	9
Total available for sale	$243	$2	1	$89,393	$18,769	35

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrecognized Losses	Number of Investments	Fair Value	Unrecognized Losses	Number of Investments
September 30, 2024
Held to Maturity:
U.S. government agencies	$—	$—	—	$59,567	$8,662	9
Residential mortgage-backed agencies	—	—	—	21,549	2,455	35
Commercial mortgage-backed agencies	—	—	—	16,169	5,008	2
Collateralized mortgage obligations	—	—	—	41,998	8,334	8
Obligations of states and political subdivisions	—	—	—	2,277	603	1
Total held to maturity	$—	$—	—	$141,560	$25,062	55

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrealized Losses	Number of Investments	Fair Value	Unrealized Losses	Number of Investments
December 31, 2023
Available for Sale:
U.S. government agencies	$—	$—	—	$6,034	$966	2
Residential mortgage-backed agencies	—	—	—	20,563	4,218	3
Commercial mortgage-backed agencies	—	—	—	28,417	7,841	8
Collateralized mortgage obligations	—	—	—	16,356	3,369	9
Obligations of states and political subdivisions	1,445	20	2	6,668	169	3
Corporate Bonds	—	—	—	778	222	1
Collateralized debt obligations	—	—	—	14,709	3,962	9
Total available for sale	$1,445	$20	2	$93,525	$20,747	35

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrecognized Losses	Number of Investments	Fair Value	Unrecognized Losses	Number of Investments
December 31, 2023
Held to Maturity:
U.S. treasuries	$—	$—	—	$37,219	$243	4
U.S. government agencies	—	—	—	57,029	10,985	9
Residential mortgage-backed agencies	—	—	—	22,613	2,913	35
Commercial mortgage-backed agencies	—	—	—	16,052	5,361	2
Collateralized mortgage obligations	—	—	—	43,288	9,973	8
Obligations of states and political subdivisions	—	—	—	2,205	671	1
Total held to maturity	$—	$—	—	$178,406	$30,146	59

The amortized cost and estimated fair value of securities by contractual maturity at September 30, 2024 are shown in the following table. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2024
(in thousands)	Amortized Cost	Fair Value
Contractual Maturity
Available for Sale:
Due in one year or less	$1,270	$1,270
Due after one year through five years	5,250	5,077
Due after five years through ten years	3,396	3,117
Due after ten years	24,545	20,020
	34,461	29,484
Residential mortgage-backed agencies	23,202	19,643
Commercial mortgage-backed agencies	35,721	28,353
Collateralized mortgage obligations	18,533	15,680
Total available for sale	$111,917	$93,160
Held to Maturity:
Due after one year through five years	$12,500	$12,115
Due after five years through ten years	40,498	35,862
Due after ten years	19,740	15,714
	72,738	63,691
Residential mortgage-backed agencies	29,866	27,490
Commercial mortgage-backed agencies	21,177	16,169
Collateralized mortgage obligations	50,332	41,998
Total held to maturity	$174,113	$149,348

At September 30, 2024 and December 31, 2023, AFS investment securities with a fair value of $76.5 and $50.5 million, respectively, and HTM investment securities with a book value of $162.8 and $141.8 million, respectively, were pledged as permitted or required to secure public deposits, for securities sold under agreements to repurchase as required or permitted by law and as collateral for borrowing capacity.

Note 5 – Loans and Related Allowance for Credit Losses

The following table summarizes the primary segments of the loan portfolio at September 30, 2024 and December 31, 2023:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
September 30, 2024
Individually evaluated for impairment	$599	$—	$4,849	$1,993	$—	$7,441
Collectively evaluated for impairment	502,229	92,909	273,145	517,175	54,984	1,440,442
Total loans	$502,828	$92,909	$277,994	$519,168	$54,984	$1,447,883
December 31, 2023
Individually evaluated for impairment	$826	$—	$—	$2,137	$—	$2,963
Collectively evaluated for impairment	492,877	77,060	274,604	497,734	61,429	1,403,704
Total loans	$493,703	$77,060	$274,604	$499,871	$61,429	$1,406,667

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans at September 30, 2024 and December 31, 2023:

(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due and Accruing	Non- Accrual	Total Loans
September 30, 2024
Commercial real estate:
Non-owner-occupied	$293,919	$1,387	$—	$—	$1,387	$—	$295,306
All other CRE	205,688	832	319	—	1,151	683	207,522
Acquisition and development:
1-4 family residential construction	15,091	—	—	—	—	—	15,091
All other A&D	77,676	—	54	—	54	88	77,818
Commercial and industrial	272,856	186	103	—	289	4,849	277,994
Residential mortgage:
Residential mortgage - term	451,358	70	825	414	1,309	2,308	454,975
Residential mortgage - home equity	63,568	267	260	13	540	85	64,193
Consumer	54,282	281	250	111	642	60	54,984
Total	$1,434,438	$3,023	$1,811	$538	$5,372	$8,073	$1,447,883
December 31, 2023
Commercial real estate:
Non-owner-occupied	$296,343	$—	$—	$—	$—	$227	$296,570
All other CRE	196,123	411	—	—	411	599	197,133
Acquisition and development:
1-4 family residential construction	18,224	—	—	—	—	—	18,224
All other A&D	58,723	—	—	—	—	113	58,836
Commercial and industrial	274,465	120	19	—	139	—	274,604
Residential mortgage:
Residential mortgage - term	433,878	130	717	384	1,231	2,720	437,829
Residential mortgage - home equity	61,021	520	158	75	753	268	62,042
Consumer	60,576	463	277	84	824	29	61,429
Total	$1,399,353	$1,644	$1,171	$543	$3,358	$3,956	$1,406,667

Non-accrual loans that have been subject to partial charge-offs totaled $1.2 million at September 30, 2024 and $0.1 million at December 31, 2023.  Loans secured by 1-4 family residential real estate properties in the process of foreclosure totaled $1.6 million at September 30, 2024 and $1.8 million at December 31, 2023.  As a percentage of the loan portfolio, accruing loans past due 30 days or more was 0.37% at September 30, 2024 compared to 0.24% at December 31, 2023.

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

Acquisition and development loans include both commercial and consumer.  Commercial loans are made to finance construction of buildings or other structures, as well as to finance the acquisition and development of raw land for various purposes.  The risk of these loans is generally confined to the construction period.  If there are problems during such period, then the project might not be completed and, as such, might not provide sufficient cash flow on its own to service the debt or have sufficient value in a liquidation to cover the outstanding principal.  The condition of the local economy is an important indicator of risk, but there are also more specific risks depending on the type of project and the experience and resources of the developer.  Consumer loans are made for the construction of residential homes for which a binding sales contract exists and generally are for a period of time sufficient to complete construction.  Residential construction loans to individuals generally provide for the payment of interest only during the construction phase.  Credit risk for residential real estate construction loans can arise from construction delays, cost overruns, failure of the contractor to complete the project to specifications and economic conditions that could impact demand for supply of the property being constructed.

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

The following table summarizes the primary segments of the ACL at September 30, 2024 and December 31, 2023, segregated by the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
September 30, 2024
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	4,907	944	4,471	6,841	847	18,010
Total ACL	$4,907	$944	$4,471	$6,841	$847	$18,010
December 31, 2023
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	5,120	940	3,717	6,774	929	17,480
Total ACL	$5,120	$940	$3,717	$6,774	$929	$17,480

Changes in the fair value of the types of collateral for individually evaluated loans are reported as provision for credit loss in the period of change.  The evaluation of the need and amount of a specific allocation of the ACL and whether a loan can be removed from impairment status is made on a quarterly basis.

The following tables present the amortized cost basis of collateral-dependent individually evaluated loans as of September 30, 2024 and December 31, 2023.

	September 30, 2024
(in thousands)	Real Estate	Other Collateral	Non-Accrual Loans with No Allowance
Commercial real estate	$599	$—	$599
Commercial and industrial	—	4,849	4,849
Residential mortgage	1,993	—	1,993
Total Loans	$2,592	$4,849	$7,441

	December 31, 2023
(in thousands)	Real Estate	Other Collateral	Non-Accrual Loans with No Allowance
Commercial real estate	$826	$—	$826
Residential mortgage	2,137	—	2,137
Total Loans	$2,963	$—	$2,963

The following tables present the activity in the ACL for the nine- and three-month periods ended September 30, 2024 and 2023:

Nine months ended (in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
Beginning balance at January 1, 2024	$5,120	$940	$3,717	$6,774	$929	$—	$17,480
Loan charge-offs	—	—	(1,297)	(45)	(1,193)	—	(2,535)
Recoveries collected	37	48	203	68	302	—	658
Credit loss (credit)/expense	(250)	(44)	1,848	44	809	—	2,407
ACL balance at September 30, 2024	$4,907	$944	$4,471	$6,841	$847	$—	$18,010
Beginning balance at January 1, 2023 prior to adoption of ASC 326	$6,345	$979	$2,845	$3,160	$877	$430	$14,636
Impact of adopting ASC 326	(1,143)	(15)	1,334	2,112	208	(430)	2,066
Loan charge-offs	(87)	—	(301)	(55)	(681)	—	(1,124)
Recoveries collected	5	8	176	56	153	—	398
Credit loss (credit)/expense	(82)	93	(577)	1,369	367	—	1,170
ACL balance at September 30, 2023	$5,038	$1,065	$3,477	$6,642	$924	$—	$17,146

Three months ended (in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
ACL balance at July 1, 2024	$4,852	$992	$3,964	$7,162	$953	$—	$17,923
Loan charge-offs	—	—	(67)	—	(369)	—	(436)
Recoveries collected	—	42	170	41	75	—	328
Credit loss expense/(credit)	55	(90)	404	(362)	188	—	195
ACL balance at September 30, 2024	$4,907	$944	$4,471	$6,841	$847	$—	$18,010
ACL balance at July 1, 2023	$4,946	$1,134	$3,549	$6,417	$859	$—	$16,905
Loan charge-offs	—	—	(135)	(31)	(163)	—	(329)
Recoveries collected	—	1	167	20	60	—	248
Credit loss expense/(credit)	92	(70)	(104)	236	168	—	322
ACL balance at September 30, 2023	$5,038	$1,065	$3,477	$6,642	$924	$—	$17,146

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

The following tables present loan balances by year of origination and internally assigned risk rating for our portfolio segments for the periods presented:

(in thousands)	2024	2023	2022	2021	2020	2019 and Prior	Revolving	Total Portfolio Loans
September 30, 2024
Commercial real estate:
Non-owner-occupied
Pass	$22,535	$23,649	$66,797	$29,249	$52,446	$95,151	$2,053	$291,880
Special Mention	—	—	—	—	719	—	—	719
Substandard	—	—	—	—	—	2,707	—	2,707
Total non-owner occupied	22,535	23,649	66,797	29,249	53,165	97,858	2,053	295,306
Current period gross charge-offs	—	—	—	—	—	—	—	—
All other CRE
Pass	18,646	31,208	30,295	23,605	17,114	74,405	5,999	201,272
Special Mention	997	—	—	1,431	200	—	—	2,628
Substandard	—	—	—	—	—	3,549	73	3,622
Total all other CRE	19,643	31,208	30,295	25,036	17,314	77,954	6,072	207,522
Current period gross charge-offs	—	—	—	—	—	—	—	—
Acquisition and development:
1-4 family residential construction
Pass	6,248	8,373	—	—	—	—	470	15,091
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total acquisition and development	6,248	8,373	—	—	—	—	470	15,091
Current period gross charge-offs	—	—	—	—	—	—	—	—
All other A&D
Pass	13,552	26,093	16,925	1,882	1,840	9,526	7,912	77,730
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	88	—	88
Total all other A&D	13,552	26,093	16,925	1,882	1,840	9,614	7,912	77,818
Current period gross charge-offs	—	—	—	—	—	—	—	—
Commercial and industrial:
Pass	22,943	43,695	71,895	19,146	7,354	15,291	72,952	253,276
Special Mention	—	—	—	—	1,911	—	9,152	11,063
Substandard	128	—	3,993	886	6,573	728	1,347	13,655
Total commercial and industrial	23,071	43,695	75,888	20,032	15,838	16,019	83,451	277,994
Current period gross charge-offs	465	—	124	651	41	16	—	1,297
Residential mortgage:
Residential mortgage - term
Pass	25,180	65,885	95,883	81,319	36,602	141,984	2,121	448,974
Special Mention	—	—	—	39	—	—	—	39
Substandard	—	—	61	1,062	15	4,770	54	5,962
Total residential mortgage - term	25,180	65,885	95,944	82,420	36,617	146,754	2,175	454,975
Current period gross charge-offs	—	—	—	—	—	30	—	30
Residential mortgage - home equity
Pass	174	849	4,067	1,288	374	644	56,172	63,568
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	34	13	578	625
Total residential mortgage - home equity	174	849	4,067	1,288	408	657	56,750	64,193
Current period gross charge-offs	—	—	15	—	—	—	—	15
Consumer:
Pass	9,307	12,389	7,324	4,146	1,287	17,495	2,790	54,738
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	158	6	44	25	3	10	246
Total consumer	9,307	12,547	7,330	4,190	1,312	17,498	2,800	54,984
Current period gross charge-offs	154	251	78	227	14	469	—	1,193
Total Portfolio Loans
Pass	118,585	212,141	293,186	160,635	117,017	354,496	150,469	1,406,529
Special Mention	997	—	—	1,470	2,830	—	9,152	14,449
Substandard	128	158	4,060	1,992	6,647	11,858	2,062	26,905
Total Portfolio Loans	$119,710	$212,299	$297,246	$164,097	$126,494	$366,354	$161,683	$1,447,883
Current YTD Period:
Current period gross charge-offs	$619	$251	$217	$878	$55	$515	$—	$2,535

(in thousands)	2023	2022	2021	2020	2019	2018 and Prior	Revolving	Total Portfolio Loans
December 31, 2023
Commercial real estate:
Non-owner-occupied
Pass	$23,511	$65,878	$30,332	$54,270	$40,575	$65,134	$1,138	$280,838
Special Mention	—	—	—	—	—	4,331	—	4,331
Substandard	—	—	—	—	—	11,401	—	11,401
Total non-owner occupied	23,511	65,878	30,332	54,270	40,575	80,866	1,138	296,570
Current period gross charge-offs	—	—	—	—	—	87	—	87
All other CRE
Pass	30,130	27,379	27,042	20,691	22,879	60,054	4,495	192,670
Special Mention	—	—	—	644	—	—	—	644
Substandard	—	—	—	—	1,847	1,372	600	3,819
Total all other CRE	30,130	27,379	27,042	21,335	24,726	61,426	5,095	197,133
Current period gross charge-offs	—	—	—	—	—	—	—	—
Acquisition and development:
1-4 family residential construction
Pass	13,745	3,446	—	—	—	—	1,033	18,224
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total acquisition and development	13,745	3,446	—	—	—	—	1,033	18,224
Current period gross charge-offs	—	—	—	—	—	—	—	—
All other A&D
Pass	12,184	25,099	2,966	3,046	1,301	9,946	4,181	58,723
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	113	—	113
Total all other A&D	12,184	25,099	2,966	3,046	1,301	10,059	4,181	58,836
Current period gross charge-offs	—	—	—	—	—	—	—	—
Commercial and industrial:
Pass	52,004	66,559	24,387	11,753	8,872	10,052	78,992	252,619
Special Mention	558	—	—	—	—	—	—	558
Substandard	—	9,352	1,854	6,806	98	837	2,480	21,427
Total commercial and industrial	52,562	75,911	26,241	18,559	8,970	10,889	81,472	274,604
Current period gross charge-offs	100	103	35	166	—	19	—	423
Residential mortgage:
Residential mortgage - term
Pass	51,625	94,723	88,835	38,228	25,375	130,402	1,577	430,765
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	138	929	17	98	5,825	57	7,064
Total residential mortgage - term	51,625	94,861	89,764	38,245	25,473	136,227	1,634	437,829
Current period gross charge-offs	—	—	—	—	—	13	—	13
Residential mortgage - home equity
Pass	1,127	4,657	864	475	286	489	53,467	61,365
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	38	—	16	623	677
Total residential mortgage - home equity	1,127	4,657	864	513	286	505	54,090	62,042
Current period gross charge-offs	—	—	—	—	—	42	—	42
Consumer:
Pass	18,299	10,616	6,361	2,206	510	20,365	2,873	61,230
Special Mention	—	—	—	—	—	—	—	—
Substandard	14	35	113	23	6	2	6	199
Total consumer	18,313	10,651	6,474	2,229	516	20,367	2,879	61,429
Current period gross charge-offs	236	223	74	8	4	329	—	874
Total Portfolio Loans
Pass	202,625	298,357	180,787	130,669	99,798	296,442	147,756	1,356,434
Special Mention	558	—	—	644	—	4,331	—	5,533
Substandard	14	9,525	2,896	6,884	2,049	19,566	3,766	44,700
Total Portfolio Loans	$203,197	$307,882	$183,683	$138,197	$101,847	$320,339	$151,522	$1,406,667
Current YTD Period:
Current period gross charge-offs	$336	$326	$109	$174	$4	$490	$—	$1,439

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past.

The following tables present loan balances by year of origination segregated by performing and non-performing loans for the periods presented:

(in thousands)	2024	2023	2022	2021	2020	2019 and Prior	Revolving	Total Portfolio Loans
September 30, 2024
Commercial real estate:
Non-owner-occupied
Performing	$22,535	$23,649	$66,797	$29,249	$53,165	$97,858	$2,053	$295,306
Nonperforming	—	—	—	—	—	—	—	—
Total non-owner occupied	22,535	23,649	66,797	29,249	53,165	97,858	2,053	295,306
All other CRE
Performing	19,643	31,208	30,295	25,036	17,314	77,271	6,072	206,839
Nonperforming	—	—	—	—	—	683	—	683
Total all other CRE	19,643	31,208	30,295	25,036	17,314	77,954	6,072	207,522
Acquisition and development:
1-4 family residential construction
Performing	6,248	8,373	—	—	—	—	470	15,091
Nonperforming	—	—	—	—	—	—	—	—
Total acquisition and development	6,248	8,373	—	—	—	—	470	15,091
All other A&D
Performing	13,552	26,093	16,925	1,882	1,840	9,526	7,912	77,730
Nonperforming	—	—	—	—	—	88	—	88
Total all other A&D	13,552	26,093	16,925	1,882	1,840	9,614	7,912	77,818
Commercial and industrial:
Performing	23,071	43,695	71,895	19,176	15,838	16,019	83,451	273,145
Nonperforming	—	—	3,993	856	—	—	—	4,849
Total commercial and industrial	23,071	43,695	75,888	20,032	15,838	16,019	83,451	277,994
Residential mortgage:
Residential mortgage - term
Performing	25,180	65,885	95,944	82,140	36,464	144,494	2,146	452,253
Nonperforming	—	—	—	280	153	2,260	29	2,722
Total residential mortgage - term	25,180	65,885	95,944	82,420	36,617	146,754	2,175	454,975
Residential mortgage - home equity
Performing	174	849	4,067	1,288	374	644	56,699	64,095
Nonperforming	—	—	—	—	34	13	51	98
Total residential mortgage - home equity	174	849	4,067	1,288	408	657	56,750	64,193
Consumer:
Performing	9,307	12,464	7,324	4,190	1,310	17,418	2,800	54,813
Nonperforming	—	83	6	—	2	80	—	171
Total consumer	9,307	12,547	7,330	4,190	1,312	17,498	2,800	54,984
Total Portfolio Loans
Performing	119,710	212,216	293,247	162,961	126,305	363,230	161,603	1,439,272
Nonperforming	—	83	3,999	1,136	189	3,124	80	8,611
Total Portfolio Loans	$119,710	$212,299	$297,246	$164,097	$126,494	$366,354	$161,683	$1,447,883

(in thousands)	2023	2022	2021	2020	2019	2018 and Prior	Revolving	Total Portfolio Loans
December 31, 2023
Commercial real estate:
Non-owner-occupied
Performing	$23,511	$65,878	$30,332	$54,270	$40,575	$80,639	$1,138	$296,343
Nonperforming	—	—	—	—	—	227	—	227
Total non-owner occupied	23,511	65,878	30,332	54,270	40,575	80,866	1,138	296,570
All other CRE
Performing	30,130	27,379	27,042	21,335	24,726	60,827	5,095	196,534
Nonperforming	—	—	—	—	—	599	—	599
Total all other CRE	30,130	27,379	27,042	21,335	24,726	61,426	5,095	197,133
Acquisition and development:
1-4 family residential construction
Performing	13,745	3,446	—	—	—	—	1,033	18,224
Nonperforming	—	—	—	—	—	—	—	—
Total acquisition and development	13,745	3,446	—	—	—	—	1,033	18,224
All other A&D
Performing	12,184	25,099	2,966	3,046	1,301	9,946	4,181	58,723
Nonperforming	—	—	—	—	—	113	—	113
Total all other A&D	12,184	25,099	2,966	3,046	1,301	10,059	4,181	58,836
Commercial and industrial:
Performing	52,562	75,911	26,241	18,559	8,970	10,889	81,472	274,604
Nonperforming	—	—	—	—	—	—	—	—
Total commercial and industrial	52,562	75,911	26,241	18,559	8,970	10,889	81,472	274,604
Residential mortgage:
Residential mortgage - term
Performing	51,625	94,722	89,629	38,245	25,375	133,526	1,603	434,725
Nonperforming	—	139	135	—	98	2,701	31	3,104
Total residential mortgage - term	51,625	94,861	89,764	38,245	25,473	136,227	1,634	437,829
Residential mortgage - home equity
Performing	1,127	4,657	864	475	286	488	53,802	61,699
Nonperforming	—	—	—	38	—	17	288	343
Total residential mortgage - home equity	1,127	4,657	864	513	286	505	54,090	62,042
Consumer:
Performing	18,304	10,616	6,405	2,229	516	20,367	2,879	61,316
Nonperforming	9	35	69	—	—	—	—	113
Total consumer	18,313	10,651	6,474	2,229	516	20,367	2,879	61,429
Total Portfolio Loans
Performing	203,188	307,708	183,479	138,159	101,749	316,682	151,203	1,402,168
Nonperforming	9	174	204	38	98	3,657	319	4,499
Total Portfolio Loans	$203,197	$307,882	$183,683	$138,197	$101,847	$320,339	$151,522	$1,406,667

Loan Modifications for Borrowers Experiencing Financial Difficulty

The Corporation evaluates all loan modifications according to the accounting guidance in ASU 2022-02 to determine if the modification results in a new loan or a continuation of the existing loan.  Loan modifications to borrowers experiencing financial difficulties that result in a direct change in the timing or amount of contractual cash flows include situations where there is principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions, or combinations of the listed modifications.  Therefore, the disclosures related to loan restructurings are for modifications which have a direct impact on cash flows.

The Corporation may offer various types of modifications when restructuring a loan.  Commercial and industrial loans modified in a loan restructuring often involve temporary interest-only payments, term extensions, and converting credit lines to term loans.  Additional collateral, a co-borrower, or a guarantor is often requested.

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

Loans modified in a loan restructuring for the Corporation may have the financial effect of increasing the specific allowance associated with the loan.  An allowance for loans that have been modified in a loan restructuring is measured based on the present value of expected cash flows discounted at the loan’s effective interest rate or the estimated fair value of the collateral, less any selling costs, if the loan is collateral dependent.  Management exercises significant judgment in developing these estimates.

Commercial and consumer loans modified in a loan restructuring are closely monitored for delinquency as an early indicator of possible future default.  If loans modified in a loan restructuring subsequently default, the Corporation evaluates the loan for possible further loss.  The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan.

The following tables present the amortized cost basis as of September 30, 2024 and the financial effect of loans modified to borrowers experiencing financial difficulty during the nine- and three-month periods ended September 30, 2024:

(in thousands)	Term Extension	Percentage of Total Loan Type	Weighted Average Term and Principal Payment Extension
Nine months ended September 30, 2024
Owner-occupied commercial real estate	$888	0.43%	12 months
Commercial and industrial	127	0.05%	60 months
Total	$1,015

(in thousands)	Term Extension	Percentage of Total Loan Type	Weighted Average Term and Principal Payment Extension
Three months ended September 30, 2024
Commercial and industrial	$127	0.05%	60 months
Total	$127

There were no loan modifications made to borrowers experiencing financial difficulty during the nine- or three-month periods ended September 30, 2023.

The Corporation monitors loan payments on performing and non-performing loans on an ongoing basis to determine if a loan is considered to have a payment default.  The loans that were modified in the nine- and three-month periods ended September 30, 2024 have made all contractual payments.

If a modified loan with an outstanding balance of  $0.1 million or greater subsequently defaults and goes on non-accrual status, then the Corporation individually evaluates the loan when performing its CECL estimate to calculate the ACL.  Upon determination that a modified loan (or a portion of a modified loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is charged off.  Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the ACL is adjusted by the same amount.

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

The fair value of investments is determined using a market approach.  As of September 30, 2024, the U.S. Government agencies and treasuries, residential and commercial mortgage-backed securities, collateralized mortgage obligations, and state and political subdivisions bonds, excluding tax increment financing (“TIF”) bonds, were classified as Level 2 within the valuation hierarchy.  Their fair values were determined based upon market-corroborated inputs and valuation matrices, which were obtained through third party data service providers or securities brokers through which the Corporation has historically transacted both purchases and sales of investment securities.  The TIF bonds and collateralized debt obligation (“CDO”) portfolio, which consists of pooled trust preferred securities issued by banks, thrifts, and insurance companies, are classified as Level 3 within the valuation hierarchy.  The CDO fair values are determined by a third party using a discounted cash flow model.

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

For assets measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2024 and December 31, 2023 were as follows:

		Fair Value Measurements at September 30, 2024 Using
		Quoted
		Prices in	Significant
	Assets	Active Markets	Other	Significant
	Measured at	for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
(in thousands)	09/30/24	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$6,239		$6,239
Residential mortgage-backed agencies	$19,643		$19,643
Commercial mortgage-backed agencies	$28,353		$28,353
Collateralized mortgage obligations	$15,680		$15,680
Obligations of states and political subdivisions	$7,726		$7,726
Corporate bonds	$740		$740
Collateralized debt obligations	$14,779			$14,779
Financial derivatives	$438		$438
Non-recurring:
Individually evaluated loans, net	$1,111			$1,111
Equity investment	$3,569			$3,569
Other real estate owned	$2,698			$2,698

		Fair Value Measurements at December 31, 2023 Using
		Quoted
		Prices in	Significant
	Assets/(liabilities)	Active Markets	Other	Significant
	Measured at	for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
(in thousands)	12/31/23	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$6,034		$6,034
Residential mortgage-backed agencies	$20,563		$20,563
Commercial mortgage-backed agencies	$28,417		$28,417
Collateralized mortgage obligations	$16,356		$16,356
Obligations of states and political subdivisions	$10,312		$10,312
Corporate bonds	$778		778
Collateralized debt obligations	$14,709			$14,709
Financial derivatives	$756		$756
Non-recurring:
Individually evaluated loans, net	$—			$—
Equity investment	$3,087			$3,087
Other real estate owned	$4,443			$4,443

Individually evaluated loans had a net carrying amount of $7.4 million and $3.0 million with no valuation allowance at September 30, 2024 or December 31, 2023, respectively.  Individually evaluated loans recorded at fair value at September 30, 2024 totalled $1.1 million which was inclusive of $0.5 million in partial charge-offs.  No individually evaluated loans were recorded at fair value at December 31, 2023.

There were no transfers of assets between any of the fair value hierarchy for the nine-month periods ended September 30, 2024 or 2023.

For Level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2024 and December 31, 2023, the significant unobservable inputs used in the fair value measurements were as follows:

(in thousands)	Fair Value at September 30, 2024	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:
Investment securities – available for sale -CDO	$14,779	Discounted Cash Flow	Discount Margin	Range of high 300 to low 500

Non-recurring:
Individually evaluated loans, net	$1,111	Market Comparable Properties	Marketability Discount	N/A

Equity investment	$3,569	Market Method	Revenue Multiples	2.8x

Other real estate owned	$2,698	Market Comparable Properties	Marketability Discount	5.0% to 15.0% (weighted avg 5.9%)

(in thousands)	Fair Value at December 31, 2023	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:
Investment securities – available for sale -CDO	$14,709	Discounted Cash Flow	Discount Margin	Range of low to mid 500 and low to mid 600

Non-recurring:
Equity investment	$3,087	Market Method	Revenue Multiples	2.8x

Other real estate owned	$4,443	Market Comparable Properties	Marketability Discount	5.0% to 15.0% (weighted avg 5.9%)

(1)	Range would include discounts taken since appraisal and estimated values

The following tables show a reconciliation of the beginning and ending balances for fair valued assets measured on a recurring basis using Level 3 significant unobservable inputs for the nine- and three-month periods ended September 30, 2024 and 2023:

Fair Value Measurements
Using Significant Unobservable Inputs
(Level 3)
Investment Securities
(in thousands)	Available for Sale
Beginning balance January 1, 2024	$14,709
Total gains realized/unrealized:
Included in other comprehensive income	70
Ending balance September 30, 2024	$14,779

Fair Value Measurements
Using Significant Unobservable Inputs
(Level 3)
Investment Securities
(in thousands)	Available for Sale
Beginning balance January 1, 2023	$15,871
Total losses realized/unrealized:
Included in other comprehensive loss	(1,087)
Ending balance September 30, 2023	$14,784

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale
Beginning balance July 1, 2024	$13,975
Total gains realized/unrealized:
Included in other comprehensive income	804
Ending balance September 30, 2024	$14,779

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale
Beginning balance July 1, 2023	$14,105
Total gains realized/unrealized:
Included in other comprehensive loss	679
Ending balance September 30, 2023	$14,784

There were no gains or losses included in earnings attributable to the change in realized/unrealized gains or losses related to the assets for the nine- or three-month periods ended September 30, 2024 or 2023.

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

The following tables present fair value information about financial instruments, whether or not recognized in the Consolidated Statement of Financial Condition, for which it is practicable to estimate that value. The actual carrying amounts and estimated fair values of the Corporation’s financial instruments that are included in the Consolidated Statement of Financial Condition are as follows:

	September 30, 2024		Fair Value Measurements
			Quoted
			Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$61,140	$61,140	$61,140
Interest bearing deposits in banks	1,252	1,252	1,252
Investment securities - AFS	93,160	93,160		$78,381	$14,779
Investment securities - HTM	174,054	149,348		147,501	1,847
Restricted bank stock	5,765	N/A
Loans, net	1,429,540	1,370,031			1,370,031
Financial derivatives	438	438		438
Accrued interest receivable	7,054	7,054		710	6,344
Financial Liabilities:
Deposits - non-maturity	1,398,567	1,398,567		1,398,567
Deposits - time deposits	141,828	140,400		140,400
Short-term borrowed funds	50,206	50,206		50,206
Long-term borrowed funds	120,929	120,915		120,915
Accrued interest payable	1,854	1,854		1,854

	December 31, 2023		Fair Value Measurements
			Quoted
			Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$48,343	$48,343	$48,343
Interest bearing deposits in banks	1,410	1,410	1,410
Investment securities - AFS	97,169	97,169		$82,460	$14,709
Investment securities - HTM	214,297	184,415		182,510	1,905
Restricted bank stock	5,250	N/A
Loans, net	1,388,847	1,319,456			1,319,456
Financial derivative	778	778		778
Accrued interest receivable	7,487	7,487		828	6,659
Financial Liabilities:
Deposits - non-maturity	1,355,444	1,355,444		1,355,444
Deposits - time deposits	195,533	193,337		193,337
Short-term borrowed funds	45,418	45,418		45,418
Long-term borrowed funds	110,929	110,809		110,809
Accrued interest payable	612	612		612

Note 7 – Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive loss for the three-month periods ended September 30, 2024, June 30, 2024, March 31, 2024, September 30, 2023, June 30, 2023 and March 31,2023:

	Investment
	securities-
	with credit	Investment
	related	securities-	Investment
	impairment	all other	securities-	Cash Flow	Pension
(in thousands)	AFS	AFS	HTM	Hedge	Plan	SERP	Total
Accumulated OCL, net:
Balance - January 1, 2024	(2,482)	(13,217)	(5,201)	569	(14,263)	(1,233)	(35,827)
Other comprehensive income/(loss) before reclassifications	155	(459)	—	54	1,096	—	846
Amounts reclassified from accumulated other comprehensive income	(37)	—	118	—	149	29	259
Balance - March 31, 2024	$(2,364)	$(13,676)	$(5,083)	$623	$(13,018)	$(1,204)	$(34,722)
Other comprehensive (loss)/income before reclassifications	(620)	(528)	—	(51)	(396)	—	(1,595)
Amounts reclassified from accumulated other comprehensive income	(40)	—	118	—	150	29	257
Balance - June 30, 2024	$(3,024)	$(14,204)	$(4,965)	$572	$(13,264)	$(1,175)	$(36,060)
Other comprehensive income/(loss)before reclassifications	544	2,491	—	(238)	2,377	—	5,174
Amounts reclassified from accumulated other comprehensive income	(38)	—	134	—	148	29	273
Balance - September 30, 2024	$(2,518)	$(11,713)	$(4,831)	$334	$(10,739)	$(1,146)	$(30,613)
	Investment
	securities-
	with credit	Investment
	related	securities-	Investment
	impairment	all other	securities-	Cash Flow	Pension
(in thousands)	AFS	AFS	HTM	Hedge	Plan	SERP	Total
Balance - January 1, 2023	$(1,711)	$(16,380)	$(5,703)	$797	$(16,603)	$574	$(39,026)
Other comprehensive (loss)/income before reclassifications	(1,180)	985	—	(138)	123	—	(210)
Amounts reclassified from accumulated other comprehensive income	(37)	—	133	—	184	(1)	279
Balance - March 31, 2023	$(2,928)	$(15,395)	$(5,570)	$659	$(16,296)	$573	$(38,957)
Other comprehensive income/(loss) before reclassifications	111	(1,654)	—	150	(42)	—	(1,435)
Amounts reclassified from accumulated other comprehensive loss	(40)	—	129	—	195	(2)	282
Balance - June 30, 2023	$(2,857)	$(17,049)	$(5,441)	$809	$(16,143)	$571	$(40,110)
Other comprehensive income/(loss) before reclassifications	475	(3,201)	—	11	(1,033)	—	(3,748)
Amounts reclassified from accumulated other comprehensive loss	(38)	—	130	—	194	(1)	285
Balance - September 30, 2023	$(2,420)	$(20,250)	$(5,311)	$820	$(16,982)	$570	$(43,573)

The following tables present the components of other comprehensive income/(loss) for the nine- and three-month periods ended September 30, 2024 and 2023:

	Before	Tax
Components of Other Comprehensive Income	Tax	(Expense)
(in thousands)	Amount	Benefit	Net
For the nine months ended September 30, 2024
Available for sale (AFS) securities with credit related impairment:
Unrealized holding gains	$103	$(24)	$79
Less: accretable yield recognized in income	152	(37)	115
Net unrealized loss on investments with credit related impairment	(49)	13	(36)
Available for sale securities – all other:
Unrealized holding gains	2,044	(540)	1,504
Held to maturity securities:
Unrealized holding gains on securities transferred to held to maturity	—	—	—
Less: amortization recognized in income	(503)	133	(370)
Net unrealized gains on HTM securities	503	(133)	370
Cash flow hedges:
Unrealized holding losses	(319)	84	(235)
Pension Plan:
Unrealized net actuarial gains	4,181	(1,104)	3,077
Less: amortization of unrecognized losses	(608)	161	(447)
Net pension plan liability adjustment	4,789	(1,265)	3,524
SERP:
Unrealized net actuarial gain	—	—	—
Less: amortization of unrecognized losses	(118)	31	(87)
Net SERP liability adjustment	118	(31)	87
Other comprehensive income	$7,086	$(1,872)	$5,214

	Before	Tax
Components of Other Comprehensive Loss	Tax	(Expense)
(in thousands)	Amount	Benefit	Net
For the nine months ended September 30, 2023
Available for sale (AFS) securities with credit related impairment:
Unrealized holding losses	$(777)	$183	$(594)
Less: accretable yield recognized in income	152	(37)	115
Net unrealized losses on investments with credit related impairment	(929)	220	(709)

Available for sale securities – all other:
Unrealized holding losses	(5,065)	1,195	(3,870)
Held to maturity securities:
Unrealized holding gains on securities transferred to held to maturity	—	—	—
Less: amortization recognized in income	(513)	121	(392)
Net unrealized gains on HTM securities	513	(121)	392
Cash flow hedges:
Unrealized holding gains	30	(7)	23
Pension Plan:
Unrealized net actuarial losses	(1,250)	298	(952)
Less: amortization of unrecognized losses	(750)	177	(573)
Net pension plan liability adjustment	(500)	121	(379)
SERP:
Unrealized net actuarial gains	—	—	—
Less: amortization of unrecognized gains	6	(2)	4
Net SERP liability adjustment	(6)	2	(4)
Other comprehensive loss	$(5,957)	$1,410	$(4,547)

Components of Other Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the three months ended September 30, 2024
Available for sale (AFS) securities with credit related impairment:
Unrealized holding gains	$740	$(196)	$544
Less: accretable yield recognized in income	51	(13)	38
Net unrealized losses on investments with credit related impairment	689	(183)	506
Available for sale securities – all other:
Unrealized holding gains	3,384	(893)	2,491
Held to maturity securities:
Unrealized holding gains	—	—	—
Less: amortization recognized in income	(182)	48	(134)
Net unrealized gains on HTM securities	182	(48)	134
Cash flow hedges:
Unrealized holding losses	(323)	85	(238)
Pension Plan:
Unrealized net actuarial gains	3,229	(852)	2,377
Less: amortization of unrecognized loss	(202)	54	(148)
Net pension plan liability adjustment	3,431	(906)	2,525
SERP:
Unrealized net actuarial loss	—	—	—
Less: amortization of unrecognized losses	(39)	10	(29)
Net SERP liability adjustment	39	(10)	29
Other comprehensive income	$7,402	$(1,955)	$5,447

Components of Other Comprehensive Loss (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the three months ended September 30, 2023
Available for sale (AFS) securities with credit related impairment:
Unrealized holding gains	$633	$(158)	$475
Less: accretable yield recognized in income	51	(13)	38
unrealized losses on investments with credit related impairment	582	(145)	437
Available for sale securities – all other:
Unrealized holding losses	(4,183)	982	(3,201)
Held to maturity securities:
Unrealized holding gains	—	—	—
Less: amortization recognized in income	(167)	37	(130)
Net unrealized gains on HTM securities	167	(37)	130
Cash flow hedges:
Unrealized holding gains	14	(3)	11
Pension Plan:
Unrealized net actuarial loss	(1,352)	319	(1,033)
Less: amortization of unrecognized loss	(251)	57	(194)
Net pension plan liability adjustment	(1,101)	262	(839)
SERP:
Unrealized net actuarial loss	—	—	—
Less: amortization of unrecognized gains	2	(1)	1
Net SERP liability adjustment	(2)	1	(1)
Other comprehensive loss	$(4,523)	$1,060	$(3,463)

The following table presents the details of amounts reclassified from accumulated other comprehensive income/(loss) for the nine- and three-month periods ended September 30, 2024 and 2023:

Amounts Reclassified from	Nine Months Ended
Accumulated Other Comprehensive Income/(Loss)	September 30,		Affected Line Item in the Statement
(in thousands)	2024	2023	Where Net Income is Presented
Net unrealized gains on available for sale investment securities with credit related impairment:
Accretable yield	$152	$152	Interest income on taxable investment securities
Taxes	(37)	(37)	Credit for income tax expense
	$115	$115	Net of tax
Net unrealized losses on held to maturity securities:
Amortization	$(503)	$(513)	Interest income on taxable investment securities
Taxes	133	121	Provision for income tax expense
	$(370)	$(392)	Net of tax
Net pension plan liability adjustment:
Amortization of unrecognized losses	$(608)	$(750)	Other Expense
Taxes	161	177	Provision for income tax expense
	$(447)	$(573)	Net of tax
Net SERP liability adjustment:
Amortization of unrecognized (losses)/gains	$(118)	$6	Other Expense
Taxes	31	(2)	Provision/(credit) for income tax expense
	$(87)	$4	Net of tax
Total reclassifications for the period	$(789)	$(846)	Net of tax

Amounts Reclassified from	Three Months Ended
Accumulated Other Comprehensive Income/(Loss)	September 30,		Affected Line Item in the Statement
(in thousands)	2024	2023	Where Net Income is Presented
Net unrealized gains on available for sale investment securities with credit related impairment:
Accretable yield	$51	$51	Interest income on taxable investment securities
Taxes	(13)	(13)	Credit for income tax expense
	$38	$38	Net of tax
Net unrealized losses on held to maturity securities:
Amortization	$(182)	$(167)	Interest income on taxable investment securities
Taxes	48	37	Provision for income tax expense
	$(134)	$(130)	Net of tax
Net pension plan liability adjustment:
Amortization of unrecognized losses	$(202)	$(251)	Other expense
Taxes	54	57	Provision for income tax expense
	$(148)	$(194)	Net of tax
Net SERP liability adjustment:
Amortization of unrecognized (losses)/gains	$(39)	$2	Other expense
Taxes	10	(1)	Provision/(credit) for income tax expense
	$(29)	$1	Net of tax
Total reclassifications for the period	$(273)	$(285)	Net of tax

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

Pursuant to First United Corporation’s director compensation policy, each director receives an annual retainer of 1,000 shares of First United Corporation common stock, plus $15,000 to be paid, at the director’s election, in cash or additional shares of common stock.   In May 2024, a total of 14,325 fully vested shares of common stock were issued to directors, which had a grant date fair value of $21.94 per share.  In May 2023, a total of 16,931 fully vested shares of common stock were issued to directors, which had a grant date fair value of $13.23 per share.  In January 2023, a total of 333 fully vested shares of common stock were issued to a new director, which had a grant date fair value of $19.36 per share.  In October 2023, a total of 852 fully vested  shares of common stock were issued  to a new director  which had a grant date  fair value of $16.26  per  share.    Director stock compensation was $213,536 and $194,001 for the nine-month periods ended September 30, 2024 and 2023, respectively. Director stock compensation expense was $78,573 and $56,000 for the three-month periods ended September 30, 2024 and 2023, respectively.

Employee stock compensation expense was $8,240 and $12,092 for the nine-month periods ended September 30, 2024 and 2023, respectively.  Employee stock compensation expense was $2,483 and $4,892 for the three-month periods ended September 30, 2024 and 2023, respectively.

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

In May 2021, RSUs relating to 7,389 performance vesting shares and 3,693 time vesting shares (target level) for plan year 2021 were granted, which had a grant date fair market value of $17.93 per share of common stock underlying each RSU.  The performance period for the performance-vesting RSUs was the three-year period ended December 31, 2023.  On March 9, 2024, it was determined that 7,389 performance-vesting RSUs failed to vest.  The time-vesting RSUs will vest ratably over a three year period that began on May 5, 2022. On May 5, 2022, 1,230 shares of the 3,693 time-vesting RSUs were issued to participants.  On May 5, 2023, 1,230 additional shares of the 3,693 time-vesting RSUs were issued to participants.  On May 5, 2024, the remaining 1,233 shares of the 3,693 time-vesting RSUs were issued to participants.  Stock compensation expense was $7,365 and $49,714 for the nine-month periods ended September 30, 2024 and 2023, respectively.  Stock compensation expense was $0 and $16,571 for the three-month periods ended September 30, 2024 and 2023, respectively.  All compensation expense related to the 2021 LTIP plans was recognized as of September 30, 2024.

In March 2022, RSUs relating to 8,096 performance vesting shares and 6,238 time vesting shares (target level) for plan year 2022 were granted, which had a grant date fair market value of $21.88 per share of common stock underlying each RSU.  The performance period for the performance-vesting RSUs is the three-year period ending December 31, 2024.  The time-vesting RSUs will vest ratably over a three year period that began on March 9, 2023.  On March 9, 2023, 2,079 shares of the 6,238 time-vesting RSUs were issued to participants. On March 9, 2024, 2,079 additional shares of the 6,238 time-vesting RSUs were issued to participants.  In the third quarter of 2024, it was projected that the performance metric will fail to vest; and, the stock compensation expense was adjusted accordingly.  Net stock compensation (credit)/expense was ($69,228) and $78,436 for the nine-month periods ended September 30, 2024 and 2023, respectively.  Net stock compensation (credit)/expense was ($121,518) and $26,145 for the three-month periods ended September 30, 2024 and 2023, respectively. Unrecognized compensation expense as of September 30, 2024 related to unvested RSUs was $22,758.

In March 2023, RSUs relating to 10,214 performance vesting shares and 7,920 time vesting shares (target level) for plan year 2023 were granted, which had a grant date fair market value of $18.25 per share of common stock underlying each RSU.  The performance period for the performance-vesting RSUs is the three-year period ending December 31, 2025.  The time-vesting RSUs will vest ratably over a three year period that began on March 15, 2024.  On March 15, 2024, 2,639 shares of the 7,920 time-vesting RSUs were issued to participants.  Stock compensation expense was $82,755 and $55,170 for the nine-month periods ended September 30, 2024 and 2023, respectively.  Stock compensation expense was $27,585 for both of the three-month periods ended September 30, 2024 and 2023.  Unrecognized compensation expense as of September 30, 2024 related to unvested RSUs was $165,509.

In May 2024, RSUs relating to 8,593 performance vesting shares and 6,662 time vesting shares (target level) for plan year 2024 were granted, which had a grant date fair market value of $22.26 per share of common stock underlying each RSU.  The performance period for the performance-vesting RSUs is the three-year period ending December 31, 2026.  The time-vesting RSUs will vest ratably over a three-year period that began on May 20, 2025.  Stock compensation expense was $37,752 for the nine-month period ended September 30, 2024.  Stock compensation expense was $28,314 for the three-month period ended September 30, 2024. Unrecognized compensation expense as of September 30, 2024 related to unvested RSUs was $302,016.

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

In March 2016, the Corporation entered into four interest rate swap contracts totaling $30.0 million notional amount, hedging future cash flows associated with floating rate trust preferred debt. As of September 30, 2024, $15.0 million notional amount remains.   The interest rate swap creates an effective fixed interest rate of 4.6550% on the $15.0 million notional amount of the Corporation’s junior subordination debt until the interest rate swap’s maturity in March 2026.  The fair value of the interest rate swap contracts was $0.4 million and $0.8 million at September 30, 2024 and December 31, 2023, respectively.

For the nine- and three-month periods ended September 30, 2024, the Corporation recorded decreases in the value of the derivatives of $319,000 and $323,000, respectively, and the related deferred tax benefits of $84,000 and $85,000, respectively, in net accumulated other comprehensive income to reflect the effective portion of cash flow hedges.  This compares to an increases of $30,000 and $14,000, respectively, and related deferred taxes of $7,000 and $3,000, respectively, for the nine-and three-months ended September 30, 2023.  ASC Subtopic 815-30 requires the net accumulated other comprehensive income/(loss) to be reclassified to earnings if the hedge becomes ineffective or is terminated. There was no hedge ineffectiveness recorded for any of the nine-month periods or three-month periods ended September 30, 2024 or 2023. The Corporation does not expect any material losses relating to these hedges to be reclassified into earnings within the next 12 months.

Interest rate swap agreements are entered into with counterparties that meet established credit standards and the Corporation believes that the credit risk inherent in these contracts is not significant as of September 30, 2024.

The table below discloses the impact of derivative financial instruments on the Corporation’s Consolidated Financial Statements for the nine- and three-month periods ended September 30, 2024 and 2023.

Derivative in Cash Flow Hedging Relationships
			Amount of gain or
			(loss) recognized in
	Amount of gain or	Amount of gain or	income or derivative
	(loss) recognized in	(loss) reclassified from	(ineffective portion
	OCI on derivative	accumulated OCI into	and amount excluded
	(effective portion),	income (effective	from effectiveness
(in thousands)	net of tax	portion) (a)	testing) (b)
Interest rate contracts:
Nine months ended:
September 30, 2024	$(235)	$—	$—
September 30, 2023	23	—	—
Three months ended:
September 30, 2024	$(238)	$—	$—
September 30, 2023	11	—	—

Notes:

(a)	Reported as interest expense
(b)	Reported as other income

Note 10 – Regulatory Capital Requirements

The following table presents the Bank’s capital ratios as of September 30, 2024 and December 31, 2023.

	September 30, 2024	December 31, 2023	Required for Capital Adequacy Purposes	Required to be Well Capitalized
Total Capital (to risk-weighted assets)	14.53%	14.05%	8.00%	10.00%
Tier 1 Capital (to risk-weighted assets)	13.28%	12.81%	6.00%	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)	13.28%	12.81%	4.50%	6.50%
Tier 1 Capital (to average assets)	10.68%	9.92%	4.00%	5.00%

As of September 30, 2024 and December 31, 2023, the Bank was considered “well capitalized” under the regulatory framework for prompt corrective action.

Note 11 – Deposits

The following table summarizes deposits at September 30, 2024 and December 31, 2023.

(in thousands)	September 30, 2024		December 31, 2023
	Balance	Percent	Balance	Percent
Non-Interest-bearing deposits:	$419,437	27%	$427,670	28%
Interest-bearing deposits:
Demand	382,453	25%	350,860	22%
Money market-retail	420,200	27%	385,649	25%
Money market- brokered	1	0%	—	—
Savings deposits	176,476	12%	191,265	12%
Time deposits- retail	141,828	9%	165,533	11%
Time deposits- brokered	—	—	30,000	2%
Total Deposits	$1,540,395	100%	$1,550,977	100%

Note 12 – Borrowed Funds

The following is a summary of borrowings at September 30, 2024 and December 31, 2023:

(in thousands)	September 30, 2024	December 31, 2023
Short-term borrowings:
Securities sold under agreements to repurchase:
Outstanding at end of period	$21,206	$45,418
Weighted average interest rate at end of period	0.24%	0.27%
Maximum amount outstanding as of any month end	$44,415	$59,777
Average amount outstanding	$33,290	$50,498
Approximate weighted average rate during the period	0.26%	0.24%
Overnight borrowings, weighted average interest rate of 5.00% at September 30, 2024	$29,000	$—
Long-term borrowings:
FHLB advances, bearing fixed interest rate ranging from 3.84% to 4.04% at September 30, 2024 and rates ranging from 4.53% to 4.69% at December 31, 2023.	$90,000	$80,000
Junior subordinated debt, bearing variable interest rate of 7.95% at September 30, 2024 and 8.39% at December 31, 2023	30,929	30,929
Total borrowings outstanding	$171,135	$156,347

Short-term borrowings increased  by $4.8 million when compared to December 31, 2023, which were comprised of $29.0 million in overnight borrowings from the Federal Reserve offset by a shift of approximately $22.0 million in overnight investment sweep balances into FDIC insured accounts due to management’s strategy to release pledging of investment securities for municipalities to provide additional liquidity.  Overnight borrowings outstanding at September 30, 2024 are secured by AFS and HTM investment securities.

At September 30, 2024, the repurchase agreements were secured by $32.5 million in investment securities issued by government related agencies.  A minimum of 102% of fair value is pledged against account balances.

Long-term borrowings increased by $10.0 million when compared to December 31, 2023.  Maturities of Federal Home Loan Bank (“FHLB”) advances of $40.0 million in March and $40.0 million in September were fully repaid.  During the third quarter and after the Federal Reserve announced that it would reduce rates by 50 basis points, the Bank borrowed $90.0 million in three new FHLB advances with maturities of 12- and 18-months and a weighted average rate of 3.89%.  All outstanding FHLB advances at September 30, 2024 and December 31, 2023 are secured by certain eligible residential real estate and commercial real estate loans as permitted by FHLB.

The following table presents contractual maturities of long-term borrowings outstanding at September 30, 2024 and December 31 2023:

	September 30, 2024			December 31, 2023
(in thousands)	Fixed Rate	Floating Rate	Total	Fixed Rate	Floating Rate	Total
Due in 2024	$—	$—	$—	$80,000	$—	$80,000
Due in 2025	25,000	—	25,000	—	—	—
Due in 2026	65,000	—	65,000	—	—	—
Thereafter	—	30,929	30,929	—	30,929	30,929
Total long-term debt	$90,000	$30,929	$120,929	$80,000	$30,929	$110,929

Note 13 – Segment Reporting

Currently, the Corporation conducts business in two operating segments:  (i) Community Banking; and (ii) Trust and Investment Services.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies provided earlier in this report.

Business activity for the operating segments are as follows:

Community Banking:  The Community Banking segment is conducted through the Bank and involves delivering a broad range of financial products and services, including various loan and deposit products, to consumer, business, and not-for-profit customers.  Parent company income and assets are included in the Community Banking segment, as the majority of parent company functions are related to this segment.  Major revenue sources include net interest income, gains on sales of mortgage loans, and service charges on deposit accounts.  Expenses include personnel, occupancy, marketing, equipment, and other expenses.  Non-cash charges other than depreciation of fixed assets were immaterial for the nine- and three-month periods ended September 30, 2024 and 2023.

Trust and Investment Services:  The Trust and Investment Services segment is conducted through the Bank and offers corporate trustee services, trust and estate administration, IRA administration and custody services.  Revenues for this segment is generated from administration, service and custody fees, as well as management fees that are derived from Assets Under Management.  Expenses include personnel, occupancy, marketing, equipment, and other expenses.   Non-cash charges associated with amortization of intangibles were approximately $156,000 for both of the nine-month periods ended September 30, 2024 and 2023 and $52,000 for both of the three-month periods ended September 30, 2024 and 2023.

Information for the operating segments for the nine- and three-month periods ended September 30, 2024 and 2023 are presented in the following tables:

	Nine Months Ended
	September 30, 2024
		Trust and
	Community	Investment
(in thousands)	Banking	Services	Total
Interest income	$68,268	$-	$68,268
Interest expense	23,990	-	23,990
Credit loss expense	2,404	-	2,404
Non-interest income	6,844	7,925	14,769
Non-interest expense	33,663	3,896	37,559
Income before income taxes and intercompany fees	15,055	4,029	19,084
Intercompany management fee income (expense)	9	(9)	-
Income before income taxes	15,064	4,020	19,084
Income tax expense	3,857	844	4,701
Net income	$11,207	$3,176	$14,383

	Nine Months Ended
	September 30, 2023
		Trust and
	Community	Investment
(in thousands)	Banking	Services	Total
Interest income	$58,965	$-	$58,965
Interest expense	16,289	-	16,289
Credit loss expense	1,201	-	1,201
Non-interest income	6,927	6,933	13,860
Non-interest expense	34,070	3,864	37,934
Income before income taxes and intercompany fees	14,332	3,069	17,401
Intercompany management fee income (expense)	9	(9)	-
Income before income taxes	14,341	3,060	17,401
Income tax expense	3,456	643	4,099
Net income	$10,885	$2,417	$13,302

	Three Months Ended
	September 30, 2024
		Trust and
	Community	Investment
(in thousands)	Banking	Services	Total
Interest income	$23,257	$-	$23,257
Interest expense	8,029	-	8,029
Credit loss expense	264	-	264
Non-interest income	2,428	2,625	5,053
Non-interest expense	11,048	1,266	12,314
Income before income taxes and intercompany fees	6,344	1,359	7,703
Intercompany management fee income (expense)	3	(3)	-
Income before income taxes	6,347	1,356	7,703
Income tax expense	1,647	285	1,932
Net income	$4,700	$1,071	$5,771

	Three Months Ended
	September 30, 2023
		Trust and
	Community	Investment
(in thousands)	Banking	Services	Total
Interest income	$21,164	$-	$21,164
Interest expense	7,180	-	7,180
Credit loss credit	263	-	263
Non-interest income	2,515	2,383	4,898
Non-interest expense	11,507	1,278	12,785
Income before income taxes and intercompany fees	4,729	1,105	5,834
Intercompany management fee income (expense)	3	(3)	-
Income before income taxes	4,732	1,102	5,834
Income tax expense	1,090	231	1,321
Net income	$3,642	$871	$4,513

Total non-fiduciary assets of the trust and investment services segment were $0.6 million (including $0.5 million in intangible assets) at September 30, 2024 and $0.7 million (including $0.6 million in intangible assets) at December 31, 2023.  All other assets (including goodwill of $11.0 million at both September 30, 2024 and December 31, 2023 and other intangible assets of $0.4 million and $0.5 million at September 30, 2024 and December 31, 2023, respectively) were held by the community banking segment.

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

At September 30, 2024, the Corporation’s total assets were $1.9 billion, net loans were $1.4 billion, and deposits were $1.5 billion. Shareholders’ equity at September 30, 2024 was $174.0 million.

We maintain an Internet site at www.mybank.com on which we make available, free of charge, First United Corporation’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC.

SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data for the nine-month periods ended September 30, 2024 and 2023 and is qualified in its entirety by the detailed information and unaudited financial statements, including the notes thereto, included elsewhere in this quarterly report.

	As of the nine months ended
	September 30,
	2024	2023
Per Share Data
Basic net income per common share	$2.20	$1.99
Basic net income per common share (1) - non-GAAP	$2.26	$1.99
Diluted net income per common share	$2.19	$1.98
Diluted net income per common share (1) - non-GAAP	$2.25	$1.98
Basic book value per common share	$26.90	$23.08
Diluted book value per common share	$26.84	$23.03

Significant Ratios:

Return on Average Assets	0.99%	0.93%
Accelerated depreciation expense, net of tax	0.02%	—%
Adjusted Return on Average Assets (1) (non-GAAP)	1.01%	0.93%

Return on Average Equity	11.52%	11.44%
Accelerated depreciation expense, net of tax	0.26%	—%
Adjusted Return on Average Equity (1) (non-GAAP)	11.78%	11.44%

Average Equity to Average Assets	8.58%	8.14%

Bank Capital Ratios:
Consolidated Total Capital (to risk weighted assets)	14.53%	14.12%
Consolidated Tier 1 Capital (to risk weighted assets)	13.28%	9.81%
Consolidated Common Equity Tier 1 Capital (to risk weighted assets)	13.28%	12.60%
Consolidated Tier 1 Capital (to average assets)	10.68%	9.81%
(1) See reconciliation of this non-GAAP financial measure provided elsewhere herein.

RESULTS OF OPERATIONS

Overview

Consolidated net income was $5.8 million for the third quarter of 2024.  This compares to $4.5 million for the third quarter of 2023 and $4.9 million for the second quarter of 2024.  Basic and diluted net income was $0.89 per share for the third quarter of 2024, compared to basic and diluted net income of $0.67 per share for the third quarter of 2023 and $0.75 per share for the second quarter of 2024.

The $1.3 million increase in quarterly net income year over year was primarily driven by a $1.2 million increase in net interest income.  The increase in net interest income was related to the $3.0 million increase in interest on loans due to new loans being booked at higher rates and the repricing of adjustable-rate loans.   This increase was partially offset by the $0.9 million increase in interest paid on deposits due to continued competitive pricing pressures.  An increase of $0.4 million in interest expense on short-term borrowings related to the Bank Term Funding Program (“ BTFP”) was offset by the $0.5 million reduction in interest expense on long-term borrowings related to the repayment of $80.0 million of Federal Home Loan Bank (“FHLB”) advances in the first nine months of 2024.  Comparing the third quarter of 2024 to the same period in 2023, other activity was a $0.2 million increase in wealth management income due to improving market conditions and growth of new relationships and a decrease in operating expenses of $0.5 million driven by reductions in check fraud related expenses, occupancy and equipment, data processing, and marketing expenses, partially offset by increased salaries and benefits.  The provision for income tax was up $0.6 million when comparing the two quarters due to increased net income before tax.

Year-to-date net income for the first nine months of 2024 was $14.4 million compared to $13.3 million for the same period in 2023.   The increased net income was driven by a year-over-year increase of $1.6 million in net interest income driven by a $9.3 million increase in interest income primarily related to increased interest and fees on loans, partially offset by a $7.7 million increase in interest expense due to continued pricing pressure on deposits and our use of the BTFP.  The increase in net interest income was partially offset by a $1.2 million increase in provision for credit losses driven by an increase in net charge-offs of $1.2 million, which was primarily due to a $1.1 million charge-off in the commercial and industrial portfolio related to one non-accrual credit where collateral was sold through a liquidation auction at depressed prices.  Operating income increased $0.9 million, primarily as the result of increased wealth management income.  Operating expenses decreased by $0.4 million and was driven by reductions in professional services, and pension benefits expense, a $0.5 million reduction in check fraud expense, and a reduction in other miscellaneous expenses, partially offset by a $0.4 million increase in salaries and benefits.

Other operating income, including net gains, for the third quarter of 2024 increased by $0.2 million when compared to the same period of 2023.  The increase was driven by an increase of $0.2 million in trust and brokerage income due to improving market conditions, increased annuity sales and growth in new and existing customer relationships.  Gains on sales of mortgages declined slightly when comparing the third quarter of 2024 to the same period of 2023 primarily due to reduced activity in the elevated interest rate environment.  Service charge income and debit card income remained stable.

Other operating income for the nine months ended September 30, 2024 increased by $0.9 million when compared to the same period of 2023.  This increase was primarily due to the $1.0 million increase in trust and brokerage income that resulted from improving market conditions, increased annuity sales and growth in new and existing customer relationships.  Service charge and debit card income were both stable when comparing the first nine months of 2024 to the same period of 2023.

Operating expenses decreased by $0.5 million in the third quarter of 2024 when compared to the third quarter of 2023.  The decrease was related to a $0.2 million decrease in occupancy, equipment and data processing expenses, a $0.3 million decrease in check fraud related expenses, and decreases in other miscellaneous expenses such as marketing, contributions, net other real estate owned (“OREO”) expenses, and pension benefit expenses.  These decreases were partially offset by a $0.2 million increase in salaries and benefits related to increased executive and employee incentive accruals, 401(k) plan expense and wellness costs offset by overall reduced salaries and wages.

For the nine months ended September 30, 2024, non-interest expenses decreased by $0.4 million when compared to the nine months ended September 30, 2023.  The decrease was primarily attributable to a $0.5 million decrease in check fraud expenses and decreases in professional services, equipment, net OREO expense, line rentals, pension benefit expenses, and other miscellaneous expenses such as marketing, contributions, contract labor, and investor relations.  These decreases were partially offset by increased occupancy, data processing expenses and salaries and benefits related to increased incentives, 401K expense, wellness expense and loan origination costs, offset by reductions in life and health insurance costs.

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

The tables below summarize net interest income for the nine- and three-month periods ended September 30, 2024 and 2023.

	Non-GAAP		GAAP
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Interest income	$68,444	$59,531	$68,268	$58,965
Interest expense	23,990	16,289	23,990	16,289
Net interest income	$44,454	$43,242	$44,278	$42,676
Net interest margin %	3.34%	3.30%	3.32%	3.26%

	Three Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Interest income	$23,318	$21,276	$23,257	$21,164
Interest expense	8,029	7,180	8,029	7,180
Net interest income	$15,289	$14,096	$15,228	$13,984
Net interest margin %	3.46%	3.12%	3.45%	3.09%

The following tables set forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the nine- and three-month periods ended September 30, 2024 and 2023:

	Nine Months Ended
	September 30,
	2024			2023
	Average		Average	Average		Average
(in thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Loans	$1,418,964	$60,506	5.70%	$1,320,674	$50,323	5.09%
Investment Securities:
Taxable	288,977	5,088	2.35%	337,014	5,339	2.12%
Non taxable	7,800	289	4.95%	21,963	1,183	7.20%
Total	296,777	5,377	2.42%	358,977	6,522	2.43%
Federal funds sold	54,624	2,246	5.49%	66,708	2,502	5.01%
Interest-bearing deposits with other banks	1,628	75	6.15%	2,827	70	3.31%
Other interest earning assets	4,161	240	7.70%	3,643	114	4.18%
Total earning assets	1,776,154	68,444	5.15%	1,752,829	59,531	4.54%
Allowance for loan losses	(18,020)			(16,311)
Non-earning assets	185,660			174,411
Total Assets	$1,943,794			$1,910,929
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$362,102	$4,541	1.68%	$358,883	$3,375	1.26%
Interest-bearing money markets - retail	402,314	10,567	3.51%	324,583	5,537	2.28%
Interest-bearing money markets - brokered	37	1	3.61%	—	—	—%
Savings deposits	183,096	138	0.10%	227,179	189	0.11%
Time deposits - retail	148,458	3,155	2.84%	134,732	1,750	1.74%
Time deposits - brokered	20,967	841	5.36%	46,918	1,849	5.27%
Short-term borrowings	70,755	1,437	2.71%	51,780	93	0.24%
Long-term borrowings	82,571	3,310	5.35%	89,394	3,496	5.23%
Total interest-bearing liabilities	1,270,300	23,990	2.52%	1,233,469	16,289	1.77%
Non-interest-bearing deposits	473,610			490,891
Other liabilities	33,134			31,108
Shareholders’ Equity	166,750			155,461
Total Liabilities and Shareholders’ Equity	$1,943,794			$1,910,929
Net interest income and spread		$44,454	2.63%		$43,242	2.77%
Net interest margin			3.34%			3.30%

(1)	The above table reflects the average rates earned or paid stated on an FTE basis assuming a 21% tax rate for 2024 and 2023. Non-GAAP interest income on a fully taxable equivalent for the nine-month periods ended September 30, 2024 and 2023 was $176 and $566, respectively.
(2)	Net interest margin is calculated as net interest income divided by average earning assets.
(3)	The average yields on investments are based on amortized cost.

	Three Months Ended
	September 30,
	2024			2023
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Assets
Loans	$1,433,508	$21,035	5.84%	$1,363,821	$18,071	5.26%
Investment Securities:
Taxable	276,343	1,647	2.37%	333,468	1,792	2.13%
Non taxable	7,795	100	5.10%	13,826	219	6.28%
Total	284,138	1,747	2.44%	347,294	2,011	2.30%
Federal funds sold	33,372	451	5.38%	75,404	1,093	5.75%
Interest-bearing deposits with other banks	2,179	26	4.75%	1,812	25	5.47%
Other interest earning assets	3,987	59	5.89%	4,771	76	6.32%
Total earning assets	1,757,184	23,318	5.28%	1,793,102	21,276	4.71%
Allowance for loan losses	(18,197)			(17,110)
Non-earning assets	173,875			178,115
Total Assets	$1,912,862			$1,954,107
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$370,040	$1,604	1.72%	$368,409	$1,354	1.46%
Interest-bearing money markets - retail	422,393	3,793	3.57%	325,810	2,430	2.96%
Interest-bearing money markets - brokered	1	—	0.10%	—	—	—
Savings deposits	176,799	44	0.10%	209,070	54	0.10%
Time deposits - retail	141,354	1,021	2.87%	154,503	918	2.36%
Time deposits - brokered	8,641	117	5.39%	68,850	916	5.28%
Short-term borrowings	57,553	467	3.23%	49,190	33	0.27%
Long-term borrowings	73,864	983	5.29%	110,929	1,475	5.28%
Total interest-bearing liabilities	1,250,645	8,029	2.55%	1,286,761	7,180	2.21%
Non-interest-bearing deposits	459,309			478,673
Other liabilities	32,155			32,327
Shareholders’ Equity	170,753			156,346
Total Liabilities and Shareholders’ Equity	$1,912,862			$1,954,107
Net interest income and spread		$15,289	2.73%		$14,096	2.50%
Net interest margin			3.46%			3.12%

(1) The above table reflects the average rates earned or paid stated on an FTE basis assuming a 21% tax rate for 2024 and 2023. Non-GAAP interest income on a fully taxable equivalent for the three-month periods ended September 30, 2024 and 2023 was $61 and $112, respectively.

(2)	Net interest margin is calculated as net interest income divided by average earning assets.
(3)	The average yields on investments are based on amortized cost.

Net interest income, on a non-GAAP, fully tax equivalent (“ FTE”) basis, increased by $1.2 million for the third quarter of 2024 when compared to the third quarter of 2023.  This increase was driven by a $2.0 million increase in interest income.   Interest income on loans increased by $3.0 million due to the increase in average balances of $69.7 million and a 58 basis point increase in the overall yield on the loan portfolio as new loans were booked at higher rates as well as adjustable-rate loans repricing in correlation to the elevated rate environment.   Investment income decreased by $0.3 million due to a decrease of $63.2 million in average balances related to the balance sheet restructuring of our investment portfolio in the fourth quarter of 2023 and the maturity of $37.5 million in U.S. Treasury bonds in the first four months of 2024.  The overall yield on the investment portfolio increased by 14 basis points primarily driven by the increased rate on the trust preferred portfolio and the maturity and sale of lower rate investments.   Average cash balances declined by $42.0 million as cash from the investment portfolio and on balance sheet liquidity was shifted to fund higher yielding loans.  Interest expense increased by $0.8 million year over year due to an increase of 34 basis points on interest paid on deposit accounts.   The average deposit balances decreased by $7.4 million when compared to the third quarter of 2023 due primarily to the decrease of $13.1 million in retail time deposits, a $60.2 million decrease in brokered time deposits and a $32.3 million decrease in savings accounts, which was mostly offset by an increase of $96.6 million in money market accounts and a slight increase of $1.6 million in interest-bearing demand deposits.

Comparing the nine months ended September 30, 2024 to the nine months ended September 30, 2023, net interest income, on a non-GAAP, FTE basis, increased by $1.2 million.  Interest income increased by $8.9 million.   Average loan balances increased by $98.3 million and the overall yield increased by 61 basis points in correlation with the elevated rate environment as new loans were booked at higher rates as well as the repricing of adjustable-rate loans.  Interest expense on deposits increased by $6.5 million while the average deposit balances increased by $24.7 million, driven by increases of $77.7 million in money market balances and $13.7 million in retail time deposits, partially offset by decreases in savings balances of $44.1 million and brokered time deposits of $26.0 million.  Interest expense on short-term borrowings increased by $1.3 million due to the Bank’s utilization of the BTFP program since January 2024.  The increased interest expense resulted in an overall increase of 75 basis points on the cost of interest-bearing liabilities.  The net interest margin for the nine months ended September 30, 2024 was 3.34% compared to 3.30% for the nine months ended September 30, 2023.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense for our average interest-earning assets and average interest-bearing liabilities for the nine- and three-month periods ended September 30, 2024 and 2023:

	For the nine months ended September 30, 2024
	compared to the nine months ended September 30, 2023
(in thousands and tax equivalent basis)	Volume	Rate	Net
Interest Income:
Loans	$3,752	$6,431	$10,183
Taxable Investments	(764)	513	(251)
Non-taxable Investments	(765)	(129)	(894)
Federal funds sold	(454)	198	(256)
Interest-bearing deposits	(30)	35	5
Other interest earning assets	16	110	126
Total interest income	1,755	7,158	8,913
Interest Expense:
Interest-bearing demand deposits	30	1,136	1,166
Interest-bearing money markets- retail	1,329	3,701	5,030
Interest-bearing money markets- brokered	1	0	1
Savings deposits	(36)	(15)	(51)
Time deposits - retail	179	1,226	1,405
Time deposits - brokered	(1,026)	18	(1,008)
Short-term borrowings	34	1,310	1,344
Long-term borrowings	(268)	82	(186)
Total interest expense	243	7,458	7,701
Net interest income	$1,512	$(300)	$1,212
(1)	The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	For the Three months ended September 30, 2024 compared to the Three months ended September 30, 2023
(in thousands and tax equivalent basis)	Volume	Rate	Net
Interest Income:
Loans	$916	$2,048	$2,964
Taxable Investments	(304)	159	(145)
Non-taxable Investments	(95)	(24)	(119)
Federal funds sold	(604)	(38)	(642)
Interest-bearing deposits	5	(4)	1
Other interest earning assets	(12)	(5)	(17)
Total interest income	(94)	2,136	2,042
Interest Expense:
Interest-bearing demand deposits	6	244	250
Interest-bearing money markets- retail	715	648	1,363
Interest-bearing money markets- brokered	0	0	0
Savings deposits	(8)	(2)	(10)
Time deposits - retail	(77)	180	103
Time deposits - brokered	(795)	(4)	(799)
Short-term borrowings	6	428	434
Long-term borrowings	(489)	(3)	(492)
Total interest expense	(642)	1,491	849
Net interest income	$548	$645	$1,193
(1)	The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Credit Losses

Specific allocations have been made for loans where management has determined that the collateral supporting the loans is not adequate to cover the loan balance, and the qualitative factors affecting the estimated allowance for credit losses (“ACL”) have been adjusted based on the current economic environment and the characteristics of the loan portfolio.  For the first nine months of 2024 and 2023, net provision expense was $2.4 million and $1.2 million, respectively.  For both of the third quarters ended September 30, 2024 and 2023, net provision expense was $0.3 million.  The increased provision expense recorded in 2024 was primarily related to an increases of $1.2 in net charge-offs, which was primarily due to a $1.1 million charge-off related to one non-accrual commercial and industrial loan relationship and was partially offset by improving qualitative risk factors of our loan portfolio.

Other Income

The composition of other operating income for the nine- and three-month periods ended September 30, 2024 and 2023 is illustrated in the following table:

	Income as % of				Income as % of
	Total Other Income				Total Other Income
	Nine Months Ended				Three Months Ended
	September 30,				September 30,
(in thousands)	2024		2023		2024		2023
Service charges on deposit accounts	$1,667	11%	$1,631	12%	$555	11%	$569	12%
Other service charges	676	5%	706	5%	236	5%	230	5%
Trust department	6,771	47%	6,134	45%	2,328	48%	2,139	45%
Debit card income	2,931	20%	2,981	22%	1,000	20%	995	21%
Bank owned life insurance	1,000	7%	936	7%	340	7%	320	7%
Brokerage commissions	1,154	8%	800	6%	297	6%	245	5%
Other income	288	2%	350	3%	156	3%	218	5%
	$14,487	100%	$13,538	100%	$4,912	100%	$4,716	100%

Other Operating Expenses

The composition of other operating expenses for the nine- and three-month periods ended September 30, 2024 and 2023 is illustrated in the following table:

	Expense as % of				Expense as % of
	Total Other Operating Expenses				Total Other Operating Expenses
	Nine Months Ended				Three Months Ended
	September 30,				September 30,
(in thousands)	2024		2023		2024		2023
Salaries and employee benefits	$21,573	57%	$21,130	56%	$7,160	58%	$6,964	53%
FDIC premiums	810	2%	724	2%	256	2%	254	2%
Equipment	2,185	6%	2,245	6%	627	5%	718	6%
Occupancy expense of premises	2,315	6%	2,272	6%	709	6%	745	6%
Data processing expense	4,073	11%	4,000	10%	1,333	10%	1,388	11%
Marketing expense	469	1%	522	1%	151	1%	242	2%
Professional services	1,412	3%	1,502	4%	477	4%	488	4%
Contract labor	416	1%	446	1%	149	1%	155	1%
Telephone	309	1%	341	1%	97	1%	115	1%
Other real estate owned	224	1%	281	1%	124	1%	139	1%
Investor relations	228	1%	280	1%	84	1%	74	1%
Contributions	181	1%	217	1%	65	1%	74	1%
Other	3,364	9%	3,974	10%	1,082	9%	1,429	11%
	$37,559	100%	$37,934	100%	$12,314	100%	$12,785	100%

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

The effective income tax rates as a percentage of income for the nine month periods ended September 30, 2024 and September 30, 2023 were 24.6% and 23.6%, respectively.

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

The following table presents a reconciliation of net income and diluted earnings per share (as reported) to adjusted net income and adjusted diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
(in thousands, except for per share amount)
Net income - as reported	$5,771	$4,513	$14,383	$13,302
Adjustments:
Accelerated depreciation expenses	—	—	562	—
Income tax effect of adjustments	—	—	(137)	—
Adjusted net income (non-GAAP)	$5,771	$4,513	$14,808	$13,302

Diluted earnings per share - as reported	$0.89	$0.67	$2.19	$1.99
Adjustments:
Accelerated depreciation expenses	—	—	0.08	—
Income tax effect of adjustments	—	—	(0.02)	—
Adjusted diluted earnings per share (non-GAAP)	$0.89	$0.67	$2.25	$1.99

Significant Ratios:	Nine months ended September 30,
	2024	2023
Return on Average Assets - as reported	0.99%	0.93%
Accelerated depreciation expenses	0.03%	—
Income tax effect of adjustments	(0.01%)	—
Adjusted Return on Average Assets (non-GAAP)	1.01%	0.93%

Return on Average Equity - as reported	11.52%	11.44%
Accelerated depreciation expenses	0.34%	—
Income tax effect of adjustments	(0.08%)	—
Adjusted Return on Average Equity (non-GAAP)	11.78%	11.44%

FINANCIAL CONDITION

Balance Sheet Overview

Total assets at September 30, 2024 were $1.9 billion, representing a $10.3 million increase since December 31, 2023.  During the first nine months of 2024, cash and interest-bearing deposits in other banks increased by $12.6 million.  The investment portfolio decreased by $44.3 million due to the maturities of $37.5 million of U.S. Treasury bonds during the year and normal principal amortization of our mortgage-backed securities (“MBS”) portfolio.  Cash from the investment maturities was shifted to gross loans, which increased by $41.2 million and other real estate OREO decreased by $1.6 million due to sales of properties.  Pension assets increased by $5.1 million due to increased market values.  Deferred tax assets decreased by $1.8 million due to the increased fair values of available for sale securities and pension assets when compared to December 31, 2023.

Total liabilities at September 30, 2024 were $1.7 billion, representing a $1.8 million decrease since December 31, 2023.  Total deposits decreased by $10.6 million when compared to December 31, 2023 related to decreases in savings deposits of $14.8 million, non-interest-bearing demand deposits of $8.2 million, and retail time deposits of $23.7 million and the repayment of $30.0 million in brokered certificates of deposits, partially offset by increases in interest-bearing demand deposits of $31.6 million and money markets of $34.6 million.  Short-term borrowings increased by $4.8 million since December 31, 2023, which were comprised of $29.0 million in overnight borrowings from the Federal Reserve offset by a shift of approximately $22.0 million in overnight investment sweep balances to FDIC insured accounts as a result of management’s strategy to release pledging of investment securities for municipalities to provide additional liquidity.  Long-term borrowings increased by $10.0 million in the first nine months of 2024 when compared to December 31, 2023.  Maturities of FHLB advances of $40.0 million in March and $40.0 million in September were fully repaid.  During the third quarter of 2024 and after the Federal Reserve announced that it would reduce rates by 50 basis points, management made the strategic decision to reduce funding costs and borrowed $90.0 million in three new FHLB advances with maturities of 12 and 18-months and a weighted average rate of 3.89%.  $41.1 million was utilized to prepay the principal and accrued interest of the BTFP borrowings at a rate of 4.87% that was scheduled to mature in January of 2025 and approximately $30.0 million was utilized to repay overnight borrowings related to the repayment of the September $40.0 million maturity.  The remainder is currently held in overnight cash investments.

Loan Portfolio

The following table presents the composition of our loan portfolio at the dates indicated:

(in thousands)	September 30, 2024		December 31, 2023
Commercial real estate	$502,828	35%	$493,703	35%
Acquisition and development	92,909	6%	77,060	5%
Commercial and industrial	277,994	19%	274,604	20%
Residential mortgage	519,168	36%	499,871	36%
Consumer	54,984	4%	61,429	4%
Total Loans	$1,447,883	100%	$1,406,667	100%

Outstanding loans of $1.4 billion at September 30, 2024 reflected growth of $24.9 million since June 30, 2024 and $41.2 million for the first nine months of 2024.  Since December 31, 2023, commercial real estate loans increased by $9.1 million, acquisition and development loans increased by $15.8 million, commercial and industrial loans increased by $3.4 million, residential mortgage loans increased $19.3 million, and consumer loans decreased by $6.5 million.

New commercial loan production for the three months ended September 30, 2024 was approximately $52.1 million.  The pipeline of commercial loans at September 30, 2024 was $19.5 million.  At September 30, 2024, unfunded, committed commercial construction loans totaled approximately $8.3 million.  Commercial amortization and payoffs were approximately $92.8 million through September 30, 2024, due primarily to pay-offs of short-term commercial loans as well as normal amortizations of the commercial loan portfolio.

New consumer mortgage loan production for the third quarter of 2024 was approximately $19.9 million, with most of this production comprised of mortgages to be held on balance sheet.  The pipeline of in-house, portfolio loans as of September 30, 2024 was $12.8 million.  The residential mortgage production level increased in the third quarter of 2024 due to the seasonality of this line of business, particularly construction lending.  Unfunded commitments related to residential construction loans totaled $11.9 million at September 30, 2024.

Non-accrual loans totaled $8.1 million at September 30, 2024 compared to $4.0 million at December 31, 2023.  The increase in non-accrual balances at September 30, 2024 was related to two commercial and industrial loan relationships totaling $12.1 million that were moved to non-accrual during the first quarter of 2024.  Subsequent to being moved to non-accrual, one of the borrowers sold a piece of collateral to reduce outstanding balances by approximately $5.5 million.  The Bank also recognized approximately $1.1 million in net charge-offs and $3.0 million in principal reductions on the other commercial and industrial credit from the liquidation of collateral at depressed prices.

The following table presents loans in our commercial real estate portfolio by industry type at September 30, 2024.

(in thousands)	Non-owner-occupied	Owner-occupied	Multi-family	Total
Accommodations and food services	$76,135	$4,595	$—	$80,730
Administration and support, waste management, and remediation services	—	1,424	—	1,424
Agriculture, forestry, fishing and hunting	—	2,087	—	2,087
Arts, entertainment and recreation	—	4,491	—	4,491
Construction	2,052	5,823	7	7,882
Educational services	—	895	—	895
Finance and insurance	—	107	—	107
Health care and social assistance	6,522	11,279	—	17,801
Management of companies and enterprises	—	-	—	-
Manufacturing	—	13,008	—	13,008
Other services (except public services)	2,229	17,442	311	19,982
Professional, scientific and technical services	—	2,312	—	2,312
Public administration	1,461	992	—	2,453
Commercial rental properties	180,649	85,182	—	265,831
Residential rental properties	192	131	28,289	28,612
Student rental properties	—	—	2,661	2,661
Mixed use rental properties	1,449	534	17,769	19,752
Storage units	20,569	—	—	20,569
Real estate rental and leasing- other	4,042	3,191	406	7,639
Retail trade	6	3,182	—	3,188
Transportation and warehousing	—	466	—	466
Wholesale trade	—	938	—	938
Total	$295,306	$158,079	$49,443	$502,828

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

(in thousands)	September 30, 2024	% of Applicable Portfolio	December 31, 2023	% of Applicable Portfolio
Non-accrual loans:
Commercial real estate	$683	0.14%	$826	0.17%
Acquisition and development	88	0.09%	113	0.15%
Commercial and industrial	4,849	1.74%	—	0.00%
Residential mortgage	2,393	0.46%	2,988	0.60%
Consumer	60	0.11%	29	0.05%
Total non-accrual loans	$8,073	0.56%	$3,956	0.28%
Accruing Loans Past Due 90 days or more:
Residential mortgage	427		459
Consumer	111		84
Total loans past due 90 days or more	$538		$543
Total non-accrual and accruing loans past due 90 days or more	$8,611		$4,499

Other real estate owned	$2,860		$4,493
Total Non-performing assets	$11,471		$8,992
Individually evaluated loans without a valuation allowance	$7,442		$2,963
Individually evaluated loans with a valuation allowance	—		—
Total individually evaluated loans	$7,442		$2,963

Non-accrual loans to total loans (as %)	0.56%		0.28%
Non-performing loans to total loans (as %)	0.59%		0.32%
Non-performing assets to total assets (as %)	0.60%		0.47%
Allowance for credit losses to non-accrual loans (as %)	223.09%		441.86%
Allowance for credit losses to non-performing assets (as %)	157.00%		194.40%

Allowance for Credit Losses

The ACL represents an amount that, in management’s judgment, is adequate to absorb expected credit losses over the life of outstanding loans as of the balance sheet date based on the evaluation of current risk characteristics of the loan portfolio, past events, current conditions, reasonable and supportable forecasts of future economic conditions and prepayment experience.  The ACL is measured and recorded upon the initial recognition of a financial asset.  The ACL is reduced by charge-offs, net of recoveries of previous losses, and is increased by a provision or decreased by a provision for credit losses, which is recorded as a current period operating expense.

Determination of an appropriate ACL is inherently complex and requires the use of subjective estimates.  The reasonableness of the ACL is reviewed quarterly by management.

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

The following table presents a summary of the activity in the ACL for the nine-month periods ended September 30, 2024 and 2023:

(in thousands)	2024	2023
Balance, January 1	$17,480	$14,636
Impact of CECL Adoption	—	2,066
Charge-offs:
Commercial real estate	—	(87)
Commercial and industrial	(1,297)	(301)
Residential mortgage	(45)	(55)
Consumer	(1,193)	(681)
Total charge-offs	(2,535)	(1,124)
Recoveries:
Commercial real estate	37	5
Acquisition and development	48	8
Commercial and industrial	203	176
Residential mortgage	68	56
Consumer	302	153
Total recoveries	658	398
Net losses	(1,877)	(726)
Credit loss expense	2,407	1,170
Balance at end of period	$18,010	$17,146

Allowance for credit losses to gross loans outstanding (as %)	1.24%	1.24%

Net (Charge-offs)/Recoveries as a % of Average Applicable Portfolio

	2024	2023
Commercial real estate	0.01%	(0.02)%
Acquisition and development	0.08%	0.01%
Commercial and industrial	(0.53)%	(0.07)%
Residential mortgage	0.01%	0.00%
Consumer	(2.04)%	(1.15)%
Total	(0.18)%	(0.10)%

Investment Securities

At September 30, 2024, the total amortized cost basis of the available-for-sale investment portfolio was $111.9 million compared to a fair value of $93.2 million. Unrealized gains and losses on available-for-sale securities are reflected in accumulated other comprehensive loss, a component of shareholders’ equity. The amortized cost basis of the held to maturity portfolio was $174.1 million compared to a fair value of $149.3 million.

The following table presents the composition of our securities portfolio at amortized cost and fair values at the dates indicated:

	September 30, 2024			December 31, 2023
	Amortized	Fair Value	FV as %	Amortized	Fair Value	FV as %
(in thousands)	Cost	(FV)	of Total	Cost	(FV)	of Total
Available for Sale Securities:
U.S. government agencies	$7,000	$6,239	7%	$7,000	$6,034	6%
Residential mortgage-backed agencies	23,202	19,643	21%	24,781	20,563	21%
Commercial mortgage-backed agencies	35,721	28,353	30%	36,258	28,417	29%
Collateralized mortgage obligations	18,533	15,680	17%	19,725	16,356	17%
Obligations of state and political subdivisions	7,803	7,726	8%	10,486	10,312	11%
Corporate bonds	1,000	740	1%	1,000	778	1%
Collateralized debt obligations	18,658	14,779	16%	18,671	14,709	15%
Total available for sale	$111,917	$93,160	100%	$117,921	$97,169	100%
Held to Maturity Securities:
U.S. treasuries	$—	$—	0%	$37,462	$37,219	20%
U.S. government agencies	68,229	59,567	40%	68,014	57,029	31%
Residential mortgage-backed agencies	29,866	27,490	18%	29,588	26,717	14%
Commercial mortgage-backed agencies	21,177	16,169	11%	21,413	16,052	9%
Collateralized mortgage obligations	50,332	41,998	28%	53,261	43,288	24%
Obligations of state and political subdivisions	4,509	4,124	3%	4,604	4,110	2%
Total held to maturity	$174,113	$149,348	100%	$214,342	$184,415	100%

Total fair value of investment securities available for sale decreased by $4.0 million since December 31, 2023 due primarily to principal paydowns of the portfolio.  At September 30, 2024, the securities classified as available-for-sale included a net unrealized loss of $18.8 million, which represents the difference between the fair value and amortized cost of securities in the portfolio.

Total amortized cost of securities held to maturity decreased by $40.2 million since December 31, 2023 due primarily to the maturity of $37.5 million in U.S. Treasury bonds and $2.7 million in other principal paydowns of the portfolio.  Proceeds from the maturities and principal paydowns were utilized for the repayment of FHLB advances.

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

Approximately $78.4 million of the available-for-sale portfolio was valued using Level 2 pricing and had net unrealized losses of $14.9 million at September 30, 2024. The remaining $14.8 million of the available-for-sale securities represents the entire collateralized debt obligation portfolio, which was valued using significant unobservable inputs (Level 3 assets). The $3.9 million in net unrealized losses associated with this portfolio relates to nine pooled trust preferred securities that comprise the collateralized debt obligation portfolio.

Deposits

The following table presents the composition of our deposits at the dates indicated:

(in thousands)	September 30, 2024		December 31, 2023
	Balance	Percent	Balance	Percent
Non-interest-bearing demand deposits	$419,437	27%	$427,670	27%
Interest-bearing deposits:
Demand	382,453	25%	350,860	23%
Money market- retail	420,200	27%	385,649	25%
Money market- brokered	1	0%	—	—
Savings deposits	176,476	12%	191,265	12%
Time deposits- retail	141,828	9%	165,533	11%
Time deposits- brokered	—	—	30,000	2%
Total Deposits	$1,540,395	100%	$1,550,977	100%

Total deposits at September 30, 2024 decreased by $10.6 million when compared to December 31, 2023. Non-interest-bearing deposits decreased by $8.2 million.  Interest-bearing demand deposits increased by $31.6 million year-to-date, primarily related to the shift of approximately $22.0 million in overnight investment sweep balances into FDIC insured accounts due to management’s strategy to release pledging of investment securities for municipalities to provide additional liquidity as well as seasonal fluctuations in municipal deposit balances compared to December 2023.  Money market accounts increased by $34.6 million due primarily to the expansion of current relationships and new relationships during the first nine months.  Traditional savings accounts decreased by $14.8 million and time deposits decreased by $53.7 million.  The decrease in time deposits was due to a decrease of $23.7 million in retail CDs primarily related to maturities of a nine-month special CD promotion in 2023 and the maturity and repayment of $30.0 million in brokered CDs during the year.  The Bank has worked closely with customers as these CDs mature to transition them to other deposit and wealth management products offered by the Bank.

The following table summarizes the percentage of deposits that are insured by deposit insurance or otherwise fully collateralized by securities compared to uninsured deposits as of September 30, 2024 and December 31, 2023.

	September 30, 2024		December 31, 2023
(in thousands)	Balance	Percent	Balance	Percent
Insured deposits	$1,181,065	77%	$1,175,812	76%
Uninsured and fully collateralized deposits	73,263	5%	76,569	5%
Uninsured and uncollateralized deposits	286,067	18%	298,596	19%
	$1,540,395	100%	$1,550,977	100%

The following table summarizes the percentage of deposit balances from retail customers compared to business customers as of September 30, 2024 and December 31, 2023.

	September 30, 2024		December 31, 2023
(in thousands)	Balance	Percent	Balance	Percent
Retail deposits	$764,128	50%	$748,295	48%
Business deposits	776,267	50%	802,682	52%
	$1,540,395	100%	$1,550,977	100%

Borrowed Funds

The following table presents the composition of our borrowings at the dates indicated:

(in thousands)	September 30, 2024	December 31, 2023
Overnight borrowings from Federal Reserve Discount Window	$29,000	$—
Securities sold under agreements to repurchase	$21,206	$45,418
Total short-term borrowings	50,206	45,418
FHLB advances	90,000	80,000
Junior subordinated debt	30,929	30,929
Total long-term borrowings	$120,929	$110,929

Short-term borrowings increased by $4.8 million when compared to December 31, 2023, which were comprised of $29.0 million in overnight borrowings from the Federal Reserve, offset by a shift of approximately $22.0 million in overnight investment sweep balances into FDIC insured accounts due to management’s strategy to release pledging of investment securities for municipalities to provide additional liquidity.  Long-term borrowings increased by $10.0 million in the first nine months of 2024 when compared to December 31, 2023.  Maturities of FHLB advances of $40.0 million in March and $40.0 million in September were fully repaid.  During the third quarter of 2024 and after the Federal Reserve announced that it would reduce rates by 50 basis points, management made the strategic decision to reduce funding costs and borrowed $90.0 million in three new FHLB advances with maturities of 12 and 18 months and a weighted average rate of 3.89%.  $41.1 million was utilized to prepay the principal and accrued interest of the BTFP borrowing at a rate of 4.87% that was scheduled to mature in January of 2025 and approximately $30.0 million was utilized to repay overnight borrowings related to the repayment of the September $40.0 million maturity.   The remainder is currently held in overnight cash investments.

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

1.	Unsecured Fed Funds lines of credit with upstream correspondent banks (M&T Bank, Pacific Coast Banker’s Bank, PNC Financial Services, Atlantic Community Bankers Bank, Community Bankers Bank and Zions National Bank).
2.	Secured advances with the FHLB, which are collateralized by eligible one to four family residential mortgage loans, home equity lines of credit, and commercial real estate loans.
3.	Secured line of credit with the Fed Discount Window for use in borrowing funds up to 90 days, using municipal securities as collateral.
4.	Brokered deposits, including CDs and money market funds, provide a method to generate deposits quickly. These deposits are strictly rate driven but often provide the most cost-effective means of funding growth.
5.	One Way Buy CDARS/ICS funding – a form of brokered deposits that has become a viable supplement to brokered deposits obtained directly.

The following table presents sources of liquidity available to the Corporation as of September 30, 2024.

(in thousands)	Total Availability	Amount Used	Net Availability
Internal Sources
Excess cash	$40,486	$-	$40,486
Unpledged securities	31,876	-	31,876
External Sources
Federal Reserve (discount window)	83,998	29,000	54,998
Correspondent unsecured lines of credit	140,000	-	140,000
FHLB	251,006	92,914	158,092
	$587,366	$161,914	$425,452

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

At September 30, 2024, we were asset sensitive.

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

Based on the simulation analysis performed at September 30, 2024 and December 31, 2023, management estimated the following changes in net interest income, assuming the indicated rate changes:

(in thousands)	September 30, 2024	December 31, 2023
+400 basis points	$4,826	$4,464
+300 basis points	$4,856	$3,353
+200 basis points	$4,097	$2,255
+100 basis points	$2,392	$1,155
-100 basis points	$(2,481)	$(1,280)
-200 basis points	$(4,984)	$(3,102)
-300 basis points	$(7,730)	$(5,249)
-400 basis points	$(10,148)	$(8,086)

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

The following table presents the Bank’s capital ratios as of the dates indicated:

	September 30, 2024	December 31, 2023	Required for Capital Adequacy Purposes	Required to be Well Capitalized
Total Capital (to risk-weighted assets)	14.53%	14.05%	8.00%	10.00%
Tier 1 Capital (to risk-weighted assets)	13.28%	12.81%	6.00%	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)	13.28%	12.81%	4.50%	6.50%
Tier 1 Capital (to average assets)	10.68%	9.92%	4.00%	5.00%

As of both September 30, 2024 and December 31, 2023, the Bank was considered “well capitalized” under the regulatory framework for prompt corrective action.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Contractual Obligations

The Corporation enters into contractual obligations in the normal course of business. Among these obligations are FHLB advances and junior subordinated debentures, operating lease agreements for banking and subsidiaries’ offices and for data processing and telecommunications equipment.  Comparing September 30, 2024 to December 31, 2023, short-term borrowings increased by $4.8 million as the Bank borrowed $29.0 million in overnight borrowings from the Federal Reserve, which was partially offset by a decrease of $24.2 million in other short-term borrowings due primarily to the shift of approximately $22.0 million in overnight investment sweep balances into the ICS product to release pledging of investment securities for municipalities to increase available liquidity.

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

Commitments to extend credit in the form of consumer, commercial and business at the dates indicated were as follows:

(in thousands)	September 30, 2024	December 31, 2023
Residential mortgage - home equity	$72,460	$72,080
Residential mortgage - construction	11,869	17,684
Commercial	150,454	160,196
Consumer - personal credit lines	4,271	4,186
Standby letters of credit	11,354	11,037
Total	$250,408	$265,183

The decrease of $14.8 million in commitments at September 30, 2024 when compared to December 31, 2023 was due to businesses and consumers utilizing construction funding.  These balances shifted to loans outstanding.

For the nine-month periods ended September 30, 2024 and 2023, net credit loss expense for off-balance sheet exposures was a credit of approximately $17,000 and a credit of approximately $14,000, respectively.  For the third quarter of 2024 and 2023, net credit loss for off-balance sheet exposures was an expense of approximately $55,000 and a credit of approximately $104,000, respectively.

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

An evaluation of the effectiveness of these disclosure controls as of September 30, 2024 was carried out under the supervision and with the participation of management, including the PEO and the PFO. Based on that evaluation, management, including the PEO and the PFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the nine months ended September 30, 2024, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended September 30, 2024, none of First United Corporation’s directors or officers informed First United Corporation of their adoption, modification, or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of the SEC’s Regulation S-K.

Item 6. Exhibits

The exhibits filed or furnished with this quarterly report are listed in the following Exhibit Index.

Exhibit	Description
3.2	Bylaws of First United Corporation, as restated on September 25, 2024 (filed herewith)
31.1	Certifications of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
31.2	Certifications of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
32	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)
101.INS	Inline XBRL Instance Document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104

The cover page of First United Corporation’s Quarterly Report on Form 10Q for the quarter ended September 30, 2024 formatted in Inline XBRL, included within the Exhibit 101 attachments (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST UNITED CORPORATION

Date: November 7, 2024	/s/ Carissa L. Rodeheaver
Carissa L. Rodeheaver, CPA
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2024	/s/ Tonya K. Sturm
Tonya K. Sturm, Senior Vice President,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)