Form 10-K
period 2024-12-31
FIRST UNITED CORP/MD/
filed 2025-03-20
CIK 763907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant’s outstanding voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $117,320,712.

The number of shares of the registrant’s common stock outstanding as of February 28, 2025: 6,473,375.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2025 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Such statements include projections, predictions, expectations or statements as to beliefs or future events or results or refer to other matters that are not historical facts. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking statements contained in this annual report are based on various factors and were derived using numerous assumptions. In some cases, you can identify these forward-looking statements by words like “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “intend”, “believe”, “estimate”, “predict”, “potential”, or “continue” or the negative of those words and other comparable words. You should be aware that those statements reflect only our predictions. If known or unknown risks or uncertainties should materialize, or if underlying assumptions should prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind when reading this annual report and not place undue reliance on these forward-looking statements. Factors that might cause such differences include, but are not limited to:

●	market, economic, operational, liquidity, credit, and interest rate risks associated with our business;
●	changes in market rates and prices may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our balance sheet;
●	our liquidity requirements could be adversely affected by changes in our assets and liabilities;
●	the effect of legislative or regulatory developments, including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry;
●	competitive factors among financial services organizations, including product and pricing pressures and our ability to attract, develop and retain qualified banking professionals;
●	the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board (“FASB”), the Securities and Exchange Commission (the “SEC”), and other regulatory agencies;
●	the effect of fiscal and governmental policies of the United States federal government; and
●	the effect of any epidemic.

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

PART I

ITEM 1. BUSINESS

General

First United Corporation is a Maryland corporation chartered in 1985 and a bank holding company registered with the Board of Governors of the Federal Reserve System (the “FRB”) under the Bank Holding Company Act of 1956, as amended, that elected financial holding company status in 2021.  The Corporation’s primary business is serving as the parent company of First United Bank & Trust, a Maryland trust company (the “Bank”), First United Statutory Trust I (“Trust I”) and First United Statutory Trust II (“Trust II” and together with Trust I, the “Trusts”), both Connecticut statutory business trusts. The Trusts were formed for the purpose of selling trust preferred securities that qualified as Tier 1 capital. The Bank has two consumer finance company subsidiaries - OakFirst Loan Center, Inc., a West Virginia corporation, and OakFirst Loan Center, LLC, a Maryland limited liability company (together with OakFirst Loan Center, Inc., the “OakFirst Loan Centers”) - and two subsidiaries that it uses to hold real estate acquired through foreclosure or by deed in lieu of foreclosure - First OREO Trust, a Maryland statutory trust, and FUBT OREO I, LLC, a Maryland limited liability company. In addition, the Bank owns 99.9% of the limited partnership interests in Liberty Mews Limited Partnership, a Maryland limited partnership formed for the purpose of acquiring, developing and operating low-income housing units in Garrett County, Maryland, and a 99.9% non-voting membership interest in MCC FUBT Fund, LLC, an Ohio limited liability company formed for the purpose of acquiring, developing and operating low-income housing units in Allegany County, Maryland.

At December 31, 2024, we had total assets of $2.0 billion, net loans of $1.5 billion and deposits of $1.6 billion. Shareholders’ equity at December 31, 2024 was $179.3 million.

The Corporation maintains an Internet website at www.mybank.com on which it makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC.

Banking Products and Services

The Bank operates 22 banking offices, one customer service center and 30 Automated Teller Machines (“ATMs”) in Allegany County, Frederick County, Garrett County, and Washington County in Maryland, and in Mineral County, Berkeley County and Monongalia County in West Virginia. The Bank is an independent community bank providing a complete range of retail and commercial banking services to businesses and individuals in its market areas. Services offered are essentially the same as those offered by the regional institutions that compete with the Bank and include checking, savings, money market deposit accounts, and certificates of deposit, business loans, personal loans, mortgage loans, lines of credit, and consumer-oriented retirement accounts including individual retirement accounts (“IRAs”) and employee benefit accounts. In addition, the Bank provides full brokerage services through a networking arrangement with Cetera Investment Services, LLC., a full-service broker-dealer. The Bank also provides safe deposit and night depository facilities, insurance products and trust services. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to applicable limits.

Lending Activities

Our lending activities are conducted through the Bank. Since 2010, the Bank has not originated any new loans through the OakFirst Loan Centers and their sole activity is servicing existing loans.

The Bank’s commercial loans are primarily secured by real estate, commercial equipment, vehicles or other assets of the borrower. Repayment is often dependent on the successful business operations of the borrower and may be affected by adverse conditions in the local economy or real estate market. The financial condition and cash flow of commercial borrowers is therefore carefully analyzed during the loan approval process and continues to be monitored throughout the duration of the loan by obtaining business financial statements, personal financial statements and income tax returns. The frequency of this ongoing analysis depends upon the size and complexity of the credit and collateral that secures the loan. It is also the Bank’s general policy to obtain personal guarantees from the principals of the commercial loan borrowers.

Commercial real estate loans are primarily those secured by land for residential and commercial development, agricultural purpose properties, service industry buildings such as restaurants, hotels and motels, retail buildings and general-purpose business space. The Bank attempts to mitigate the risks associated with these loans through low loan to value ratio standards, thorough financial analyses, and management’s knowledge of the local economy in which the Bank lends.

The risk of loss associated with commercial real estate construction lending is controlled through conservative underwriting procedures such as loan to value ratios of 80% or less, obtaining additional collateral when prudent, analysis of cash flows, and closely monitoring construction projects to control disbursement of funds on loans.

The Bank’s residential mortgage portfolio is distributed between variable and fixed rate loans. Some loans are booked at fixed rates to meet the Bank’s requirements under the federal Community Reinvestment Act (the “CRA”) or to complement our asset liability mix. Other fixed rate residential mortgage loans are originated in a brokering capacity on behalf of other financial institutions, for which the Bank receives a fee. As with any consumer loan, repayment is dependent on the borrower’s continuing financial stability, which can be adversely impacted by factors such as job loss, divorce, illness, or personal bankruptcy. Residential mortgage loans exceeding an internal loan-to-value ratio require private mortgage insurance. Title insurance protecting the Bank’s lien priority, as well as fire and casualty insurance, is also required.  During 2024, the Bank’s mortgage production was strong, as loans were booked in-house as well as eligible loans sold to the secondary market.

Home equity lines of credit, included within the residential mortgage portfolio, are secured by the borrower’s home and can be drawn on at the discretion of the borrower. These lines of credit are at variable interest rates.

The Bank also provides residential real estate construction loans to builders and individuals for single family dwellings. Residential construction loans are usually granted based upon “as completed” appraisals and are secured by the property under construction. Site inspections are performed to determine pre-specified stages of completion before loan proceeds are disbursed. These loans typically have maturities of six to twelve months and may have a fixed or variable rate. Permanent financing for individuals offered by the Bank includes fixed and variable rate loans with five, seven or ten-year adjustable-rate mortgages.

A variety of other consumer loans are also offered to customers, including indirect and direct auto loans, student loans, and other secured and unsecured lines of credit and term loans.

An allowance for credit losses (“ACL”) is maintained to provide for losses over the life of the portfolio from our lending activities. A complete discussion of the factors considered in determination of the ACL is included in Item 7 of Part II of this report.

Deposit Activities

The Bank offers a full array of deposit products including checking, savings and money market accounts, regular and IRA certificates of deposit, and Health Savings accounts. The Bank also offers the Certificate of Deposit Account Registry Service®, or CDARS®, and the IntraFi Cash Service®, or ICS®, programs to municipalities, businesses, and consumers through which the Bank provides access to multi-million-dollar certificates of deposit, savings and demand deposits, respectively.  Both programs are fully FDIC-insured. In addition, we offer our commercial customers packages which include Treasury Management, Cash Sweep and various checking opportunities.

Information about our income from and assets related to our banking business may be found in the Consolidated Statements of Financial Condition and the Consolidated Statements of Income and the related notes thereto included in Item 8 of Part II of this annual report.

Wealth Management

The Bank’s wealth department offers a full range of trust services, including personal trust, investment agency accounts, charitable trusts, retirement accounts including IRA roll-overs, 401(k) accounts and defined benefit plans, estate administration and estate planning.

At December 31, 2024 and 2023, the total market value of assets under the supervision of the Bank’s wealth department was approximately $1.7 billion and $1.5 billion, respectively. Trust and brokerage department revenues for these years may be found in the Consolidated Statements of Income under the heading “Other operating income”, which is contained in Item 8 of Part II of this annual report.

COMPETITION

The banking business, in all of its phases, is highly competitive. Within our market areas, we compete with commercial banks, (including local banks and branches or affiliates of other larger banks), savings and loan associations and credit unions for loans and deposits, with consumer finance companies for loans, and with other financial institutions and other providers of financial services for various types of products and services, including trust services. There is also competition for commercial and retail banking business from banks and financial institutions located outside our market areas and on the internet.

The primary factors in competing for deposits are interest rates, personalized services, the quality and range of financial services, technology, convenience of office locations and office hours. The primary factors in competing for loans are interest rates, loan origination fees, the quality and range of lending services and personalized services.

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

The following tables set forth deposit data for the Maryland and West Virginia Counties in which the Bank maintains offices as of June 30, 2024, the most recent date for which comparative information is available.

	Offices	Deposits	Market
	(in Market)	(in thousands)	Share
Allegany County, Maryland:
First United Bank & Trust	2	$275,668	32.41%
Manufacturers and Traders Trust Company	5	266,681	31.35%
Truist Bank	3	205,293	24.13%
Dollar Bank, Federal Savings Bank	2	68,508	8.05%
Somerset Trust Company	2	34,560	4.06%
Source: FDIC Deposit Market Share Report

Frederick County, Maryland:
PNC Bank, National Association	12	$1,667,193	25.61%
Truist Bank	10	1,130,320	17.36%
Bank Of America, National Association	4	819,279	12.59%
Manufacturers and Traders Trust Company	6	532,555	8.18%
Sandy Spring Bank	3	509,958	7.83%
Woodsboro Bank	5	418,066	6.42%
Middletown Valley Bank	3	356,121	5.47%
Capital One, National Association	2	328,168	5.04%
ACNB Bank	4	280,402	4.31%
First United Bank & Trust	3	197,817	3.04%
Wells Fargo Bank, National Association	1	162,321	2.49%
Fulton Bank, National Association	1	38,927	0.60%
WesBanco Bank, Inc.	1	28,576	0.44%
JP Morgan Chase Bank, National Association	1	21,461	0.33%
Presidential Bank, FSB	1	16,312	0.25%
Woodforest National Bank	1	2,866	0.04%
Source: FDIC Deposit Market Share Report

Garrett County, Maryland:
First United Bank & Trust	5	$480,344	61.65%
Manufacturers and Traders Trust Company	2	121,677	15.62%
Clear Mountain Bank	1	78,612	10.08%
Truist Bank	1	65,683	8.43%
Somerset Trust Company	1	26,180	3.36%
Miners & Merchants Bank	1	6,667	0.86%
Source: FDIC Deposit Market Share Report

Washington County, Maryland:
Fulton Bank, National Association	6	611,999	18.68%
Truist Bank	5	609,900	18.62%
Manufacturers and Traders Trust Company	9	606,652	18.52%
Middletown Valley Bank	3	531,858	16.25%
PNC Bank, National Association	3	336,517	10.27%
First United Bank & Trust	4	161,346	4.93%
CNB Bank, Inc.	4	140,010	4.27%
United Bank	2	129,102	3.94%
Orrstown Bank	1	75,468	2.30%
Bank of Charles Town	1	30,237	0.92%
Farmers and Merchants Trust Company of Chambersburg	1	19,112	0.58%
Ameriserv Financial Bank	1	17,579	0.54%
Jefferson Security Bank	1	5,782	0.18%
Source: FDIC Deposit Market Share Report

Berkeley County, West Virginia:
United Bank	4	$527,752	27.45%
Truist Bank	3	385,855	20.07%
City National Bank of West Virginia	4	245,889	12.79%
Burke & Herbert Bank & Trust Company	3	191,606	9.97%
First United Bank & Trust	3	158,572	8.25%
Jefferson Security Bank	2	151,787	7.89%
CNB Bank, Inc.	3	139,835	7.27%
Bank of Charles Town	2	117,288	6.10%
Woodforest National Bank	1	4,080	0.21%
Source: FDIC Deposit Market Share Report

Mineral County, West Virginia:
First United Bank & Trust	2	$137,657	39.37%
Manufacturers and Traders Trust Company	2	83,020	23.74%
Truist Bank	1	68,750	19.66%
The Grant County Bank	1	42,510	12.16%
FNB Bank, Inc.	1	17,728	5.07%
Source: FDIC Deposit Market Share Report

Monongalia County, West Virginia:
MVB Bank, Inc.	2	$1,260,947	28.62%
United Bank	6	1,141,970	25.92%
The Huntington National Bank	6	645,035	14.64%
Clear Mountain Bank	3	363,260	8.24%
Truist Bank	3	316,718	7.19%
PNC Bank, National Association	2	204,868	4.65%
WesBanco Bank, Inc.	3	200,271	4.55%
First United Bank & Trust	3	134,157	3.04%
Citizens Bank of Morgantown, Inc.	1	41,666	0.95%
First Exchange Bank	2	34,437	0.78%
Burke & Herbert Bank & Trust Company	1	34,151	0.78%
JP Morgan Chase Bank, National Association	1	25,012	0.57%
City National Bank of West Virginia	1	3,336	0.07%
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

The CRA requires the FDIC, in connection with its examination of financial institutions within its jurisdiction, to evaluate the record of those financial institutions in meeting the credit needs of their communities, including low- and moderate-income neighborhoods, consistent with principles of safe and sound banking practices.  These factors are also considered by all regulatory agencies in evaluating mergers, acquisitions and applications to open a branch or facility.  As of the date of its most recent examination report, the Bank had a CRA rating of “Satisfactory”.

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

Capital Requirements

We require capital to fund loans, satisfy our obligations under the Bank’s letters of credit, meet the deposit withdrawal demands of the Bank’s customers, and satisfy our other monetary obligations.  To the extent that deposits are not adequate to fund our capital requirements, we can rely on the funding sources identified below under the heading “Liquidity Management”.  As of December 31, 2024, the Bank had $140.0 million available through unsecured lines of credit with correspondent banks, $36.6 million available through a secured line of credit with the Federal Reserve Discount Window, and approximately $213.6 million available through the Federal Home Loan Bank of Atlanta (“FHLB”).  Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our ability to meet our future capital requirements.

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

As of December 31, 2024, we were in compliance with the applicable requirements.

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

As of December 31, 2024, the Bank was “well capitalized” based on the aforementioned ratios.

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

In November 2023, the FDIC issued a final rule to implement a special assessment to recover losses to the DIF as a result of bank failures that year and the FDIC’s use of the systemic risk exception to cover certain deposits that were otherwise uninsured.  In June 2024, due to the increased estimate of losses, the FDIC announced that it projects that the special assessment will be collected for an additional two quarters beyond the initial eight-quarter collection period at a lower rate.  The special estimate was based on estimated uninsured deposits at December 31, 2022 (excluding the first $5.0 billion).  The Bank was exempt from this special assessment as its total uninsured deposits were below $5.0 billion.

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

Consumer Lending – Military Lending Act

The Military Lending Act (the “MLA”), which was initially implemented in 2007, was amended and its coverage significantly expanded in 2015.  The Department of Defense (the “DOD”) issued a final rule under the MLA that took effect on October 15, 2015, but financial institutions were not required to take action until October 3, 2016.  The types of credit covered under the MLA were expanded to include virtually all consumer loan and credit card products (except for loans secured by residential real property and certain purchase-money motor vehicle/personal property secured transactions).  Lenders must now provide specific written and oral disclosures concerning the protections of the MLA to active-duty members of the military and dependents of active-duty members of the military (“covered borrowers”).  The rule imposes a 36% “Military Annual Percentage Rate” cap that includes costs associated with credit insurance premiums, fees for ancillary products, finance charges associated with the transactions, and application and participation charges.  In addition, loan terms cannot include (i) a mandatory arbitration provision, (ii) a waiver of consumer protection laws, (iii) mandatory allotments from military benefits, or (iv) a prepayment penalty.  The revised rule also prohibits “roll-over” or refinances of the same loan unless the new loan provides more favorable terms for the covered borrower.  Lenders may verify covered borrower status using a DOD database or information provided by credit bureaus.  We believe that we are in compliance with the revised rule.

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

EMPLOYEES

At December 31, 2024, we employed 326 individuals, of whom 291 were full-time employees.

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

The Bank relies on customer deposits, advances from the FHLB, lines of credit at other financial institutions, the Federal Reserve Discount Window, and brokered funds to fund our operations.  Although the Bank has historically been able to replace maturing deposits and advances if desired, no assurance can be given that the Bank would be able to replace such funds in the future if our financial condition or the financial condition of the FHLB or market conditions were to change.  Our financial flexibility could be severely constrained and/or our cost of funds could increase if we are unable to maintain our access to funding or if financing necessary to accommodate future growth is not available at favorable interest rates.  If we are required to rely more heavily on more expensive funding sources to support future growth, then our revenues may not increase proportionately to cover our costs.  In that case, our profitability would be adversely affected.

We may need to raise capital in the future, and such capital may not be available when needed or at all.

We may need to raise capital in the future to provide it with sufficient capital resources and liquidity to meet our commitments and business needs including complying with new regulatory capital rules, particularly if our asset quality or earnings were to deteriorate significantly.  Our ability to raise capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial condition.  Economic conditions and the loss of confidence in financial institutions may limit access to certain customary sources of capital and increase our cost of raising capital.  No assurance can be given that such capital will be available on acceptable terms or at all.  Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of depositors, investors or counterparties participating in the capital markets may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. Moreover, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and would have to compete with those institutions for investors.  An inability to raise additional capital on acceptable terms as and when needed could have a materially adverse effect on our business, financial condition and results of operations.

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

Most of the Bank’s loans are made to borrowers located in Maryland and West Virginia and many of these loans, including construction and land development loans, are secured by real estate.  Accordingly, a decline in local economic conditions would likely have an adverse impact on our financial condition and results of operations, and the impact on us would likely be greater than the impact felt by larger financial institutions whose loan portfolios are geographically diverse.  We cannot guarantee that any risk management practices we implement to address our geographic and loan concentrations will be effective to prevent losses relating to our loan portfolio.

The Bank’s concentrations of commercial real estate loans could subject it to increased regulatory scrutiny and directives, which could force us to preserve or raise capital and/or limit future commercial lending activities.

The federal banking regulators believe that institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios face a heightened risk of financial difficulties in the event of adverse changes in the economy and commercial real estate markets.  Accordingly, through published guidance, these regulators have directed institutions whose concentrations exceed certain percentages of capital to implement heightened risk management practices appropriate to their concentration risk.  The guidance provides that banking regulators may require such institutions to reduce their concentrations and/or maintain higher capital ratios than institutions with lower concentrations in commercial real estate.  At December 31, 2024, our commercial real estate concentrations were below the heightened risk management thresholds set forth in this guidance.

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

At December 31, 2024, investment securities in our investment portfolio having a cost basis of $116.1 million and a market value of $94.5 million were classified as available-for-sale pursuant to FASB Accounting Standards Codification (“ASC”) Topic 320, Investments – Debt and Equity Securities, relating to accounting for investments.  Topic 320 requires that unrealized gains and losses in the estimated value of the available-for-sale portfolio be “marked to market” and reflected as a separate item in shareholders’ equity (net of tax) as accumulated other comprehensive loss.  There can be no assurance that future market performance of our investment portfolio will enable us to realize income from sales of securities.  Shareholders’ equity will continue to reflect the unrealized gains and losses (net of tax) of these investments.  Moreover, there can be no assurance that the market value of our investment portfolio will not decline, causing a corresponding decline in shareholders’ equity.

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

Under current accounting standards, goodwill and other intangible assets are subject to impairment tests on at least an annual basis or more frequently if a triggering event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount.  A decline in the price of the shares of Common Stock or occurrence of a triggering event following any of our quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period which was not reflected in such earnings release.  In the event that we conclude that all or a portion of our goodwill and other intangible assets may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings.  Such a charge would have no impact on tangible capital.  At December 31, 2024, we had recorded goodwill and other intangible assets of $11.8 million, representing approximately 6.6% of shareholders’ equity.

At December 31, 2024, our net deferred tax assets were valued at $10.0 million.  Included in that total is $2.4 million of state net operating loss carryforwards (“NOLs”) associated with separate company tax filings of the Corporation, which we do not expect to use and, thus, we have established a $2.6 million valuation allowance.  A deferred tax asset is reduced by a valuation allowance if, based on the weight of the evidence available, both negative and positive, including the recent trend of quarterly earnings, the Corporation determines that it is more likely than not that some portion or all of the total deferred tax asset will not be realized.  Moreover, our ability to utilize our net operating loss carryforwards to offset future taxable income may be significantly limited if we experience an “ownership change,” as determined under Section 382 of the Internal Revenue Code of 1986, as amended (“the Code”). If an ownership change were to occur, the limitations imposed by Section 382 of the Code could result in a portion of our net operating loss carryforwards expiring unused, thereby impairing their value. Section 382’s provisions are complex, and we cannot predict any circumstances surrounding the future ownership of the Common Stock.  Accordingly, we cannot provide any assurance that we will not experience an ownership change in the future.

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

In general, we are unable to control the amount of premiums that are required to be paid for FDIC insurance.  In October 2022, the FDIC finalized a rule to increase the assessment rate by two basis points beginning in the first quarter of 2023.  The increase in the assessment rate for banks is intended to increase the Deposit Insurance Fund (“DIF)” reserve ratio to 1.35%.  In early March 2023, the FDIC was appointed receiver for two banks, in each case due primarily to liquidity concerns at those institutions.  Promptly following these events, the federal banking regulators announced that the FDIC will use funds from the DIF to ensure that all depositors of the two failed institutions are made whole, at no cost to taxpayers.  In November 2023, the FDIC issued a final rule to implement a special assessment to recover losses to the DIF as a result of bank failures that year and the FDIC’s use of the systemic risk exception to cover certain deposits that were otherwise uninsured.  In June 2024, due to the increased estimate of losses, the FDIC announced that it projects that the special assessment will be collected for an additional two quarters beyond the initial eight-quarter collection period at a lower rate.  The special estimate was based on estimated uninsured deposits at December 31, 2022 (excluding the first $5.0 billion).  The Bank was exempt from this special assessment as its total uninsured deposits were below $5.0 billion; however, future increases or required repayments in FDIC insurance premiums may materially adversely affect our results of operations.

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

Our operations will be impacted by current and future legislation and by the policies established from time to time by various federal and state regulatory authorities.  The Corporation is subject to supervision by the FRB.  The Bank is subject to supervision and periodic examination by the Maryland Office of Financial Regulation, the West Virginia Division of Banking, and the FDIC.  Banking regulations, designed primarily for the safety of depositors, may limit a financial institution’s growth and the return to its investors by restricting such activities as the payment of dividends, mergers with or acquisitions by other institutions, investments, loans and interest rates, interest rates paid on deposits, expansion of branch offices, and the offering of securities or trust services.  The Corporation and the Bank are also subject to capitalization guidelines established by federal law and could be subject to enforcement actions to the extent that either is found by regulatory examiners to be undercapitalized. It is not possible to predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on our future business and earnings prospects.  Management also cannot predict the nature or the extent of the effect on our business and earnings of future fiscal or monetary policies, economic controls, or new federal or state legislation.  Further, the cost of compliance with regulatory requirements may adversely affect our ability to operate profitably.

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

Additionally, laws, regulations, and standards covering marketing, advertising, and other activities conducted by telephone, email, mobile devices, and the internet are or may become applicable to our business, such as the Telephone Consumer Protection Act, the CAN-SPAM Act, and similar state consumer protection and communication privacy laws.  We occasionally make telephone calls and/or send SMS text messages to customers. The actual or perceived improper calling of customer phones and/or sending of text messages may subject us to potential risks, including liabilities or claims relating to consumer protection laws such as the Telephone Consumer Protection Act. Numerous class-action suits under federal and state laws have been filed in recent years against companies who conduct telemarketing and/or SMS texting programs, with many resulting in multi-million-dollar settlements to the plaintiffs. Any future such litigation against us could be costly and time-consuming to defend. In particular, the Telephone Consumer Protection Act imposes significant restrictions on the ability to make telephone calls or send text messages to mobile telephone numbers without the prior consent of the person being contacted. Federal or state regulatory authorities or private litigants may claim that the notices and disclosures we provide, form of consents we obtain, or our outreach practices are not adequate or violate applicable law. This may in the future result in civil claims against us. Claims that we have violated the Telephone Consumer Protection Act could be costly to litigate, whether or not they have merit, and could expose us to substantial statutory damages or costly settlements.

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

A disruption, breach, or failure in the operational systems or infrastructure of our third-party vendors or other service providers, including as a result of cyber-attacks, could adversely affect our business.

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

Our growth and profitability will depend upon our ability to attract and retain skilled managerial, marketing and technical personnel.  Competition for qualified personnel in the financial services industry is intense, and there can be no assurance that we will be successful in attracting and retaining such personnel.  Our current executive officers provide valuable services based on their many years of experience and in-depth knowledge of the banking industry and the market areas we serve.  Due to the intense competition for financial professionals, these key personnel would be difficult to replace, and an unexpected loss of their services could result in a disruption to the continuity of operations and a possible reduction in earnings.

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

From time to time, we implement new lines of business or offer new products and services within existing lines of business.  There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services we invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved, and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service.  Furthermore, any new line of business, new product or service and/or new technology could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business, new products or services and/or new technologies could have a material adverse effect on our business, financial condition and results of operations.

Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our sustainability practices may impose additional costs on us or expose us to new or additional risks.

Many companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their sustainability practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. Increased sustainability-related compliance costs could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, and our stock price. New government regulations could also result in new or more stringent forms of sustainability oversight and expanding mandatory and voluntary reporting, diligence, and disclosure.  Due to divergent stakeholder views on these matters, we are at increased risk that any action, or lack thereof, concerning these matters will be perceived negatively by some stakeholders, which could negatively affect our business and reputation.

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

The Corporation’s charter and bylaws and Maryland law may discourage a corporate takeover.

The Corporation’s charter and its bylaws (the “Bylaws”) contain certain provisions designed to enhance the ability of the Corporation’s Board of Directors to deal with attempts to acquire control of the Corporation.  First, the Board of Directors is a declassified board structure.  Each director serves for a one-year term, and no director may be removed except for cause, and then only by the affirmative vote of either a majority of the entire Board of Directors or a majority of the outstanding voting stock.  Second, the Board has the authority to classify and reclassify unissued shares of stock of any class or series of stock by setting, fixing, eliminating, or altering in any one or more respects the preferences, rights, voting powers, restrictions and qualifications of, dividends on, and redemption, conversion, exchange, and other rights of, such securities.  The Board could use this authority, along with its authority to authorize the issuance of securities of any class or series, to issue shares having terms favorable to management or to a person or persons affiliated with or otherwise friendly to management.  In addition, the Bylaws require any shareholder who desires to nominate a director to abide by strict notice requirements.

Maryland laws include provisions that could discourage a sale or takeover of the Corporation.  The Maryland Business Combination Act generally prohibits, subject to certain limited exceptions, corporations from being involved in any “business combination” (defined as a variety of transactions, including a merger, consolidation, share exchange, asset transfer or issuance or reclassification of equity securities) with any “interested shareholder” for a period of five years following the most recent date on which the interested shareholder became an interested shareholder.  An interested shareholder is defined generally as a person who is the beneficial owner of 10% or more of the voting power of the outstanding voting stock of the corporation after the date on which the corporation had 100 or more beneficial owners of its stock or who is an affiliate or associate of the corporation and was the beneficial owner, directly or indirectly, of 10% percent or more of the voting power of the then outstanding stock of the corporation at any time within the two-year period immediately prior to the date in question and after the date on which the corporation had 100 or more beneficial owners of its stock.  The Maryland Control Share Acquisition Act applies to acquisitions of “control shares”, which, subject to certain exceptions, are shares the acquisition of which entitle the holder, directly or indirectly, to exercise or direct the exercise of the voting power of shares of stock of the corporation in the election of directors within any of the following ranges of voting power:  one-tenth or more, but less than one-third of all voting power; one-third or more, but less than a majority of all voting power or a majority or more of all voting power.  Control shares have limited voting rights.  Maryland banking laws provide that the Maryland Commissioner must approve certain acquisitions of the common stock of the Corporation and/or the Bank, and these laws impose penalties on persons who effect such acquisitions without approval, including a five-year voting prohibition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. Cybersecurity

Risk Management Strategy

Our risk management program is designed to identify, assess, and mitigate risks across various aspects of the Corporation, including financial, operational, reputational, and legal.  Cybersecurity is a critical component of this program, given the increasing reliance on technology and potential of cyber threats.  Our Cyber Security Initiative (“CSI”) committee led by our Information Security Officer is primarily responsible for this cybersecurity component and is a key member of the risk management organization.  The Information Security Officer reports directly to the Managing Director of Operations and, as discussed below, regularly to the Risk and Compliance Committee of our board of directors.

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

We employe an in-depth, layered, defensive strategy that embraces a “trust by design” philosophy when designing new products, services, and technology.  We leverage people, processes, and technology as part of our efforts to manage and maintain cybersecurity controls.  We also employe a variety of preventative and detective tools designed to monitor, block, and provide alerts regarding suspicious activity, as well as to report on suspected advanced persistent threats.  We have established processes and systems designed to mitigate cyber risk, including regular and on-going education and training for employees, preparedness simulations and tabletop exercises, and recovery and resilience tests.  We engage in regular assessments of our infrastructure, software systems, and network architecture, using internal cybersecurity experts, penetration testers, and third-party specialists.  We also maintain a third-party risk management program designed to identify, assess, and manage risks, including cybersecurity risks, associated with external service providers and our supply chain.  We also actively monitor our email gateways for malicious phishing email campaigns and monitor remote connections as a significant portion of our workforce has the option to work remotely.  We have optimized our vulnerability management program that scans devices every four hours, and we have strict key performance metrics to ensure vulnerabilities are remediated quickly.  We leverage internal and external auditors and independent external partners to periodically review our processes, systems, and controls, including with respect to our information security program, to assess their design and operating effectiveness and make recommendations to strengthen our risk management program.

We maintain an Incident Response Plan that provides a documented framework for responding to actual or potential cybersecurity incidents, including timely notification of and escalation to the appropriate Board-approved management committees, as discussed further below, and the Risk and Compliance Committee of our board of directors.  The Incident Response Plan is coordinated through the Chief Operating Officer and key members of management are embedded into the Plan by its design. The Incident Response Plan facilitates coordination across multiple parts of our organization and is evaluated at least annually.

Notwithstanding our defensive measures and processes, the threat posed by cyber-attacks is severe.  Our internal systems, processes, and controls are designed to mitigate loss from cyber-attacks and, while we have experienced cybersecurity incidents in the past, to date, risks from cybersecurity threats have not materially affected our Company.  For further discussion of risks from cybersecurity threats, see the section captioned “A disruption, breach, or failure in the operational systems or infrastructure of our third-party vendors or other service providers, including as a result of cyber-attacks, could adversely affect our business” in Item 1A.  Risk Factors.

Governance

Our Information Security Officer is accountable for managing our enterprise information security processes and procedures and delivering our information security program.  The responsibilities of this department include cybersecurity risk assessment, incident response, vulnerability assessment, threat intelligence, identity access governance, third-party risk management, and business resilience.  The foregoing responsibilities are covered on a day-to-day basis by a first line of defense function, and our second line of defense function, including the CSI Committee, provides guidance, oversight, monitoring, and challenge of the first line’s activities.  The Committee as a whole, consists of information security professionals with varying degrees of education and experience as well as Information Technology professionals, and audit and fraud professionals.  Individuals within the Committee are generally subject to professional education and certification requirements.  In particular, our Information Security Officer has the necessary relevant expertise and formal training in the areas of information security and cybersecurity risk management.

Our board of directors has approved management committees including the CSI Committee, which focuses on technology impact, and the Risk Management Committee, which focuses on business impact.  These committees provide oversight and governance of the technology program and the information security program.  There are also three technology steering committees that plan and guide technology projects in alignment with the Corporation’s strategic plan.  These committees are chaired by managers and experts within the Corporation and include the Chief Operating Officer, as well as his direct reports and other key departmental managers from throughout the entire company.  These committees generally meet regularly to provide oversight of the risk management strategy, standards, policies, practices, controls, and mitigation to facilitate timely information and monitoring efforts.  The Information Security Officer reports summaries of key issues, including significant cybersecurity and/or privacy incidents, discussed at committee meetings and the actions taken to the Risk and Compliance Committee of our board of directors on a quarterly basis (or more frequently as may be required by the Incident Response Plan).

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

ITEM 2. PROPERTIES

The headquarters of the Corporation and the Bank occupies approximately 29,000 square feet at 19 South Second Street, Oakland, Maryland, and a 30,000 square feet operations center located at 12892 Garrett Highway, Oakland Maryland. These premises are owned by the Corporation. The Bank owns 19 of its banking offices and leases three. Total rent expense on the leased offices and properties was $0.4 million in 2024.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of the Corporation’s common stock are listed on the NASDAQ Global Select Market under the symbol “FUNC”. As of February 28, 2025, issued and outstanding shares of Common Stock were held by 1,272 shareholders of record.

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

The Corporation’s Board of Directors periodically evaluates the Corporation’s dividend policy, both internally and in consultation with the FRB.

Issuer Repurchases

Neither First United Corporation nor any of its affiliated purchasers (as defined in Rule 10b-18 promulgated under the Exchange Act) purchased any shares of Common Stock during the three-month period ended December 31, 2024.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto for the years ended December 31, 2024 and 2023, which are included in Item 8 of Part II of this annual report.

Overview

First United Corporation is a financial holding company that, through the Bank and its non-bank subsidiaries, provides an array of financial products and services primarily to customers in four Western Maryland counties and three Northeastern West Virginia counties. Its principal operating subsidiary is the Bank, which consists of a community banking network of 22 branch offices located throughout its market areas. Our primary sources of revenue are interest income earned from our loan and investment securities portfolios and fees earned from financial services provided to customers.

For the years ended December 31, 2024 and 2023, net income was $20.6 million and $15.1 million, respectively, on a GAAP (generally accepted accounting principles) basis.  Net income for the year ended December 31, 2024 was inclusive of $0.4 million, net of tax, in increased expenses related to branch closures that occurred on February 29, 2024 and adjusted net income was $21.0 million on a non-GAAP basis.  Net income for the year ended December 31, 2023 was inclusive of a $3.3 million loss, net of tax, on the sale of securities and $0.5 million, net of tax, in increased expenses related to announced branch closures and adjusted net income was $18.8 million on a non-GAAP basis.

The provision for credit losses was $2.9 million for the year ended December 31, 2024 and $1.7 million for the year ended December 31, 2023.  Net charge-offs of $2.2 million were recorded for the year ended December 31, 2024, compared to $0.9 million for 2023. The ratio of the ACL to loans outstanding was 1.23% at December 31, 2024 compared to 1.24% at December 31, 2023.

Other operating income, including net gains/(losses) on sales of mortgage loans and sales of investment securities, increased by approximately $5.4 million when compared to 2023.  This increase was primarily related to a $4.2 million loss recognized through the sale of available-for-sale (“AFS”) investment securities as part of a strategic balance sheet restructuring in the fourth quarter of 2023. Wealth management income, which includes trust department revenue and brokerage commissions, increased by $1.1 million due to improving market conditions, increased annuity sales and growth in new and existing customer relationships.  Service charge and debit card income was stable when comparing 2024 to 2023.

Other operating expenses decreased by $0.6 million when compared to the year ended December 31, 2023.  The decrease was primarily attributable to a $1.0 million decrease in occupancy and equipment expenses related primarily to the branch closures announced in 2023, a $0.2 million decrease in marketing expenses, and a $0.2 million decrease in professional services expenses. Other miscellaneous expenses decreased by $0.4 million driven by a $0.5 million decrease in check fraud expenses.  These decreases were partially offset by $0.5 million in increased salaries and employee benefits related to increased incentives, 401(k) expenses, wellness expenses, and reduced offsets related to loan origination, which were partially offset by reductions in life and health insurance costs.  Net OREO costs increased by $0.4 million due to gains on the sale of OREO recognized in 2023, and data processing expenses increased by $0.4 million.

Outstanding loans of $1.5 billion at December 31, 2024 reflected growth of $74.1 million in 2024.  Since December 31, 2023, commercial real estate loans increased by $32.7 million, acquisition and development loans increased by $18.2 million, commercial and industrial loans increased by $12.9 million, residential mortgage loans increased by $18.9 million, and consumer loans decreased by $8.6 million.

Net interest income, on a non-GAAP, fully-taxable equivalent (“FTE”) basis, increased by $2.7 million in 2024 when compared to 2023.  Interest income increased by $10.4 million.   Average loan balances increased by $87.2 million and the overall yield increased by 53 basis points in correlation with the elevated rate environment as new loans were booked at higher rates and adjustable-rate loans repriced to higher rates.  Interest expense on deposits increased by $6.6 million while the average deposit balances increased by $19.4 million, driven by increases in average balances of $6.7 million in interest-bearing demand deposits, $5.3 million in retail time deposits, and $80.1 million in money market balances, partially offset by decreases in savings balances of $39.1 million and brokered time deposits of $33.5 million.  Interest expense on short-term borrowings increased by $1.3 million due to the Bank’s utilization of the BTFP program in 2024.  The increased interest expense resulted in an overall increase of 56 basis points on the cost of interest-bearing liabilities.  The net interest margin was 3.38% and 3.26% for the years ended December 31, 2024 and 2023, respectively.

Total deposits at December 31, 2024 increased by $23.9 million when compared to December 31, 2023.  Interest-bearing demand deposits increased by $35.9 million in 2024, which included the shift of approximately $22.0 million from overnight investment sweep balances to FDIC insured accounts due to management’s strategy to release pledging of investment securities for municipalities to provide additional liquidity.  Money market accounts increased by $61.5 million due primarily to the expansion of current and new relationships throughout the year and a shift from certificates of deposit.  Traditional savings accounts decreased by $20.3 million and time deposits decreased by $52.4 million.  The decrease in time deposits was due to a decrease of $22.4 million in retail CDs related to maturities of a nine-month special CD promotion in 2023 and the maturity and repayment of $30.0 million in brokered CDs during the year.  The Bank has worked closely with customers as these retail CDs mature to transition them to other deposit and wealth management products offered by the Bank.

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

Allowance for Credit Losses- Loans

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

Management believes that it uses relevant information available to make determinations about the ACL and that it has established the existing allowance in accordance with GAAP.  However, the determination of the ACL requires significant judgment, and estimates of expected credit losses in the loan portfolio can vary from the amounts actually observed.  While management uses available information to recognize expected credit losses, future additions to the ACL may be necessary based on changes in the loans comprising the portfolio, changes in the current and forecasted economic conditions, changes to the interest rate environment which may directly impact prepayment and curtailment rate assumptions, and changes in the financial conditions of borrowers.

The ACL “base case” model is derived from various economic forecasts provided by widely recognized sources.  Management evaluates the variability of market conditions by examining the peak and trough of economic cycles.  These peaks and troughs are used to stress the base case model to develop a range of potential outcomes.  Management then determines the appropriate reserve through an evaluation of these various outcomes relative to current economic conditions and known risks in the portfolio.  For the year ended December 31, 2024 the range of outcomes would produce a 9.0% reduction or a 72.2% increase in reserves based on the best-case and worst-case scenarios, respectively.

The ACL is also discussed below in Item 7 under the heading “Allowance for Credit Losses” and in Note 5 to the Consolidated Financial Statements.

Liquidity Sources

As of December 31, 2024, the Corporation had approximately $140.0 million in unsecured lines of credit with its correspondent banks, $36.6 million available through a secured line of credit with the Federal Reserve Discount Window, and approximately $213.6 million of secured borrowings with the FHLB.   Additionally, the Corporation has access to the brokered money market and certificates of deposit markets.

Capital

The Bank’s capital ratios are strong, and the Bank is considered to be well-capitalized by applicable regulatory measures.

Adoption of New Accounting Standards and Effects of New Accounting Pronouncements

Note 1 to the Consolidated Financial Statements discusses new accounting pronouncements that, when adopted, could affect our future consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME REVIEW

Net Interest Income

Net interest income is our largest source of operating revenue and is the difference between the interest that we earn on our interest-earning assets and the interest expense we incur on our interest-bearing liabilities. For analytical and discussion purposes, net interest income is adjusted to an FTE basis to facilitate performance comparisons between taxable and tax-exempt assets by increasing tax-exempt income by an amount equal to the federal income taxes that would have been paid if this income were taxable at the statutorily applicable rate. This is a non-GAAP disclosure, and it is not materially different than the corresponding GAAP disclosure.

The table below summarizes net interest income for 2024 and 2023.

	GAAP		Non-GAAP - FTE
(in thousands)	2024	2023	2024	2023
Interest income	$91,993	$81,156	$92,222	$81,783
Interest expense	32,015	24,286	32,015	24,286
Net interest income	$59,978	$56,870	$60,207	$57,497
Net interest margin %	3.36%	3.22%	3.38%	3.26%

Net interest income, on a non-GAAP, FTE basis, increased by $2.7 million (4.7%) during the year ended December 31, 2024 when compared to the year ended December 31, 2023, driven by a $10.4 million (12.8%) increase in interest income, which was partially offset by an increase in interest expense of $7.7 million (31.8%).  The net interest margin, on an FTE basis, increased to 3.38% for the year ended December 31, 2024 from 3.26% for the year ended December 31, 2023.

Comparing the year ended December 31, 2024 with the year ended December 31, 2023, interest income increased by $10.4 million driven by an increase of $12.2 million in interest and fees on loans. The increase in interest on loans was primarily due to an increase of $87.2 million in average loan balance in 2024 when compared to 2023.  The rate earned on the loan portfolio increased by 53 basis points when comparing the year ended December 31, 2024 to the year ended December 31, 2023.  Investment income decreased by $1.3 million due to a $61.2 million reduction in average balances, which was partially offset by the 4-basis point increase in yield during 2024.  Other interest income decreased by $0.4 million during 2024 primarily due to a $10.0 million decrease in average balances held at the Federal Reserve in 2024 when compared to 2023.

The increase in interest expense for 2024 was driven by an increase in interest expense on deposits of $6.6 million due to an increase in average balances of $19.4 million and an increase in rate of 56 basis points.  Interest expense on short- term borrowings increased by $1.3 million due to a $10.5 million increase in average balances and a 222-basis point increase in rate due to utilization of the BTFP in 2024.

As shown below, the composition of total interest income between 2024 and 2023 remained relatively stable.

	% of Total Interest Income
	2024	2023
Interest and fees on loans	89%	86%
Interest on investment securities	8%	10%
Other	3%	4%

The following table sets forth the average balances, net interest income and expense, and average yields and rates for our interest-earning assets and interest-bearing liabilities for 2024 and 2023:

Distribution of Assets, Liabilities and Shareholders’ Equity

Interest Rates and Interest Differential – Tax Equivalent Basis

	For the Years Ended December 31
	2024			2023
(in thousands)	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Assets
Loans	$1,427,351	$81,819	5.73%	$1,340,118	$69,631	5.20%
Investment Securities:
Taxable	285,661	6,760	2.37%	335,888	7,173	2.14%
Non taxable	7,538	375	4.97%	18,471	1,279	6.92%
Total	293,199	7,135	2.43%	354,359	8,452	2.39%
Federal funds sold	55,117	2,874	5.21%	65,131	3,409	5.23%
Interest-bearing deposits with other banks	2,009	91	4.53%	2,585	93	3.60%
Other interest earning assets	4,565	303	6.64%	4,048	198	4.89%
Total earning assets	1,782,241	92,222	5.17%	1,766,241	81,783	4.63%
Allowance for credit losses	(18,064)			(16,561)
Non-earning assets	182,548			199,474
Total Assets	$1,946,725			$1,949,154
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$368,725	$6,288	1.71%	$362,070	$4,814	1.33%
Interest-bearing money markets- retail	413,353	14,287	3.46%	333,274	8,672	2.60%
Interest-bearing money markets- brokered	55	3	5.45%	—	—	0.00%
Savings deposits	180,393	183	0.10%	219,516	240	0.11%
Time deposits - Retail	147,193	4,226	2.87%	141,921	2,872	2.02%
Time deposits - Brokered	15,697	841	5.36%	49,209	2,600	5.28%
Short-term borrowings	58,444	1,477	2.53%	47,968	147	0.31%
Long-term borrowings	92,213	4,710	5.11%	94,271	4,941	5.24%
Total interest-bearing liabilities	1,276,073	32,015	2.51%	1,248,229	24,286	1.95%
Non-interest-bearing deposits	468,137			512,496
Other liabilities	33,326			32,320
Shareholders’ Equity	169,189			156,109
Total Liabilities and Shareholders’ Equity	$1,946,725			$1,949,154
Net interest income and spread		$60,207	2.66%		$57,497	2.68%
Net interest margin			3.38%			3.26%

Notes:

(1)	The above table reflects the average rates earned or paid stated on an FTE basis assuming a tax rate of 21% for 2024 and 2023. Non-GAAP interest income on an FTE basis for the years ended December 31, 2024 and 2023 were $229 and $627, respectively.
(2)	The average balances of non-accrual loans for the years ended December 31, 2024 and 2023, which were reported in the average loan balances for these years, were $8,471 and $3,171, respectively.
(3)	Net interest margin is calculated as net interest income divided by average earning assets.
(4)	The average yields on investments are based on amortized cost.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense of our average interest-earning assets and average interest-bearing liabilities for 2024 and 2023. This table distinguishes between the changes related to average outstanding balances (changes in volume created by holding the interest rate constant) and the changes related to average interest rates (changes in interest income or expense attributed to average rates created by holding the outstanding balance constant).

Interest Variance Analysis (1)

	2024 Compared to 2023
(in thousands and tax equivalent basis)	Volume	Rate	Net
Interest Income:
Loans	$4,536	$7,652	$12,188
Taxable investments	(1,075)	662	(413)
Non-taxable investments	(757)	(147)	(904)
Federal funds sold	(524)	(11)	(535)
Interest-bearing deposits	(21)	19	(2)
Other interest earning assets	25	80	105
Total interest income	2,184	8,255	10,439
Interest Expense:
Interest-bearing demand deposits	89	1,385	1,474
Interest-bearing money markets- retail	2,082	3,533	5,615
Interest-bearing money markets- brokered	55	(52)	3
Savings deposits	(43)	(14)	(57)
Time deposits - retail	106	1,248	1,354
Time deposits - brokered	(1,769)	10	(1,759)
Short-term borrowings	32	1,298	1,330
Long-term borrowings	(108)	(123)	(231)
Total interest expense	444	7,285	7,729
Net interest income	$1,740	$970	$2,710

Note:

(1)	The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Credit Losses

The provision for credit losses was $2.9 million for the year ended December 31, 2024 and $1.7 million for the year ended December 31, 2023.  Net charge-offs of $2.2 million were recorded for the year ended December 31, 2024 compared to net charge-offs of $0.9 million for 2023. The ratio of the ACL to loans outstanding was 1.23% at December 31, 2024 compared to 1.24% at December 31, 2023.  The ACL reflects a level commensurate with the risk inherent in our loan portfolio.

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

Other Operating Income

The following table shows the major components of other operating income for the past two years, exclusive of net gains, and the percentage changes during these years:

(in thousands)	2024	2023	% Change
Service charges on deposit accounts	$2,220	$2,198	1.00%
Other service charges	887	929	(4.52)%
Trust department income	9,094	8,282	9.80%
Debit card income	4,065	4,101	(0.88)%
Bank owned life insurance	1,345	1,261	6.66%
Brokerage commissions	1,449	1,160	24.91%
Other income	351	400	(12.25)%
Total other operating income	$19,411	$18,331	5.89%

Other operating income, exclusive of gains, increased by $1.1 million for the year ended December 31, 2024 when compared to the same period of 2023.  The increase was primarily a result of an increase of $1.1 million in wealth management income due to increased market values of assets under management, increased annuity sales and growth in new and existing customer relationships.

Net gains of $0.4 million were reported for the year ended December 31, 2024 compared to net losses of $3.9 million for the same period in 2023.   The Corporation recognized a $4.2 million loss in the sale of AFS investment securities as part of the balance sheet restructuring in the fourth quarter of 2023.  Gains on sales of residential mortgages were $0.4 million for the years ending December 31, 2024 and 2023.

The following table shows the components of net gains for the year ended December 31, 2024 and net losses for the year ended December 31, 2023.

(in thousands)	2024	2023
Net gains/(losses):
Available-for-sale securities:
Realized losses from sales and calls	—	(4,214)
Gains on sale of loans held for sale	414	381
Loss on disposal of fixed assets	—	(29)
Net gains/(losses)	$414	$(3,862)

Other Operating Expense

The following table compares the major components of other operating expense for 2024 and 2023:

(in thousands)	2024	2023	% Change
Salaries and employee benefits	$28,029	$27,520	1.85%
FDIC premiums	1,070	992	7.86%
Equipment	2,675	3,157	(15.27)%
Occupancy	2,878	3,441	(16.36)%
Data processing	5,761	5,384	7.00%
Marketing	674	833	(19.09)%
Professional services	1,948	2,133	(8.67)%
Contract labor	597	616	(3.08)%
Line rentals	408	466	(12.45)%
Total OREO expenses/(income), net	271	(89)	404.49%
Investor relations	293	345	(15.07)%
Contributions	234	229	2.18%
Other expenses	4,802	5,216	(7.94)%
Total other operating expense	$49,640	$50,243	(1.20)%

Other operating expenses decreased by $0.6 million for the year ended December 31, 2024 when compared to 2023.  The decrease was primarily attributable to a $1.0 million decrease in occupancy and equipment expenses related to the branch closures announced in 2023, a $0.2 million decrease in marketing expenses, and a $0.2 million decrease in professional services expenses. Other miscellaneous expenses decreased by $0.4 million driven by a $0.5 million decrease in check fraud expenses.  These decreases were partially offset by $0.5 million in increased salaries and employee benefits related to increased incentives, 401(k) expenses, wellness expenses, and reduced offsets related to loan origination costs, which were partially offset by reductions in life and health insurance costs.  Net OREO costs increased $0.4 million due to gains on the sale of OREO recognized in 2023, and $0.4 million in increased data processing expenses.

Applicable Income Taxes

We recognized a tax expense of $6.7 million in 2024 compared to a tax expense of $4.4 million in 2023. See the discussion under “Income Taxes” in Note 12 to the Consolidated Financial Statements presented elsewhere in this annual report for a detailed analysis of our deferred tax assets and liabilities.  Our effective income tax rates as a percentage of income for the years ended December 31, 2024 and December 31, 2023 were 24.5% and 22.7%, respectively.  The increase in the tax rate for the 2024 period was primarily related to changes in allocations of state income tax expense.

At December 31, 2024, the Corporation had Maryland Net Operating Losses (“NOLs”) of $36.3. million for which a deferred tax asset of $2.4 million has been recorded. There was also a Maryland state interest expense carryforward of $3.9 million, for which a deferred tax asset of $0.3 million has been recorded.  There has been and continues to be a full valuation allowance on these NOLs and interest expense deferred tax assets, based on management’s belief that it is more likely than not that these NOLs will not be realized prior to the expiration of their carry-forward periods because the Corporation will not generate sufficient taxable income in the future to fully utilize the NOLs. The valuation allowance was $2.6 million and $2.8 million at December 31, 2024 and 2023, respectively.

We have concluded that no valuation allowance is deemed necessary for our remaining federal and state deferred tax assets at December 31, 2024, as it is more likely than not that they will be realized based on the expected reversal of deferred tax liabilities, the generation of future income sufficient to realize the deferred tax assets as they reverse, and the ability to implement tax planning strategies to prevent the expiration of any carry-forward periods.

GAAP and Non-GAAP Measures

The following tables sets forth certain selected financial data for the years ended December 31, 2024 and 2023 under GAAP (as reported) and non-GAAP.  A non-GAAP financial measure is a numerical measure of historical or future financial performance, financial position or cash flows that excludes or includes amounts that are required to be disclosed in the most directly comparable measure calculated and presented in accordance with GAAP in the United States.  The Corporation’s management believes that the presentation of non-GAAP financial measures provides investors with a greater understanding of the Corporation’s operating results in addition to the results measured in accordance with GAAP.  While management uses these non-GAAP measures in its analysis of the Corporation’s performance, this information should not be viewed as a substitute for financial results determined in accordance with GAAP or considered to be more important than financial results determined in accordance with GAAP.

The following non-GAAP financial measures exclude losses on the sale of AFS securities in 2023 and accelerated depreciation and lease termination expenses related to the branch closures that occurred on February 29, 2024.

	For the year ended
	December 31,
	2024	2023
Per Share Data
Basic net income per common share - as reported	$3.15	$2.25
Basic net income per common share - non-GAAP	3.21	2.81
Diluted net income per common share - as reported	$3.15	$2.25
Diluted net income per common share - non-GAAP	3.21	2.81

Significant Ratios:

Return on Average Assets - as reported	1.06%	0.77%
Loss on sale of AFS securities, net of income tax effect	—	0.17
Accelerated depreciation and lease termination expenses, net of income tax effect	0.02	0.02
Adjusted Return on Average Assets (non-GAAP)	1.08%	0.96%

Return on Average Equity - as reported	12.16%	9.65%
Loss on sale of AFS securities, net of income tax effect	—	2.09
Accelerated depreciation and lease termination expenses, net of income tax effect	0.26	0.31
Adjusted Return on Average Equity (non-GAAP)	12.42%	12.05%

	Year Ended
(in thousands, except for per share amount)	2024	2023
Net income - as reported	$20,569	$15,060
Adjustments:
Loss on sale of securities	—	4,214
Accelerated depreciation and lease termination expenses	562	623
Income tax effect of adjustment	(137)	(1,097)
Adjusted net income (non-GAAP)	$20,994	$18,800

Basic and diluted earnings per share - as reported	$3.15	$2.25
Adjustments:
Loss on sale of securities	—	0.63
Accelerated depreciation and lease termination expenses	0.08	0.09
Income tax effect of adjustment	(0.02)	(0.16)
Adjusted basic and diluted earnings per share (non-GAAP)	$3.21	$2.81

CONSOLIDATED BALANCE SHEET REVIEW

Overview

Total assets at December 31, 2024 were $2.0 billion, representing a $67.2 million increase since December 31, 2023.  During 2024, cash and interest-bearing deposits in other banks increased by $28.6 million.  The investment portfolio decreased by $41.5 million primarily due to the maturities of $37.5 million of U.S. Treasury bonds during the year, normal principal amortization and maturities of our mortgage-backed securities and municipal portfolios.  Cash proceeds from investments were shifted to gross loans, which increased by $74.1 million. OREO decreased by $1.4 million due to sales of properties.  Pension assets increased by $6.6 million driven by increased market values.  Deferred tax assets decreased by $1.1 million as we experienced increased fair market values on AFS securities and pension assets when compared to December 31, 2023.

Total liabilities at December 31, 2024 were $1.8 billion, representing a $49.7 million increase since December 31, 2023.  Total deposits increased by $23.9 million when compared to December 31, 2023 related to increases in interest-bearing demand deposits of $35.9 million and money markets of $61.5 million, partially offset by the decrease of savings deposits by $20.3 million, retail time deposits of $22.4 million, and the repayment of $30.0 million in brokered certificates of deposits.  Short-term borrowings increased by $20.0 million since December 31, 2023, which were comprised of $50.0 million in overnight borrowings from the Federal Reserve offset by a shift of approximately $22.0 million from overnight investment sweep balances to FDIC insured accounts as a result of management’s strategy to release pledging of investment securities for municipalities in order to allow those securities to be available for liquidity. The overnight borrowings were replaced with brokered certificates of deposit in January 2025.  Long-term borrowings increased by $10.0 million in 2024.  Maturities of FHLB advances of $40.0 million in March and $40.0 million in September were fully repaid.  During the third quarter and after the Federal Reserve’s announcement that rates would be reduced by 50 basis points, management made the strategic decision to lock in borrowing costs by placing $90.0 million in FHLB advances with maturities of 12- and 18-months at a weighted average rate of 3.89%.  Of this amount, $41.1 million was utilized to prepay the principal and accrued interest of the BTFP borrowings at a rate of 4.87% that was scheduled to mature in January of 2025 and approximately $30.0 million was utilized to repay overnight borrowings related to the repayment of the $40.0 million FHLB advance that matured in September at a rate of 4.53%.  The remainder was used to fund loan growth in the fourth quarter of 2024.

As indicated below, the total interest-earning asset mix remained relatively constant at December 31, 2024 as compared to December 31, 2023. The mix for each year is illustrated below.

	Year End Percentage of Total Assets
	2024	2023
Cash and cash equivalents	4%	3%
Net loans	74%	73%
Investments	14%	16%

The year-end total liability mix has remained stable during the two-year period as illustrated below.

	Year End Percentage of Total Liabilities
	2024	2023
Total deposits	88%	89%
Total borrowings	10%	9%

Loan Portfolio

The Bank is actively engaged in originating loans to customers primarily in Allegany County, Frederick County, Garrett County, and Washington County in Maryland, and in Berkeley County, Mineral County, and Monongalia County, in West Virginia; and the surrounding regions of Maryland, West Virginia, Virginia and Pennsylvania. We have policies and procedures designed to mitigate credit risk and to maintain the quality of our loan portfolio. These policies include underwriting standards for new credits as well as continuous monitoring and reporting policies for asset quality and the adequacy of the ACL. These policies, coupled with ongoing training efforts, have provided effective checks and balances for the risk associated with the lending process. Lending authority is based on the type of the loan, and the experience of the lending officer.

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

Summary of Loan Portfolio

The following table presents the composition of our loan portfolio as of December 31 for the past two years:

(in millions)	2024	2023
Commercial real estate	$526.4	$493.7
Acquisition and development	95.3	77.1
Commercial and industrial	287.5	274.6
Residential mortgage	518.8	499.9
Consumer	52.8	61.4
Total Loans	$1,480.8	$1,406.7

Outstanding loans of $1.5 billion at December 31, 2024 reflected growth of $74.1 million in 2024.  Since December 31, 2023, commercial real estate loans increased by $32.7 million, acquisition and development loans increased by $18.2 million, commercial and industrial loans increased by $12.9 million, residential mortgage loans increased $18.9 million, and consumer loans decreased by $8.6 million.

New commercial loan production for the year ended December 31, 2024 was approximately $189.5 million.  The pipeline of commercial loans as of December 31, 2024 was approximately $11.5 million.  Commercial amortization and payoffs were approximately $114.1 million through December 31, 2024 due primarily to pay-offs of short-term commercial loans as well as normal amortizations of the commercial loan portfolio.

New residential mortgage loan production for year ended December 31, 2024 was approximately $73.5 million, with most of this production comprised of in-house loans.  The pipeline of in-house, portfolio loans as of December 31, 2024 was $5.3 million.  The residential mortgage production level declined in the fourth quarter of 2024 due to the increasing interest rates and seasonality of this line of business.

The following table presents loans in our commercial real estate portfolio by industry type at December 31, 2024.

(in thousands)	Non-owner-occupied	Owner-occupied	Multi-family	Total
Accommodations and food services	$71,234	$5,537	$-	$76,771
Administration and support, waste management, and remediation services	-	1,413	-	1,413
Agriculture, forestry, fishing and hunting	-	2,028	-	2,028
Arts, entertainment and recreation	-	4,428	-	4,428
Construction	2,036	5,733	-	7,769
Educational services	-	873	-	873
Finance and insurance	-	107	-	107
Health care and social assistance	6,465	12,683	-	19,148
Manufacturing	-	12,906	-	12,906
Other services (except public services)	2,207	16,882	308	19,397
Professional, scientific and technical services	-	2,091	-	2,091
Public administration	1,438	960	-	2,398
Commercial rental properties	4,000	3,335	400	7,735
Residential rental properties	178,864	86,758	-	265,622
Student rental properties	1,977	531	17,633	20,141
Mixed use rental properties	190	127	28,120	28,437
Storage units	27,843	-	-	27,843
Real estate rental and leasing- other	-	-	2,632	2,632
Retail trade	5	3,071	-	3,076
Transportation and warehousing	-	459	-	459
Wholesale trade	-	21,090	-	21,090
Total	$296,259	$181,012	$49,093	$526,364

Our loan portfolio does not consist of any loans secured by office buildings located in major metropolitan areas or that are over four stories or any retail properties rented to major big box retail tenants.

The following table sets forth the maturities, based upon contractual dates, for selected loan categories as of December 31, 2024:

Maturities of Loan Portfolio at December 31, 2024

Fixed Rate Loans

(in thousands)	Maturing Within One Year	Maturing After One Year But Within Five Years	Maturing After Five Years Within Fifteen Years	Maturing After Fifteen Years	Total
Commercial real estate	$83,475	$299,673	$31,067	$944	$415,159
Acquisition and development	37,568	12,962	46	—	50,576
Commercial and industrial	17,056	128,262	29,433	—	174,751
Residential mortgage	4,880	30,907	26,913	101,965	164,665
Consumer	1,127	30,999	9,872	1,576	43,574
Total Loans	$144,106	$502,803	$97,331	$104,485	$848,725

Variable Rate Loans

(in thousands)	Maturing Within One Year	Maturing After One Year But Within Five Years	Maturing After Five Years Within Fifteen Years	Maturing After Fifteen Years	Total
Commercial real estate	$8,933	$34,035	$37,270	$30,967	$111,205
Acquisition and development	10,765	20,276	6,737	6,960	44,738
Commercial and industrial	66,194	32,653	13,149	787	112,783
Residential mortgage	1,696	1,603	22,014	328,837	354,150
Consumer	3,833	2	606	4,751	9,192
Total Loans	$91,421	$88,569	$79,776	$372,302	$632,068

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

The following sets forth the amounts of non-accrual, past-due and modified loans for the past two years:

Risk Elements of Loan Portfolio

	At December 31,
(in thousands)	2024	2023
Non-accrual loans:
Commercial real estate	$656	$826
Acquisition and development	82	113
Commercial and industrial	1,838	—
Residential mortgage	2,181	2,988
Consumer	174	29
Total non-accrual loans	$4,931	$3,956
Accruing Loans Past Due 90 days or more:
Commercial real estate	317	—
Residential mortgage	$573	$459
Consumer	28	84
Total accruing loans past due 90 days or more	$918	$543
Total non-accrual and past due 90 days or more	$5,849	$4,499
Other repossessed assets	2,802	55
Other real estate owned	3,062	4,493
Total Non-performing assets	$11,713	$9,047
Modified Loans:
Performing	$1,006	$—
Total modified loans	$1,006	$—
Individually evaluated loans without a valuation allowance	$4,432	$2,963
Total individually evaluated loans	$4,432	$2,963

Non-accrual loans to total loans (as %)	0.33%	0.28%
Non-performing loans to total loans (as %)	0.39%	0.32%
Non-performing assets to total assets (as %)	0.59%	0.47%
Allowance for credit losses to non-accrual loans (as %)	368.49%	441.86%
Allowance for credit losses to non-performing assets (as %)	155.13%	193.21%

The following table sets forth the percent applicable by portfolio for non-accrual loans for the past two years:

Non-Accrual Loans as a % of Applicable Portfolio

	2024	2023
Commercial real estate	0.1%	0.2%
Acquisition and development	0.1%	0.1%
Commercial and industrial	0.6%	0.0%
Residential mortgage	0.4%	0.6%
Consumer	0.3%	0.0%

We would have recognized $0.8 million and $0.4 million in interest income for the years ended December 31, 2024 and 2023, respectively, had our non-accrual loans been current and performing in accordance with their terms.  During 2024 and 2023, we recognized, on a cash basis, $0.2 million and $0.3 million, respectively, of interest income on non-accrual loans that paid off.

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

A loan that is considered a non-accrual or modified loan may be subject to the individually evaluated loan analysis if the commitment is $0.1 million or greater; otherwise, the modified loan remains in the appropriate segment in the ACL model and associated reserves are adjusted based on changes in the discounted cash flows resulting from the modification of the modified loan.  For a discussion with respect to reserve calculations regarding individually evaluated loans, refer to the “Nonrecurring Loans” section in Note 17, Fair Value of Financial Instruments.

From time to time, we may modify certain loans to borrowers who are experiencing financial difficulty.  In some cases, these modifications may result in new loans.  Loan modifications to borrowers may be in the form of a principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, a term extension, or a combination thereof, among other things.  The below table shows details of loans modified to borrowers experiencing financial difficulty at December 31, 2024:

	December 31, 2024
(in thousands)	Term Extension	Percentage of Total Loan Type	Weighted Average Term and Principal Payment Extension
December 31, 2024
Owner-occupied commercial real estate	$884	0.38%	12 months
Commercial and industrial	122	0.04%	60 months
Total	$1,006

All loans presented in the table above were performing in accordance with their modified terms at December 31, 2024

Allowance for Credit Losses

Effective January 1, 2023, we adopted the accounting guidance in FASB’s Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments- Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments, universally referred to as CECL.   In connection with our adoption of ASU 2016-13, we made changes to our loan portfolio segments to align with the methodology of CECL.  Refer to Note 5, Loans and Related Allowance for Credit

Losses, for further discussion of these portfolio segments.  The adoption of ASU 2016-13 resulted in a Day 1 adjustment of $2.9 million to our ACL, including an increase of $2.0 million to the ACL for loans and $0.9 million to the ACL for unfunded commitments.  The Corporation recorded a net decrease to retained earnings of $2.2 million as of January 1, 2023 for the cumulative effect of adopting ASU 2016-13.

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

Management believes that it uses relevant information available to make determination about the ACL and that it has established the existing allowance in accordance with GAAP.  However, the determination of the ACL requires significant judgment, and estimates of expected credit losses in the loan portfolio can vary from the amounts actually observed.  While management uses available information to recognize expected credit losses, future additions to the ACL may be necessary based on changes in the loans comprising the portfolio, changes in the current and forecasted economic conditions, changes to the interest rate environment which may directly impact prepayment and curtailment rate assumptions, and changes in the financial condition of borrowers.

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

The ACL was $18.2 million at December 31, 2024 compared to $17.5 million at December 31, 2023. The provision for credit losses was $2.9 million for the year ended December 31, 2024 compared to $1.7 million for the year ended December 31, 2023.  The provision expense recorded in 2024 was primarily related to the movement of approximately $12.1 million of commercial and industrial loans to non-accrual in the first quarter of 2024 and loan growth  offset in future quarters related to reduction in non-accruals, strong asset quality and improvements in qualitative factors.  Net charge-offs of $2.2 million were recorded for the year ended December 31, 2024 and $0.9 million for the year ended December 31, 2023.  The ratio of the ACL to loans outstanding was 1.23% at December 31, 2024 and 1.24% at December 31, 2023.

The ratio of net charge-offs to average loans for the year ended December 31, 2024 was an annualized 0.16% compared to 0.07% for the year ended December 31, 2023. The increase in net charge-offs was related to our commercial and industrial portfolio charge-offs of equipment loan balances on one non-accrual relationship during 2024.  The consumer portfolio charge offs also increased during 2024 related to $0.4 million in charge-offs of overdrawn demand deposit balances during the first quarter and $0.1 million in charge offs of student loan accounts. Our special assets team continues to effectively collect on charged-off loans, resulting in ongoing overall low charge-off ratios.

Accruing loans past due 30 days or more was 0.32% at December 31, 2024 compared to 0.24% at December 31, 2023. Non-accrual loans totaled $4.9 million at December 31, 2024 compared to $4.0 million at December 31, 2023. The increase in non-accrual balances at December 31, 2024 related to two commercial and industrial loan relationships totaling $12.1 million that were moved to non-accrual during the first quarter of 2024.  Subsequent to being moved to non-accrual, one of the borrowers liquidated collateral and reduced the balances by $5.5 million.  Additionally, a total of $2.8 million in collateral was moved to repossessed assets in the fourth quarter of 2024.  We recognized $1.3 million in net charge-offs and $3.0 million in principal reductions on the other commercial credit during 2024 related to the liquidation of collateral at depressed prices.  The Bank continues to liquidate collateral on both loan relationships.

Management believes that the ACL at December 31, 2024 is adequate to provide for losses over the life of the loan portfolio. Amounts that will be recorded for the provision for credit losses in future periods will depend upon trends in the loan balances, including the composition of the loan portfolio, changes in loan quality and loss experience trends, potential recoveries on previously charged-off loans and changes in other qualitative factors. Management also applies interest rate risk, collateral value and debt service sensitivity analyses to the commercial real estate loan portfolio and obtains new appraisals on specific loans under defined parameters to assist in the determination of the periodic provision for credit losses.

The following table presents a summary of the activity in the ACL by major loan category for the past two years.

Analysis of Activity in the Allowance for Credit Losses

	For the Years Ended December 31,
(in thousands)	2024	2023
Balance, January 1	$17,480	$14,636
Impact of CECL Adoption	—	2,066
Charge-offs:
Commercial real estate	—	(87)
Commercial and industrial	(1,610)	(423)
Residential mortgage	(45)	(55)
Consumer	(1,369)	(874)
Total charge-offs	(3,024)	(1,439)
Recoveries:
Commercial real estate	82	7
Acquisition and development	52	11
Commercial and industrial	212	186
Residential mortgage	75	73
Consumer	364	240
Total recoveries	785	517
Net credit losses	(2,239)	(922)
Provision for credit losses	2,929	1,700
Balance at end of period	$18,170	$17,480

Allowance for credit losses to total loans (as %)	1.23%	1.24%

Net (Charge-offs)/Recoveries as a % of Average Applicable Portfolio

	2024	2023
Commercial real estate	0.0%	0.0%
Acquisition and development	0.1%	0.0%
Commercial and industrial	(0.5%)	(0.1%)
Residential mortgage	0.0%	0.0%
Consumer	(1.9%)	(1.0%)

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

Allocation of the Allowance for Credit Losses

	For the Years Ended December 31,
(in thousands)	2024	% of Total ACL	2023	% of Total ACL
Commercial real estate	$5,272	29%	$5,120	29%
Acquisition and development	909	5%	940	5%
Commercial and industrial	4,205	23%	3,717	21%
Residential mortgage	7,010	39%	6,774	39%
Consumer	774	4%	929	6%
Total	$18,170	100%	$17,480	100%

Investment Securities

The following table sets forth the composition of our investment securities portfolio by major category as of the indicated dates:

	At December 31,
	2024			2023
(in thousands)	Amortized Cost	Fair Value (FV)	FV As % of Total	Amortized Cost	Fair Value (FV)	FV As % of Total
Securities Available-for-Sale:
U.S. government agencies	$7,000	$6,115	6%	$7,000	$6,034	6%
Residential mortgage-backed agencies	24,621	20,196	21%	24,781	20,563	21%
Commercial mortgage-backed agencies	37,205	28,634	30%	36,258	28,417	29%
Collateralized mortgage obligations	21,069	17,726	19%	19,725	16,356	17%
Obligations of states and political subdivisions	6,533	6,209	7%	10,486	10,312	11%
Corporate bonds	1,000	896	1%	1,000	778	1%
Collateralized debt obligations	18,686	14,718	16%	18,671	14,709	15%
Total available for sale	$116,114	$94,494	100%	$117,921	$97,169	100%
Securities Held to Maturity:
U.S. treasuries	$—	$—	0%	$37,462	$37,219	20%
U.S. government agencies	68,301	57,109	39%	68,014	57,029	31%
Residential mortgage-backed agencies	32,171	28,611	20%	29,588	26,717	14%
Commercial mortgage-backed agencies	21,134	15,340	11%	21,413	16,052	9%
Collateralized mortgage obligations	49,439	39,715	27%	53,261	43,288	24%
Obligations of states and political subdivisions	4,511	3,985	3%	4,604	4,110	2%
Total held to maturity	$175,556	$144,760	100%	$214,342	$184,415	100%

The total fair value of AFS securities was $94.5 million and the book value of HTM securities totaled $175.6 million at December 31, 2024, representing a decrease of $2.7 million and $38.8 million, respectively, since December 31, 2023.  In 2024, $37.5 million in U.S. Treasury bonds matured and the proceeds were used to repay the $40.0 million FHLB advance that matured in March.  Additionally, there were $15.0 million in maturities, calls, and principal paydowns in the portfolio.  New investment purchases in the amount of $11.2 million were made during 2024 to enhance the overall yield of the portfolio. Management intends to hold the portfolio relatively stable in 2025 by reinvesting cashflows back into the portfolio to enhance the overall yield of the portfolio.  The investment portfolio is primarily utilized for liquidity purposes, management of interest sensitivity and collateralization needs.

As discussed in Note 17 to the Consolidated Financial Statements presented elsewhere in this report, we measure fair market values based on the fair value hierarchy established in FASB’s Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Level 3 prices or valuation techniques require inputs that are both significant to the valuation assumptions and are not readily observable in the market (i.e., supported with little or no market activity). These Level 3 instruments are valued based on both observable and unobservable inputs derived from the best available data, some of which is internally developed, and considers risk premiums that a market participant would require.

Approximately $79.8 million of the AFS portfolio was valued using Level 2 pricing and had net unrealized losses of $17.7 million at December 31, 2024. The remaining $14.7 million of the AFS securities represents the collateralized debt obligation (“CDO”) portfolio, which was valued using significant unobservable inputs, or Level 3 pricing. The $4.0 million in net unrealized losses associated with the CDO portfolio relates to nine pooled trust preferred securities.

The following table sets forth the contractual or estimated maturities of the components of our investment securities portfolio as of December 31, 2024 and the weighted average yields on a tax-equivalent basis.

Investment Security Maturities, Yields, and Fair Values at December 31, 2024

(in thousands)	1 Year To 5 Years	5 Years To 10 Years	Over 10 Years	Total Fair Value
Securities Available-for-Sale:
U.S. government agencies	$4,802	$—	$1,313	$6,115
Residential mortgage-backed agencies	—	18,222	1,974	20,196
Commercial mortgage-backed agencies	22,868	5,766	—	28,634
Collateralized mortgage obligations	1,182	13,096	3,448	17,726
Obligations of states and political subdivisions	250	2,320	3,639	6,209
Corporate bonds	—	896	—	896
Collateralized debt obligations	—	—	14,718	14,718
Total available for sale	$29,102	$40,300	$25,092	$94,494
Percentage of total	30.80%	42.65%	26.55%	100.00%
Weighted average yield	2.53%	2.22%	11.06%	4.66%
Held to Maturity:
U.S. government agencies	$11,990	$32,556	$12,563	$57,109
Residential mortgage-backed agencies	1,550	5,968	21,093	28,611
Commercial mortgage-backed agencies	6,985	8,355	—	15,340
Collateralized mortgage obligations	1,882	17,487	20,346	39,715
Obligations of states and political subdivisions	—	1,806	2,179	3,985
Total held to maturity	$22,407	$66,172	$56,181	$144,760
Percentage of total	15.48%	45.71%	38.81%	100.00%
Weighted average yield	2.35%	2.26%	3.22%	2.65%

The weighted average yield was calculated using historical cost balances and does not give effect to changes in fair value.

Deposits

The following table sets forth the deposit balances by major category for December 31, 2024 and 2023:

Deposit Balances

	2024		2023
(in thousands)	Actual Balance	Percent	Actual Balance	Percent
Non-interest-bearing demand deposits	$426,737	27%	$427,670	28%
Interest-bearing deposits:
Demand	386,803	25%	350,860	22%
Money market- retail	447,149	28%	385,649	25%
Money market- brokered	1	0%	—	0%
Savings deposits	170,972	11%	191,265	12%
Time deposits - retail	143,167	9%	165,533	11%
Time deposits - brokered	—	0%	30,000	2%
Total Deposits	$1,574,829	100%	$1,550,977	100%

Total deposits at December 31, 2024 increased by $23.9 million when compared to December 31, 2023.  Interest-bearing demand deposits increased by $35.9 million in 2024, which included the shift of approximately $22.0 million from overnight investment sweep balances to FDIC insured accounts due to management’s strategy to release pledging of investment securities for municipalities to provide additional liquidity.  Money market accounts increased by $61.5 million due primarily to the expansion of current and new relationships throughout the year and a shift from certificates of deposit.  Traditional savings accounts decreased by $20.3 million and time deposits decreased by $52.4 million.  The decrease in time deposits was due to a decrease of $22.4 million in retail CDs related to maturities of a nine-month special CD promotion in 2023 and the maturity and repayment of $30.0 million in brokered CDs during the year.  The Bank has worked closely with customers as these retail CDs mature to transition them to other deposit and wealth management products offered by the Bank.

The following table summarizes the percentage of deposits that are insured by deposit insurance or otherwise fully collateralized by securities compared to uninsured deposits as of December 31, 2024 and December 31, 2023.

	2024		2023
(in thousands)	Balance	Percent	Balance	Percent
Insured deposits	$1,192,182	76%	$1,212,934	78%
Uninsured but collateralized deposits	77,369	5%	116,723	8%
Uninsured and uncollateralized deposits	305,278	19%	221,320	14%
	$1,574,829	100%	$1,550,977	100%

The following table summarizes the percentage of deposit balances from retail customers compared to business customers as of December 31, 2024 and December 31, 2023.

	2024		2023
(in thousands)	Balance	Percent	Balance	Percent
Retail deposits	$798,664	51%	$820,954	53%
Business deposits	776,165	49%	730,023	47%
	$1,574,829	100%	$1,550,977	100%

Borrowed Funds

The following shows the composition of our borrowings at December 31:

(in thousands)	2024	2023
Overnight borrowings at Federal Reserve Discount Window	$50,000	$—
Securities sold under agreements to repurchase	$15,409	$45,418
Total short-term borrowings	$65,409	$45,418

Long-term FHLB advances	$90,000	$80,000
Junior subordinated debentures	$30,929	$30,929
Total long-term borrowings	$120,929	$110,929

Total borrowings	$186,338	$156,347

Average balance (from Table 1)	$150,657	$142,239

The following is a summary of short-term borrowings at December 31 with original maturities of less than one year:

(in thousands)	2024	2023
Overnight borrowings, weighted average interest rate of 4.50% at December 31, 2024	$50,000	$—
Securities sold under agreements to repurchase:
Outstanding at end of year	$15,409	$45,418
Weighted average interest rate at year end	0.24%	0.27%
Maximum amount outstanding as of any month end	$44,415	$59,777
Average amount outstanding	29,085	50,498
Approximate weighted average rate during the year	0.26%	0.24%

Short-term borrowings increased by $20.0 million when compared to December 31, 2023 due to an increase of $50.0 million in overnight borrowings from the Federal Reserve, offset by a shift of approximately $22.0 million in overnight investment sweep balances into FDIC insured accounts due to management’s strategy to release pledging of investment securities for municipalities to provide additional liquidity.  The overnight borrowings were replaced with brokered certificates of deposit in January 2025.  Long-term borrowings increased by $10.0 million when compared to December 31, 2023.  Maturities of FHLB advances of $40.0 million in March and $40.0 million in September were fully repaid.  During the third quarter and after the Federal Reserve’s announcement that rates would be reduced by 50 basis points, management made the strategic decision to lock in borrowing costs by placing $90.0 million in FHLB advances with maturities of 12- and 18-months and a weighted average rate of 3.89%.  Of this amount, $41.1 million was utilized to prepay the principal and accrued interest of the BTFP borrowing at a rate of 4.87% that was scheduled to mature in January of 2025 and approximately $30.0 million was utilized to repay overnight borrowings related to the repayment of the September $40.0 million maturity at a rate of 4.53%.   The remainder was used to fund loan growth in the fourth quarter of 2024.

Management will continue to closely monitor interest rates within the context of its overall asset-liability management process. See the discussion under the heading “Interest Rate Sensitivity” in this Item 7 for further information on this topic.

At December 31, 2024, we had additional borrowing capacity with the FHLB totaling $213.6 million, an additional $140.0 million of unused lines of credit with correspondent financial institutions, and $36.6 million of an unused secured line of credit with the Federal Reserve Discount Window.  See Note 9 to the Consolidated Financial Statements

presented elsewhere in this annual report for further details about our borrowings and additional borrowing capacity, which is incorporated herein by reference.

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

Loan commitments and letters of credit totaled $251.3 million and $16.5 million, respectively, at December 31, 2024. Management does not believe that any of the foregoing arrangements have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. We are not a party to any other off-balance sheet arrangements. See Note 16 to the Consolidated Financial Statements presented elsewhere in this annual report for additional information on these arrangements.

Capital Resources

We require capital to fund loans, satisfy our obligations under the Bank’s letters of credit, meet the deposit withdraw demands of the Bank’s customers, and satisfy our other monetary obligations. To the extent that deposits are not adequate to fund our capital requirements, we can rely on the funding sources identified below under the heading “Liquidity Management”.  At December 31, 2024, the Bank had $140.0 million available through unsecured lines of credit with correspondent banks, $36.6 million net available through a secured line of credit with the Federal Reserve Discount Window and approximately $213.6 million net available through the FHLB.  Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our ability to meet our future capital requirements.

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

At December 31, 2024, the Corporation’s total risk-based capital ratio was 15.92% and the Bank’s total risk-based capital ratio was 14.59%, both of which were well above the regulatory minimum of 8%. The total risk-based capital ratios of the Corporation and the Bank at December 31, 2023 were 15.64% and 14.05%, respectively.

At December 31, 2024, the most recent notification from the regulators categorizes the Bank as “well capitalized” under the regulatory framework for prompt corrective action. See Note 3 to the Consolidated Financial Statements presented elsewhere in this annual report for additional information regarding regulatory capital ratios.

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

It is our policy to manage our affairs so that liquidity needs are fully satisfied through normal Bank operations. That is, the Bank will manage its liquidity to minimize the need to make unplanned sales of assets or to borrow funds under emergency conditions. The Bank will use funding sources where the interest cost is relatively insensitive to market changes in the short run (periods of one year or less) to satisfy operating cash needs. The remaining normal funding will come from interest-sensitive liabilities, either deposits or borrowed funds. When the marginal cost of needed wholesale funding is lower than the cost of raising this funding in the retail markets, the Corporation may supplement retail funding with external funding sources such as:

●	Unsecured Fed Funds lines of credit with upstream correspondent banks (M&T Bank, Atlantic Community Bankers Bank, Community Bankers Bank, PNC Financial Services, Pacific Coast Banker’s Bank and Zions Bancorp).
●	Secured advances with the FHLB of Atlanta, which are collateralized by eligible one-to-four family residential mortgage loans, home equity lines of credit, commercial real estate loans. Cash and various securities may also be pledged as collateral.
●	Secured line of credit with the Federal Reserve Discount Window for use in borrowing funds up to 90 days, using eligible investment securities as collateral.
●	Brokered deposits, including CDs and money market funds, provide a method to generate deposits quickly. These deposits are strictly rate driven but often provide the most cost-effective means of funding growth.
●	One Way Buy CDARS/ICS funding – a form of brokered deposits that has become a viable supplement to brokered deposits obtained directly.

The following table presents sources of liquidity available to the Corporation as of December 31, 2024.

(in thousands)	Total Availability	Amount Used	Net Availability
Internal Sources
Excess cash	$62,251	$-	$62,251
Unpledged securities	39,865	-	39,865
External Sources
Federal Reserve (discount window)	86,624	50,000	36,624
Correspondent unsecured lines of credit	140,000	-	140,000
FHLB	309,787	96,214	213,573
	$638,527	$146,214	$492,313

We have adequate liquidity available to respond to current and anticipated liquidity demands and are not aware of any trends or demands, commitments, events or uncertainties that are likely to materially affect our ability to maintain liquidity at satisfactory levels.

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

At December 31, 2024, we were asset sensitive.

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

Based on the simulation analysis performed at December 31, 2024 and 2023, management estimated the following changes in net interest income, assuming the indicated rate changes:

(in thousands)	2024	2023
+400 basis points	$5,722	$4,464
+300 basis points	$5,300	$3,353
+200 basis points	$4,253	$2,255
+100 basis points	$2,391	$1,155
-100 basis points	$(2,851)	$(1,280)
-200 basis points	$(5,424)	$(3,102)
-300 basis points	$(8,080)	$(5,249)
-400 basis points	$(11,151)	$(8,086)

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of First United Corporation

Oakland, Maryland

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of First United Corporation (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Credit Losses on Loans – Reasonable and Supportable Forecasts and Assumptions

The allowance for credit losses (the “ACL”) is an accounting estimate of the expected credit losses in the loans held for investment portfolio over the life of an exposure (or pool of exposures). Expected credit losses are measured on a collective (pooled) basis for financial assets with similar risk characteristics. The ACL is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans as described in Notes 1 and 5 of the consolidated financial statements. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount.

The Company’s methodology for estimating the allowance for credit losses on loans includes quantitative and qualitative components of the calculation. The quantitative analysis includes using a discounted cash flow (DCF) model for determining the allowance for credit losses. Management leverages economic projections from a third-party source for its forecasts over the forecast period. Economic forecast models include but are not limited to unemployment, the Consumer Price Index, the Housing Affordability Index, and Gross State Product (“loss drivers”). These forecasts are assumed to revert to the long-term average and are utilized in the model to estimate the probability of default and the loss given default, which vary over time. Forecast and reversion periods as well as the application and monitoring of economic forecast models are considered assumptions applied by management. Based on management’s review and analysis of internal, external, and model risks, management may adjust the quantitative model output with qualitative adjustments. Management developed a qualitative framework in which maximum loss rates are established considering economic forecasts that serve as the basis for determining the reasonableness of the quantitative model’s output and necessary adjustments.

We determined that auditing the forecasts and assumptions, including the application and monitoring of quantitative forecast models using the loss drivers, was a critical audit matter as it involved significant judgment by management, which led especially a high degree of auditor judgment and subjectivity and increased audit effort, including the involvement of specialists to obtain audit evidence related to the forecasts.

The primary procedures performed to address this critical audit matter included the following:

●	Tested the effectiveness of the Company’s controls that addressed the following:

o	Application and monitoring of the forecast models that are used to determine the quantitative component and used in determining the basis for qualitative adjustments.

o	Relevance and reliability of reasonable and supportable forecast data and the reasonableness of significant model assumptions input into the model.

●	Use of specialists to test application of the forecast models that are used to determine the quantitative component and used in determining the basis for qualitative adjustments.

●	Evaluated the reasonableness of reasonable and supportable economic forecasts and the significant model assumptions, including the relevance and reliability of data used in the model.

/s/  Crowe LLP

We have served as the Company's auditor since 2021.

Washington, D.C.

March 20, 2025

First United Corporation and Subsidiaries

Consolidated Statements of Financial Condition

(In thousands, except per share amounts)

	December 31,
	2024	2023
Assets
Cash and due from banks	$77,020	$48,343
Interest bearing deposits in banks	1,307	1,410
Cash and cash equivalents	78,327	49,753
Investment securities – available-for-sale (at fair value)	94,494	97,169
Investment securities – held to maturity, net of allowance for credit losses of $59 and $45, respectively (fair value of $144,760 at December 31, 2024 and $184,415 at December 31, 2023)	175,497	214,297
Restricted investment in bank stock, at cost	5,768	5,250
Loans held for sale (at lower of cost or fair value)	806	443
Loans	1,480,793	1,406,667
Unearned fees	(442)	(340)
Allowance for credit losses	(18,170)	(17,480)
Net loans	1,462,181	1,388,847
Premises and equipment, net	30,081	31,459
Goodwill and other intangibles	11,773	12,103
Bank owned life insurance	48,952	47,607
Deferred tax assets	9,989	11,133
Other real estate owned	3,062	4,493
Other repossessed assets	2,802	55
Right of use assets	1,204	1,367
Pension asset	17,824	11,208
Accrued interest receivable	7,473	7,487
Other assets	22,789	23,189
Total Assets	$1,973,022	$1,905,860
Liabilities and Shareholders’ Equity
Liabilities:
Non-interest bearing deposits	$426,737	$427,670
Interest bearing deposits	1,148,092	1,123,307
Total deposits	1,574,829	1,550,977
Short-term borrowings	65,409	45,418
Long-term borrowings	120,929	110,929
Operating lease liability	1,384	1,556
SERP deferred compensation	8,335	9,777
Allowance for credit losses on unfunded commitments	863	873
Accrued interest payable	489	612
Other liabilities	20,065	22,515
Dividends payable	1,424	1,330
Total Liabilities	1,793,727	1,743,987
Shareholders’ Equity:
Common Stock – par value $0.01 per share; Authorized 25,000,000 shares; issued and outstanding 6,471,096 shares at December 31, 2024 and 6,639,888 shares at December 31, 2023	65	66
Surplus	20,476	23,734
Retained earnings	189,002	173,900
Accumulated other comprehensive loss	(30,248)	(35,827)
Total Shareholders’ Equity	179,295	161,873
Total Liabilities and Shareholders’ Equity	$1,973,022	$1,905,860

See notes to consolidated financial statement

First United Corporation and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share data)

	Year Ended
	December 31,
	2024	2023
Interest income
Interest and fees on loans	$81,756	$69,569
Interest on investment securities
Taxable	6,760	7,173
Exempt from federal income tax	209	714
Total investment income	6,969	7,887
Other	3,268	3,700
Total interest income	91,993	81,156
Interest expense
Interest on deposits	25,828	19,198
Interest on short-term borrowings	1,477	147
Interest on long-term borrowings	4,710	4,941
Total interest expense	32,015	24,286
Net interest income	59,978	56,870
Credit loss expense
Credit loss expense - loans	2,929	1,700
Credit loss expense- debt securities held to maturity	14	45
Credit loss credit- unfunded commitments	(10)	(125)
Total credit loss expense	2,933	1,620
Net interest income after provision for credit losses	57,045	55,250
Other operating income
Net losses on investments, available for sale	—	(4,214)
Net gains on sales of residential mortgage loans	414	381
Net losses on disposal of fixed assets	—	(29)
Net gains/(losses)	414	(3,862)
Service charges on deposit accounts	2,220	2,198
Other service charges	887	929
Trust department	9,094	8,282
Debit card income	4,065	4,101
Bank owned life insurance	1,345	1,261
Brokerage commissions	1,449	1,160
Other	351	400
Total other income	19,411	18,331
Total other operating income	19,825	14,469
Other operating expenses
Salaries and employee benefits	28,029	27,520
FDIC premiums	1,070	992
Equipment	2,675	3,157
Occupancy	2,878	3,441
Data processing	5,761	5,384
Marketing	674	833
Professional services	1,948	2,133
Contract labor	597	616
Line rentals	408	466
Total OREO expense/(income), net	271	(89)
Investor relations	293	345
Contributions	234	229
Other	4,802	5,216
Total other operating expenses	49,640	50,243
Income before income tax expense	$27,230	$19,476
Provision for income tax expense	6,661	4,416
Net Income	$20,569	$15,060
Basic net income per share	$3.15	$2.25
Diluted net income per share	$3.15	$2.25
Weighted average number of basic shares outstanding	6,527	6,686
Weighted average number of diluted shares outstanding	6,540	6,701

See notes to consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended
	December 31,
Comprehensive Income	2024	2023
Net Income	$20,569	$15,060
Other comprehensive income, net of tax and reclassification adjustments
Available for sale securities:
Unrealized holding gains/(losses) on investments with credit related impairment	52	(845)
Reclassification adjustment for gains realized in income	202	202
Other comprehensive losses on investments with credit related impairment	(150)	(1,047)

Unrealized holding (losses)/gains on all other AFS investments	(783)	83
Reclassification adjustment for losses realized in income	—	(4,214)
Other comprehensive (loss)/income on all other AFS investments	(783)	4,297

Held to maturity securities:
Unrealized holding gains on HTM investments	—	—
Reclassification adjustment for amortization realized in income	(688)	(682)
Other comprehensive income on HTM investments	688	682

Cash flow hedges:
Unrealized holding losses on cash flow hedges	(301)	(310)
Other comprehensive loss on cash flow hedges	(301)	(310)

Pension plan assets:
Unrealized holding gains on pension plan assets	5,375	2,180
Reclassification adjustment for amortization of unrecognized loss realized in income	(811)	(998)
Other comprehensive income on pension plan liability	6,186	3,178

SERP liability:
Unrealized holding gains/(losses) on SERP liability	1,773	(2,448)
Reclassification adjustment for amortization of unrecognized (loss)/income realized in income	(157)	7
Other comprehensive gains/(losses) on SERP liability	1,930	(2,455)
Other comprehensive income before income tax	7,570	4,345
Income tax credit related to other comprehensive income	(1,991)	(1,146)
Other comprehensive income, net of tax	5,579	3,199
Comprehensive Income	$26,148	$18,259

See notes to consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except number of shares)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Total Shareholders' Equity
Balance at January 1, 2023	$67	24,409	166,343	(39,026)	151,793
Adoption of ASC 326- Financial Instruments- Credit Losses			(2,155)		(2,155)
Net income			15,060		15,060
Other comprehensive income, net of tax				3,199	3,199
Common stock issued - 55,558 shares		293			293
Common stock dividend declared - $0.80 per share			(5,348)		(5,348)
Stock based compensation		527			527
Stock repurchase - 82,098 shares	(1)	(1,495)			(1,496)
Balance at December 31, 2023	66	23,734	173,900	(35,827)	161,873
Net income			20,569		20,569
Other comprehensive income, net of tax				5,579	5,579
Common stock issued- 33,008 shares		290			290
Common stock dividend declared - $0.84 per share			(5,467)		(5,467)
Stock based compensation		483			483
Stock repurchase- 201,800 shares	(1)	(4,031)			(4,032)
Balance at December 31, 2024	$65	$20,476	$189,002	$(30,248)	$179,295

See notes to consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	December 31,
	2024	2023
Operating activities
Net income	$20,569	$15,060
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,933	1,620
Depreciation	3,301	3,799
Stock based compensation	483	527
Amortization of intangible assets	330	330
Gains on sales of other real estate owned, net	(161)	(599)
Write-downs of other real estate owned	—	23
Origination of loans held for sale	(10,641)	(4,832)
Proceeds from sales of loans held for sale	10,692	4,770
Gains on sales of loans held for sale	(414)	(381)
Losses on disposal of fixed assets, net	—	29
Net accretion of investment securities discounts and premiums- AFS	(96)	(51)
Net accretion of investment securities discounts and premiums- HTM	(597)	(805)
Net losses on sales of investment securities – available-for-sale	—	4,214
Amortization of deferred loan fees	(175)	(98)
Deferred tax benefit	(825)	(889)
Earnings on bank owned life insurance	(1,345)	(1,261)
Amortization of operating lease right of use assets	163	787
Amortization of operating lease liabilities	(172)	(1,073)
Decrease/(increase) in accrued interest receivable and other assets	2,553	(4,932)
(Decrease)/increase in accrued interest payable and other liabilities	(4,317)	6,232
Net cash provided by operating activities	22,281	22,470
Investing activities
Proceeds from maturities/calls of investment securities available-for-sale	8,581	7,497
Proceeds from maturities/calls of investment securities held-to-maturity	43,929	26,110
Proceeds from sales of investment securities available-for-sale	—	20,249
Purchases of investment securities available-for-sale	(6,678)	—
Purchases of investment securities held-to-maturity	(4,546)	(3,988)
Proceeds from sales of other real estate owned	1,826	1,041
Proceeds from disposal of fixed assets	—	14
Net increase in FHLB stock	(518)	(4,223)
Net increase in loans	(79,106)	(128,056)
Purchases of premises and equipment	(1,923)	(353)
Net cash used in investing activities	(38,435)	(81,709)
Financing activities
Net increase/(decrease) in deposits	23,852	(19,756)
Proceeds from issuance of common stock	290	293
Cash dividends paid on common stock	(5,373)	(5,217)
Net increase/(decrease) in short-term borrowings	19,991	(19,147)
Stock repurchase	(4,032)	(1,496)
Proceeds from long-term borrowings	90,000	80,000
Payments on long-term borrowings	(80,000)	—
Net cash provided by financing activities	44,728	34,677
Increase/(decrease) in cash and cash equivalents	28,574	(24,562)
Cash and cash equivalents at beginning of the year	49,753	74,315
Cash and cash equivalents at end of period	$78,327	$49,753
Supplemental information
Interest paid	$32,138	$23,825
Taxes paid	$5,383	$6,126
Non-cash investing activities:
Transfers from loans to other repossessed assets	$2,747	$—
Transfers from loans to other real estate owned	$271	$225

See notes to consolidated financial statements

First United Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Business

First United Corporation is a Maryland corporation chartered in 1985 and a financial holding company registered with the Board of Governors of the Federal Reserve System (the “FRB”) under the Bank Holding Company Act of 1956, as amended, that elected financial holding company status in 2021.  The Corporation’s primary business is serving as the parent company of First United Bank & Trust, a Maryland trust company (the “Bank”), First United Statutory Trust I (“Trust I”) and First United Statutory Trust II (“Trust II” and together with Trust I, the “Trusts”), both Connecticut statutory business trusts.  The Trusts were formed for the purpose of selling trust preferred securities that qualified as Tier 1 capital. The Bank has two consumer finance company subsidiaries - OakFirst Loan Center, Inc., a West Virginia corporation, and OakFirst Loan Center, LLC, a Maryland limited liability company (together with OakFirst Loan Center, Inc., (the “OakFirst Loan Centers”) - and two subsidiaries that it uses to hold real estate acquired through foreclosure or by deed in lieu of foreclosure - First OREO Trust, a Maryland statutory trust, and FUBT OREO I, LLC, a Maryland limited liability company. In addition, the Bank owns 99.9% of the limited partnership interests in Liberty Mews Limited Partnership, a Maryland limited partnership formed for the purpose of acquiring, developing and operating low-income housing units in Garrett County, Maryland (“Liberty Mews”), and a 99.9% non-voting membership interest in MCC FUBT Fund, LLC, an Ohio limited liability company formed for the purpose of acquiring, developing and operating low-income housing units in Allegany County, Maryland (the “MCC Fund”).

First United Corporation and its subsidiaries operate principally in four counties in Western Maryland and three counties in West Virginia.

As used in these Notes, the terms “the Corporation”, “we”, “us”, and “our” mean First United Corporation and, unless the context clearly suggests otherwise, its consolidated subsidiaries.

Basis of Presentation

The financial information is presented, in all material respects, in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and with general practices for financial institutions.  All significant intercompany transactions and accounts have been eliminated.  Certain reclassifications have been made to prior year amounts to conform with current year classifications.  In the opinion of management, all adjustments (all of which are normal recurring in nature) that are necessary for a fair statement are reflected in the consolidated financial statements.

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

Significant Concentrations of Credit Risk

Most of the Corporation’s relationships are with customers located in Western Maryland and Northeastern West Virginia.  At December 31, 2024, approximately 6%, or $95.3 million, of total loans were secured by real estate acquisition, construction and development projects, with $95.2 million performing according to their contractual terms and $0.1 million considered to be individually evaluated loans based on management’s concerns about the borrowers’ ability to comply with present repayment terms. The $0.1 million in individually evaluated loans were all classified as non-accrual as of December 31, 2024.  Additionally, loans collateralized by commercial rental properties represented 21% of the total loan portfolio as of December 31, 2024.  Note 4, Investment Securities, discusses the types of securities in which the Corporation invests and Note 5, Loans and Related Allowance for Credit Loss, discusses the Corporation’s lending activities.

Investments

The investment portfolio is classified and accounted for based on the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, Investments – Debt and Equity Securities. Securities bought and held principally for the purpose of selling them in the near term are classified as trading account securities and reported at fair value with unrealized gains and losses included in net gains/losses in other operating income. Securities purchased with the intent and ability to hold the securities to maturity are classified as held-to-maturity (“HTM”) securities and are recorded at amortized cost. All other investment securities are classified as available-for-sale (“AFS”). These securities are held for an indefinite period of time and may be sold in response to changing market and interest rate conditions or for liquidity purposes as part of our overall asset/liability management strategy. AFS securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of other comprehensive income included in the consolidated statement of comprehensive income, net of applicable income taxes.

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

The Corporation adopted ASC Topic 326 using the prospective transition approach for debt securities for which other than temporary impairment (“OTTI”) had been recognized prior to January 1, 2023, such as AFS collateralized debt obligations.  As a result, the amortized cost basis for such debt securities remained the same before and after the effective date of ASC Topic 326.  The effective interest rate on these debt securities was not changed.  Amounts previously written off are recognized in other comprehensive income (“OCI”) as of January 1, 2023 relating to improvements in cash flows expected to be collected are accreted into income over the remaining life of the asset.  Recoveries of amounts previously written off relating to improvements in cash flows after January 1, 2023 are recorded in earnings when received.

Restricted Investment in Bank Stock

The Corporation owns non-marketable equity securities in a combination of the Federal Home Loan Bank (“FHLB”) of Atlanta, Atlantic Community Bankers Bank and Community Banker’s Bank.  These securities are carried at cost, classified as restricted securities, and periodically evaluated for impairment based on ultimate recovery of par value.

The Corporation recognizes dividend income on a cash basis. For the years ended December 31, 2024 and December 31, 2023, dividends of $302,665 and $198,457, respectively, were recorded in other operating income.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or full repayment by the borrower are reported at their unpaid principal balance outstanding, adjusted for any deferred fees or costs pertaining to origination. Loans that management has the intent to sell are reported at the lower of cost or fair value determined on an individual basis.  There were $0.8 million and $0.4 million in loans held for sale at December 31, 2024 and December 31, 2023, respectively.

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

Generally, consumer installment loans are not placed on non-accrual status but are charged off after they are 120 days contractually past due. Loans other than consumer installment loans are charged-off based on an evaluation of the facts and circumstances of each individual loan.

Allowance for Credit Losses

An ACL is maintained to absorb losses from the Corporation’s financial assets in accordance with ASC Topic 326:  Financial Instruments- Credit Losses.

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

Held-to-Maturity Securities

The ACL on HTM securities is a contra-asset valuation account, calculated in accordance with ASC 326.  Management measures expected credit losses on HTM debt securities on a collective basis by major security type.  Management has elected not to measure an ACL for accrued interest on securities. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts.

Management classifies the HTM portfolio into the following major security types:  securities issued or guaranteed by U.S. government agencies and corporations (including U.S. treasuries, agency bonds, and U.S. guaranteed residential mortgage-backed securities, commercial mortgage-backed securities, and collateralized mortgage obligations), rated municipal securities, and unrated municipal securities.  With regard to securities issued by U.S. government agencies and corporations, it is expected that the securities will not settle at prices less than the amortized cost bases of the securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government.  Accordingly, no ACL has been recorded on these securities.  With regard to securities issued by states and political subdivisions, management considers (i) issuer bond ratings, (ii) historical loss rates for given bond ratings, and (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. Non-rated securities are evaluated internally based on financial performance and expected future cash flows.

Available-for-Sale Securities

For any AFS debt security in an unrealized loss position, the Corporation first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery to its amortized cost basis.  If either criterion regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income.  For AFS debt securities that do not meet the aforementioned criteria, the Corporation evaluates whether the decline in fair value has resulted from credit losses or other factors.  In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors.  If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security.  If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis.  Any impairment that has not been recorded through the ACL is recognized in OCI.

The Corporation adopted ASC Topic 326 using the prospective transition approach for debt securities for which OTTI had been recognized prior to January 1, 2023, such as AFS collateralized debt obligations.  As a result, the amortized cost basis for such debt securities remained the same before and after the effective date of ASC Topic 326.  The effective interest rate on these debt securities was not changed.  Amounts previously written off are recognized in OCI as of January 1, 2023 relating to improvements in cash flows expected to be collected are accreted into income over the remaining life of the asset.  Recoveries of amounts previously written off relating to improvements in cash flows after January 1, 2023 are recorded in earnings when received.

Loans

An ACL is maintained as a valuation account that is deducted from the Corporation’s loan portfolio’s amortized cost basis to present the net amount expected to be collected on the loans.  Loans are charged off against the ACL when management believes the uncollectibility of a loan balance is confirmed.  Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

Management estimates the allowance balance using relevant available information from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts.  Historical credit loss experience provides the basis for the estimation of expected credit losses.  Adjustments to historical loss information are made for differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental condition, such as changes in unemployment rates, property values, or other relevant factors.

The ACL includes an estimate of credit losses for pooled loans utilizing the Discounted Cash Flow (“DCF”) method.  Reserves for pooled loans are estimated by calculating the amount by which the outstanding principal balance exceeds the current estimate of the present value of future cash flows discounted at the loan’s original effective interest rate.  The ACL also includes an estimate of credit losses related to loans that are individually evaluated, known as Individually Evaluated Loans, or IELs.  Generally, an IEL reserve is calculated as the excess of the loan’s current outstanding principal balance, or general ledger balance if the loan is non-accrual, compared to the estimated fair value of the related collateral, less cost to sell, if any.

Management evaluates individual loans in all of the commercial segments for possible impairment if the loan is greater than $500,000 or is part of a relationship that is greater than $750,000 and (i) is either in non-accrual status or (ii) is risk-rated Substandard and is greater than 60 days past due. Loans are considered to be individually evaluated when, based on current information and events, they no longer share the same risk characteristics of other loans within our portfolio. Factors considered by management in evaluating loans include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The Bank does not separately evaluate individual consumer and residential mortgage loans, unless such loans are part of larger relationship that is individually evaluated; otherwise, loans in these segments are considered individually evaluated when they are classified as non-accrual.

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

A loan that is considered a non-accrual or modified loan may be subject to the individually evaluated loan analysis if the commitment is $0.1 million or greater; otherwise, the modified loan remains in the appropriate segment in the ACL model and associated reserves are adjusted based on changes in the discounted cash flows resulting from the modification of the modified loan.  For a discussion with respect to reserve calculations regarding individually evaluated loans, refer to the “Nonrecurring Loans” section in Note 17, Fair Value of Financial Instruments.   For a discussion with respect to loans modified to borrowers experiencing financial difficulty, refer to the “Loan Modifications for Borrowers Experiencing Financial Difficulty” section in Note 5, Loans and Related Allowance for Credit Losses.

The evaluation of the need and amount of a specific allocation of the ACL and whether a loan can be removed from impairment status is made on a quarterly basis.

Loan Commitments and Allowance for Credit Loss on Unfunded Commitments

Financial instruments include unfunded commitments such as commitments to make loans and commercial letters of credit issued to meet customer financing needs.  The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for unfunded commitments is represented by the contractual amount of those instruments.  Such financial instruments are recorded when they are funded.

The Corporation records an ACL on unfunded commitments through a charge to provision for credit loss expense in the Corporation’s Consolidated Statement of Income.  The ACL on unfunded commitments is estimated by loan segment at each balance sheet date under the CECL model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur, and is included in the ACL on unfunded commitments as a liability on the Corporation’s Consolidated Balance Sheet.

Loan Modifications

In situations where, for economic or legal reasons related to a borrower’s financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a modified loan.  Management strives to identify borrowers in financial difficulty early and work with them to modify the loan to more affordable terms before their loan reaches nonaccrual status.  The Corporation modifies loans to borrowers in financial distress by providing principal forgiveness, term extension, an other-than-insignificant payment delay, or interest rate reductions.  When principal forgiveness is provided, the amount of forgiveness is charged-off against the ACL.  These concessions are intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral.   See Note 5, Loans and Related Allowance for Credit Losses, for more detail related to the accounting of modified loans.

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

Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. Other intangible assets have finite lives and are reviewed for impairment annually. At December 31, 2024, other intangible assets included $0.4 million for the purchase of certain assets from a wealth company and $0.4 million for the purchase of certain assets of a mortgage company.  These assets are amortized over their estimated useful lives either on a straight-line or sum-of-the-years basis over varying periods that initially did not exceed five years.

Bank-Owned Life Insurance (“BOLI”)

BOLI policies are recorded at their cash surrender values. Changes in the cash surrender values are recorded as other operating income.

Other Real Estate Owned (“OREO”)

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less the cost to sell at the date of foreclosure, with any losses charged to the ACL, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Changes in the valuation allowance, sales gains and losses, and revenue and expenses from holding and operating properties are all included in total net OREO expenses.

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

Defined Benefit Plans

The defined benefit pension plan and supplemental executive retirement plan are accounted for in accordance with ASC Topic 715, Compensation – Retirement Benefits. Under the provisions of ASC Topic 715, the defined benefit pension plan and the supplemental executive retirement plan are recognized as liabilities in the Consolidated Statement of Financial Condition, and unrecognized net actuarial losses, prior service costs and a net transition asset are recognized as a separate component of other comprehensive loss, net of tax. Actuarial gains and losses in excess of 10 percent of the greater of plan assets or the pension benefit obligation are amortized over a blend of future service of active employees and life expectancy of inactive participants. Refer to Note 14, Employee Benefit Plans, for a further discussion of the pension plan and supplemental executive retirement plan obligations.

Statement of Cash Flows

Cash and cash equivalents are defined as cash and due from banks and interest-bearing deposits in banks in the Consolidated Statements of Cash Flows.  Cash flows are reported for customer loan and deposit transactions and interest-bearing deposits in banks.

Trust Assets and Income

Assets held in an agency or fiduciary capacity are not the Bank’s assets and, accordingly, are not included in the Consolidated Statements of Financial Condition. Income from the Bank’s trust department represents fees charged to customers and recognized through revenue recognition.  Refer to Note 19, Revenue Recognition, and Note 20, Segment Reporting, for further discussion.

Business Segments

The Corporation operates in two business segments in which separate financial information is available and evaluated regularly by the Corporation’s Chief Operating Decision Maker (“CODM”), which consists of an internal team of the Corporation’s executive directors including the Chief Executive Officer, Chief Financial Officer, and Chief Wealth Officer.  The Company’s reportable operating segments include community banking and wealth management.  The CODM regularly makes decisions regarding how to allocate resources and assesses performance based on the financial results of these segments.  Refer to Note 20, Segment Reporting, for further discussion.

Stock Repurchases

Under the Maryland General Corporation Law, shares of capital stock that are repurchased are cancelled and treated as authorized but unissued shares. When a share of capital stock is repurchased, the payment of the repurchase price reduces stated capital by the par value of that share (currently, $0.01 for common stock), and any excess over par value reduces capital surplus.  In 2024, the Corporation repurchased 201,800 shares of common stock at a weighted average price of $19.99 per share.  In 2023, the Corporation repurchased 82,098 shares of common stock at a weighted average price of $16.79 per share.

Recent Accounting Pronouncements

Newly Adopted Pronouncements in 2024

In March 2023, FASB issued ASU No. 2023-02, “Investments- Equity Method and Joint Ventures (Topic 323):  Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.”  ASU No. 2023-02 is intended to improve the accounting and disclosures for investment in tax credit structures.  ASU No. 2023-02 allows entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits.  Previously, this method was only available for qualifying tax equity investments in low-income housing tax credit structures.  ASU No. 2023-02 became effective in 2024 and did not have a significant impact on our financial statements.

In November 2023, FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280):  Improvement to Reportable Segment Disclosures.”  ASU No. 2023-07 expands segment disclosure requirements for public entities to require disclosure of significant segment expense and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually.  ASU No. 2023-07 became effective for our annual financial statements in 2024 and will be effective for interim periods starting in fiscal year 2025.  See Note 20, Segment Reporting, for updated disclosures related to ASU No. 2023-07.

Recently issued but not yet effective Accounting Pronouncements

In December 2023, FASB issued ASU No. 2023-09, “Income Taxes (Topic 740):  Improvements to Income Tax Disclosures.”  ASU 2023-09 requires public business entities to disclose in their rate reconciliation table additional categories of information about Federal, state, and foreign income taxes and to provide more details about the reconciling items in some categories if items meet a quantitative threshold.  ASU No. 2023-09 also requires all entities to disclose income taxes paid, net of refunds, disaggregated by Federal, state, and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold, among other things.  ASU No. 2023-09 is effective in 2025 and is not expected to have a significant impact on our financial statements.

In November 2024, FASB issued ASU No. 2024-03, “Income Statement- Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40):  Disaggregation of Income Statement Expenses.”  ASU No. 2024-03 requires disaggregated disclosure of income statement expenses for public business entities.  ASU No. 2024-03 requires new financial statement disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense caption.  The prescribed categories include, among other things, employee compensation, depreciation, and intangible asset amortization.  Additionally, entities must disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses.  ASU No. 2024-03 is effective on a prospective basis for annual periods beginning in 2027, and interim periods within fiscal years beginning in 2028, though early adoption and retrospective application is permitted.  ASU No. 2024-03 is not expected to have a significant impact on our financial statements.

2. Earnings Per Common Share

Basic earnings per common share is derived by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents. Diluted earnings per share is derived by dividing net income available to common shareholders by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents. There were no anti-dilutive shares at December 31, 2024 or 2023.

The following table sets forth the calculation of basic and diluted earnings per common share for the years ended December 31, 2024 and 2023:

	2024			2023
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Income	Shares	Amount

Basic Earnings Per Share:

Net income	$20,569	6,527	$3.15	$15,060	6,686	$2.25

Diluted Earnings Per Share:

Restricted stock units		13			15

Net income	$20,569	6,540	$3.15	$15,060	6,701	$2.25

3. Regulatory Capital Requirements

Banks and holding companies are subject to regulatory capital requirements administered by Federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  The net unrealized gain or loss on AFS securities is included in computing regulatory capital.  Management believes that, as of December 31, 2024, the Corporation and Bank met all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  As of December 31, 2024, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The following table presents the Bank’s capital ratios for years ended December 31, 2024 and 2023:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2024
Total Capital (to risk-weighted assets)	224,114	14.59%	122,883	8.00%	153,603	10.00%
Tier 1 Capital (to risk-weighted assets)	205,022	13.35%	92,162	6.00%	122,883	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)	205,022	13.35%	69,122	4.50%	99,842	6.50%
Tier 1 Capital (to average assets)	205,022	10.70%	76,739	4.00%	95,924	5.00%
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023
Total Capital (to risk-weighted assets)	207,767	14.05%	118,292	8.00%	147,865	10.00%
Tier 1 Capital (to risk-weighted assets)	189,370	12.81%	88,719	6.00%	118,292	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)	189,370	12.81%	66,540	4.50%	96,112	6.50%
Tier 1 Capital (to average assets)	189,370	9.92%	76,233	4.00%	95,291	5.00%

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

4. Investment Securities

The following table shows a comparison of amortized cost and fair values of investment securities at December 31, 2024 and 2023:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
December 31, 2024
Available for Sale:
U.S. government agencies	$7,000	$—	$885	$—	$6,115
Residential mortgage-backed agencies	24,621	—	4,425	—	20,196
Commercial mortgage-backed agencies	37,205	—	8,571	—	28,634
Collateralized mortgage obligations	21,069	—	3,343	—	17,726
Obligations of states and political subdivisions	6,533	—	324	—	6,209
Corporate bonds	1,000	—	104	—	896
Collateralized debt obligations	18,686	—	3,968	—	14,718
Total available for sale	$116,114	$—	$21,620	$—	$94,494

(in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value	Allowance for Credit Losses
December 31, 2024
Held to Maturity:
U.S. government agencies	$68,301	$—	$11,192	$57,109	$—
Residential mortgage-backed agencies	32,171	1	3,561	28,611	—
Commercial mortgage-backed agencies	21,134	—	5,794	15,340	—
Collateralized mortgage obligations	49,439	—	9,724	39,715	—
Obligations of states and political subdivisions	4,511	177	703	3,985	59
Total held to maturity	$175,556	$178	$30,974	$144,760	$59

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
December 31, 2023
Available for Sale:
U.S. government agencies	$7,000	$—	$966	$—	$6,034
Residential mortgage-backed agencies	24,781	—	4,218	—	20,563
Commercial mortgage-backed agencies	36,258	—	7,841	—	28,417
Collateralized mortgage obligations	19,725	—	3,369	—	16,356
Obligations of states and political subdivisions	10,486	15	189	—	10,312
Corporate bonds	1,000	—	222	—	778
Collateralized debt obligations	18,671	—	3,962	—	14,709
Total available for sale	$117,921	$15	$20,767	$—	$97,169

(in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value	Allowance for Credit Losses
December 31, 2023
Held to Maturity:
U.S. treasuries	$37,462	$—	$243	$37,219	$—
U.S. government agencies	68,014	—	10,985	57,029	—
Residential mortgage-backed agencies	29,588	42	2,913	26,717	—
Commercial mortgage-backed agencies	21,413	—	5,361	16,052	—
Collateralized mortgage obligations	53,261	—	9,973	43,288	—
Obligations of states and political subdivisions	4,604	177	671	4,110	45
Total held to maturity	$214,342	$219	$30,146	$184,415	$45

Proceeds from sales and calls of AFS securities and the realized gains and losses for the years ended December 31, 2024 and 2023 are as follows:

(in thousands)	2024	2023
Proceeds	$—	$20,249
Gross realized losses	—	4,214

The Corporation’s AFS security portfolio includes securities with a fair value of $93.3 million and $94.7 million, respectively, which had unrealized losses of $21.6 million and $20.8 million at December 31, 2024 and 2023, respectively.  The Corporation does not have the intent to sell these securities, and it is likely that it will not be required to sell these securities before their anticipated recoveries.

The following table shows the Corporation’s securities with gross unrealized and unrecognized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized position, at December 31, 2024 and 2023:

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrealized Losses	Number of Investments	Fair Value	Unrealized Losses	Number of Investments
December 31, 2024
Available for Sale:
U.S. government agencies	$—	$—	—	$6,115	$885	2
Residential mortgage-backed agencies	1,974	18	1	18,222	4,407	3
Commercial mortgage-backed agencies	1,688	59	1	26,946	8,512	8
Collateralized mortgage obligations	2,892	50	1	14,834	3,293	9
Obligations of states and political subdivisions	1,224	18	2	3,742	306	3
Corporate Bonds	—	—	—	896	104	1
Collateralized debt obligations	—	—	—	14,718	3,968	9
Total available for sale	$7,778	$145	5	$85,473	$21,475	35

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrecognized Losses	Number of Investments	Fair Value	Unrecognized Losses	Number of Investments
December 31, 2024
Held to Maturity:
U.S. government agencies	—	—	—	57,109	11,192	9
Residential mortgage-backed agencies	8,291	132	5	20,243	3,429	35
Commercial mortgage-backed agencies	—	—	—	15,340	5,794	2
Collateralized mortgage obligations	—	—	—	39,715	9,724	8
Obligations of states and political subdivisions	—	—	—	2,179	703	1
Total held to maturity	$8,291	$132	5	$134,586	$30,842	55

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrealized Losses	Number of Investments	Fair Value	Unrealized Losses	Number of Investments
December 31, 2023
Available for Sale:
U.S. government agencies	$—	$—	—	$6,034	$966	2
Residential mortgage-backed agencies	—	—	—	20,563	4,218	3
Commercial mortgage-backed agencies	—	—	—	28,417	7,841	8
Collateralized mortgage obligations	—	—	—	16,356	3,369	9
Obligations of states and political subdivisions	1,145	20	2	6,668	169	3
Corporate Bonds	—	—	—	778	222	1
Collateralized debt obligations	—	—	—	14,709	3,962	9
Total available for sale	$1,145	$20	2	$93,525	$20,747	35

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrecognized Losses	Number of Investments	Fair Value	Unrecognized Losses	Number of Investments
December 31, 2023
Held to Maturity:
U.S. treasuries	$—	$—	—	$37,219	$243	4
U.S. government agencies	—	—	—	57,029	10,985	9
Residential mortgage-backed agencies	—	—	—	22,613	2,913	35
Commercial mortgage-backed agencies	—	—	—	16,052	5,361	2
Collateralized mortgage obligations	—	—	—	43,288	9,973	8
Obligations of states and political subdivisions	—	—	—	2,205	671	1
Total held to maturity	$—	$—	—	$178,406	$30,146	59

As of December 31, 2024 and December 31, 2023, the Corporation recorded ACL of approximately $59,000 and $45,000, respectively, related to one bond in the HTM security portfolio.

The amortized cost and estimated fair value of securities by contractual maturity at December 31, 2024 are shown in the following table. Actual maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(in thousands)	Amortized Cost	Fair Value
Contractual Maturity
Available for sale:
Due after one year through five years	$5,250	$5,052
Due after five years through ten years	3,394	3,216
Due after ten years	24,575	19,670
	33,219	27,938
Residential mortgage-backed agencies	24,621	20,196
Commercial mortgage-backed agencies	37,205	28,634
Collateralized mortgage obligations	21,069	17,726
Total available for sale	$116,114	$94,494
Held to Maturity:
Due after one year through five years	$12,500	$11,990
Due after five years through ten years	40,546	34,362
Due after ten years	19,766	14,742
	72,812	61,094
Residential mortgage-backed agencies	32,171	28,611
Commercial mortgage-backed agencies	21,134	15,340
Collateralized mortgage obligations	49,439	39,715
Total held to maturity	$175,556	$144,760

At December 31, 2024 and 2023, AFS investment securities with a fair value of $71.6 million and $50.5 million, respectively, and HTM investment securities with a book value of $161.2 million and $141.8 million, respectively, were pledged as permitted or required to secure public deposits, for securities sold under agreements to repurchase as required or permitted by law and as collateral for borrowing capacity.

5. Loans and Related Allowance for Credit Losses

The following table summarizes the primary segments of the loan portfolio as of December 31, 2024 and December 31, 2023:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
December 31, 2024
Individually evaluated for impairment	$574	$—	$2,048	$1,810	$—	$4,432
Collectively evaluated for impairment	525,790	95,314	285,486	517,005	52,766	1,476,361
Total loans	$526,364	$95,314	$287,534	$518,815	$52,766	$1,480,793
December 31, 2023
Individually evaluated for impairment	$826	$—	$—	$2,137	$—	$2,963
Collectively evaluated for impairment	492,877	77,060	274,604	497,734	61,429	1,403,704
Total loans	$493,703	$77,060	$274,604	$499,871	$61,429	$1,406,667

In the ordinary course of business, executive officers and directors of the Corporation, including their families and companies in which certain directors are principal owners, were loan customers of the Bank. Changes in the dollar amount of loans outstanding to officers, directors and their affiliates were as follows for the year ended December 31:

(in thousands)	2024
Balance at January 1	$5,346
Loans or advances	171
Repayments	(809)
Balance at December 31	$4,708

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.

The following table presents the classes of the loan portfolio at December 31, 2024 and December 31, 2023, summarized by the aging categories of performing loans and non-accrual loans.

(in thousands)	Current	30-59 Day Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due and still accruing	Non- Accrual	Total Loans
December 31, 2024
Commercial real estate
Non owner-occupied	$296,259	$—	$—	$—	$—	$—	$296,259
All other CRE	228,875	257	—	317	574	656	230,105
Acquisition and development
1-4 family residential construction	16,630	—	—	—	—	—	16,630
All other A&D	78,588	—	14	—	14	82	78,684
Commercial and industrial	285,675	—	21	—	21	1,838	287,534
Residential mortgage
Residential mortgage - term	447,161	66	2,411	504	2,981	2,100	452,242
Residential mortgage – home equity	65,824	371	228	69	668	81	66,573
Consumer	52,117	364	83	28	475	174	52,766
Total	$1,471,129	$1,058	$2,757	$918	$4,733	$4,931	$1,480,793
December 31, 2023
Commercial real estate
Non owner-occupied	$296,343	$—	$—	$—	$—	$227	$296,570
All other CRE	196,123	411	—	—	411	599	197,133
Acquisition and development
1-4 family residential construction	18,224	—	—	—	—	—	18,224
All other A&D	58,723	—	—	—	—	113	58,836
Commercial and industrial	274,465	120	19	—	139	—	274,604
Residential mortgage
Residential mortgage - term	433,878	130	717	384	1,231	2,720	437,829
Residential mortgage – home equity	61,021	520	158	75	753	268	62,042
Consumer	60,576	463	277	84	824	29	61,429
Total	$1,399,353	$1,644	$1,171	$543	$3,358	$3,956	$1,406,667

Non-accrual loans that have been subject to partial charge-offs totaled $0.7 million at December 31, 2024 and $0.1 million at December 31, 2023.  Loans secured by 1-4 family residential real estate properties in the process of foreclosure totaled $1.6 million at December 31, 2024 and $1.8 million at December 31, 2023.

A loan that is considered a non-accrual or modified loan may be subject to the individually evaluated loan analysis if the commitment is $0.1 million or greater; otherwise, the modified loan remains in the appropriate segment in the ACL model and associated reserves are adjusted based on changes in the discounted cash flows resulting from the modification of the modified loan.  For a discussion with respect to reserve calculations regarding individually evaluated loans, refer to the “Nonrecurring Loans” section in Note 17, Fair Value of Financial Instruments.

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

Commercial Real Estate- loans are secured by commercial purpose real estate, including both owner-occupied properties and properties obtained for investment purposes, such as hotels, strip malls and apartments.  Operations of the individual projects as well as global cash flows of the debtors are the primary source of repayment of these loans.  The condition of the local economy is an important indicator of risk, but there are more specific risks depending on the collateral type as well as the business.

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

Commercial and Industrial- loans are made to operating companies or manufacturers for the purpose of production, operating capacity, accounts receivable, inventory or equipment financing.  Cash flow from the operations of the borrower is the primary source of repayment for these loans.  The condition of the local economy is an important indicator of risk, but there are also more specific risks depending on the industry of the borrower.  Collateral for these types of loans often do not have sufficient value in a distressed or liquidation scenario to satisfy the outstanding debt.  These loans are also made to local municipalities for various purposes including refinancing existing obligations, infrastructure up-fit and expansion, or to purchase new equipment.  The primary repayment source for local municipalities includes the tax base of the municipality, specific revenue streams related to the infrastructure financed, and other business operations of the municipal authority.  The health and stability of state and local economies directly impacts each municipality’s tax basis and are important indicators of risk for this segment.  The ability of each municipality to increase taxes and fees to offset service requirements give this type of loan a very low risk profile in the continuum of the Corporation’s loan portfolio.

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

Consumer- loans are made to individuals and may be either secured by assets other than real estate or unsecured.  This segment includes automobile loans and unsecured loans and lines of credit.  The primary source of repayment for these loans is the income and assets of the borrower.  The condition of the local economy, in particular the unemployment rate, is an important indicator of risk for this segment.  The value of the collateral, if there is any, is less likely to be a source of repayment due to less certain collateral values.

The following table presents the amortized cost basis of collateral-dependent individually evaluated loans as of December 31, 2024:

	December 31, 2024
(in thousands)	Real Estate	Non-Accrual Loans with No Allowance
Commercial real estate	$574	$574
Residential mortgage	1,810	1,810
Total Loans	$2,384	$2,384

The following tables present the activity in the ACL for the years ended December 31, 2024 and 2023:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
Beginning balance at January 1, 2024	$5,120	$940	$3,717	$6,774	$929	$—	$17,480
Loan charge-offs	—	—	(1,610)	(45)	(1,369)	—	(3,024)
Recoveries collected	82	52	212	75	364	—	785
Credit loss expense/(credit)	70	(83)	1,886	206	850	—	2,929
ACL balance at December 31, 2024	$5,272	$909	$4,205	$7,010	$774	$—	$18,170
Beginning balance at January 1, 2023 prior to adoption of ASC 326	$6,345	$979	$2,845	$3,160	$877	$430	$14,636
Impact of adopting ASC 326	(1,143)	(15)	1,334	2,112	208	(430)	2,066
Charge-offs	(87)	—	(423)	(55)	(874)	—	(1,439)
Recoveries	7	11	186	73	240	—	517
Loan loss (credit)/expense	(2)	(35)	(225)	1,484	478	—	1,700
ACL balance at December 31, 2023	$5,120	$940	$3,717	$6,774	$929	$—	$17,480

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

The Corporation has elected to forecast the first four quarters of the credit loss estimate and revert on a straight-line basis as permitted in ASC 326-20-30-9.  Based on the final values in the forecast and the uncertainty of a post-pandemic recovery, management has elected to revert over eight quarters.  By reverting these modeling inputs to their historical mean and considering loan/borrower specific attributes, our models are intended to yield a measurement of expected credit losses that reflects our average historical loss rates for periods subsequent to the reversion period.

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

The following tables present loan balances by year of origination and internally assigned risk ratings for our portfolio segments as of dates presented:

								Total
						2019 and		Portfolio
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Loans
December 31, 2024
Commercial real estate:
Non-owner-occupied
Pass	$22,807	$23,454	$73,649	$28,941	$52,080	$89,977	$1,960	$292,868
Special Mention	—	—	—	—	706	—	—	706
Substandard	—	—	—	—	—	2,685	—	2,685
Total non-owner occupied	22,807	23,454	73,649	28,941	52,786	92,662	1,960	296,259
Current period gross charge-offs	—	—	—	—	—	—	—	—
All other CRE
Pass	42,855	32,599	29,951	24,073	16,842	72,630	4,535	223,485
Special Mention	—	—	—	—	199	—	—	199
Substandard	994	—	—	1,744	—	3,453	230	6,421
Total all other CRE	43,849	32,599	29,951	25,817	17,041	76,083	4,765	230,105
Current period gross charge-offs	—	—	—	—	—	—	—	—
Acquisition and development:
1-4 family residential construction
Pass	11,686	3,317	—	—	—	—	1,627	16,630
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total acquisition and development	11,686	3,317	—	—	—	—	1,627	16,630
Current period gross charge-offs	—	—	—	—	—	—	—	—
All other A&D
Pass	23,304	24,114	10,672	1,848	1,773	9,230	7,661	78,602
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	82	—	82
Total all other A&D	23,304	24,114	10,672	1,848	1,773	9,312	7,661	78,684
Current period gross charge-offs	—	—	—	—	—	—	—	—
Commercial and industrial:
Pass	35,898	29,786	65,663	17,558	6,777	13,758	75,440	244,880
Special Mention	4,250	13,000	3,500	—	1,842	—	9,084	31,676
Substandard	122	—	1,209	680	6,562	692	1,713	10,978
Total commercial and industrial	40,270	42,786	70,372	18,238	15,181	14,450	86,237	287,534
Current period gross charge-offs	465	—	125	892	41	87	—	1,610
Residential mortgage:
Residential mortgage - term
Pass	32,582	70,643	91,775	78,892	35,790	133,725	1,235	444,642
Special Mention	—	—	684	840	—	—	—	1,524
Substandard	—	—	60	1,054	—	4,923	39	6,076
Total residential mortgage - term	32,582	70,643	92,519	80,786	35,790	138,648	1,274	452,242
Current period gross charge-offs	—	—	—	—	—	30	—	30
Residential mortgage - home equity
Pass	171	803	3,948	696	361	622	59,307	65,908
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	33	12	620	665
Total residential mortgage - home equity	171	803	3,948	696	394	634	59,927	66,573
Current period gross charge-offs	—	—	15	—	—	—	—	15
Consumer:
Pass	11,132	10,945	6,312	3,525	1,091	16,593	2,833	52,431
Special Mention	—	—	—	—	—	—	—	—
Substandard	3	177	100	24	25	4	2	335
Total consumer	11,135	11,122	6,412	3,549	1,116	16,597	2,835	52,766
Current period gross charge-offs	204	314	109	64	23	655	—	1,369
Total Portfolio Loans
Pass	180,435	195,661	281,970	155,533	114,714	336,535	154,598	1,419,446
Special Mention	4,250	13,000	4,184	840	2,747	—	9,084	34,105
Substandard	1,119	177	1,369	3,502	6,620	11,851	2,604	27,242
Total Portfolio Loans	$185,804	$208,838	$287,523	$159,875	$124,081	$348,386	$166,286	$1,480,793
Current YTD Period:
Current period gross charge-offs	$669	$314	$249	$956	$64	$772	$—	$3,024

								Total
						2018 and		Portfolio
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Loans
December 31, 2023
Commercial real estate:
Non-owner-occupied
Pass	$23,511	$65,878	$30,332	$54,270	$40,575	$65,134	$1,138	$280,838
Special Mention	—	—	—	—	—	4,331	—	4,331
Substandard	—	—	—	—	—	11,401	—	11,401
Total non-owner occupied	23,511	65,878	30,332	54,270	40,575	80,866	1,138	296,570
Current period gross charge-offs	—	—	—	—	—	87	—	87
All other CRE
Pass	30,130	27,379	27,042	20,691	22,879	60,054	4,495	192,670
Special Mention	—	—	—	644	—	—	—	644
Substandard	—	—	—	—	1,847	1,372	600	3,819
Total all other CRE	30,130	27,379	27,042	21,335	24,726	61,426	5,095	197,133
Current period gross charge-offs	—	—	—	—	—	—	—	—
Acquisition and development:
1-4 family residential construction
Pass	13,745	3,446	—	—	—	—	1,033	18,224
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total acquisition and development	13,745	3,446	—	—	—	—	1,033	18,224
Current period gross charge-offs	—	—	—	—	—	—	—	—
All other A&D
Pass	12,184	25,099	2,966	3,046	1,301	9,946	4,181	58,723
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	113	—	113
Total all other A&D	12,184	25,099	2,966	3,046	1,301	10,059	4,181	58,836
Current period gross charge-offs	—	—	—	—	—	—	—	—
Commercial and industrial:
Pass	52,004	66,559	24,387	11,753	8,872	10,052	78,992	252,619
Special Mention	558	—	—	—	—	—	—	558
Substandard	—	9,352	1,854	6,806	98	837	2,480	21,427
Total commercial and industrial	52,562	75,911	26,241	18,559	8,970	10,889	81,472	274,604
Current period gross charge-offs	100	103	35	166	—	19	—	423
Residential mortgage:
Residential mortgage - term
Pass	51,625	94,723	88,835	38,228	25,375	130,402	1,577	430,765
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	138	929	17	98	5,825	57	7,064
Total residential mortgage - term	51,625	94,861	89,764	38,245	25,473	136,227	1,634	437,829
Current period gross charge-offs	—	—	—	—	—	13	—	13
Residential mortgage - home equity
Pass	1,127	4,657	864	475	286	489	53,467	61,365
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	38	—	16	623	677
Total residential mortgage - home equity	1,127	4,657	864	513	286	505	54,090	62,042
Current period gross charge-offs	—	—	—	—	—	42	—	42
Consumer:
Pass	18,299	10,616	6,361	2,206	510	20,365	2,873	61,230
Special Mention	—	—	—	—	—	—	—	—
Substandard	14	35	113	23	6	2	6	199
Total consumer	18,313	10,651	6,474	2,229	516	20,367	2,879	61,429
Current period gross charge-offs	236	223	74	8	4	329	—	874
Total Portfolio Loans
Pass	202,625	298,357	180,787	130,669	99,798	296,442	147,756	1,356,434
Special Mention	558	—	—	644	—	4,331	—	5,533
Substandard	14	9,525	2,896	6,884	2,049	19,566	3,766	44,700
Total Portfolio Loans	$203,197	$307,882	$183,683	$138,197	$101,847	$320,339	$151,522	$1,406,667
Current YTD Period:
Current period gross charge-offs	$336	$326	$109	$174	$4	$490	$—	$1,439

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past.

The following tables present loan balances by year of origination segregated by performing and non-performing loans for the periods presented:

						2019 and		Portfolio
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Loans
December 31, 2024
Commercial real estate:
Non-owner-occupied
Performing	$22,807	$23,454	$73,649	$28,941	$52,786	$92,662	$1,960	$296,259
Nonperforming	—	—	—	—	—	—	—	—
Total non-owner occupied	22,807	23,454	73,649	28,941	52,786	92,662	1,960	296,259
All other CRE
Performing	43,849	32,599	29,951	25,500	17,041	75,427	4,765	229,132
Nonperforming	—	—	—	317	—	656	—	973
Total all other CRE	43,849	32,599	29,951	25,817	17,041	76,083	4,765	230,105
Acquisition and development:
1-4 family residential construction
Performing	11,686	3,317	—	—	—	—	1,627	16,630
Nonperforming	—	—	—	—	—	—	—	—
Total acquisition and development	11,686	3,317	—	—	—	—	1,627	16,630
All other A&D
Performing	23,304	24,114	10,672	1,848	1,773	9,230	7,661	78,602
Nonperforming	—	—	—	—	—	82	—	82
Total all other A&D	23,304	24,114	10,672	1,848	1,773	9,312	7,661	78,684
Commercial and industrial:
Performing	40,270	42,786	69,180	17,592	15,181	14,450	86,237	285,696
Nonperforming	—	—	1,192	646	—	—	—	1,838
Total commercial and industrial	40,270	42,786	70,372	18,238	15,181	14,450	86,237	287,534
Residential mortgage:
Residential mortgage - term
Performing	32,582	70,643	92,519	80,661	35,790	136,184	1,259	449,638
Nonperforming	—	—	—	125	—	2,464	15	2,604
Total residential mortgage - term	32,582	70,643	92,519	80,786	35,790	138,648	1,274	452,242
Residential mortgage - home equity
Performing	171	803	3,948	696	361	634	59,810	66,423
Nonperforming	—	—	—	—	33	—	117	150
Total residential mortgage - home equity	171	803	3,948	696	394	634	59,927	66,573
Consumer:
Performing	11,135	11,008	6,378	3,549	1,116	16,543	2,835	52,564
Nonperforming	—	114	34	—	—	54	—	202
Total consumer	11,135	11,122	6,412	3,549	1,116	16,597	2,835	52,766
Total Portfolio Loans
Performing	185,804	208,724	286,297	158,787	124,048	345,130	166,154	1,474,944
Nonperforming	—	114	1,226	1,088	33	3,256	132	5,849
Total Portfolio Loans	$185,804	$208,838	$287,523	$159,875	$124,081	$348,386	$166,286	$1,480,793

								Total
						2018 and		Portfolio
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Loans
December 31, 2023
Commercial real estate:
Non-owner-occupied
Performing	$23,511	$65,878	$30,332	$54,270	$40,575	$80,639	$1,138	$296,343
Nonperforming	—	—	—	—	—	227	—	227
Total non-owner occupied	23,511	65,878	30,332	54,270	40,575	80,866	1,138	296,570
All other CRE
Performing	30,130	27,379	27,042	21,335	24,726	60,827	5,095	196,534
Nonperforming	—	—	—	—	—	599	—	599
Total all other CRE	30,130	27,379	27,042	21,335	24,726	61,426	5,095	197,133
Acquisition and development:
1-4 family residential construction
Performing	13,745	3,446	—	—	—	—	1,033	18,224
Nonperforming	—	—	—	—	—	—	—	—
Total acquisition and development	13,745	3,446	—	—	—	—	1,033	18,224
All other A&D
Performing	12,184	25,099	2,966	3,046	1,301	9,946	4,181	58,723
Nonperforming	—	—	—	—	—	113	—	113
Total all other A&D	12,184	25,099	2,966	3,046	1,301	10,059	4,181	58,836
Commercial and industrial:
Performing	52,562	75,911	26,241	18,559	8,970	10,889	81,472	274,604
Nonperforming	—	—	—	—	—	—	—	—
Total commercial and industrial	52,562	75,911	26,241	18,559	8,970	10,889	81,472	274,604
Residential mortgage:
Residential mortgage - term
Performing	51,625	94,722	89,629	38,245	25,375	133,526	1,603	434,725
Nonperforming	—	139	135	—	98	2,701	31	3,104
Total residential mortgage - term	51,625	94,861	89,764	38,245	25,473	136,227	1,634	437,829
Residential mortgage - home equity
Performing	1,127	4,657	864	475	286	488	53,802	61,699
Nonperforming	—	—	—	38	—	17	288	343
Total residential mortgage - home equity	1,127	4,657	864	513	286	505	54,090	62,042
Consumer:
Performing	18,304	10,616	6,405	2,229	516	20,367	2,879	61,316
Nonperforming	9	35	69	—	—	—	—	113
Total consumer	18,313	10,651	6,474	2,229	516	20,367	2,879	61,429
Total Portfolio Loans
Performing	203,188	307,708	183,479	138,159	101,749	316,682	151,203	1,402,168
Nonperforming	9	174	204	38	98	3,657	319	4,499
Total Portfolio Loans	$203,197	$307,882	$183,683	$138,197	$101,847	$320,339	$151,522	$1,406,667

Loan Modifications for Borrowers Experiencing Financial Difficulty

The Corporation evaluates all loan modifications according to the accounting guidance in ASU No. 2022-02 to determine if the modification results in a new loan or a continuation of the existing loan.  Loan modifications to borrowers experiencing financial difficulties that result in a direct change in the timing or amount of contractual cash flows include situations where there is principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions, or combinations of the listed modifications.  Therefore, the disclosures related to loan restructurings are for modifications which have a direct impact on cash flows.

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

The following table presents the amortized cost basis, and the financial effect of loans modified to borrowers experiencing financial difficulty during the year ended December 31, 2024.  There were no modifications to borrowers experiencing financial difficulty during the year ended December 31, 2023.

(in thousands)	Term Extension	Percentage of Total Loan Type	Weighted Average Term and Principal Payment Extension
Year Ended December 31, 2024
Owner-occupied commercial real estate	$884	0.38%	12 months
Commercial and industrial	122	0.04%	60 months
Total	$1,006

During 2024, we modified the term of two loans by extending their maturity dates.  The Corporation monitors loan payments on performing and non-performing loans on an ongoing basis to determine if a loan is considered to have a payment default.  The loans that were modified in the year ended December 31, 2024 have made all contractual payments since modification.  The loan modifications reported above did not significantly impact our determination of the allowance for credit losses on loans during 2024.

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

6. Other Real Estate Owned

The following table presents the components of OREO, net of related valuation allowance, as of December 31, 2024 and 2023:

(in thousands)	2024	2023
Acquisition and development	$2,698	$4,281
Residential mortgage	364	212
Total OREO	$3,062	$4,493

The following table presents the activity in the OREO valuation allowance for the years ended December 31, 2024 and 2023:

(in thousands)	2024	2023
Balance January 1	$313	$453
Fair value write-downs, net	—	23
Sales of OREO	(114)	(163)
Balance December 31	$199	$313

The following table presents the components of OREO expenses, net, for the years ended December 31, 2024 and 2023:

(in thousands)	2024	2023
Gains on real estate, net	$(161)	$(599)
Fair value write-down	—	23
Expenses, net	435	491
Rental and other income	(3)	(4)
Total OREO expense/(income), net	$271	$(89)

7. Premises and Equipment

The following table presents the components of premises and equipment at December 31, 2024 and 2023:

(in thousands)	2024	2023
Land	$9,155	$7,745
Land improvements	1,459	1,384
Premises	34,922	34,922
Furniture and equipment	18,846	18,873
	64,382	62,924
Less accumulated depreciation	(34,301)	(31,465)
Total	$30,081	$31,459

The Corporation recorded depreciation expense of $3.3 million and $3.8 million for the years ended December 31, 2024 and 2023, respectively.

8. Deposits

The following table summarizes deposits as of December 31, 2024 and 2023:

(in thousands)	2024		2023
	Balance	Percent	Balance	Percent
Non-Interest-bearing deposits:	$426,737	27%	$427,670	28%
Interest-bearing deposits:
Demand	386,803	25%	350,860	22%
Money market- retail	447,149	28%	385,649	25%
Money market- brokered	1	0%	—	—
Savings deposits	170,972	11%	191,265	12%
Time deposits- retail	143,167	9%	165,533	11%
Time deposits- brokered	—	—	30,000	2%
Total Deposits	$1,574,829	100%	$1,550,977	100%

Time deposits that met or exceeded the FDIC insurance limit of $250,000 at December 31, 2024 and 2023 totaled $43.7 million and $48.8 million, respectively.  At December 31, 2024 and 2023, $0.2 million and $0.4 million, respectively, of deposit overdrafts were re-classified as loans.

The following is a summary of the scheduled maturities of all time deposits maturing within the following years ended  December 31:

(in thousands)	Time deposits- retail
2025	$122,732
2026	13,138
2027	6,634
2028	337
2029	270
Thereafter	56
Total	$143,167

In the ordinary course of business, executive officers and directors of the Corporation, including their families and companies in which certain directors are principal owners, were deposit customers of the Bank. At December 31, 2024, executive officers and directors had approximately $11.9 million in deposits with the Bank compared to $17.2 million at December 31, 2023.

9. Borrowed Funds

The following is a summary of short-term borrowings at December 31, 2024 and 2023 with original maturities of less than one year:

(in thousands)	2024	2023
Securities sold under agreements to repurchase:
Outstanding at end of year	$15,409	$45,418
Weighted average interest rate at year end	0.24%	0.27%
Maximum amount outstanding as of any month end	$44,415	$59,777
Average amount outstanding	$29,805	$50,498
Approximate weighted average rate during the year	0.26%	0.24%
Overnight borrowings, weighted average interest rate of 4.50% at December 31, 2024	$50,000	$—

Repurchase agreements were secured by investment securities with a market value of $22.9 million at December 31, 2024 and $61.6 million at December 31, 2023.

The Bank has unsecured lines of credit totaling $140.0 million with correspondent financial institutions and  $86.6 million in a secured line with the Federal Reserve discount window to meet daily liquidity requirements.  At December 31, 2024, there were $50.0 million in outstanding secured borrowings with the Federal Reserve discount window.  At December 31, 2023, there were no borrowings under these credit facilities.

The following is a summary of long-term borrowings at December 31, 2024 and 2023 with original maturities exceeding one year:

(in thousands)	2024	2023
FHLB advances bearing fixed interest rates ranging from 3.84% to 4.04% at December 31, 2024 and 4.53% to 4.69% at December 31, 2023	$90,000	$80,000
Junior subordinated debt, bearing variable interest rate of 7.36% at December 31, 2024 and 8.39% at December 31, 2023	$30,929	$30,929
Total long-term debt	$120,929	$110,929

In March 2004, Trust I and Trust II issued preferred securities with an aggregate liquidation amount of $30.0 million to third-party investors and issued common equity with an aggregate liquidation amount of $0.9 million to First United Corporation. These Trusts used the proceeds of these offerings to purchase an equal amount of junior subordinated debentures (“TPS Debentures”), as follows:

$20.6 million—floating rate payable quarterly based on three-month Secured Overnight Financing Rate (“SOFR”) plus 275 basis points (7.36% at December 31, 2024), maturing in 2034, became redeemable five years after issuance at First United Corporation’s option.

$10.3 million—floating rate payable quarterly based on three-month SOFR plus 275 basis points (7.36% at December 31, 2024) maturing in 2034, became redeemable five years after issuance at First United Corporation’s option.

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

The contractual maturities of the FHLB advances outstanding at December 31, 2024 are $25.0 million on September 19, 2025 and $65.0 million on March 20, 2026.  The contractual maturities of the junior subordinated debt outstanding at December 31, 2024 is 2034.

The Bank has a borrowing capacity agreement with the FHLB in an amount equal to 30% of the Bank’s assets. The available line of credit equaled $567.4  million at December 31, 2024 and $571.4 million at December 31, 2023. This line of credit, which can be used for both short and long-term funding, can only be utilized to the extent of available collateral. The line is secured by certain qualified mortgage, commercial and home equity loans as follows (in thousands):

1-4 family mortgage loans	$151,493
Commercial loans	124,571
Multi-family loans	12,619
Home equity loans	21,104
Total available borrowing capacity	309,787
Less: borrowings and letters of credit outstanding	(96,214)
Available credit	$213,573

10. Goodwill and Other Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets and goodwill are presented at December 31, 2024 and 2023 in the following table:

	2024				2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Amortizing intangible assets:
Intangible assets associated with purchase of wealth portfolio	$1,048	$629	$419	2.00 years	$1,048	$419	$629	3.00 years
Intangible assets associated with acquisition of mortgage company	600	250	350	2.92 years	600	130	470	3.92 years

Total Other intangibles	$1,648	$879	$769	2.38 years	$1,648	$549	$1,099	3.38 years

Goodwill	$11,004		$11,004		$11,004		$11,004

The following table presents the estimated future amortization expense for amortizing intangible assets within the years ending December 31:

(in thousands)	Amount
2025	$330
2026	330
2027	109
Total amortizing intangible assets	$769

11. Accumulated Other Comprehensive Loss (“AOCL”)

The following table presents the changes in each component of accumulated other comprehensive loss for the years ended December 31, 2024 and 2023:

(in thousands)	Investment securities- with credit related impairment AFS	Investment securities- all other AFS	Investment securities- HTM	Cash Flow Hedge	Pension Plan	SERP	Total
Accumulated OCL, net:
Balance - January 1, 2023	$(1,711)	$(16,380)	$(5,703)	$797	$(16,603)	$574	$(39,026)
Other comprehensive (loss)/income before reclassifications	(622)	61	—	(228)	1,605	(1,802)	(986)
Amounts reclassified from accumulated other comprehensive loss	(149)	3,102	502	—	735	(5)	4,185
Balance - December 31, 2023	$(2,482)	$(13,217)	$(5,201)	$569	$(14,263)	$(1,233)	$(35,827)
Other comprehensive income/(loss) before reclassifications	38	(575)	—	(197)	3,945	1,301	4,512
Amounts reclassified from accumulated other comprehensive loss	(148)	—	505	—	595	115	1,067
Balance - December 31, 2024	$(2,592)	$(13,792)	$(4,696)	$372	$(9,723)	$183	$(30,248)

The following tables present the components of other comprehensive income for the years ended December 31, 2024 and 2023:

Components of Other Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the year ended December 31, 2024
Available for sale (AFS) securities with credit-related impairment
Unrealized holding gains	$52	$(14)	$38
Less: accretable yield recognized in income	202	(54)	148
Net unrealized losses on investments with credit-related impairment	(150)	40	(110)
Available for sale securities – all other:
Unrealized holding losses	(783)	208	(575)
Net unrealized losses on all other AFS securities	(783)	208	(575)
Held to maturity securities:
Unrealized holding losses on securities transferred to held to maturity	—	—	—
Less: amortization recognized in income	(688)	183	(505)
Net unrealized gains on HTM securities	688	(183)	505
Cash flow hedges:
Unrealized holding losses	(301)	104	(197)
Net unrealized losses on cash flow hedges	(301)	104	(197)
Pension Plan:
Unrealized net actuarial gain	5,375	(1,430)	3,945
Less: amortization of unrecognized loss	(811)	216	(595)
Net pension plan asset adjustment	6,186	(1,646)	4,540
SERP:
Unrealized net actuarial gain	1,773	(472)	1,301
Less: amortization of unrecognized loss	(157)	42	(115)
Net SERP liability adjustment	1,930	(514)	1,416
Other comprehensive income	$7,570	$(1,991)	$5,579

Components of Other Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the year ended December 31, 2023
Available for sale (AFS) securities with credit related impairment:
Unrealized holding losses	$(845)	$223	$(622)
Less: accretable yield recognized in income	202	(53)	149
Net unrealized losses on investments with credit related impairment	(1,047)	276	(771)
Available for sale securities – all other:
Unrealized holding gains	83	(22)	61
Less: losses recognized in income	(4,214)	1,112	(3,102)
Net unrealized gains on all other AFS securities	4,297	(1,134)	3,163
Held to maturity securities:
Unrealized holding losses on securities transferred to held to maturity	—	—	—
Less: amortization recognized in income	(682)	180	(502)
Net unrealized gains on HTM securities	682	(180)	502
Cash flow hedges:
Unrealized holding losses	(310)	82	(228)
Net unrealized losses on cash flow hedges	(310)	82	(228)
Pension Plan:
Unrealized net actuarial gain	2,180	(575)	1,605
Less: amortization of unrecognized loss	(998)	263	(735)
Net pension plan asset adjustment	3,178	(838)	2,340
SERP:
Unrealized net actuarial loss	(2,448)	646	(1,802)
Less: amortization of unrecognized gain	7	(2)	5
Net SERP liability adjustment	(2,455)	648	(1,807)
Other comprehensive income	$4,345	$(1,146)	$3,199

The following tables present the details of accumulated other comprehensive loss components for the years ended December 31, 2024 and 2023:

Details of Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement
(in thousands)	2024	Where Net Income is Presented
Net unrealized gains on investment securities with credit related impairment:
Accretable Yield	$202	Interest income on taxable investment securities
Taxes	(54)	Credit for income tax expense
	$148	Net of tax
Net unrealized losses on held to maturity investment securities:
Amortization	$(688)	Interest income on taxable investment securities
Taxes	183	Provision for income tax expense
	$(505)	Net of tax
Net pension plan asset adjustment:
Amortization of unrecognized loss	$(811)	Other expense
Taxes	216	Provision for income tax expense
	$(595)	Net of tax
Net SERP liability adjustment:
Amortization of unrecognized loss	$(157)	Other expense
Taxes	42	Provision for income tax expense
	$(115)	Net of tax
Total reclassifications for the period	$(1,067)	Net of tax

Details of Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement
(in thousands)	2023	Where Net Income is Presented
Net unrealized gains on investment securities with credit related impairment:
Accretable Yield	$202	Interest income on taxable investment securities
Taxes	(53)	Credit for income tax expense
	$149	Net of tax
Net unrealized losses on available for sale investment securities - all other:
Losses on sales	$(4,214)	Net losses
Taxes	1,112	Provision for income tax expense
	$(3,102)	Net of tax
Net unrealized losses on held to maturity investment securities:
Amortization	$(682)	Interest income on taxable investment securities
Taxes	180	Provision for income tax expense
	$(502)	Net of tax
Net pension plan asset adjustment:
Amortization of unrecognized loss	$(998)	Other expense
Taxes	263	Provision for income tax expense
	$(735)	Net of tax
Net SERP liability adjustment:
Amortization of unrecognized gain	$7	Other expense
Taxes	(2)	Provision for income tax expense
	$5	Net of tax
Total reclassifications for the period	$(4,185)	Net of tax

12. Income Taxes

The provision for income taxes consists of the following for the years ended December 31, 2024 and 2023:

(in thousands)	2024	2023
Current Tax expense:
Federal	$5,439	$4,002
State	2,047	1,303
	$7,486	$5,305
Deferred tax benefit:
Federal	$(613)	$(774)
State	(212)	(115)
	$(825)	$(889)
Income tax expense for the year	$6,661	$4,416

The reconciliation between the statutory federal income tax rate and effective income tax rate for the years ended December 31, 2024 and 2023 is as follows:

	2024	2023
Federal statutory rate	21.0%	21.0%
Tax-exempt income on securities and loans	(0.2)	(0.8)
Tax-exempt BOLI income	(1.0)	(1.3)
State income tax, net of federal tax benefit	5.2	4.7
Tax credits	(0.6)	(0.8)
Other	0.1	(0.1)
	24.5%	22.7%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation’s temporary differences as of December 31, 2024 and 2023 are as follows:

(in thousands)	2024	2023
Deferred tax assets:
Allowance for credit losses	$5,081	$4,855
Deferred fees	137	96
Deferred compensation	1,233	1,285
Federal and state tax loss carry forwards	2,618	2,776
Unrealized loss on investment securities	367	7,356
SERP	7,471	2,622
Depreciation	150	—
Lease liability	2,262	362
Low income housing	316	439
Other than temporary impairment on investment securities	413	464
Other real estate owned	53	83
Other	545	392
Total deferred tax assets	20,646	20,730
Valuation allowance	(2,618)	(2,776)
Total deferred tax assets less valuation allowance	18,028	17,954
Deferred tax liabilities:
Goodwill and other intangibles	(2,785)	(2,762)
Lease right-of-use asset	(248)	(282)
Pension	(4,743)	(2,958)
Depreciation	—	(403)
Derivative contract	(96)	(200)
Other	(167)	(216)
Total deferred tax liabilities	(8,039)	(6,821)
Net deferred tax assets	$9,989	$11,133

In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income of the appropriate character (for example, ordinary income or capital gain) within the carry-back or carry-forward period available under the tax law during the periods in which temporary differences are deductible. The Corporation has considered future market growth, forecasted earnings, future taxable income, and feasible and permissible tax planning strategies in determining whether it will be able to realize the deferred tax asset. If the Corporation were to determine that it will not be able to realize a portion of its net deferred tax asset in the future for which there is currently no valuation allowance, an adjustment to the net deferred tax asset would be charged to earnings in the period such determination was made. Conversely, if the Corporation were to make a determination that it is more likely than not that the deferred tax assets for which there is a valuation allowance will be realized, the related valuation allowance would be reduced, and a benefit would be recorded.

At December 31, 2024, the Corporation had Maryland net operating losses (“NOLs”) and other MD carryforwards of $36.3 million for which a deferred tax asset of $2.4 million has been recorded. There has been and continues to be a full valuation allowance on these NOLs based on management’s belief that it is more likely than not that these NOLs will not be realized prior to the expiration of their carry-forward periods because the Corporation will not generate sufficient taxable income in the future to fully utilize the NOLs. The valuation allowance was $2.6 million at December 31, 2024 and $2.8 million at December 31, 2023.

The Corporation and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states jurisdictions.  The 2021-2023 tax years remain open under the standard statute of limitations.  Also, with few exceptions, the Corporation is no longer subject to state income tax examinations for tax years before 2021.  Management has identified no uncertain tax positions at December 31, 2024.

Any interest and penalties on income tax assessments or income tax refunds are recognized in the Consolidated Statements of Income as a components of interest expense (income) and other operating expense. There were no amounts of accrued tax-related interest and penalties at December 31, 2024 and 2023.  Furthermore, there were no net interest and penalties related to unrecognized tax benefits for the periods presented.

13. Equity Compensation Plans

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

Pursuant to our director compensation policy, each director receives an annual retainer of 1,000 shares of First United Corporation common stock, plus $15,000 to be paid, at the director’s election, in cash or additional shares of common stock.  In May 2024, a total of 14,325 fully vested shares of common stock were issued to directors, which had a grant date fair value of $21.94 per share.  In May 2023, a total of 16,931 fully vested shares of common stock were issued to directors, which had a grant date fair value of $13.23 per share.  In January 2023, a total of 333 fully vested shares of common stock were issued to a new director, which had a grant date fair value of $19.36 per share.  In October 2023, a total of 852 fully vested shares of common stock were issued to a new director, which had a grant date fair value of $16.26 per share.  Director stock compensation expense was $292,109 for the year ended December 31, 2024 and $255,937 for the year ended December 31, 2023.

Employee stock compensation was $54,226 and $33,279 for the years ended December 31, 2024 and 2023, respectively.

Restricted Stock Units (“RSUs”)

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

The RSUs granted to each of the foregoing officers consist of (i) a performance vesting award for a three-year performance period and (ii) a time-vesting award that will vest ratably over a three-year period. Target performance levels were set based on the annual budget which supports the Corporation’s long-term objective of achieving high performance as compared to peers. Threshold performance is the minimum level of acceptable performance as defined by the Committee and maximum performance represented a level potentially achievable under ideal circumstances. Achievement of the threshold performance level would result in each executive participant earning a payout at 50% of his or her respective target award opportunity. Achievement of the target performance level would result in the executive participant earning the target award and achievement at or above the maximum performance level would result in the executive participant earning 150% of the target opportunity. Actual results for any goal that falls between performance levels would be interpolated to calculate a proportionate award.  For each of the performance periods ending December 31, 2023 through December 31, 2025, the RSUs performance goals are based on earnings per share and growth in tangible book value.  For the performance periods ending December 31, 2026, the RSUs performance goals are based on return on average equity and growth in tangible book value.

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

In the first quarter of 2020, RSUs were granted relating to (i) 9,791 performance-vesting shares (target level) for the performance period ending December 31, 2021 (the “2019 LTIP year”) and (ii) 10,143 performance-vesting shares and 5,070 time-vesting shares (target level) for the performance period ending December 31, 2022 (the “2020 LTIP year”).  Each RSU had a grant date fair market value of $12.54 per share of common stock underlying the RSU.  The time-vesting RSUs will vest ratably over a three-year period that began on March 26, 2021.  On March 9, 2022, 14,688 shares subject to RSUs granted for the 2019 LTIP year were issued at maximum performance level. On March 8, 2023, 15,216 shares subject to RSUs granted for the 2020 LTIP year were issued at maximum performance.  On March 26, 2021, 1,690 of the 5,070 time-vesting shares were issued to participants.  On March 28, 2022, 1,688  shares of the 3,380 remaining time-vesting shares were issued to participants.  On March 26, 2023, 1,692 shares of the remaining time-vesting shares were issued to participants.  Stock compensation expense was $15,896 for the year ended December 31, 2023.  All compensation expense related to the 2019 LTIP year was recognized as of March 31, 2022.  All compensation expense related to the 2020 LTIP plans was recognized as of March 31, 2023.

In May 2021, RSUs relating to 7,389 performance-vesting shares and 3,693 time-vesting shares (target level) for plan year 2021 were granted, which had a grant date fair market value of $17.93 per share of common stock underlying each RSU.  The performance period for the performance-vesting RSUs is the three-year period ending December 31, 2023.  On March 9, 2024, it was determined that 7,389 performance-vesting RSUs failed to vest.  The time-vesting RSUs will vest ratably over a three-year period beginning on May 5, 2022. On May 5, 2022, 1,230 shares of the 3,693 time-vesting RSUs were issued to participants.  On May 5, 2023, 1,230 shares of the remaining 2,463 time-vesting shares were issued to the participants.  On May 5, 2024, the remaining 1,233 shares of the 3,693 time-vesting RSUs were issued to participants.  Net stock compensation expense/(credit) was $7,365 and ($51,555) for the years ended December 2024 and 2023.  All compensation expense related to the 2021 LTIP plans were recognized as of June 30, 2024

In March 2022, RSUs relating to 8,096 performance-vesting shares and 6,238 time-vesting shares (target level) for plan year 2022 were granted, which had a grant date fair market value of $21.88 per share of common stock underlying each RSU.  The performance period for the performance-vesting RSUs is the three-year period ending December 31, 2024.  The time-vesting RSUs will vest ratably over a three-year period beginning on March 9, 2023.  On March 9, 2023, 2,079 shares of the 6,238 time-vesting RSUs were issued to participants.  In the third quarter of 2024, it was projected that the performance-vesting shares will fail to vest; therefore, the stock compensation expense was adjusted accordingly. Stock compensation (credit)/expense was ($57,849) and $104,580 for the years ended December 31, 2024 and 2023, respectively.  Unrecognized compensation expense as of December 31, 2024 related to unvested units was $11,379.

In March 2023, RSUs relating to 10,214 performance-vesting shares and 7,920 time-vesting shares (target level) for plan year 2023 were granted, which had a grant date fair market value of $18.25 per share of common stock underlying each RSU.  The performance period for the performance-vesting RSUs is the three-year period ending December 31, 2025.  The time-vesting RSUs will vest ratably over a three-year period beginning on March 15, 2024.  On March 15, 2024, 2,639 shares of the 7,920 time-vesting RSUs were issued to participants.  Stock compensation expense was $110,340 and $82,755 for  the years ended December 31, 2024 and 2023, respectively.  Unrecognized compensation expense as of December 31, 2024 related to unvested units was $137,924.

In May 2024, RSUs relating to 8,593 performance vesting shares and 6,662 time vesting shares (target level) for plan year 2024 were granted, which had a grant date fair market value of $22.26 per share of common stock underlying each RSU.  The performance period for the performance-vesting RSUs is the three-year period ending December 31, 2026.  The time-vesting RSUs will vest ratably over a three-year period beginning on May 20, 2025. Stock Compensation expense was $66,066 for the year ended December 31, 2024. Unrecognized compensation expense as of December 31, 2024 related to unvested units was $273,702.

14. Employee Benefit Plans

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

In January 2022, the Board of Directors approved discretionary contributions to three participants totaling $103,689.  The Corporation recorded $51,844 of related compensation expense for 2023 related to these contributions.  In January 2023, the Board of Directors approved discretionary contributions to three participants totaling $108,184.  The Corporation recorded $54,092 of related compensation expense for both 2024 and 2023.  In January 2024, the Board of Directors approved discretionary contributions to three participants totaling $114,958.  The Corporation recorded $57,479 of related compensation expense for 2024.  Each discretionary contribution has a two-year vesting period.

The following tables summarize benefit obligation and funded status, plan asset activity, components of net pension cost, and weighted average assumptions for the Pension Plan and the Defined Benefit SERP:

	Pension		Defined Benefit SERP
(in thousands)	2024	2023	2024	2023
Change in Benefit Obligation
Obligation at the beginning of the year	$40,614	$40,184	$9,777	$7,194
Service cost	10	25	182	102
Interest cost	1,984	2,050	480	367
Change in discount rate and mortality assumptions	(1,652)	314	—	—
Actuarial losses/(gains)	103	144	(1,768)	2,450
Benefits paid	(2,951)	(2,103)	(336)	(336)
Obligation at the end of the year	38,108	40,614	8,335	9,777
Change in Plan Assets
Fair value at the beginning of the year	51,822	48,185	—	—
Actual return on plan assets	7,061	5,740	—	—
Employer contribution	—	—	336	336
Benefits paid	(2,951)	(2,103)	(336)	(336)
Fair value at the end of the year	55,932	51,822	—	—
Funded/(Unfunded) Status	$17,824	$11,208	$(8,335)	$(9,777)

	Pension		Defined Benefit SERP
(in thousands)	2024	2023	2024	2023
Components of Net Pension Cost
Service cost	$10	$25	$182	$102
Interest cost	1,984	2,050	480	367
Expected return on assets	(3,296)	(3,062)	—	—
Amortization of recognized loss/(gain)	811	998	157	(7)
Net pension (income)/expense in employee benefits	$(491)	$11	$819	$462
Weighted Average Assumptions used to determine benefit obligations:
Discount rate for benefit obligations	5.61%	5.02%	5.57%	4.99%
Discount rate for net pension cost	5.02%	5.24%	—	—
Expected long-term return on assets	6.50%	6.50%	—	—
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%

The accumulated benefit obligation for the Pension Plan was $35.3 million and $38.3 million at December 31, 2024 and 2023, respectively. The accumulated benefit obligation for the Defined Benefit SERP was $8.2 million and $8.3 million at December 31, 2024 and 2023, respectively.

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

Asset class	Normalized Target	Range
Cash	2%	0% - 20%
Fixed Income	38%	30% - 50%
Equities	60%	45% - 65%

Decisions regarding tactical adjustments within the above noted ranges for asset classes are based on a top-down review of factors expected to have material impact on the risk and reward dynamics of the portfolio as a whole. Such factors include, but are not limited to, the following:

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

At December 31, 2024 and 2023, the value of Pension Plan investments was as follows:

December 31, 2024			Fair Value Hierarchy
(in thousands)	Assets at Fair Value	% of Portfolio	Level 1	Level 2
Cash and cash equivalents	$1,019	1.8%	$1,019	$—
Fixed income securities:
U.S. Government and Agencies	4,133	7.4%	—	4,133
Taxable municipal bonds and notes	469	0.8%	—	469
Corporate bonds and notes	12,645	22.6%	—	12,645
Preferred stock	263	0.5%	—	263
Fixed income mutual funds	3,812	6.8%	3,812	—
Total fixed income	21,322	38.1%	3,812	17,510
Equities:
Large Cap	22,130	39.6%	22,130	—
Mid Cap	1,984	3.5%	1,984	—
Small Cap	6,544	11.7%	6,544	—
International	2,933	5.3%	2,933	—
Total equities	33,591	60.1%	33,591	—
Total market value	$55,932	100.0%	$38,422	$17,510
Note: The Large cap equities includes 194,124 shares of First United Corporation common stock at December 31, 2024 and 2023

December 31, 2023			Fair Value Hierarchy
(in thousands)	Assets at Fair Value	% of Portfolio	Level 1	Level 2
Cash and cash equivalents	$1,217	2.3%	$1,217	$—
Fixed income securities:
U.S. Government and Agencies	5,554	10.7%	—	5,554
Taxable municipal bonds and notes	2,503	4.8%	—	2,503
Corporate bonds and notes	10,258	19.8%	—	10,258
Preferred stock	276	0.5%	—	276
Fixed income mutual funds	3,302	6.4%	3,302	—
Total fixed income	21,893	42.2%	3,302	18,591
Equities:
Large Cap	19,780	38.2%	19,780	—
Mid Cap	1,500	2.9%	1,500	—
Small Cap	4,564	8.8%	4,564	—
International	2,868	5.6%	2,868	—
Total equities	28,712	55.5%	28,712	—
Total market value	$51,822	100.0%	$33,231	$18,591

As of December 31, 2024, the 25-year average return on pension portfolio assets was 6.86%, exceeding the expected long-term return of 6.50% utilized for 2024.  Considering that future equity returns are partially a function of current starting valuations and the general level of interest rates, return expectations by market analysts have risen due to the large equity pullback and interest rates rising to multiyear highs.  With equity valuations near historical averages and the monetary policy normalization process likely being near conclusion, it is considered appropriate to maintain the expected long-term rate of return of 6.50% for 2025.

Estimated cash flows related to expected future benefit payments from the Pension Plan and Defined Benefit SERP are as follows:

(in thousands)	Pension Plan	Defined Benefit SERP
2025	$2,251	$336
2026	2,316	553
2027	2,365	596
2028	2,488	582
2029	2,541	579
2030-2034	13,508	3,524

First United Corporation made no contributions to the Pension Plan in 2024 or 2023. First United Corporation will continue to evaluate future annual contributions to the Pension Plan based upon its funded status and an evaluation of the future benefits to be provided thereunder. The Bank expects to fund the annual projected benefit payments for the Defined Benefit SERP from operations.

The estimated costs that will be amortized from accumulated other comprehensive loss into net periodic pension cost during the next fiscal year are as follows:

(in thousands)	Pension	Defined Benefit SERP
Net actuarial loss	$492	$—
	$492	$—

15. 401(k) Profit Sharing Plan

In furtherance of First United Corporation’s belief that every employee should have the ability to accrue retirement benefits, it adopted the 401(k) Profit Sharing Plan, which is available to all employees, including executive officers. Employees are automatically entered in the plan on the first of the month following completion of 30 days of service to First United Corporation and/or its subsidiaries. Employees have the opportunity to opt out of participation or change their deferral amounts under the plan at any time. In addition to contributions by participants, the plan contemplates employer matching and the potential of discretionary contributions to the accounts of participants. First United Corporation believes that matching contributions encourage employees to participate and thereby plan for their post-retirement financial future. Beginning with the 2008 plan year, First United Corporation enhanced the match formula to 100% on the first 1% of salary reduction and 50% on the next 5% of salary reduction. This match is accrued for all participants, including executive officers, immediately upon entering the plan on the first day of the month following the completion of 30 days of employment.  Additionally, First United Corporation accrued a non-elective employer contribution during 2024 for all employees other than employees who participate in the Defined Benefit SERP and Defined Contribution SERP and those employees meeting the age plus service requirement in the Pension Plan equal to 4.0% of each employee’s salary, and 0.5% of each employee’s salary hired before January 1, 2010, which will be paid in the first quarter of 2025. The employee must be a plan participant and be actively employed on the last day of the plan year to share in the discretionary profit sharing contribution, except in the case of death, disability, or retirement of the participant.  Expense charged to operations for the 401(k) Plan was $1.4 million in 2024 and 2023.

16. Contractual Obligations, Commitments and Contingent Liabilities

Contractual Obligations

The Corporation enters into contractual obligations in the normal course of business. Among these obligations are FHLB advances and junior subordinated debentures, operating lease agreements for banking and subsidiaries’ offices, and for data processing and telecommunications equipment.  At December 31, 2024, no large capital obligations are anticipated.

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

Commitments to extend credit in the form of consumer, commercial and business as of December 31, 2024 and December 31, 2023 are as follows:

(in thousands)	2024	2023
Residential mortgage - home equity	$70,894	$72,080
Residential mortgage - construction	13,138	17,684
Commercial	163,079	160,196
Consumer - personal credit lines	4,224	4,186
Standby letters of credit	16,522	11,037
Total	$267,857	$265,183

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

17. Fair Value of Financial Instruments

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

The fair value of investments available-for-sale is determined using a market approach. At December 31, 2024 and 2023, the U.S. Government agencies and treasuries, residential and commercial mortgage-backed securities, and municipal bonds segments are classified as Level 2 within the valuation hierarchy. Their fair values were determined based upon market-corroborated inputs and valuation matrices, which were obtained through third party data service providers or securities brokers through which we have historically transacted both purchases and sales of investment securities.

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

For assets and liabilities measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2024 and 2023 are as follows:

		Fair Value Measurements at
		December 31, 2024 Using
		(in thousands)
	Assets & Liabilities Measured at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	12/31/24	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$6,115		$6,115
Residential mortgage-backed agencies	$20,196		$20,196
Commercial mortgage-backed agencies	$28,634		$28,634
Collateralized mortgage obligations	$17,726		$17,726
Obligations of states and political subdivisions	$6,209		$6,209
Corporate bonds	$896		$896
Collateralized debt obligations	$14,718			$14,718
Financial derivative	$455		$455
Non-recurring:
Individually evaluated loans	$647			$647
Equity investments	$3,928			$3,928
Other real estate owned	$2,698			$2,698

		Fair Value Measurements at
		December 31, 2023 Using
		(in thousands)
	Assets & Liabilities Measured at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	12/31/23	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. treasuries	$6,034		$6,034
U.S. government agencies	$20,563		$20,563
Residential mortgage-backed agencies	$28,417		$28,417
Commercial mortgage-backed agencies	$16,356		$16,356
Collateralized mortgage obligations	$10,312		$10,312
Obligations of states and political subdivisions	$778		$778
Collateralized debt obligations	$14,709			$14,709
Financial derivative	$756		$756
Non-recurring:
Equity investment	$3,087			$3,087
Other real estate owned	$4,443			$4,443

There were no transfers of assets between any of the levels of the fair value hierarchy for the years ended December 31, 2024 or December 31, 2023.

For Level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2024 and 2023, the significant unobservable inputs used in the fair value measurements were as follows:

(in thousands)	Fair Value at December 31, 2024	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:
Investment Securities – available for sale - CDO	$14,718	Discounted Cash Flow	Discount Rate	Range of low to mid 300 and low 500
Non-recurring:
Individually Evaluated Loans	$647	Market Comparable Properties	Marketability Discount	N/A
Equity Investments	$3,928	Market Method	Revenue Multiples	2.8x
Other Real Estate Owned	$2,698	Market Comparable Properties	Marketability Discount	5.0% to 15.0% (weighted avg 5.9%)

(in thousands)	Fair Value at December 31, 2023	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:
Investment Securities – available for sale - CDO	$14,709	Discounted Cash Flow	Discount Rate	Range of low to mid 300 and low to high 400
Non-recurring:
Equity Investment	$3,087	Market Method	Revenue Multiples	2.8x
Other Real Estate Owned	$4,443	Market Comparable Properties	Marketability Discount	5.0% to 15.0% (weighted avg 5.9%)

(1)	Range would include discounts taken since appraisal and estimated values.

The following tables show a reconciliation of the beginning and ending balances for fair valued assets measured using Level 3 significant unobservable inputs for the years ended December 31, 2024 and 2023:

Fair Value Measurement Using Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale
Beginning balance January 1, 2024	$14,709
Total gains realized/unrealized:
Included in other comprehensive income	9
Ending balance December 31, 2024	$14,718

Fair Value Measurement Using Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale
Beginning balance January 1, 2023	$15,871
Total losses realized/unrealized:
Included in other comprehensive income	(1,162)
Ending balance December 31, 2023	$14,709

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

The following table presents fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value. The actual carrying amounts and estimated fair values of the Corporation’s financial instruments that are included in the statement of financial condition are as follows:

	December 31, 2024		Fair Value Measurements
	Carrying	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$77,020	$77,020	$77,020
Interest bearing deposits in banks	1,307	1,307	1,307
Investment securities - AFS	94,494	94,494		$79,776	$14,718
Investment securities - HTM	175,497	144,760		142,954	1,806
Restricted bank stock	5,768	N/A
Loans, net	1,462,181	1,421,600			1,421,600
Financial derivative	455	455		455
Accrued interest receivable	7,473	7,473		827	6,646
Financial Liabilities:
Deposits – non-maturity	1,431,662	1,431,662		1,431,662
Deposits – time deposits	143,167	141,698		141,698
Short-term borrowed funds	65,409	65,409		65,409
Long-term borrowed funds	120,929	119,586		119,586
Accrued interest payable	489	489		489

	December 31, 2023		Fair Value Measurements
	Carrying	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$48,343	$48,343	$48,343
Interest bearing deposits in banks	1,410	1,410	1,410
Investment securities - AFS	97,169	97,169		$82,460	$14,709
Investment securities - HTM	214,297	184,415		182,510	1,905
Restricted bank stock	5,250	N/A
Loans, net	1,388,847	1,319,456			1,319,456
Financial derivative	756	756		756
Accrued interest receivable	7,487	7,487		828	6,659
Financial Liabilities:
Deposits – non-maturity	1,355,444	1,355,444		1,355,444
Deposits – time deposits	195,533	193,337		193,337
Short-term borrowed funds	45,418	45,418		45,418
Long-term borrowed funds	110,929	110,809		110,809
Accrued interest payable	612	612		612

18. Derivative Financial Instruments

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

In March 2016, the Corporation entered into four interest rate swap contracts totaling $30.0 million notional amount, hedging future cash flows associated with floating rate trust preferred debt. As of December 31, 2024, $15.0 million notional amount remains.   The interest rate swap creates an effective fixed interest rate of 4.65% on the $15.0 million notional amount of the Corporation’s junior subordination debt until the interest rate swap’s maturity in March 2026.

The fair value of the interest rate swap contracts was $0.5 million and $0.8 million at December 31, 2024 and December 31, 2023, respectively.

For the year ended December 31, 2024, the Corporation recorded a decrease in the value of the derivatives of $0.3 million and the related deferred tax of $0.1 million in net accumulated other comprehensive loss to reflect the effective portion of cash flow hedges. ASC Subtopic 815-30 requires the net accumulated other comprehensive loss to be reclassified to earnings if the hedge becomes ineffective or is terminated. There was no hedge ineffectiveness recorded for the year ended December 31, 2024. The Corporation does not expect any material losses relating to these hedges to be reclassified into earnings within the next 12 months.

Interest rate swap agreements are entered into with counterparties that meet established credit standards, and the Corporation believes that the credit risk inherent in these contracts is not significant at December 31, 2024.

The table below discloses the impact of derivative financial instruments on the Corporation’s Consolidated Financial Statements for the years ended December 31, 2024 and December 31, 2023.

Derivative in Cash Flow Hedging Relationships

(in thousands)	Amount of loss recognized in OCI on derivative (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion) (1)	Amount of gain or (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing) (2)
Interest rate contracts:
December 31, 2024	$(197)	$—	$—
December 31, 2023	$(228)	$—	$—

Notes:

(1)	Reported as interest expense
(2)	Reported as other income

19. Revenue Recognition

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

Wealth Management – Trust and Brokerage

Trust and asset management income is primarily comprised of fees earned from the management and administration of trusts and other customer assets. The Corporation’s performance obligation is generally satisfied over time, and the resulting fees are recognized monthly, based upon the month-end market value of the assets under management and the applicable fee rate. Payment is generally received a few days after month end through a direct charge to customers’ accounts. Optional services such as real estate sales and tax return preparation services are also available to existing trust and asset management customers. The Corporation’s performance obligation for these transactional-based services is generally satisfied, and related revenue recognized, at a point in time (i.e., as incurred). Payment is received shortly after services are rendered.

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

Other Service Charges

Fees, exchange, and other service charges are primarily comprised of ATM fees, loan servicing fees and other service charges. ATM fees are primarily generated when a Bank cardholder uses a non-Bank ATM, or a non-Bank cardholder uses a Bank ATM.  Loan servicing fees are comprised of fees earned on servicing of loan portfolios sold to the secondary market.  Other service charges include revenue from processing wire transfers, bill pay service, cashier’s checks, and other services.   The Corporation’s performance obligation for fees, exchange, and other service charges are largely satisfied, and related revenue recognized, when the services are rendered or upon completion.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of ASC Topic 606, for the years ended December 31, 2024 and 2023.

	Year Ended
	December 31,
(in thousands)	2024	2023
Noninterest income
In-scope of Topic 606:
Service charges on deposit accounts	$2,220	$2,198
Other service charges	887	929
Trust department	9,094	8,282
Debit card income	4,065	4,101
Brokerage commissions	1,449	1,160
Noninterest income (in-scope of Topic 606)	17,715	16,670
Noninterest income (out-of-scope of Topic 606)	1,696	1,661
Total Noninterest Income	$19,411	$18,331

20. Segment Reporting

The Corporation is managed under an organizational structure that conducts business in two primary operating segments:  (i) Community Banking and (ii) Wealth Management.  The Corporation is primarily managed based on the line of business structure.  In that regard, the Corporation provides the same lines of business, which have the same product and service offerings, have similar types and classes of customers and utilize similar service delivery methods across our entire geographic footprint.  Pricing guidelines for products and services are across all regions.  Community Banking and Trust and Investment Services are delineated by the products and services that each segment offers.

Business activity for the operating segments are as follows:

Community Banking:  The Community Banking segment is conducted through the Bank and involves delivering a broad range of financial products and services, including various loan and deposit products, to consumer, business, and not-for-profit customers.  Parent company income and assets are included in the Community Banking segment, as the majority of parent company functions are related to this segment.  Major revenue sources include net interest income, gains on sales of mortgage loans, and service charges on deposit accounts.  Expenses include salaries and employee benefits, occupancy, data processing, FDIC premiums, marketing, equipment, and other expenses.

Wealth Management:  The Wealth Management segment is conducted through the Bank and offers corporate trustee services, trust and estate administration, IRA administration and custody services.  Revenues for this segment is generated from administration, service and custody fees, brokerage commissions, and management fees that are derived from Assets Under Management.  Expenses include personnel, occupancy, data processing, marketing, equipment, and other expenses.

The accounting policies of each reportable segment are the same as those of our consolidated entity except that expenses for consolidated back-office operations and general overhead-type expenses such as executive administration, accounting, information technology and human resources are recorded in the Community Banking segment and reimbursed by the Wealth Management segment through a monthly management fee based on estimated uses of those services.

An internal team of the Corporation’s executive directors including the Chief Executive Officer, Chief Financial Officer, and Chief Wealth Officer serve as the Corporation’s CODM.  The CODM reviews actual net income verses budgeted net income to assess segment performance on a monthly basis and to make decisions about allocating capital and personnel to the segments.

Financial results by operating segment, including significant expense categories provided to the CODM are detailed below.  Certain prior period amounts have been reclassified to conform to the current presentation.  The Trust and Investment Services segment excludes off-balance-sheet assets under management with a total fair value of $1.7 billion and $1.5 billion at December 31, 2024 and 2023, respectively.

Information for the operating segments for the years ended December 31, 2024 and 2023 are presented in the following tables:

	December 31, 2024

	Community	Wealth
(in thousands)	Banking	Management	Total
Interest income	$91,993	$—	$91,993
Interest expense	32,015	—	32,015
Net interest income	59,978	—	59,978
Credit loss expense	2,933	—	2,933
Net interest income after credit loss expense	57,045	—	57,045
Other operating income:
Net gains on sales of residential mortgages	414	—	414
Service charges on deposit accounts	2,220	—	2,220
Other service charges	887	—	887
Trust department income	—	9,094	9,094
Debit card income	4,065	—	4,065
Brokerage commissions	—	1,449	1,449
Other segment income (1)	1,696	—	1,696
Total other operating income	9,282	10,543	19,825
Other operating expenses:
Salaries and employee benefits	23,767	4,262	28,029
Equipment and occupancy	5,445	108	5,553
Data processing	5,418	343	5,761
FDIC premiums	1,070	—	1,070
Other segment expenses (2)	8,766	461	9,227
Total operating expenses	44,466	5,174	49,640
Income before income taxes and intercompany fees	21,861	5,369	27,230
Intercompany management fee income (expense)	12	(12)	—
Income before income taxes	21,873	5,357	27,230
Income tax expense	5,533	1,128	6,661
Net income	$16,340	$4,229	$20,569
Significant noncash items
Credit loss expense	$2,933	$—	$2,933
Depreciation	3,285	16	3,301
Amortization of intangible assets	120	210	330

Total assets	$1,972,513	$509	$1,973,022

(1) Other segment income includes net gains/(losses) on disposals of fixed assets, bank owned life insurance income, and miscellaneous income.

(2) Other segment expenses include professional services, contract labor, line rentals, investor relations, contributions, net OREO expense/(income), and miscellaneous expenses.

	December 31, 2023

	Community	Wealth
(in thousands)	Banking	Management	Total
Interest income	$81,156	$—	$81,156
Interest expense	24,286	—	24,286
Net interest income	56,870	—	56,870
Credit loss expense	1,620	—	1,620
Net interest income after credit loss expense	55,250	—	55,250
Other operating income:
Net losses on investments, available for sale	(4,214)	—	(4,214)
Net gains on sales of residential mortgages	381	—	381
Service charges on deposit accounts	2,198	—	2,198
Other service charges	929	—	929
Trust department income	—	8,282	8,282
Debit card income	4,101	—	4,101
Brokerage commissions	—	1,160	1,160
Other	1,632	—	1,632
Total other operating income	5,027	9,442	14,469
Other operating expenses:
Salaries and employee benefits	23,364	4,156	27,520
Equipment and occupancy	6,479	119	6,598
Data processing	4,961	423	5,384
FDIC premiums	992	—	992
Other	9,309	440	9,749
Total operating expenses	45,105	5,138	50,243
Income before income taxes and intercompany fees	15,172	4,304	19,476
Intercompany management fee income (expense)	12	(12)	—
Income before income taxes	15,184	4,292	19,476
Income tax expense	3,514	902	4,416
Net income	$11,670	$3,390	$15,060
Significant noncash items
Credit loss expense	$1,620	$—	$1,620
Depreciation	3,782	17	3,799
Amortization of intangible assets	120	210	330

Total assets	$1,905,231	$629	$1,905,860

(1) Other segment income includes net gains/(losses) on disposals of fixed assets, bank owned life insurance income, and miscellaneous income.

(2) Other segment expenses include professional services, contract labor, line rentals, investor relations, contributions, net OREO expense/(income), and miscellaneous expenses.

21. Parent Company Only Financial Information

Condensed Statements of Financial Condition

	December 31,
(in thousands)	2024	2023
Assets
Cash	$5,208	$9,739
Investment securities- available for sale (at fair value)	13,463	13,591
Investment in bank subsidiary	185,974	164,878
Investment in non-bank subsidiaries	929	929
Other assets	11,323	9,794
Total Assets	$216,897	$198,931
Liabilities and Shareholders' Equity
Accrued interest and other liabilities	$5,249	$4,799
Dividends payable	1,424	1,330
Junior subordinated debt	30,929	30,929
Shareholders' equity	179,295	161,873
Total Liabilities and Shareholders' Equity	$216,897	$198,931

Condensed Statements of Income

	December 31,
(in thousands)	2024	2023
Income:
Dividend income from bank subsidiary	$6,052	$6,130
Interest income on investments	1,676	1,715
Other income	78	75
Total other income	1,754	1,790
Total Income	7,806	7,920
Expenses:
Interest expense	2,034	1,950
Other expenses	608	715
Total Expenses	2,642	2,665
Income before income taxes and equity in undistributed net income of subsidiaries	5,164	5,255
Applicable income tax benefit	204	213
Net income before equity in undistributed net income of subsidiaries	5,368	5,468
Equity in undistributed net income of subsidiaries:
Bank	15,201	9,592
Net Income	$20,569	$15,060

Condensed Statements of Comprehensive Income

	December 31,
Components of Comprehensive Income (in thousands)	2024	2023
Net Income	$20,569	$15,060
Unrealized losses on AFS securities, net of tax	(110)	(771)
Unrealized losses on cash flow hedges, net of tax	(197)	(228)
Other comprehensive loss, net of tax	(307)	(999)
Comprehensive income	$20,262	$14,061

Condensed Statements of Cash Flows

	December 31,
(in thousands)	2024	2023
Operating Activities
Net Income	$20,569	$15,060
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(15,201)	(9,592)
Increase in other assets	(1,675)	(1,323)
Increase in accrued interest payable and other liabilities	253	273
Stock compensation	475	527
Net cash provided by operating activities	4,421	4,945
Investing Activities
Proceeds from principal paydowns on AFS securities	163	43
Net cash provided by investing activities	163	43
Financing Activities
Proceeds from issuance of common stock	290	293
Repurchase of common stock	(4,032)	(1,495)
Cash dividends on common stock	(5,373)	(5,343)
Net cash used in financing activities	(9,115)	(6,545)
Decrease in cash and cash equivalents	(4,531)	(1,557)
Cash and cash equivalents at beginning of year	9,739	11,296
Cash and cash equivalents at end of year	$5,208	$9,739

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

Pursuant to Item 308(b) of the SEC’s Regulation S-K, this annual report does not include an attestation report of the Corporation’s registered public accounting on the Corporation’s internal control over financial reporting because the Corporation is not an “accelerated filer” or a “large accelerated filer” as such terms are defined in Rule 12b-2 promulgated under the Exchange Act.

An evaluation of the effectiveness of these disclosure controls and procedures as of December 31, 2024 was carried out under the supervision and with the participation of the Corporation’s management, including the PEO and the PFO. Based on that evaluation, the Corporation’s management, including the PEO and the PFO, has concluded that the Corporation’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of the Corporation’s internal control over financial reporting as of December 31, 2024. Management’s report on the Corporation’s internal control over financial reporting is included on the following page.

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

Management assessed the effectiveness of First United Corporation’s internal control over financial reporting as of December 31, 2024, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework (2013 Framework). Based on this assessment and on the foregoing criteria, management has concluded that, as of December 31, 2024, First United Corporation’s internal control over financial reporting is effective.

Dated:	March 20, 2025

/s/ Carissa L. Rodeheaver		/s/ Tonya K. Sturm
Carissa L. Rodeheaver, CPA		Tonya K. Sturm
Chairman of the Board, President		Senior Vice President and
And Chief Executive Officer		Chief Financial Officer
(Principal Executive Officer)		(Principal Financial Officer)

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2024, none of First United Corporation’s directors or officers informed First United Corporation of their adoption, modification, or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as those terms are defined in Item 408 of the SEC’s Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not Applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Corporation has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) applicable to its principal executive officer, principal financial officer, principal accounting officer, or controller, or persons performing similar functions.  A copy of the Code of Ethics is available free of charge upon request to Jason B. Rush, Senior Vice President and Chief Operating Officer, First United Bank & Trust, 19 S. Second Street, Oakland, MD 21550. This Code of Ethics is also available on the Investor Relations page of the Corporation’s website at https://s25.q4cdn.com/317318878/files/doc_downloads/2022/01/Senior-Financial-Officer-Code-of-Business-Conduct-and-Ethics.pdf.

All other information required by this item is incorporated herein by reference to the following sections of the Corporation’s definitive Proxy Statement for the 2025 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A (the “2025 Proxy Statement”):

●	Election of Directors (Proposal 1);
●	Qualifications of Director Nominees;
●	Executive Officers;
●	Delinquent Section 16(a) Reports; and
●	Corporate Governance and Related Matters (under the headings “Committees of the Board - Audit Committee” and “Insider Trading Policy”).

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the sections of the 2025 Proxy Statement entitled “Director Compensation” and “Executive Compensation” (excluding the information under the subheading “Pay Versus Performance”).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

At the 2018 Annual Meeting of Shareholders, the Corporation’s shareholders approved the First United Corporation 2018 Equity Compensation Plan (the “Equity Plan”), which authorizes the grant of stock options, stock appreciation rights, stock awards, dividend equivalents, and other stock-based awards. Subject to the anti-dilution provisions of the Equity Plan, the maximum number of shares for which awards may be granted to any one participant in any calendar year is 20,000 shares, without regard to whether an award is paid in cash or shares. The following table contains information as of December 31, 2024 regarding securities that are authorized for issuance under the Equity Plan:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	42,236	(1)	N/A	131,452	(2)
Equity compensation plans not approved by security holders	—		N/A	N/A
Total	42,236		N/A	131,452
(1)	As of December 31, 2024, only time-vesting and performance-vesting restricted stock units (“RSUs”) had been granted under the Equity Plan. An RSU is a right to receive one share of Common Stock (or the cash value thereof) if certain vesting conditions are satisfied. The amount shown in this column (a) relates to 14,023 time-vesting RSUs and 28,213 performance-vesting RSUs. The amount included for performance-vesting RSUs assumes that those RSUs will vest based on the achievement of the maximum performance levels applicable thereto. That amount would be 9,402 or 18,807, respectively, if only the RSUs’ threshold performance levels or target performance levels were to be achieved.

All other information required by this item is incorporated herein by reference to the section of the 2025 Proxy Statement entitled “Beneficial Ownership of Common Stock by Principal Shareholders and Management”.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the following sections of the 2025 Proxy Statement:

●	Certain Relationships and Related Transactions; and
●	“Corporate Governance and Related Matters” (under the heading “Director Independence”).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section of the 2025 Proxy Statement entitled “Audit Fees and Services”.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1), (2) and (c)  Financial Statements.

Reports of Independent Registered Public Accounting Firms

Consolidated Statements of Financial Condition as of December 31, 2024 and 2023

Consolidated Statements of Income for the years ended December 31, 2024 and 2023

Consolidated Statements of Comprehensive Income for the years ended December 31, 2024 and 2023

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2024 and 2023

Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023

Notes to Consolidated Financial Statements for the years ended December 31, 2024 and 2023

(a)(3) and (b)  Exhibits.

The exhibits filed or furnished with this annual report are listed in the following Exhibit Index.

Exhibit	Description
3.1(i)	Articles of Amendment and Restatement (incorporated by reference to Exhibit 4.1(i) to First United Corporation’s Registration Statement on Form S-3D (File No. 333-180514) filed on April 4, 2023)
3.1(ii)

Articles of Amendment to Articles of Amendment and Restatement of First United Corporation (incorporated by reference to Exhibit 3.1 to First United Corporation’s Current Report on Form 8-K filed on June 3, 2021)

3.2	Bylaws, as restated on September 25, 2024 (incorporated by reference to Exhibit 3.2 to First United Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024)
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
10.1

First United Bank & Trust Amended and Restated Defined Benefit Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.1 to First United Corporation’s Current Report on Form 8-K filed on February 1, 2019)

10.2

Form of Amended and Restated Participation Agreement under the Defined Benefit Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.2 to First United Corporation’s Current Report on Form 8-K filed on February 1, 2019)

10.3

Form of Endorsement Split Dollar Agreement between First United Bank & Trust and certain executive officers (incorporated by reference to Exhibit 10.3 to First United Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

10.4

Amended and Restated First United Corporation Executive and Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to First United Corporation’s Current Report on Form 8-K filed on November 24, 2008)

10.5

Form of Amended and Restated First United Corporation Defined Contribution SERP Agreement (incorporated by reference to Exhibit 10.5 to First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019)

10.6

Amended and Restated First United Corporation Change in Control Severance Plan (incorporated by reference to Exhibit 10.5 to First United Corporation’s Current Report on Form 8-K filed on June 23, 2008)

10.7

Amended and Restated Agreement Under the First United Corporation Change in Control Severance Plan, dated as of January 8, 2021 (incorporated by reference to Exhibit 10.1 to First United Corporation’s Current Report on Form 8-K filed on January 8, 2021)

10.8	First United Corporation 2018 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to First United Corporation’s Current Report on Form 8-K filed on May 21, 2019)
10.9	First United Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to First United Corporation’s Current Report on Form 8-K filed on March 16, 2020)
10.10	Appendix A to the First United Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to First United Corporation’s Current Report on Form 8-K filed on May 23, 2024)
10.11	Summary of ROAE Nonequity Incentive Compensation Award Opportunities (incorporated by reference to Exhibit 10.1 to First United Corporation’s Current Report on Form 8-K filed on June 7, 2024)
10.12	First United Corporation Short-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to First United Corporation’s Current Report on Form 8-K filed on March 16, 2020)
10.13	Appendix A to the First United Corporation Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to First United Corporation’s Current Report on Form 8-K filed on March 15, 2022)*
10.14

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

10.16

Stock Purchase Agreement, dated as of April 16, 2021, by and between First United Corporation and Driver Opportunity Partners I LP (incorporated by reference to Exhibit 10.1 to First United Corporation’s Current Report on Form 8-K filed on April 19, 2021)

10.17

Cooperation and Settlement Agreement, dated as of April 16, 2021, by and between First United Corporation, Driver Opportunity Partners I LP and other parties named therein (incorporated by reference to Exhibit 10.2 to First United Corporation’s Current Report on Form 8-K filed on April 19, 2021)

19.1	First United Corporation Insider Trading Policy (incorporated by reference to Exhibit 19.1 to First United Corporation’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2023)
21	Subsidiaries (filed herewith)
23.1	Consent of Crowe LLP, Independent Registered Public Accounting Firm (filed herewith)
31.1	Certifications of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
31.2	Certifications of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)
97	Incentive Compensation Recovery Policy (incorporated by reference to Exhibit 97 to First United Corporation’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2023)
101.INS	Inline XBRL Instance Document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	The cover page of First United Corporation’s Annual Report on Form 10K for the year ended December 31, 2024, formatted in Inline XBRL, included within the Exhibit 101 attachments (filed herewith).
*

Portions of Exhibit 10.13, identified in brackets, were excluded because they were immaterial and would have likely caused competitive harm to the Corporation if publicly disclosed.  Such information will be disclosed in “Executive Compensation” section of the 2025 Proxy Statement.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST UNITED CORPORATION

Date:	March 20, 2025	By:	/s/ Carissa L. Rodeheaver
Carissa L. Rodeheaver, CPA
Chairman of the Board, President
and Chief Executive Officer
(Principal Executive Officer)

Date:	March 20, 2025	By:	/s/ Tonya K. Sturm
Tonya K. Sturm,
Senior Vice President and
Chief Financial Officer,
(Principal Financial Officer
and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ John F. Barr	/s/ Brian R. Boal
John F. Barr – Director	Brian R. Boal - Director
March 20, 2025	March 20, 2025

/s/ Sanu B. Chadha	/s/ Christy M. DiPietro
Sanu B. Chadha - Director	Christy M. DiPietro– Director
March 20, 2025	March 20, 2025

/s/ Kevin R. Hessler	/s/ Patricia A. Milon
Kevin R. Hessler- Director	Patricia A. Milon– Director
March 20, 2025	March 20, 2025

/s/ Beth E. Moran	/s/ Carissa L. Rodeheaver
Beth E. Moran – Director	Carissa L. Rodeheaver – Director, President
March 20, 2025	and Chief Executive Officer
March 20, 2025

/s/ I. Robert Rudy	/s/ H. Andrew Walls, III
I. Robert Rudy - Director	H. Andrew Walls, III- Director March 20, 2025
March 20, 2025

/s/ Tonya K. Sturm
Tonya K. Sturm – Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer) March 20, 2025