Form 10-Q
period 2025-03-31
FIRST UNITED CORP/MD/
filed 2025-05-07
CIK 763907

th

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For quarterly period ended March 31, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:   6,478,634 shares of common stock, par value $0.01 per share, as of April 30, 2025.

INDEX TO QUARTERLY REPORT

FIRST UNITED CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

First United Corporation and Subsidiaries

Consolidated Statements of Financial Condition

(In thousands, except share data - Unaudited)

	March 31, 2025	December 31, 2024

Assets
Cash and due from banks	$82,813	$77,020
Interest bearing deposits in banks	1,618	1,307
Cash and cash equivalents	84,431	78,327
Investment securities – available for sale (at fair value)	99,998	94,494
Investment securities – held to maturity, net of allowance for credit losses of $59 at March 31, 2025 and December 31, 2024 (fair value $146,771 at March 31, 2025 and $144,760 at December 31, 2024)	174,144	175,497
Equity investments not held for trading with readily determinable fair values	1,001	—
Restricted investment in bank stock, at cost	5,815	5,768
Loans held for sale	—	806
Loans	1,479,869	1,480,793
Unearned fees	(457)	(442)
Allowance for credit losses	(18,467)	(18,170)
Net loans	1,460,945	1,462,181
Premises and equipment, net	30,010	30,081
Goodwill and other intangibles	11,691	11,773
Bank owned life insurance	49,293	48,952
Deferred tax assets	10,021	9,989
Other real estate owned, net	3,062	3,062
Repossessed assets	2,802	2,802
Right of use assets	1,131	1,204
Pension asset	16,064	17,824
Accrued interest receivable	6,975	7,473
Other assets	22,370	22,789
Total Assets	$1,979,753	$1,973,022
Liabilities and Shareholders’ Equity
Liabilities:
Non-interest bearing deposits	$422,415	$426,737
Interest bearing deposits	1,201,159	1,148,092
Total deposits	1,623,574	1,574,829
Short-term borrowings	20,342	65,409
Long-term borrowings	120,929	120,929
Operating lease liability	1,308	1,384
SERP deferred compensation	8,400	8,335
Allowance for credit losses on off-balance sheet credit exposures	863	863
Accrued interest payable	693	489
Other liabilities	18,524	20,065
Dividends payable	1,426	1,424
Total Liabilities	1,796,059	1,793,727
Shareholders’ Equity:
Common Stock – par value $0.01 per share; Authorized 25,000,000 shares; issued and outstanding 6,478,634 shares at March 31, 2025 and 6,471,096 at December 31, 2024	65	65
Surplus	20,606	20,476
Retained earnings	193,382	189,002
Accumulated other comprehensive loss	(30,359)	(30,248)
Total Shareholders’ Equity	183,694	179,295
Total Liabilities and Shareholders’ Equity	$1,979,753	$1,973,022

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2025	2024

	(Unaudited)
Interest income
Interest and fees on loans	$21,755	$19,218
Interest on investment securities
Taxable	1,763	1,744
Exempt from federal income tax	45	53
Total investment income	1,808	1,797
Other	499	883
Total interest income	24,062	21,898
Interest expense
Interest on deposits:
Savings	43	48
Interest-bearing transaction accounts	5,200	4,701
Time deposits	1,440	1,517
Total interest on deposits	6,683	6,266
Interest on short-term borrowings	20	461
Interest on long-term borrowings	1,343	1,359
Total Interest Expense	8,046	8,086
Net Interest income	16,016	13,812
Credit loss expense
Credit loss expense - loans	657	961
Credit loss credit - off-balance sheet credit exposures	(1)	(15)
Total credit loss expense	656	946
Net interest income after provision for credit losses	15,360	12,866
Other operating income
Net gains on sales of residential mortgage loans	92	82
Net gains	92	82
Other Income
Service charges on deposit accounts	547	556
Other service charges	206	215
Trust department	2,323	2,188
Debit card income	921	932
Bank owned life insurance	341	326
Brokerage commissions	421	495
Other	63	81
Total other income	4,822	4,793
Total other operating income	4,914	4,875
Other operating expenses
Salaries and employee benefits	7,331	7,157
FDIC premiums	245	269
Equipment expense	578	923
Occupancy expense of premises	689	954
Data processing expense	1,503	1,318
Marketing expense	238	134
Professional services	476	486
Contract labor	163	183
Telephone	98	109
Other real estate owned expense, net	92	86
Investor relations	62	53
Contributions	56	50
Other	1,045	1,159
Total other operating expenses	12,576	12,881
Income before income tax expense	7,698	4,860
Provision for income tax expense	1,892	1,162
Net Income	$5,806	$3,698
Basic net income per share	$0.90	$0.56
Diluted net income per share	$0.89	$0.56
Weighted average number of basic shares outstanding	6,474	6,642
Weighted average number of diluted shares outstanding	6,490	6,655
Dividends declared per common share	$0.22	$0.20

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

	Three Months Ended
	March 31,
	2025	2024

Comprehensive Income	(Unaudited)
Net Income	$5,806	$3,698
Other comprehensive (loss)/income, net of tax and reclassification adjustments:
Available for sale securities:
Unrealized holding gains on investments with credit related impairment	$8	$210
Reclassification adjustment for accretable yield realized in income	50	50
Other comprehensive (loss)/income on investments with credit related impairment	(42)	160

Unrealized holding gains/(losses) on all other AFS investments	$1,849	$(623)
Other comprehensive income/(loss) on all other AFS investments	1,849	(623)

Held to Maturity Securities
Unrealized holding gains on securities transferred to held to maturity	$—	$—
Reclassification adjustment for amortization realized in income	(154)	(160)
Other comprehensive income on HTM investments	154	160

Cash flow hedges:
Unrealized holding (losses)/gains on cash flow hedges	$(108)	$73
Other comprehensive (loss)/income on cash flow hedges	(108)	73

Pension plan assets:
Unrealized holding (losses)/gains on pension plan liability	$(2,128)	$1,489
Reclassification adjustment for amortization of unrecognized losses realized in income	(132)	(203)
Other comprehensive (loss)/income on pension plan liability	(1,996)	1,692

SERP liability:
Unrealized holding gains on SERP liability	$—	$—
Reclassification adjustment for amortization of unrealized losses realized in income	—	(39)
Other comprehensive income on SERP liability	—	39
Other comprehensive (loss)/income before income tax	(143)	1,501
Income tax effect related to other comprehensive (loss)/income	32	(396)

Other comprehensive (loss)/income, net of tax	(111)	1,105
Comprehensive income	$5,695	$4,803

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except per share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at January 1, 2025	$65	$20,476	$189,002	$(30,248)	$179,295
Net income			5,806		5,806
Other comprehensive loss				(111)	(111)
Stock based compensation		55			55
Common stock issued - 7,538 shares		75			75
Common stock dividend declared - $0.22 per share			(1,426)		(1,426)
Balance at March 31, 2025	$65	$20,606	$193,382	$(30,359)	$183,694

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at January 1, 2024	$66	$23,734	$173,900	$(35,827)	$161,873
Net income			3,698		3,698
Other comprehensive income				1,105	1,105
Stock based compensation		57			57
Common stock issued - 8,757 shares		74			74
Common stock dividend declared - $0.20 per share			(1,326)		(1,326)
Balance at March 31, 2024	$66	$23,865	$176,272	$(34,722)	$165,481

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended
	March 31,
	2025	2024

	(Unaudited)
Operating activities
Net income	$5,806	$3,698
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	656	946
Depreciation	656	1,256
Stock based compensation	55	57
Gains on sales of other real estate owned	—	(23)
Originations of loans held for sale	(153)	(1,707)
Proceeds from sales of loans held for sale	1,051	2,057
Gains from sales of loans held for sale	(92)	(82)
Net accretion of investment securities discounts and premiums- AFS	(48)	(22)
Net accretion of investment securities discounts and premiums- HTM	(134)	(178)
Amortization of intangible assets	82	82
Earnings on bank owned life insurance	(341)	(326)
Amortization of deferred loan fees, net	(27)	(44)
Amortization of operating lease right of use asset	73	68
Decrease in accrued interest receivable and other assets	868	387
Deferred tax (benefit)/expense	(32)	397
Amortization of operating lease liability	(76)	(72)
Decrease in accrued interest payable and other liabilities	(1,379)	(2,906)
Net cash provided by operating activities	6,965	3,588
Investing activities
Proceeds from maturities/calls of investment securities - AFS	1,219	1,145
Proceeds from maturities/calls of investment securities - HTM	1,487	31,339
Purchases of investment securities - AFS	(4,870)	—
Purchases of equity securities with readily determinable fair market values	(1,001)	—
Proceeds from sales of other real estate owned	—	114
Net (increase)/decrease in restricted stock	(47)	1,860
Net decrease/(increase) in loans	607	(6,101)
Purchases of premises and equipment	(585)	(65)
Net cash (used in)/provided by investing activities	(3,190)	28,292
Financing activities
Net increase in deposits	48,745	12,476
Issuance of common stock	75	74
Cash dividends paid on common stock	(1,424)	(1,327)
Net (decrease)/increase in short-term borrowings	(45,067)	34,076
Payments of long-term borrowings	—	(40,000)
Net cash provided by financing activities	2,329	5,299
Increase in cash and cash equivalents	6,104	37,179
Cash and cash equivalents at beginning of the year	78,327	49,753
Cash and cash equivalents at end of period	$84,431	$86,932
Supplemental information
Interest paid	$7,842	$7,779
Taxes paid	$52	$70

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Basis of Presentation

The financial information is presented in accordance with generally accepted accounting principles and general practice for financial institutions in the United States of America (“GAAP”).  First United Corporation has prepared these unaudited condensed consolidated financial statements in accordance with GAAP for interim financial information, rules of the Securities and Exchange Commission that permit reduced disclosure for interim periods, and Article 8 of Regulation S-X.  Operating results for the three-month period ended March 31, 2025 are not necessarily indicative of the results that may be expected for the full year or for any future interim period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

The Corporation has evaluated events and transactions occurring subsequent to the statement of financial condition date of March 31, 2025 and through the date these consolidated financial statements were issued, for items of potential recognition or disclosure.

Note 2 – Accounting Statements Issued but Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740):  Improvements to Income Tax Disclosures.”  ASU 2023-09 requires public business entities to disclose in their rate reconciliation table additional categories of information about Federal, state, and foreign income taxes and to provide more details about the reconciling items in some categories if items meet a quantitative threshold.  ASU No. 2023-09 also requires all entities to disclose income taxes paid, net of refunds, disaggregated by Federal, state, and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold, among other things.  ASU No. 2023-09 became effective for annual periods beginning after December 15, 2024 and early adoption is permitted.  First United Corporation will adopt this ASU in its annual report for the period ending December 31, 2025 and does not believe that such adoption will have a significant impact on the Corporation’s financial statements.

In November 2024, FASB issued ASU No. 2024-03, “Income Statement- Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40):  Disaggregation of Income Statement Expenses.”  ASU No. 2024-03 requires disaggregated disclosure of income statement expenses for public business entities.  ASU No. 2024-03 requires new financial statement disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense caption.  The prescribed categories include, among other things, employee compensation, depreciation, and intangible asset amortization.  Additionally, entities must disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses.  ASU No. 2024-03 is effective on a prospective basis for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, though early adoption and retrospective application is permitted.  ASU No. 2024-03 is not expected to have a significant impact on our financial statements.

Note 3 – Earnings Per Common Share

Basic earnings per common share is derived by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents. Diluted earnings per share is derived by dividing net income available to common shareholders by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents, such as restricted stock units (“RSUs”). There were no anti-dilutive shares outstanding at March 31, 2025 or 2024.

The following table sets forth the calculation of basic and diluted earnings per common share for the three-month periods ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025			2024
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Income	Shares	Amount
Basic Earnings Per Share:

Net income	$5,806	6,474	$0.90	$3,698	6,642	$0.56

Diluted Earnings Per Share:

Restricted stock units		16			13

Net income	$5,806	6,490	$0.89	$3,698	6,655	$0.56

Note 4 – Investments

The following tables show a comparison of amortized cost and fair values of investment securities at March 31, 2025 and December 31, 2024:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
March 31, 2025
Available for Sale:
U.S. treasuries	$3,862	$151	$—	$—	$4,013
U.S. government agencies	7,000	—	781	—	$6,219
Residential mortgage-backed agencies	24,050	8	3,841	—	20,217
Commercial mortgage-backed agencies	36,943	—	8,018	—	28,925
Collateralized mortgage obligations	20,706	—	2,943	—	17,763
Obligations of states and political subdivisions	7,543	2	287	—	7,258
Corporate bonds	1,000		94	—	906
Collateralized debt obligations	18,707	—	4,010	—	14,697
Total available for sale	$119,811	$161	$19,974	$—	$99,998

(in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value	Allowance for Credit Losses
March 31, 2025
Held to Maturity:
U.S. government agencies	$68,374	$—	$9,483	$58,891	$—
Residential mortgage-backed agencies	31,539	25	3,051	28,513	—
Commercial mortgage-backed agencies	21,089	—	5,441	15,648	—
Collateralized mortgage obligations	48,696	—	8,905	39,791	—
Obligations of states and political subdivisions	4,505	188	765	3,928	59
Total held to maturity	$174,203	$213	$27,645	$146,771	$59

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
December 31, 2024
Available for Sale:
U.S. government agencies	$7,000	$—	$885	$—	$6,115
Residential mortgage-backed agencies	24,621	—	4,425	—	20,196
Commercial mortgage-backed agencies	37,205	—	8,571	—	28,634
Collateralized mortgage obligations	21,069	—	3,343	—	17,726
Obligations of states and political subdivisions	6,533	—	324	—	6,209
Corporate bonds	1,000	—	104	—	896
Collateralized debt obligations	18,686	—	3,968	—	14,718
Total available for sale	$116,114	$—	$21,620	$—	$94,494

(in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value	Allowance for Credit Losses
December 31, 2024
Held to Maturity:
U.S. government agencies	$68,301	$—	$11,192	$57,109	$—
Residential mortgage-backed agencies	32,171	1	3,561	28,611	—
Commercial mortgage-backed agencies	21,134	—	5,794	15,340	—
Collateralized mortgage obligations	49,439	—	9,724	39,715	—
Obligations of states and political subdivisions	4,511	177	703	3,985	59
Total held to maturity	$175,556	$178	$30,974	$144,760	$59

The Corporation utilizes FASB Accounting Standards Codification (“ASC”) Topic 326 to evaluate its available-for-sale (“AFS”) and held-to-maturity (“HTM”) debt security portfolio for expected credit losses.

For any AFS debt security in an unrealized loss position, the Corporation first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery to its amortized cost basis.  If either criterion regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income.  For AFS debt securities that do not meet the aforementioned criteria, the Corporation evaluates whether the decline in fair value has resulted from credit losses or other factors.  In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors.  If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security.  If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses (“ACL”) is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis.  Any impairment that has not been recorded through the ACL is recognized in other comprehensive income (“OCI”).

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

The ACL on HTM securities is a contra-asset valuation account, calculated in accordance with ASC Topic 326.  Management measures expected credit losses on HTM debt securities on a collective basis by major security type.  Management has elected not to measure an ACL for accrued interest on securities. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts.

Management classifies the HTM portfolio into the following major security types: (i) securities issued or guaranteed by U.S. government agencies (including U.S. treasuries, agency bonds, and U.S. guaranteed residential mortgage-backed securities, commercial mortgage-backed securities, and collateralized mortgage obligations); (ii) rated municipal securities, and (iii) unrated municipal securities.  With regard to securities issued by U.S. government agencies and corporations, it is expected that the securities will not settle at prices less than the amortized cost bases of the securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government.  Accordingly, no ACL has been recorded on these securities.  With regard to securities issued by states and political subdivisions, management considers (x) issuer bond ratings, (y) historical loss rates for given bond ratings, and (z) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. Non-rated securities are evaluated internally based on financial performance and expected future cash flows.

As of both March 31, 2025 and December 31, 2024, the Corporation recorded ACL of approximately $59,000 related to one municipal bond in its HTM security portfolio.

The following tables show the Corporation’s investment securities with gross unrealized and unrecognized losses and fair values at March 31, 2025 and December 31, 2024, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrealized Losses	Number of Investments	Fair Value	Unrealized Losses	Number of Investments
March 31, 2025
Available for Sale:
U.S. government agencies	$—	$—	—	$6,219	$781	2
Residential mortgage-backed agencies	—	—	—	18,298	3,841	3
Commercial mortgage-backed agencies	1,692	63	1	27,233	7,955	8
Collateralized mortgage obligations	2,905	8	1	14,858	2,935	9
Obligations of states and political subdivisions	1,946	44	2	4,050	243	4
Corporate bonds	—	—	—	906	94	1
Collateralized debt obligations	—	—	—	14,697	4,010	9
Total available for sale	$6,543	$115	4	$86,261	$19,859	36

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrecognized Losses	Number of Investments	Fair Value	Unrecognized Losses	Number of Investments
March 31, 2025
Held to Maturity:
U.S. government agencies	$—	$—	—	$58,891	9,483	9
Residential mortgage-backed agencies	4,459	56	3	20,310	2,995	35
Commercial mortgage-backed agencies	—	—	—	15,648	5,441	2
Collateralized mortgage obligations	—	—	—	39,791	8,905	8
Obligations of states and political subdivisions	—	—	—	2,111	765	1
Total held to maturity	$4,459	$56	3	$136,751	$27,589	55

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrealized Losses	Number of Investments	Fair Value	Unrealized Losses	Number of Investments
December 31, 2024
Available for Sale:
U.S. government agencies	$—	$—	—	$6,115	$885	2
Residential mortgage-backed agencies	1,974	18	1	18,222	4,407	3
Commercial mortgage-backed agencies	1,688	59	1	26,946	8,512	8
Collateralized mortgage obligations	2,892	50	1	14,834	3,293	9
Obligations of states and political subdivisions	1,224	18	2	3,742	306	3
Corporate Bonds	—	—	—	896	104	1
Collateralized debt obligations	—	—	—	14,718	3,968	9
Total available for sale	$7,778	$145	5	$85,473	$21,475	35

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrecognized Losses	Number of Investments	Fair Value	Unrecognized Losses	Number of Investments
December 31, 2024
Held to Maturity:
U.S. government agencies	$—	$—	—	$57,109	$11,192	9
Residential mortgage-backed agencies	8,291	132	5	20,243	3,429	35
Commercial mortgage-backed agencies	—	—	—	15,340	5,794	2
Collateralized mortgage obligations	—	—	—	39,715	9,724	8
Obligations of states and political subdivisions	—	—	—	2,179	703	1
Total held to maturity	$8,291	$132	5	$134,586	$30,842	55

The amortized cost and estimated fair value of securities by contractual maturities at March 31, 2025 are shown in the following table.  Expected maturities for mortgage-backed securities and collateralized mortgage obligations will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2025
(in thousands)	Amortized Cost	Fair Value
Contractual Maturity
Available for Sale:
Due after one year through five years	5,250	5,101
Due after five years through ten years	5,400	5,180
Due after ten years	27,462	22,812
	38,112	33,093
Residential mortgage-backed agencies	24,050	20,217
Commercial mortgage-backed agencies	36,943	28,925
Collateralized mortgage obligations	20,706	17,763
Total available for sale	$119,811	$99,998
Held to Maturity:
Due after one year through five years	$17,050	$16,317
Due after five years through ten years	36,044	31,322
Due after ten years	19,785	15,180
	72,879	62,819
Residential mortgage-backed agencies	31,539	28,513
Commercial mortgage-backed agencies	21,089	15,648
Collateralized mortgage obligations	48,696	39,791
Total held to maturity	$174,203	$146,771

At March 31, 2025 and December 31, 2024, AFS investment securities with an aggregate fair value of $79.3 million and $71.6 million, respectively, and HTM investment securities with an aggregate book value of $167.4 million and $161.2 million, respectively, were pledged as permitted or required to secure public deposits, for securities sold under agreements to repurchase as required or permitted by law and as collateral for borrowing capacity.

Note 5 – Loans and Related Allowance for Credit Losses

The following table summarizes the primary segments of the loan portfolio at March 31, 2025 and December 31, 2024:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
March 31, 2025
Individually evaluated for impairment	$—	$—	$1,839	$1,593	$—	$3,432
Collectively evaluated for impairment	532,764	94,063	280,531	518,479	50,600	1,476,437
Total loans	$532,764	$94,063	$282,370	$520,072	$50,600	$1,479,869
December 31, 2024
Individually evaluated for impairment	$574	$—	$2,048	$1,810	$—	$4,432
Collectively evaluated for impairment	525,790	95,314	285,486	517,005	52,766	1,476,361
Total loans	$526,364	$95,314	$287,534	$518,815	$52,766	$1,480,793

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans at March 31, 2025 and December 31, 2024:

(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due and Accruing	Non- Accrual	Total Loans
March 31, 2025
Commercial real estate:
Non-owner-occupied	$304,568	$—	$—	$—	$—	$—	$304,568
All other CRE	224,979	721	2,417	—	3,138	79	228,196
Acquisition and development:
1-4 family residential construction	20,490	—	—	—	—	—	20,490
All other A&D	73,482	52	—	—	52	39	73,573
Commercial and industrial	280,461	20	50	—	70	1,839	282,370
Residential mortgage:
Residential mortgage - term	450,936	773	790	140	1,703	1,869	454,508
Residential mortgage - home equity	64,620	314	450	93	857	87	65,564
Consumer	50,045	355	87	—	442	113	50,600
Total	$1,469,581	$2,235	$3,794	$233	$6,262	$4,026	$1,479,869
December 31, 2024
Commercial real estate:
Non-owner-occupied	$296,259	$—	$—	$—	$—	$—	$296,259
All other CRE	228,875	257	—	317	574	656	230,105
Acquisition and development:
1-4 family residential construction	16,630	—	—	—	—	—	16,630
All other A&D	78,588	—	14	—	14	82	78,684
Commercial and industrial	285,675	—	21	—	21	1,838	287,534
Residential mortgage:
Residential mortgage - term	447,161	66	2,411	504	2,981	2,100	452,242
Residential mortgage - home equity	65,824	371	228	69	668	81	66,573
Consumer	52,117	364	83	28	475	174	52,766
Total	$1,471,129	$1,058	$2,757	$918	$4,733	$4,931	$1,480,793

Non-accrual loans that have been subject to partial charge-offs totaled $0.7 million at March 31, 2025 and December 31, 2024.  There were no loans secured by 1-4 family residential real estate properties in the process of foreclosure at March 31, 2025.  Loans secured by 1-4 family residential real estate properties in the process of foreclosure totaled $1.6 million at December 31, 2024.  Accruing loans past due 30 days or more constituted 0.42% of the loan portfolio at March 31, 2025 compared to 0.32% at December 31, 2024.

A loan that is considered a non-accrual or modified loan may be subject to the individually evaluated loan analysis if the commitment is $0.1 million or greater; otherwise, the modified loan remains in the appropriate segment in the ACL model and associated reserves are adjusted based on changes in the discounted cash flows resulting from the modification of the modified loan.  For a discussion with respect to reserve calculations regarding individually evaluated loans, refer to the “Nonrecurring Loans” section in Note 6, Fair Value of Financial Instruments.

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

The following table summarizes the primary segments of the ACL at March 31, 2025 and December 31, 2024, segregated by the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
March 31, 2025
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	5,670	940	4,334	6,723	800	18,467
Total ACL	$5,670	$940	$4,334	$6,723	$800	$18,467
December 31, 2024
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	5,272	909	4,205	7,010	774	18,170
Total ACL	$5,272	$909	$4,205	$7,010	$774	$18,170

Changes in the fair value of the types of collateral for individually evaluated loans are reported as provision for credit loss in the period of change.  The evaluation of the need and amount of a specific allocation of the ACL and whether a loan can be removed from impairment status is made on a quarterly basis.

The following tables present the amortized cost basis of collateral-dependent individually evaluated loans as of March 31, 2025 and December 31, 2024.

	March 31, 2025
(in thousands)	Real Estate	Other Collateral	Non-Accrual Loans with No Allowance
Commercial and industrial	—	1,839	1,839
Residential mortgage	1,593	—	1,593
Total Loans	$1,593	$1,839	$3,432

	December 31, 2024
(in thousands)	Real Estate	Other Collateral	Non-Accrual Loans with No Allowance
Commercial real estate	$574	$—	$574
Residential mortgage	1,810	—	1,810
Total Loans	$2,384	$—	$2,384

The following tables present the activity in the ACL for the three-month periods ended March 31, 2025 and 2024:

Nine months ended (in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
Beginning balance at January 1, 2025	$5,272	$909	$4,205	$7,010	$774	$18,170
Loan charge-offs	—	(3)	(355)	—	(184)	(542)
Recoveries collected	—	64	2	16	100	182
Credit loss (credit)/expense	398	(30)	482	(303)	110	657
ACL balance at March 31, 2025	$5,670	$940	$4,334	$6,723	$800	$18,467
Beginning balance at January 1, 2024	$5,120	$940	$3,717	$6,774	$929	$17,480
Loan charge-offs	—	—	(112)	—	(506)	(618)
Recoveries collected	37	3	31	18	70	159
Credit loss (credit)/expense	(195)	71	366	225	494	961
ACL balance at March 31, 2024	$4,962	$1,014	$4,002	$7,017	$987	$17,982

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

The Corporation has elected to forecast the first four quarters of the credit loss estimate and revert on a straight-line basis.  Based on the final values in the forecast and the uncertainty of a post-pandemic recovery, management has elected to revert over eight quarters.  By reverting these modeling inputs to their historical mean and considering loan/borrower specific attributes, our models are intended to yield a measurement of expected credit losses that reflects our average historical loss rates for periods subsequent to the reversion period.

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

The following tables present loan balances by year of origination and internally assigned risk rating for our portfolio segments for the periods presented:

(in thousands)	2025	2024	2023	2022	2021	2020 and Prior	Revolving	Total Portfolio Loans
March 31, 2025
Commercial real estate:
Non-owner-occupied
Pass	$71	$22,723	$36,103	$73,044	$28,629	$138,309	$2,334	$301,213
Special Mention	—	—	—	—	—	693	—	693
Substandard	—	—	—	—	—	2,662	—	2,662
Total non-owner occupied	71	22,723	36,103	73,044	28,629	141,664	2,334	304,568
Current period gross charge-offs	—	—	—	—	—	—	—	—
All other CRE
Pass	2,976	43,041	32,269	28,660	23,655	86,188	4,531	221,320
Special Mention	—	—	—	—	—	913	—	913
Substandard	—	992	—	—	1,737	2,848	386	5,963
Total all other CRE	2,976	44,033	32,269	28,660	25,392	89,949	4,917	228,196
Current period gross charge-offs	—	—	—	—	—	—	—	—
Acquisition and development:
1-4 family residential construction
Pass	495	14,560	2,400	—	—	—	3,035	20,490
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total acquisition and development	495	14,560	2,400	—	—	—	3,035	20,490
Current period gross charge-offs	—	—	—	—	—	—	—	—
All other A&D
Pass	1,018	24,961	12,270	11,039	1,854	10,294	12,046	73,482
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	91	—	91
Total all other A&D	1,018	24,961	12,270	11,039	1,854	10,385	12,046	73,573
Current period gross charge-offs	—	—	—	—	—	3	—	3
Commercial and industrial:
Pass	3,782	35,325	28,084	62,622	15,291	18,512	76,160	239,776
Special Mention	—	4,251	13,000	3,500	49	1,773	9,325	31,898
Substandard	25	117	—	1,192	669	6,713	1,980	10,696
Total commercial and industrial	3,807	39,693	41,084	67,314	16,009	26,998	87,465	282,370
Current period gross charge-offs	—	—	—	—	—	355	—	355
Residential mortgage:
Residential mortgage - term
Pass	6,745	33,565	69,683	90,865	77,551	166,715	1,147	446,271
Special Mention	—	—	—	678	830	503	—	2,011
Substandard	—	—	—	211	1,339	4,652	24	6,226
Total residential mortgage - term	6,745	33,565	69,683	91,754	79,720	171,870	1,171	454,508
Current period gross charge-offs	—	—	—	—	—	—	—	—
Residential mortgage - home equity
Pass	44	79	755	3,679	679	946	58,591	64,773
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	43	748	791
Total residential mortgage - home equity	44	79	755	3,679	679	989	59,339	65,564
Current period gross charge-offs	—	—	—	—	—	—	—	—
Consumer:
Pass	2,681	9,960	9,588	5,405	2,934	16,958	2,727	50,253
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	54	202	45	18	22	6	347
Total consumer	2,681	10,014	9,790	5,450	2,952	16,980	2,733	50,600
Current period gross charge-offs	36	24	22	10	38	54	—	184
Total Portfolio Loans
Pass	17,812	184,214	191,152	275,314	150,593	437,922	160,571	1,417,578
Special Mention	—	4,251	13,000	4,178	879	3,882	9,325	35,515
Substandard	25	1,163	202	1,448	3,763	17,031	3,144	26,776
Total Portfolio Loans	$17,837	$189,628	$204,354	$280,940	$155,235	$458,835	$173,040	$1,479,869
Current YTD Period:
Current period gross charge-offs	$36	$24	$22	$10	$38	$412	$—	$542

(in thousands)	2024	2023	2022	2021	2020	2019 and Prior	Revolving	Total Portfolio Loans
December 31, 2024
Commercial real estate:
Non-owner-occupied
Pass	$22,807	$23,454	$73,649	$28,941	$52,080	$89,977	$1,960	$292,868
Special Mention	—	—	—	—	706	—	—	706
Substandard	—	—	—	—	—	2,685	—	2,685
Total non-owner occupied	22,807	23,454	73,649	28,941	52,786	92,662	1,960	296,259
Current period gross charge-offs	—	—	—	—	—	—	—	—
All other CRE
Pass	42,855	32,599	29,951	24,073	16,842	72,630	4,535	223,485
Special Mention	—	—	—	—	199	—	—	199
Substandard	994	—	—	1,744	—	3,453	230	6,421
Total all other CRE	43,849	32,599	29,951	25,817	17,041	76,083	4,765	230,105
Current period gross charge-offs	—	—	—	—	—	—	—	—
Acquisition and development:
1-4 family residential construction
Pass	11,686	3,317	—	—	—	—	1,627	16,630
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total acquisition and development	11,686	3,317	—	—	—	—	1,627	16,630
Current period gross charge-offs	—	—	—	—	—	—	—	—
All other A&D
Pass	23,304	24,114	10,672	1,848	1,773	9,230	7,661	78,602
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	82	—	82
Total all other A&D	23,304	24,114	10,672	1,848	1,773	9,312	7,661	78,684
Current period gross charge-offs	—	—	—	—	—	—	—	—
Commercial and industrial:
Pass	35,898	29,786	65,663	17,558	6,777	13,758	75,440	244,880
Special Mention	4,250	13,000	3,500	—	1,842	—	9,084	31,676
Substandard	122	—	1,209	680	6,562	692	1,713	10,978
Total commercial and industrial	40,270	42,786	70,372	18,238	15,181	14,450	86,237	287,534
Current period gross charge-offs	465	—	125	892	41	87	—	1,610
Residential mortgage:
Residential mortgage - term
Pass	32,582	70,643	91,775	78,892	35,790	133,725	1,235	444,642
Special Mention	—	—	684	840	—	—	—	1,524
Substandard	—	—	60	1,054	—	4,923	39	6,076
Total residential mortgage - term	32,582	70,643	92,519	80,786	35,790	138,648	1,274	452,242
Current period gross charge-offs	—	—	—	—	—	30	—	30
Residential mortgage - home equity
Pass	171	803	3,948	696	361	622	59,307	65,908
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	33	12	620	665
Total residential mortgage - home equity	171	803	3,948	696	394	634	59,927	66,573
Current period gross charge-offs	—	—	15	—	—	—	—	15
Consumer:
Pass	11,132	10,945	6,312	3,525	1,091	16,593	2,833	52,431
Special Mention	—	—	—	—	—	—	—	—
Substandard	3	177	100	24	25	4	2	335
Total consumer	11,135	11,122	6,412	3,549	1,116	16,597	2,835	52,766
Current period gross charge-offs	204	314	109	64	23	655	—	1,369
Total Portfolio Loans
Pass	180,435	195,661	281,970	155,533	114,714	336,535	154,598	1,419,446
Special Mention	4,250	13,000	4,184	840	2,747	—	9,084	34,105
Substandard	1,119	177	1,369	3,502	6,620	11,851	2,604	27,242
Total Portfolio Loans	$185,804	$208,838	$287,523	$159,875	$124,081	$348,386	$166,286	$1,480,793
Current YTD Period:
Current period gross charge-offs	$669	$314	$249	$956	$64	$772	$—	$3,024

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past.

The following tables present loan balances by year of origination segregated by performing and non-performing loans for the periods presented:

(in thousands)	2025	2024	2023	2022	2021	2020 and Prior	Revolving	Total Portfolio Loans
March 31, 2025
Commercial real estate:
Non-owner-occupied
Performing	$71	$22,723	$36,103	$73,044	$28,629	$141,664	$2,334	$304,568
Nonperforming	—	—	—	—	—	—	—	—
Total non-owner occupied	71	22,723	36,103	73,044	28,629	141,664	2,334	304,568
All other CRE
Performing	2,976	44,033	32,269	28,660	25,392	89,870	4,917	228,117
Nonperforming	—	—	—	—	—	79	—	79
Total all other CRE	2,976	44,033	32,269	28,660	25,392	89,949	4,917	228,196
Acquisition and development:
1-4 family residential construction
Performing	495	14,560	2,400	—	—	—	3,035	20,490
Nonperforming	—	—	—	—	—	—	—	—
Total acquisition and development	495	14,560	2,400	—	—	—	3,035	20,490
All other A&D
Performing	1,018	24,961	12,270	11,039	1,854	10,346	12,046	73,534
Nonperforming	—	—	—	—	—	39	—	39
Total all other A&D	1,018	24,961	12,270	11,039	1,854	10,385	12,046	73,573
Commercial and industrial:
Performing	3,807	39,693	41,084	66,122	15,362	26,998	87,465	280,531
Nonperforming	—	—	—	1,192	647	—	—	1,839
Total commercial and industrial	3,807	39,693	41,084	67,314	16,009	26,998	87,465	282,370
Residential mortgage:
Residential mortgage - term
Performing	6,745	33,565	69,683	91,754	79,596	169,985	1,171	452,499
Nonperforming	—	—	—	—	124	1,885	—	2,009
Total residential mortgage - term	6,745	33,565	69,683	91,754	79,720	171,870	1,171	454,508
Residential mortgage - home equity
Performing	44	79	755	3,679	679	958	59,190	65,384
Nonperforming	—	—	—	—	—	31	149	180
Total residential mortgage - home equity	44	79	755	3,679	679	989	59,339	65,564
Consumer:
Performing	2,681	10,014	9,677	5,450	2,952	16,980	2,733	50,487
Nonperforming	—	—	113	—	—	—	—	113
Total consumer	2,681	10,014	9,790	5,450	2,952	16,980	2,733	50,600
Total Portfolio Loans
Performing	17,837	189,628	204,241	279,748	154,464	456,801	172,891	1,475,610
Nonperforming	—	—	113	1,192	771	2,034	149	4,259
Total Portfolio Loans	$17,837	$189,628	$204,354	$280,940	$155,235	$458,835	$173,040	$1,479,869

(in thousands)	2024	2023	2022	2021	2020	2019 and Prior	Revolving	Total Portfolio Loans
December 31, 2024
Commercial real estate:
Non-owner-occupied
Performing	$22,807	$23,454	$73,649	$28,941	$52,786	$92,662	$1,960	$296,259
Nonperforming	—	—	—	—	—	—	—	—
Total non-owner occupied	22,807	23,454	73,649	28,941	52,786	92,662	1,960	296,259
All other CRE
Performing	43,849	32,599	29,951	25,500	17,041	75,427	4,765	229,132
Nonperforming	—	—	—	317	—	656	—	973
Total all other CRE	43,849	32,599	29,951	25,817	17,041	76,083	4,765	230,105
Acquisition and development:
1-4 family residential construction
Performing	11,686	3,317	—	—	—	—	1,627	16,630
Nonperforming	—	—	—	—	—	—	—	—
Total acquisition and development	11,686	3,317	—	—	—	—	1,627	16,630
All other A&D
Performing	23,304	24,114	10,672	1,848	1,773	9,230	7,661	78,602
Nonperforming	—	—	—	—	—	82	—	82
Total all other A&D	23,304	24,114	10,672	1,848	1,773	9,312	7,661	78,684
Commercial and industrial:
Performing	40,270	42,786	69,180	17,592	15,181	14,450	86,237	285,696
Nonperforming	—	—	1,192	646	—	—	—	1,838
Total commercial and industrial	40,270	42,786	70,372	18,238	15,181	14,450	86,237	287,534
Residential mortgage:
Residential mortgage - term
Performing	32,582	70,643	92,519	80,661	35,790	136,184	1,259	449,638
Nonperforming	—	—	—	125	—	2,464	15	2,604
Total residential mortgage - term	32,582	70,643	92,519	80,786	35,790	138,648	1,274	452,242
Residential mortgage - home equity
Performing	171	803	3,948	696	361	634	59,810	66,423
Nonperforming	—	—	—	—	33	—	117	150
Total residential mortgage - home equity	171	803	3,948	696	394	634	59,927	66,573
Consumer:
Performing	11,135	11,008	6,378	3,549	1,116	16,543	2,835	52,564
Nonperforming	—	114	34	—	—	54	—	202
Total consumer	11,135	11,122	6,412	3,549	1,116	16,597	2,835	52,766
Total Portfolio Loans
Performing	185,804	208,724	286,297	158,787	124,048	345,130	166,154	1,474,944
Nonperforming	—	114	1,226	1,088	33	3,256	132	5,849
Total Portfolio Loans	$185,804	$208,838	$287,523	$159,875	$124,081	$348,386	$166,286	$1,480,793

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

The following table present the amortized cost basis as of March 31, 2025 and the financial effect of loans modified to borrowers experiencing financial difficulty during the three-month period ended March 31, 2025:

(in thousands)	Term Extension	Percentage of Total Loan Type	Weighted Average Term and Principal Payment Extension
Three months ended March 31, 2025
Commercial and industrial	24	0.01%	60 months
Total	$24

There were no loan modifications made to borrowers experiencing financial difficulty during the three-month period ended March 31, 2024.

The Corporation monitors loan payments on performing and non-performing loans on an ongoing basis to determine if a loan is considered to have a payment default.  The borrowers for whom loan modifications were made in the three-month period ended March 31, 2025 have made all contractual payments.

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

The fair value of an asset or liability is the price to sell an asset or to transfer a liability in an orderly transaction between willing market participants as of the measurement date.  In estimating fair value, the Corporation utilizes valuation techniques that are consistent with the market approach, the income approach and/or the cost approach.  Such valuation techniques are consistently applied.  Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability.    ASU Topic 820, “Fair Value Measurements and Disclosures,” establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The fair value hierarchy is as follows:

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

The fair value of investments available-for-sale is determined using a market approach. At March 31, 2025 and December 31, 2024, the U.S. Government agencies and treasuries, residential and commercial mortgage-backed securities, and municipal bonds segments were classified as Level 2 within the valuation hierarchy. Their fair values were determined based upon market-corroborated inputs and valuation matrices, which were obtained through third party data service providers or securities brokers through which we have historically transacted both purchases and sales of investment securities.

Equity investments not held for trading with readily determinable fair values consisted of money market mutual funds as of March 31, 2025 and are classified as Level 1 within the valuation hierarchy.  Their fair values were determined based upon daily published net asset values with which investors can freely redeem from the fund.

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

For assets measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2025 and December 31, 2024 were as follows:

		Fair Value Measurements at March 31, 2025 Using
		Quoted
		Prices in	Significant
	Assets	Active Markets	Other	Significant
	Measured at	for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
(in thousands)	03/31/25	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. treasuries	$4,013		$4,013
U.S. government agencies	$6,219		$6,219
Residential mortgage-backed agencies	$20,217		$20,217
Commercial mortgage-backed agencies	$28,925		$28,925
Collateralized mortgage obligations	$17,763		$17,763
Obligations of states and political subdivisions	$7,258		$7,258
Corporate bonds	$906		$906
Collateralized debt obligations	$14,697			$14,697
Equity investments not held for trading with readily determinable fair values	$1,001	$1,001
Financial derivatives	$347		$347
Non-recurring:
Equity investment	$4,034			$4,034

		Fair Value Measurements at December 31, 2024 Using
		Quoted
		Prices in	Significant
	Assets/(liabilities)	Active Markets	Other	Significant
	Measured at	for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
(in thousands)	12/31/24	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$6,115		$6,115
Residential mortgage-backed agencies	$20,196		$20,196
Commercial mortgage-backed agencies	$28,634		$28,634
Collateralized mortgage obligations	$17,726		$17,726
Obligations of states and political subdivisions	$6,209		$6,209
Corporate bonds	$896		$896
Collateralized debt obligations	$14,718			$14,718
Financial derivatives	$455		$455
Non-recurring:
Individually evaluated loans, net	$647			$647
Equity investment	$3,928			$3,928
Other real estate owned	$2,698			$2,698

Individually evaluated loans, with no valuation allowance, had a net carrying amount of $3.4 million and $4.4 million at March 31, 2025 and December 31, 2024, respectively.  Individually evaluated loans recorded at fair value at both March 31, 2025 and December 31, 2024 totaled $0.6 million, which was inclusive of $0.2 million in partial charge-offs.

There were no transfers of assets between any of the fair value hierarchy for the three-month periods ended March 31, 2025 or 2024.

For Level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2025 and December 31, 2024, the significant unobservable inputs used in the fair value measurements were as follows:

(in thousands)	Fair Value at March 31, 2025	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:
Investment securities – available for sale -CDO	$14,697	Discounted Cash Flow	Discount Margin	Range of low 300 to high 400

Non-recurring:
Equity investment	$4,034	Market Method	Revenue Multiples	2.8x

(in thousands)	Fair Value at December 31, 2024	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:
Investment securities – available for sale -CDO	$14,718	Discounted Cash Flow	Discount Margin	Range of low to mid 300 and low 500

Non-recurring:
Individually Evaluated Loans	$647	Market Comparable Properties	Marketability Discount	N/A

Equity investment	$3,928	Market Method	Revenue Multiples	2.8x

Other real estate owned (1)	$2,698	Market Comparable Properties	Marketability Discount	5.0% to 15.0% (weighted avg 5.9%)

(1)	Range would include discounts taken since appraisal and estimated values

The following tables show a reconciliation of the beginning and ending balances for fair valued assets measured on a recurring basis using Level 3 significant unobservable inputs for the three-month periods ended March 31, 2025 and 2024:

Fair Value Measurements
Using Significant Unobservable Inputs
(Level 3)
Investment Securities
(in thousands)	Available for Sale
Beginning balance January 1, 2025	$14,718
Total losses realized/unrealized:
Included in other comprehensive income	(21)
Ending balance March 31, 2025	$14,697

Fair Value Measurements
Using Significant Unobservable Inputs
(Level 3)
Investment Securities
(in thousands)	Available for Sale
Beginning balance January 1, 2024	$14,709
Total gains realized/unrealized:
Included in other comprehensive loss	177
Ending balance March 31, 2024	$14,886

There were no gains or losses included in earnings attributable to the change in realized/unrealized gains or losses related to the assets for the three-month periods ended March 31, 2025 or 2024.

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

The following tables present fair value information about financial instruments, whether or not recognized in the Consolidated Statement of Financial Condition, for which it is practicable to estimate that value. The actual carrying amounts and estimated fair values of the Corporation’s financial instruments that are included in the Consolidated Statement of Financial Condition are as follows:

	March 31, 2025		Fair Value Measurements
			Quoted
			Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$82,813	$82,813	$82,813
Interest bearing deposits in banks	1,618	1,618	1,618
Investment securities - AFS	99,998	99,998		$85,301	$14,697
Investment securities - HTM	174,144	146,771		144,924	1,847
Equity securities not held for trading with readily determinable fair values	1,001	1,001	1,001
Restricted bank stock	5,815	N/A
Loans, net	1,460,945	1,408,335			1,408,335
Financial derivatives	347	347		347
Accrued interest receivable	6,975	6,975		796	6,179
Financial Liabilities:
Deposits - non-maturity	1,428,220	1,428,220		1,428,220
Deposits - time deposits	195,354	193,981		193,981
Short-term borrowed funds	20,342	20,342		20,342
Long-term borrowed funds	120,929	119,442		119,442
Accrued interest payable	693	693		693

	December 31, 2024		Fair Value Measurements
			Quoted
			Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$77,020	$77,020	$77,020
Interest bearing deposits in banks	1,307	1,307	1,307
Investment securities - AFS	94,494	94,494		$79,776	$14,718
Investment securities - HTM	175,497	144,760		142,954	1,806
Restricted bank stock	5,768	N/A
Loans, net	1,462,181	1,421,600			1,421,600
Financial derivative	455	455		455
Accrued interest receivable	7,473	7,473		827	6,646
Financial Liabilities:
Deposits - non-maturity	1,431,662	1,431,662		1,431,662
Deposits - time deposits	143,167	141,698		141,698
Short-term borrowed funds	65,409	65,409		65,409
Long-term borrowed funds	120,929	119,586		119,586
Accrued interest payable	489	489		489

Note 7 – Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive loss for the three-month periods ended March 31, 2025 and 2024:

	Investment
	securities-
	with credit	Investment
	related	securities-	Investment
	impairment	all other	securities-	Cash Flow	Pension
(in thousands)	AFS	AFS	HTM	Hedge	Plan	SERP	Total
Accumulated OCL, net:
Balance - January 1, 2025	(2,592)	(13,792)	(4,696)	372	(9,723)	183	(30,248)
Other comprehensive income/(loss) before reclassifications	6	1,357	—	(85)	(1,562)	—	(284)
Amounts reclassified from accumulated other comprehensive income	(37)	—	113	—	97	—	173
Balance - March 31, 2025	$(2,623)	$(12,435)	$(4,583)	$287	$(11,188)	$183	$(30,359)

	Investment
	securities-
	with credit	Investment
	related	securities-	Investment
	impairment	all other	securities-	Cash Flow	Pension
(in thousands)	AFS	AFS	HTM	Hedge	Plan	SERP	Total
Balance - January 1, 2024	$(2,482)	$(13,217)	$(5,201)	$569	$(14,263)	$(1,233)	$(35,827)
Other comprehensive income/(loss) before reclassifications	155	(459)	—	54	1,096	—	846
Amounts reclassified from accumulated other comprehensive income	(37)	—	118	—	149	29	259
Balance - March 31, 2024	$(2,364)	$(13,676)	$(5,083)	$623	$(13,018)	$(1,204)	$(34,722)

The following tables present the components of other comprehensive (loss)/income for the three-month periods ended March 31, 2025 and 2024:

	Before	Tax
Components of Other Comprehensive Loss	Tax	(Expense)
(in thousands)	Amount	Benefit	Net
For the three months ended March 31, 2025
Available for sale (AFS) securities with credit related impairment:
Unrealized holding gains	$8	$(2)	$6
Less: accretable yield recognized in income	50	(13)	37
Net unrealized loss on investments with credit related impairment	(42)	11	(31)
Available for sale securities – all other:
Unrealized holding gains	1,849	(492)	1,357
Held to maturity securities:
Unrealized holding gains on securities transferred to held to maturity	—	—	—
Less: amortization recognized in income	(154)	41	(113)
Net unrealized gains on HTM securities	154	(41)	113
Cash flow hedges:
Unrealized holding losses	(108)	23	(85)
Pension Plan:
Unrealized net actuarial losses	(2,128)	566	(1,562)
Less: amortization of unrecognized gains	(132)	35	(97)
Net pension plan asset adjustment	(1,996)	531	(1,465)
Other comprehensive loss	$(143)	$32	$(111)

	Before	Tax
Components of Other Comprehensive Income	Tax	(Expense)
(in thousands)	Amount	Benefit	Net
For the three months ended March 31, 2024
Available for sale (AFS) securities with credit related impairment:
Unrealized holding gains	$210	$(55)	$155
Less: accretable yield recognized in income	50	(13)	37
Net unrealized gains on investments with credit related impairment	160	(42)	118
Available for sale securities – all other:
Unrealized holding losses	(623)	164	(459)
Held to maturity securities:
Unrealized holding gains on securities transferred to held to maturity	—	—	—
Less: amortization recognized in income	(160)	42	(118)
Net unrealized gains on HTM securities	160	(42)	118
Cash flow hedges:
Unrealized holding gains	73	(19)	54
Pension Plan:
Unrealized net actuarial gains	1,489	(393)	1,096
Less: amortization of unrecognized losses	(203)	54	(149)
Net pension plan asset adjustment	1,692	(447)	1,245
SERP:
Unrealized net actuarial gains	—	—	—
Less: amortization of unrecognized gains	(39)	10	(29)
Net SERP liability adjustment	39	(10)	29
Other comprehensive income	$1,501	$(396)	$1,105

The following table presents the details of amounts reclassified from accumulated other comprehensive (loss)/income for the three-month periods ended March 31, 2025 and 2024:

	Amounts Reclassified from
	Accumulated Other
Details of Accumulated Other Comprehensive Loss	Comprehensive Loss
Components	Three Months Ended	Affected Line Item in the Statement
(in thousands)	March 31, 2025	Where Net Income is Presented
Net unrealized gains on available for sale investment securities with credit related impairment:
Accretable yield	$50	Interest income on taxable investment securities
Taxes	(13)	Credit for income tax expense
	$37	Net of tax
Net unrealized losses on held to maturity securities:
Amortization	$(154)	Interest income on taxable investment securities
Taxes	41	Provision for income tax expense
	$(113)	Net of tax
Net pension plan asset adjustment:
Amortization of unrecognized losses	$(132)	Other Expense
Taxes	35	Provision for income tax expense
	$(97)	Net of tax
Total reclassifications for the period	$(173)	Net of tax

	Amounts Reclassified from
	Accumulated Other
Details of Accumulated Other Comprehensive Income	Comprehensive Income
Components	Three Months Ended March 31,	Affected Line Item in the Statement
(in thousands)	March 31, 2024	Where Net Income is Presented
Net unrealized gains on available for sale investment securities with credit related impairment:
Accretable yield	$50	Interest income on taxable investment securities
Taxes	(13)	Credit for income tax expense
	$37	Net of tax
Net unrealized losses on held to maturity securities:
Amortization	$(160)	Interest income on taxable investment securities
Taxes	42	Provision for income tax expense
	$(118)	Net of tax
Net pension plan asset adjustment:
Amortization of unrecognized losses	$(203)	Other Expense
Taxes	54	Provision for income tax expense
	$(149)	Net of tax
Net SERP liability adjustment:
Amortization of unrecognized gains	$(39)	Other Expense
Taxes	10	Provision/(credit) for income tax expense
	$(29)	Net of tax
Total reclassifications for the period	$(259)	Net of tax

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

Pursuant to First United Corporation’s director compensation policy, each director receives an annual retainer of 1,000 shares of First United Corporation common stock, plus $15,000 to be paid, at the director’s election, in cash or additional shares of common stock.   In May 2024, a total of 14,325 fully vested shares of common stock were issued to directors, which had a grant date fair value of $21.94 per share.    Director stock compensation expense was $78,573 and $61,937 for the three-month periods ended March 31, 2025 and 2024, respectively.

Employee stock compensation expense was $15,567 and $5,058 for the three-month periods ended March 31, 2025 and 2024, respectively.

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

The RSUs granted to each of the foregoing officers consist of (i) a performance-vesting award for a three-year performance period and (ii) a time-vesting award that will vest ratably over a three-year period. Target performance levels were set based on the annual budget which supports the Corporation’s long-term objective of achieving high performance as compared to peers. Threshold performance is the minimum level of acceptable performance as defined by the Compensation Committee and maximum performance represented a level potentially achievable under ideal circumstances. Achievement of all threshold performance levels would result in each executive participant earning a payout at 50% of his or her respective target award opportunity. Achievement of all target performance levels would result in the executive participant earning the target award.  Achievement at or above all maximum performance levels would result in the executive participant earning 150% of the target opportunity. Actual results for any goal that falls between performance levels would be interpolated to calculate a proportionate award.

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

In May 2021, the Corporation granted performance-vesting RSUs relating to 7,389 shares (target) and time-vesting RSUs relating to 3,693 shares, which had a grant date fair market value of $17.93 per share of common stock underlying each RSU.  The performance period for the performance-vesting RSUs was the three-year period ended December 31, 2023.  On March 9, 2024, it was determined that 7,389 performance-vesting RSUs failed to vest.  The time-vesting RSUs vested ratably over a three-year period that began on May 5, 2021. On May 5, 2022, 1,230 shares underlying the time-vesting RSUs were issued to participants.  On May 5, 2023, 1,230 additional shares underlying the time-vesting RSUs were issued to participants.  On May 5, 2024, the remaining 1,233 shares underlying the time-vesting RSUs were issued to participants.  Stock compensation expense was $16,571 for the three-month period ended March 31, 2024.  All compensation expense related to these RSUs was recognized as of June 30, 2024.

In March 2022, the Corporation granted performance-vesting RSUs relating to 8,096 shares (target) and time-vesting RSUs relating to 6,238 shares, which had a grant date fair market value of $21.88 per share of common stock underlying each RSU.  The performance period for the performance-vesting RSUs is the three-year period ending December 31, 2024.  The time-vesting RSUs will vest ratably over a three-year period that began on March 9, 2022.  On March 9, 2023, 2,079 shares underlying the time-vesting RSUs were issued to participants. On March 9, 2024, 2,079 additional shares underlying the time-vesting RSUs were issued to participants.  On March 9, 2025, the remaining 2,080 shares underlying the RSUs were issued to participants.  In the third quarter of 2024, it was projected that the performance-vesting RSUs would not be satisfied, and the stock compensation expense was adjusted accordingly.  Stock compensation expense was $11,379 and $26,145 for each of the three-month periods ended March 31, 2025 and 2024, respectively.  All compensation expense related to these RSUs were recognized as of March 31, 2025.

In March 2023, the Corporation granted performance-vesting RSUs relating to 10,214 shares (target) and time-vesting RSUs relating to 7,920 shares, which had a grant date fair market value of $18.25 per share of common stock underlying each RSU.  The performance period for the performance-vesting RSUs is the three-year period ending December 31, 2025.  The time-vesting RSUs will vest ratably over a three-year period that began on March 15, 2023.  On March 15, 2024, 2,639 shares underlying the time-vesting RSUs were issued to participants.  On March 15, 2025, 2,639 shares underlying the time-vesting RSUs were issued to participants.  Stock compensation expense was $27,585 for both of the three-month periods ended March 31, 2025 and 2024.  Unrecognized compensation expense related to these RSUs that have not vested was $110,340 as of March 31, 2025.

In May 2024, the Corporation granted performance-vesting RSUs relating to 8,593 shares (target) and time-vesting RSUs relating to 6,662 shares, which had a grant date fair market value of $22.26 per share of common stock underlying each RSU.  The performance period for the performance-vesting RSUs is the three-year period ending December 31, 2026.  The time-vesting RSUs will vest ratably over a three-year period that began on May 20, 2024.  Stock compensation expense was $28,314 for the three-month period ended March 31, 2025. Unrecognized compensation expense related to these RSUs that have not vested was $245,388 as of March 31, 2025.

In February 2025, the Corporation granted performance-vesting RSUs relating to 6,006 shares (target) and time-vesting RSUs relating to 4,797 shares, which had a grant date fair market value of $37.59 per share of common stock underlying each RSU.  The performance period for the performance-vesting RSUs is the three-year period ending December 31, 2027.  The time-vesting RSUs will vest ratably over a three-year period beginning on February 25, 2025.  Stock compensation expense was $11,287 for the three-month period ended March 31, 2025.  Unrecognized compensation expense related to these RSUs that have not vested was $395,036 as of March 31, 2025.

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

In March 2016, the Corporation entered into four interest rate swap contracts totaling $30.0 million notional amount, hedging future cash flows associated with floating rate trust preferred debt. As of March 31, 2025, $15.0 million notional amount remains.   The interest rate swap creates an effective fixed interest rate of 4.6550% on the $15.0 million notional amount of the Corporation’s junior subordination debt until the interest rate swap’s maturity in March 2026.  The fair value of the interest rate swap contracts was $0.4 million and $0.5 million at March 31, 2025 and December 31, 2024, respectively.

For the three-month period ended March 31, 2025, a $108,000 decrease in the aggregate value of the derivatives  and $23,000 in related deferred tax benefits was recorded in net accumulated other comprehensive income to reflect the effective portion of cash flow hedges.  This compares to a $73,000 increase in value and related deferred taxes of $19,000 for the three-months ended March 31, 2024.  ASC Subtopic 815-30 requires the net accumulated other comprehensive (loss)/income to be reclassified to earnings if the hedge becomes ineffective or is terminated. There was no hedge ineffectiveness recorded for any of the three-month periods ended March 31, 2025 or 2024. The Corporation does not expect any material losses relating to these hedges to be reclassified into earnings within the next 12 months.

Interest rate swap agreements are entered into with counterparties that meet established credit standards and the Corporation believes that the credit risk inherent in these contracts is not significant as of March 31, 2025.

The table below discloses the impact of derivative financial instruments on the Corporation’s Consolidated Financial Statements for the three-month periods ended March 31, 2025 and 2024.

Derivative in Cash Flow Hedging Relationships
Amount of gain or
(loss) recognized in
	Amount of (loss) or	Amount of gain or	income or derivative
	gain recognized in	(loss) reclassified from	(ineffective portion
	OCI on derivative	accumulated OCI into	and amount excluded
	(effective portion),	income (effective	from effectiveness
(in thousands)	net of tax	portion) (a)	testing) (b)
Interest rate contracts:
Three months ended:
March 31, 2025	$(85)	$—	$—
March 31, 2024	54	—	—

Notes:

(a)	Reported as interest expense
(b)	Reported as other income

Note 10 – Regulatory Capital Requirements

The following table presents the Bank’s capital ratios as of March 31, 2025 and December 31, 2024.

	March 31, 2025	December 31, 2024	Required for Capital Adequacy Purposes	Required to be Well Capitalized
Total Capital (to risk-weighted assets)	14.83%	14.59%	8.00%	10.00%
Tier 1 Capital (to risk-weighted assets)	13.58%	13.35%	6.00%	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)	13.58%	13.35%	4.50%	6.50%
Tier 1 Capital (to average assets)	10.76%	10.70%	4.00%	5.00%

As of March 31, 2025 and December 31, 2024, the Bank was considered “well capitalized” under the regulatory framework for prompt corrective action.

Note 11 – Deposits

The following table summarizes deposits at March 31, 2025 and December 31, 2024.

(in thousands)	March 31, 2025		December 31, 2024
	Balance	Percent	Balance	Percent
Non-Interest-bearing deposits:	$422,415	26%	$426,737	27%
Interest-bearing deposits:
Demand	368,945	23%	386,803	25%
Money market-retail	465,504	29%	447,149	28%
Money market- brokered	2	0%	1	0%
Savings deposits	171,354	10%	170,972	11%
Time deposits- retail	145,354	9%	143,167	9%
Time deposits- brokered	50,000	3%	—	—
Total Deposits	$1,623,574	100%	$1,574,829	100%

Note 12 – Borrowed Funds

The following is a summary of borrowings at March 31, 2025 and December 31, 2024:

(in thousands)	March 31, 2025	December 31, 2024
Short-term borrowings:
Securities sold under agreements to repurchase:
Outstanding at end of period	$20,342	$15,409
Weighted average interest rate at end of period	0.23%	0.24%
Maximum amount outstanding as of any month end	$20,342	$44,415
Average amount outstanding	$18,274	$29,805
Approximate weighted average rate during the period	0.22%	0.26%
Overnight borrowings, weighted average interest rate of 4.50% at December 31, 2024	$—	$50,000
Long-term borrowings:
FHLB advances, bearing fixed interest rate ranging from 3.84% to 4.04% at March 31, 2025 and December 31, 2024.	$90,000	$90,000
Junior subordinated debt, bearing variable interest rate of 7.31% at March 31, 2025 and 7.36% at December 31, 2024	30,929	30,929
Total borrowings outstanding	$141,271	$186,338

Short-term borrowings decreased by $45.1 million as a result of the purchase of $50.0 million in brokered CDs to fully repay the $50.0 million in overnight borrowings outstanding at December 31, 2024.  This decrease was partially offset by increases in balances of the overnight investment sweep product.

At March 31, 2025, the repurchase agreements were secured by $28.0 million in investment securities issued by government related agencies.  A minimum of 102% of fair value is pledged against account balances.

The following table presents contractual maturities of long-term borrowings outstanding at March 31, 2025 and December 31 2024:

	March 31, 2025			December 31, 2024
(in thousands)	Fixed Rate	Floating Rate	Total	Fixed Rate	Floating Rate	Total
Due in 2025	$25,000	$—	$25,000	$25,000	$—	$25,000
Due in 2026	65,000	—	65,000	65,000	—	65,000
Thereafter	—	30,929	30,929	—	30,929	30,929
Total long-term debt	$90,000	$30,929	$120,929	$90,000	$30,929	$120,929

Note 13 – Segment Reporting

The Corporation is managed under an organizational structure that conducts business in two primary operating segments;  (i) Community Banking and (ii) Wealth Management.  The Corporation is primarily managed based on the line of business structure.  In that regard, the Corporation provides the same lines of business, which have the same product and service offerings, have similar types and classes of customers and utilize similar service delivery methods across our entire geographic footprint.  Pricing guidelines for products and services are across all regions.  Community Banking and Trust and Investment Services are delineated by the products and services that each segment offers.

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

An internal team of the Corporation’s executive directors including the Chief Executive Officer, Chief Financial Officer, and Chief Wealth Officer serve as the Corporation’s Chief Operating Decision Maker (“CODM”).  The CODM reviews actual net income verses budgeted net income to assess segment performance on a monthly basis and to make decisions about allocating capital and personnel to the segments.

Financial results by operating segment, including significant expense categories provided to the CODM are detailed below.  Certain prior period amounts have been reclassified to conform to the current presentation.  The Trust and Investment Services segment excludes off-balance-sheet assets under management with a total fair value of $1.7 billion at both March 31, 2025 and December 31 2024.

Total assets of each operating segment at March 31, 2025 and December 31, 2024 were as follows:

	Community	Wealth
	Banking	Management	Total
Total assets as of March 31, 2025	$1,979,296	$457	$1,979,753

Total assets as of December 31, 2024	$1,972,513	$509	$1,973,022

Information for the operating segments for the three-month periods ended March 31, 2025 and 2024 are presented in the following tables:

	Three Months Ended
	March 31, 2025

	Community	Wealth
(in thousands)	Banking	Management	Total
Interest income	$24,062	$—	$24,062
Interest expense	8,046	—	8,046
Net interest income	16,016	—	16,016
Credit loss expense	656	—	656
Net interest income after credit loss expense	15,360	—	15,360
Other operating income:
Net gains on sales of residential mortgages	92	—	92
Service charges on deposit accounts	547	—	547
Other service charges	206	—	206
Trust department income	—	2,323	2,323
Debit card income	921	—	921
Brokerage commissions	—	421	421
Other segment income (1)	404	—	404
Total other operating income	2,170	2,744	4,914
Other operating expenses:
Salaries and employee benefits	6,247	1,084	7,331
Equipment and occupancy	1,242	25	1,267
Data processing	1,408	95	1,503
FDIC premiums	245	—	245
Other segment expenses (2)	2,103	127	2,230
Total operating expenses	11,245	1,331	12,576
Income before income taxes and intercompany fees	6,285	1,413	7,698
Intercompany management fee income (expense)	3	(3)	—
Income before income taxes	6,288	1,410	7,698
Income tax expense	1,595	297	1,892
Net income	$4,693	$1,113	$5,806
Significant noncash items
Credit loss expense	$656	$—	$656
Depreciation	652	4	656
Amortization of intangible assets	30	52	82

(1) Other segment income includes net gains/(losses) on disposals of fixed assets, bank owned life insurance income, and miscellaneous income.

(2) Other segment expenses include professional services, contract labor, line rentals, investor relations, contributions, net OREO expense/(income), and miscellaneous expenses.

	Three Months Ended
	March 31, 2024

	Community	Wealth
(in thousands)	Banking	Management	Total
Interest income	$21,898	$—	$21,898
Interest expense	8,086	—	8,086
Net interest income	13,812	—	13,812
Credit loss expense	946	—	946
Net interest income after credit loss expense	12,866	—	12,866
Other operating income:
Net gains on sales of residential mortgages	82	—	82
Service charges on deposit accounts	556	—	556
Other service charges	215	—	215
Trust department income	—	2,188	2,188
Debit card income	932	—	932
Brokerage commissions	—	495	495
Other	407	—	407
Total other operating income	2,192	2,683	4,875
Other operating expenses:
Salaries and employee benefits	6,114	1,043	7,157
Equipment and occupancy	1,845	32	1,877
Data processing	1,220	98	1,318
FDIC premiums	269	—	269
Other	2,147	113	2,260
Total operating expenses	11,595	1,286	12,881
Income before income taxes and intercompany fees	3,463	1,397	4,860
Intercompany management fee income (expense)	3	(3)	—
Income before income taxes	3,466	1,394	4,860
Income tax expense	869	293	1,162
Net income	$2,597	$1,101	$3,698
Significant noncash items
Credit loss expense	$946	$—	$946
Depreciation	1,246	10	1,256
Amortization of intangible assets	30	52	82

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and analysis is intended as a review of material changes in and significant factors affecting the financial condition and results of operations of First United Corporation and its consolidated subsidiaries for the periods indicated. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and the notes thereto contained in Item 1 of Part I of this report, as well as the audited consolidated financial statements and related notes included in First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

FIRST UNITED CORPORATION

First United Corporation is a Maryland corporation chartered in 1985 and a financial holding company registered with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended, that elected financial holding company status in 2021.  The Corporation’s primary business is serving as the parent company of First United Bank & Trust, a Maryland trust company (the “Bank”), First United Statutory Trust I (“Trust I”) and First United Statutory Trust II (“Trust II” and together with Trust I, “the Trusts”), both Connecticut statutory business trusts.  The Trusts were formed for the purpose of selling trust preferred securities that qualified as Tier 1 capital.  The Bank has two consumer finance company subsidiaries- OakFirst Loan Center, Inc., a West Virginia corporation, and OakFirst Loan Center, LLC, a Maryland limited liability company – and two subsidiaries that it uses to hold real estate acquired through foreclosure or by deed in lieu of foreclosure – First OREO Trust, a Maryland statutory trust, and FUBT OREO I, LLC, a Maryland limited liability company.  In addition, the Bank owns 99.9% of the limited partnership interests in Liberty Mews Limited Partnership, a Maryland limited partnership formed for the purpose of acquiring, developing and operating low-income housing units in Garrett County, Maryland, and a 99.9% non-voting membership interest in MCC FUBT Fund, LLC, an Ohio limited liability company formed for the purpose of acquiring, developing and operating low-income housing units in Allegany County, Maryland.

At March 31, 2025, the Corporation’s total assets were $2.0 billion, net loans were $1.5 billion, and deposits were $1.6 billion. Shareholders’ equity at March 31, 2025 was $183.7 million.

We maintain an Internet site at www.mybank.com on which we make available, free of charge, First United Corporation’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC.

RESULTS OF OPERATIONS

Overview

Consolidated net income was $5.8 million for the first quarter of 2025.  This compares to $3.7 million for the first quarter of 2024.  Basic net income was $0.90 per share and diluted net income was $0.89 per share for the first quarter of 2025, compared to basic and diluted net income of $0.56 per share for the first quarter of 2024.

The $2.1 million increase in quarterly net income when compared to the first quarter of 2024 was primarily driven by a $2.2 million increase in net interest income, a $0.3 million decrease in provision for credit loss, stable non-interest income, and a decrease in non-interest expense of $0.3 million, partially offset by an increase in income tax expense of $0.7 million.  Comparing the first quarter of 2025 to the same period of 2024, interest and fees on loans increased by $2.5 million resulting from new loans booked at higher rates, the repricing of adjustable-rate loans, and growth in our loan portfolio.  Interest expense remained stable when comparing year-over-year quarterly expense as reductions in the rate environment offset the increased funding.

Other operating income, including net gains, for the first quarter of 2025 was stable when compared to the same period of 2024.  Wealth management income increased by $0.1 million due to increased market values and growth in new and existing customer relationships.  This was offset by a decrease in brokerage commissions due to slower annuity sales comparing these quarters.

Operating expenses decreased by $0.3 million in the first quarter of 2025 when compared to the first quarter of 2024.  The decrease was largely driven by a $0.6 million decrease in equipment and occupancy expense due to the accelerated depreciation expenses recognized in the first quarter of 2024 in conjunction with the branch closures in February 2024.  This decrease was partially offset by a $0.2 million increase in salaries and benefits primarily driven by increases in incentive pay and life and health insurance expenses due to increased claims.  Additionally, data processing expenses increased by $0.2 million in the first quarter of 2025 when compared to the first quarter of 2024, partially offset by a decrease in other miscellaneous expenses of $0.1 million due primarily to reduced net periodic pension costs and check fraud related costs.

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

The tables below summarize net interest income for the three-month periods ended March 31, 2025 and 2024.

	Non-GAAP		GAAP
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(in thousands)	2025	2024	2025	2024
Interest income	$24,111	$21,955	$24,062	$21,898
Interest expense	8,046	8,086	8,046	8,086
Net interest income	$16,065	$13,869	$16,016	$13,812
Net interest margin %	3.56%	3.12%	3.55%	3.10%

The following tables set forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the three-month periods ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025			2024
	Average		Average	Average		Average
(in thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Loans	$1,483,151	$21,768	5.95%	$1,407,886	$19,234	5.49%
Investment Securities:
Taxable	284,303	1,763	2.51%	294,526	1,744	2.38%
Non taxable	6,524	81	5.04%	7,806	94	4.84%
Total	290,827	1,844	2.57%	302,332	1,838	2.45%
Federal funds sold	41,750	384	3.73%	63,843	758	4.78%
Interest-bearing deposits with other banks	8,488	15	0.72%	8,787	31	1.42%
Other interest earning assets	5,774	100	7.02%	5,107	94	7.40%
Total earning assets	1,829,990	24,111	5.34%	1,787,955	21,955	4.94%
Allowance for loan losses	(18,413)			(17,696)
Non-earning assets	165,125			188,425
Total Assets	$1,976,702			$1,958,684
Liabilities and Shareholders’ Equity
Deposits
Interest-bearing demand deposits	$373,903	$1,652	1.79%	$348,998	$1,441	1.66%
Interest-bearing money markets - retail	464,151	3,547	3.10%	322,965	3,260	4.06%
Interest-bearing money markets - brokered	134	1	3.03%	—	—	—%
Savings deposits	171,517	43	0.10%	189,572	48	0.10%
Time deposits - retail	144,519	1,055	2.96%	157,678	1,118	2.85%
Time deposits - brokered	36,041	385	4.33%	30,000	399	5.35%
Total	1,190,265	6,683	2.28%	1,049,213	6,266	2.42%
Short-term borrowings	23,053	20	0.35%	73,351	461	2.53%
Long-term borrowings	120,929	1,343	4.50%	103,017	1,359	5.31%
Total interest-bearing liabilities	1,334,247	8,046	2.45%	1,225,581	8,086	2.65%
Non-interest-bearing deposits	427,518			534,412
Other liabilities	31,474			34,747
Shareholders’ Equity	183,463			163,944
Total Liabilities and Shareholders’ Equity	$1,976,702			$1,958,684
Net interest income and spread		$16,065	2.89%		$13,869	2.29%
Net interest margin			3.56%			3.12%

(1)	The above table reflects the average rates earned or paid stated on an FTE basis assuming a 21% tax rate for 2025 and 2024. Non-GAAP interest income on a fully taxable equivalent for the three-month periods ended March 31, 2025 and 2024 was $49 and $57, respectively.
(2)	Net interest margin is calculated as net interest income divided by average earning assets.
(3)	The average yields on investments are based on amortized cost.

Net interest income, on a non-GAAP, FTE basis, increased by $2.2 million for the first quarter of 2025 when compared to the first quarter of 2024.  This increase was driven by an increase of $2.2 million in interest income.  Interest income on loans increased by $2.5 million due to the increase of 46 basis points in overall yield on the loan portfolio as new loans were booked at higher rates during 2024, upward repricing of adjustable-rate loans, and an increase in average balances of $75.3 million.  Interest income on Federal funds sold decreased by $0.4 million due to a decrease of 105 basis points in average rates and a decrease of $22.1 million in average balances.  Interest expense in the first quarter of 2025 was stable when compared to the first quarter of 2024.  Interest expense paid on deposits increased by $0.4 million due to a $141.1 million increase in average balances, partially offset by a decrease of 12 basis points on the rate paid.  Interest paid on short-term borrowings decreased by $0.4 million for the first quarter of 2025 when compared to the same period of 2024 due to the repayment of the $40.0 million from the Bank Term Funding Program late in the third quarter of 2024.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense for our average interest-earning assets and average interest-bearing liabilities for the three-month periods ended March 31, 2025 and 2024:

	For the three months ended March 31, 2025
	compared to the three months ended March 31, 2024
(in thousands and tax equivalent basis)	Volume	Rate	Net
Interest Income:
Loans	$4,132	$(1,598)	$2,534
Taxable Investments	(243)	262	19
Non-taxable Investments	(62)	49	(13)
Federal funds sold	(1,056)	682	(374)
Interest-bearing deposits	(4)	(12)	(16)
Other interest earning assets	49	(43)	6
Total interest income	2,816	(660)	2,156
Interest Expense:
Interest-bearing demand deposits	413	(202)	211
Interest-bearing money markets- retail	5,732	(5,445)	287
Interest-bearing money markets- brokered	134	(133)	1
Savings deposits	(18)	13	(5)
Time deposits - retail	(375)	312	(63)
Time deposits - brokered	323	(337)	(14)
Short-term borrowings	(1,273)	832	(441)
Long-term borrowings	951	(967)	(16)
Total interest expense	5,887	(5,927)	(40)
Net interest income	$(3,071)	$5,267	$2,196
(1)	The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Credit Losses

Specific allocations have been made for loans where management has determined that the collateral supporting the loans is not adequate to cover the loan balance, and the qualitative factors affecting the estimated allowance for credit losses (“ACL”) have been adjusted based on the current economic environment and the characteristics of the loan portfolio.  For the first three months of 2025 and 2024, net provision expense was $0.7 million and $0.9 million, respectively.  The decreased provision expense recorded in the first quarter of 2025 when compared to the same period in 2024 was primarily related to the $12.1 million in commercial loan balances moved to non-accrual in the first quarter of 2024.

Other Income

The composition of other operating income for the three-month periods ended March 31, 2025 and 2024 is illustrated in the following table:

	Income as % of
	Total Other Income
	Three Months Ended
	March 31,
(in thousands)	2025		2024
Service charges on deposit accounts	$547	12%	$556	12%
Other service charges	206	4%	215	4%
Trust department	2,323	48%	2,188	46%
Debit card income	921	19%	932	19%
Bank owned life insurance	341	7%	326	7%
Brokerage commissions	421	9%	495	10%
Other income	63	1%	81	2%
	$4,822	100%	$4,793	100%

Other Operating Expenses

The composition of other operating expenses for the three-month periods ended March 31, 2025 and 2024 is illustrated in the following table:

	Expense as % of
	Total Other Operating Expenses
	Three Months Ended
	March 31,
(in thousands)	2025		2024
Salaries and employee benefits	$7,331	58%	$7,157	56%
FDIC premiums	245	2%	269	2%
Equipment	578	5%	923	7%
Occupancy expense of premises	689	5%	954	8%
Data processing expense	1,503	12%	1,318	10%
Marketing expense	238	2%	134	1%
Professional services	476	4%	486	4%
Contract labor	163	1%	183	1%
Telephone	98	1%	109	1%
Other real estate owned	92	1%	86	1%
Investor relations	62	1%	53	0%
Contributions	56	0%	50	0%
Other	1,045	8%	1,159	9%
	$12,576	100%	$12,881	100%

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

The effective income tax rates as a percentage of income for the three-month periods ended March 31, 2025 and March 31, 2024 were 24.6% and 23.9%, respectively.

GAAP and Non-GAAP Financial Measures

The following tables sets forth certain selected financial data for the periods ended March 31, 2025 and 2024 under GAAP (as reported) and non-GAAP.  A non-GAAP financial measure is a numerical measure of historical or future financial performance, financial position or cash flows that excludes or includes amounts that are required to be disclosed in the most directly comparable measure calculated and presented in accordance with GAAP in the United States.  The Corporation’s management believes that the presentation of non-GAAP financial measures provides investors with a greater understanding of the Corporation’s operating results in addition to the results measured in accordance with GAAP.  While management uses these non-GAAP measures in its analysis of the Corporation’s performance, this information should not be viewed as a substitute for financial results determined in accordance with GAAP or considered to be more important than financial results determined in accordance with GAAP.

The following table presents a reconciliation of net income and diluted earnings per share (as reported) to adjusted net income and adjusted diluted earnings per share:

	Three months ended March 31,
(in thousands, except for per share amount)	2025	2024
Per Share Data
Basic net income per common share	$0.90	$0.56
Basic net income per common share - non-GAAP	$0.90	$0.62
Diluted net income per common share	$0.89	$0.56
Diluted net income per common share - non-GAAP	$0.89	$0.62
Basic book value per common share	$28.40	$24.89
Diluted book value per common share	$28.42	$24.86

Net income - as reported	$5,806	$3,698
Adjustments:
Accelerated depreciation expenses	—	562
Income tax effect of adjustments	—	(137)
Adjusted net income (non-GAAP)	$5,806	$4,123

Diluted earnings per share - as reported	$0.89	$0.56
Adjustments:
Accelerated depreciation expenses	—	0.08
Income tax effect of adjustments	—	(0.02)
Adjusted diluted earnings per share (non-GAAP)	$0.89	$0.62

Significant Ratios:	Three months ended March 31,
	2025	2024
Return on Average Assets - as reported	1.19%	0.76%
Accelerated depreciation expenses	-	0.03%
Income tax effect of adjustments	-	(0.01%)
Adjusted Return on Average Assets (non-GAAP)	1.19%	0.78%

Return on Average Equity - as reported	12.83%	9.07%
Accelerated depreciation expenses	-	0.34%
Income tax effect of adjustments	-	(0.08%)
Adjusted Return on Average Equity (non-GAAP)	12.83%	9.33%

FINANCIAL CONDITION

Balance Sheet Overview

Total assets at March 31, 2025 were $2.0 billion, representing a $6.7 million increase since December 31, 2024.  During the first quarter of 2025, cash and interest-bearing deposits in other banks increased by $6.1 million.  The investment portfolio increased by $5.2 million as bonds were purchased to gain yield before long-term rates decline. Gross loans decreased slightly by $0.9 million.  While loan production was modest during the quarter, amortization and payoffs exceeded growth levels.  Pension assets decreased by $1.8 million due to decreased market values.

Total liabilities at March 31, 2025 were $1.8 billion, representing a $2.3 million increase since December 31, 2024.  Total deposits increased by $48.7 million when compared to December 31, 2024 related primarily to the $50.0 million in new brokered deposits that were obtained in January 2025 to fund the repayment of the $50.0 million in overnight borrowings outstanding at December 31, 2024.  Savings and money market accounts increased by $18.7 million and retail time deposits increased by $2.2 million.  Interest-bearing demand deposits, primarily our ICS product, decreased by $17.9 million and non-interest-bearing deposits decreased by $4.3 million due primarily to seasonal fluctuations in municipal deposit accounts and increased spending by businesses and consumers related to inflation, respectively.  Short-term borrowings decreased by $45.1 million primarily due to the repayment of $50.0 million in overnight borrowings outstanding at December 31, 2024, partially offset by increases in balances of the overnight investment sweep product.

Loan Portfolio

The following table presents the composition of our loan portfolio at the dates indicated:

(in thousands)	March 31, 2025		December 31, 2024
Commercial real estate	$532,764	36%	$526,364	36%
Acquisition and development	94,063	6%	95,314	6%
Commercial and industrial	282,370	19%	287,534	19%
Residential mortgage	520,072	36%	518,815	35%
Consumer	50,600	3%	52,766	4%
Total Loans	$1,479,869	100%	$1,480,793	100%

Outstanding loans of $1.5 billion at March 31, 2025 reflected a $0.9 million decrease since December 31, 2024.  Since December 31, 2024, commercial real estate loans increased by $6.4 million, acquisition and development loans decreased by $1.2 million, commercial and industrial loans decreased by $5.2 million, residential mortgage loans increased by $1.3 million, and consumer loans decreased by $2.2 million.

New commercial loan production for the three months ended March 31, 2025 was approximately $36.1 million.  The pipeline of commercial loans as of March 31, 2025 was $56.0 million.  Commercial amortization and payoffs were approximately $35.0 million through March 31, 2025, due primarily to pay-offs of short-term commercial loans as well as normal amortizations of the commercial loan portfolio.

New consumer mortgage loan production for the first quarter of 2025 was approximately $11.4 million, with most of this production comprised of in-house mortgages.  The pipeline of in-house, portfolio loans as of March 31, 2025 was $10.9 million.

Non-accrual loans totaled $4.0 million at March 31, 2025 compared to $4.9 million at December 31, 2024.  The decrease in non-accrual balances at March 31, 2025 was related to principal reductions.

The following table presents loans in our commercial real estate portfolio by industry type at March 31, 2025.

(in thousands)	Non-owner-occupied	Owner-occupied	Multi-family	Total
Accommodations and food services	$70,613	$5,437	$—	$76,050
Administration and support, waste management, and remediation services	—	1,397	—	1,397
Agriculture, forestry, fishing and hunting	—	1,360	—	1,360
Arts, entertainment and recreation	—	4,364	—	4,364
Construction	2,019	5,641	2	7,662
Educational services	—	851	—	851
Finance and insurance	—	106	—	106
Health care and social assistance	6,407	14,119	—	20,526
Manufacturing	—	12,996	—	12,996
Other services (except public services)	—	19,722	305	20,027
Professional, scientific and technical services	—	1,884	—	1,884
Public administration	1,415	927	—	2,342
Commercial rental properties	3,761	3,520	339	7,620
Residential rental properties	177,742	84,970	—	262,712
Student rental properties	1,940	528	17,490	19,958
Mixed use rental properties	188	120	25,371	25,679
Storage units	40,406	—	—	40,406
Real estate rental and leasing- other	—	—	2,659	2,659
Retail trade	77	3,090	—	3,167
Transportation and warehousing	—	452	—	452
Wholesale trade	—	20,546	—	20,546
Total	$304,568	$182,030	$46,166	$532,764

Our loan portfolio does not consist of any loans secured by office buildings located in major metropolitan areas or that are over four stories or any retail properties rented to major big box retail tenants.  There have been no significant changes in our commercial real estate concentrations since December 31, 2024.

Risk Elements of Loan Portfolio

The following table presents the risk elements of our loan portfolio at the dates indicated. Management is not aware of any potential problem loans other than those listed in this table or discussed below.

(in thousands)	March 31, 2025	% of Applicable Portfolio	December 31, 2024	% of Applicable Portfolio
Non-accrual loans:
Commercial real estate	$79	0.01%	$656	0.12%
Acquisition and development	39	0.04%	82	0.09%
Commercial and industrial	1,839	0.65%	1,838	0.00%
Residential mortgage	1,956	0.38%	2,181	0.42%
Consumer	113	0.22%	174	0.33%
Total non-accrual loans	$4,026	0.27%	$4,931	0.33%
Accruing Loans Past Due 90 days or more:
Commercial real estate	$—		$317
Residential mortgage	233		573
Consumer	—		28
Total loans past due 90 days or more	$233		$918
Total non-accrual and accruing loans past due 90 days or more	$4,259		$5,849

Repossessed assets	2,802		2,802
Other real estate owned	$3,062		$3,062
Total Non-performing assets	$10,123		$11,713
Individually evaluated loans without a valuation allowance	$3,432		$4,432
Total individually evaluated loans	$3,432		$4,432

Non-accrual loans to total loans (as %)	0.27%		0.33%
Non-performing loans to total loans (as %)	0.29%		0.39%
Non-performing assets to total assets (as %)	0.51%		0.59%
Allowance for credit losses to non-accrual loans (as %)	458.69%		368.49%
Allowance for credit losses to non-performing assets (as %)	182.43%		155.13%

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

The ACL “base case” model is derived from various economic forecasts provided by widely recognized sources.  Management evaluates the variability of market conditions by examining the peak and trough of economic cycles.  These peaks and troughs are used to stress the base case model to develop a range of potential outcomes.  Management then determines the appropriate reserve through an evaluation of these various outcomes relative to current economic conditions and known risks in the portfolio.  For the period ended March 31, 2025 the range of outcomes would produce a 16% reduction or a 63% increase in reserves based on the best-case and worst-case scenarios, respectively.

The following table presents a summary of the activity in the ACL for the three-month periods ended March 31, 2025 and 2024:

(in thousands)	2025	2024
Balance, January 1	$18,170	$17,480
Charge-offs:
Acquisition and development	(3)	—
Commercial and industrial	(355)	(112)
Consumer	(184)	(506)
Total charge-offs	(542)	(618)
Recoveries:
Commercial real estate	—	37
Acquisition and development	64	3
Commercial and industrial	2	31
Residential mortgage	16	18
Consumer	100	70
Total recoveries	182	159
Net losses	(360)	(459)
Credit loss expense	657	961
Balance at end of period	$18,467	$17,982

Allowance for credit losses to gross loans outstanding (as %)	1.25%	1.27%

Net (Charge-offs)/Recoveries as a % of Average Applicable Portfolio

	2025	2024
Commercial real estate	0.00%	0.03%
Acquisition and development	0.26%	0.01%
Commercial and industrial	(0.50)%	(0.12)%
Residential mortgage	0.01%	0.01%
Consumer	(0.65)%	(2.89)%
Total	(0.10)%	(0.13)%

Investment Securities

At March 31, 2025, the total amortized cost basis of the available-for-sale investment portfolio was $119.8 million compared to a fair value of $100.0 million. Unrealized gains and losses on available-for-sale securities are reflected in accumulated other comprehensive loss, a component of shareholders’ equity. The amortized cost basis of the held to maturity portfolio was $174.2 million compared to a fair value of $146.8 million.

The following table presents the composition of our securities portfolio at amortized cost and fair values at the dates indicated:

	March 31, 2025			December 31, 2024
	Amortized	Fair Value	FV as %	Amortized	Fair Value	FV as %
(in thousands)	Cost	(FV)	of Total	Cost	(FV)	of Total
Available for Sale Securities:
U.S. treasuries	$3,862	$4,013	4%	$—	$—	—
U.S. government agencies	7,000	6,219	6%	7,000	6,115	6%
Residential mortgage-backed agencies	24,050	20,217	20%	24,621	20,196	21%
Commercial mortgage-backed agencies	36,943	28,925	29%	37,205	28,634	30%
Collateralized mortgage obligations	20,706	17,763	18%	21,069	17,726	19%
Obligations of state and political subdivisions	7,543	7,258	7%	6,533	6,209	7%
Corporate bonds	1,000	906	1%	1,000	896	1%
Collateralized debt obligations	18,707	14,697	15%	18,686	14,718	16%
Total available for sale	$119,811	$99,998	100%	$116,114	$94,494	100%
Held to Maturity Securities:
U.S. government agencies	$68,374	$58,891	40%	$68,301	$57,109	39%
Residential mortgage-backed agencies	31,539	28,513	19%	32,171	28,611	20%
Commercial mortgage-backed agencies	21,089	15,648	11%	21,134	15,340	11%
Collateralized mortgage obligations	48,696	39,791	27%	49,439	39,715	27%
Obligations of state and political subdivisions	4,505	3,928	3%	4,511	3,985	3%
Total held to maturity	$174,203	$146,771	100%	$175,556	$144,760	100%

Total fair value of investment securities available for sale increased by $5.5 million since December 31, 2024 as cash flow from the portfolio was reinvested into securities at higher yields and to maintain balances for liquidity.  At March 31, 2025, the securities classified as available-for-sale included a net unrealized loss of $19.8 million, which represents the difference between the fair value and amortized cost of securities in the portfolio.

Total amortized cost of securities held to maturity decreased by $1.4 million since December 31, 2024 due primarily to principal paydowns of the portfolio.

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

Approximately $85.3 million of the available-for-sale portfolio was valued using Level 2 pricing and had net unrealized losses of $15.8 million at March 31, 2025. The remaining $14.7 million of the available-for-sale securities represents the entire collateralized debt obligation portfolio, which was valued using significant unobservable inputs (Level 3 assets). The $4.0 million in net unrealized losses associated with this portfolio relates to nine pooled trust preferred securities that comprise the collateralized debt obligation portfolio.

Deposits

The following table presents the composition of our deposits at the dates indicated:

(in thousands)	March 31, 2025		December 31, 2024
	Balance	Percent	Balance	Percent
Non-interest-bearing demand deposits	$422,415	26%	$426,737	27%
Interest-bearing deposits:
Demand	368,945	23%	386,803	25%
Money market- retail	465,504	29%	447,149	28%
Money market- brokered	2	0%	1	0%
Savings deposits	171,354	10%	170,972	11%
Time deposits- retail	145,354	9%	143,167	9%
Time deposits- brokered	50,000	3%	—	—
Total Deposits	$1,623,574	100%	$1,574,829	100%

Total deposits at March 31, 2025 increased by $48.7 million when compared to December 31, 2024 driven by the purchase of $50.0 million in brokered certificates of deposit with an average interest rate of 4.24% to fully repay the $50.0 million in overnight borrowings that were outstanding at December 31, 2024.  Savings and money market accounts increased by $18.7 million due primarily to the expansion of current and new relationships throughout the first three months of 2025.  Non-interest-bearing checking deposits decreased by $4.3 million and interest-bearing checking deposits decreased by $17.9 million due to seasonal fluctuations in municipal and commercial account balances and increased spending by businesses and consumers related to inflation.  Retail time deposits increased by $2.2 million since December 31, 2024.

The following table summarizes the percentage of deposits that are insured by deposit insurance or otherwise fully collateralized by securities compared to uninsured deposits as of March 31, 2025 and December 31, 2024.

	March 31, 2025		December 31, 2024
(in thousands)	Balance	Percent	Balance	Percent
Insured deposits	$1,230,373	76%	$1,192,182	76%
Uninsured and fully collateralized deposits	83,365	5%	77,369	5%
Uninsured and uncollateralized deposits	309,836	19%	305,278	19%
	$1,623,574	100%	$1,574,829	100%

The following table summarizes the percentage of deposit balances from retail customers compared to business customers as of March 31, 2025 and December 31, 2024.

	March 31, 2025		December 31, 2024
(in thousands)	Balance	Percent	Balance	Percent
Retail deposits	$795,181	49%	$798,664	51%
Business deposits	828,393	51%	776,165	49%
	$1,623,574	100%	$1,574,829	100%

Borrowed Funds

The following table presents the composition of our borrowings at the dates indicated:

(in thousands)	March 31, 2025	December 31, 2024
Overnight borrowings from Federal Reserve Discount Window	$—	$50,000
Securities sold under agreements to repurchase	20,342	15,409
Total short-term borrowings	$20,342	$65,409
FHLB advances	90,000	90,000
Junior subordinated debt	30,929	30,929
Total long-term borrowings	$120,929	$120,929

Short-term borrowings decreased by $45.1 million as a result of the purchase of a $50.0 million brokered CD to fully repay the overnight borrowings outstanding at December 31, 2024, partially offset by increases in balances of the overnight investment sweep product.  There were no changes in long-term borrowings when comparing March 31, 2025 to December 31, 2024.

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

It is our policy to manage our affairs so that liquidity needs are fully satisfied through normal Bank operations. That is, the Bank will manage its liquidity to minimize the need to make unplanned sales of assets or to borrow funds under emergency conditions. The Bank will use funding sources where the interest cost is relatively insensitive to market changes in the short run (periods of one year or less) to satisfy operating cash needs. The remaining normal funding will come from interest-sensitive liabilities, either deposits or borrowed funds. When the marginal cost of needed wholesale funding is lower than the cost of raising this funding in the retail markets, the Corporation may supplement retail funding with external funding sources such as:

●	Unsecured Fed Funds lines of credit with upstream correspondent banks (M&T Bank, Atlantic Community Bankers Bank, Community Bankers Bank, PNC Financial Services, Pacific Coast Banker’s Bank and Zions Bancorp).
●	Secured advances with the FHLB of Atlanta, which are collateralized by eligible one-to-four family residential mortgage loans, home equity lines of credit, commercial real estate loans. Cash and various securities may also be pledged as collateral.

●	Secured line of credit with the Federal Reserve Discount Window for use in borrowing funds up to 90 days, using eligible investment securities as collateral.
●	Brokered deposits, including CDs and money market funds, provide a method to generate deposits quickly. These deposits are strictly rate driven but often provide the most cost-effective means of funding growth.
●	One Way Buy CDARS/ICS funding – a form of brokered deposits that has become a viable supplement to brokered deposits obtained directly.

The following table presents sources of liquidity available to the Corporation as of March 31, 2025.

(in thousands)	Total Availability	Amount Used	Net Availability
Internal Sources
Excess cash	$62,422	$-	$62,422
Unpledged securities	31,036	-	31,036
External Sources
Federal Reserve (discount window)	87,275	-	87,275
Correspondent unsecured lines of credit	140,000	-	140,000
FHLB	334,100	96,214	237,886
	$654,833	$96,214	$558,619

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

At March 31, 2025, we were asset sensitive.

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

Based on the simulation analysis performed at March 31, 2025 and December 31, 2024, management estimated the following changes in net interest income, assuming the indicated rate changes:

(in thousands)	March 31, 2025	December 31, 2024
+400 basis points	$10,677	$5,722
+300 basis points	$8,785	$5,300
+200 basis points	$6,402	$4,253
+100 basis points	$3,462	$2,391
-100 basis points	$(3,764)	$(2,851)
-200 basis points	$(7,194)	$(5,424)
-300 basis points	$(10,809)	$(8,080)
-400 basis points	$(14,968)	$(11,151)

Due to the current rate environment and changes to prepayment speeds, the Corporation became slightly more asset sensitive as compared to December 31, 2024.  All changes in net interest income from our simulation analysis remains within our policy limits.

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

Management believes that no material changes in our market risks, our procedures used to evaluate and mitigate those risks, or our actual or simulated sensitivity positions have occurred since December 31, 2024. Our NII simulation analysis as of December 31, 2024 is included in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2024 under the heading “Market Risk and Interest Sensitivity.

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

The following table presents the Bank’s capital ratios as of the dates indicated:

	March 31, 2025	December 31, 2024	Required for Capital Adequacy Purposes	Required to be Well Capitalized
Total Capital (to risk-weighted assets)	14.83%	14.59%	8.00%	10.00%
Tier 1 Capital (to risk-weighted assets)	13.58%	13.35%	6.00%	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)	13.58%	13.35%	4.50%	6.50%
Tier 1 Capital (to average assets)	10.76%	10.70%	4.00%	5.00%

As of both March 31, 2025 and December 31, 2024, the Bank was considered “well capitalized” under the regulatory framework for prompt corrective action.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Contractual Obligations

The Corporation enters into contractual obligations in the normal course of business. Among these obligations are Federal Home Loan Bank advances and junior subordinated debentures, operating lease agreements for banking and subsidiaries’ offices and for data processing and telecommunications equipment.  Comparing March 31, 2025 to December 31, 2024, short-term borrowings decreased by $45.1 million primarily due to the repayment of $50.0 million in overnight borrowings outstanding at December 31, 2024, partially offset by increases in balances of the overnight investment sweep product.

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

Commitments to extend credit in the form of consumer, commercial and business at the dates indicated were as follows:

(in thousands)	March 31, 2025	December 31, 2024
Residential mortgage - home equity	$70,386	$70,894
Residential mortgage - construction	10,996	13,138
Commercial	162,727	163,079
Consumer - personal credit lines	4,307	4,224
Standby letters of credit	16,363	16,522
Total	$264,779	$267,857

The decrease of $3.1 million in commitments at March 31, 2025 when compared to December 31, 2024 was due to businesses and consumers utilizing construction funding.  These balances shifted to loans outstanding.

For the three-month periods ended March 31, 2025 and 2024, net credit loss expense for off-balance sheet exposures was a credit of approximately $1,000 and a credit of approximately $15,000, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

First United Corporation is a “smaller reporting company” as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended, and, accordingly, is not required to include the information required by this item.

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

An evaluation of the effectiveness of these disclosure controls as of March 31, 2025 was carried out under the supervision and with the participation of management, including the PEO and the PFO. Based on that evaluation, management, including the PEO and the PFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the three months ended March 31, 2025, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024. Management does not believe that any material changes in our risk factors have occurred since they were last disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the quarter ended March 31, 2025, Julie Peterson, an officer of the Company, terminated a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of the SEC’s Regulation S-K).  The arrangement was adopted on February 2, 2024 and contemplated the monthly purchase on the open market of a specified dollar amount of shares of the Corporation’s common stock on the 15th business day of each month, beginning on February 15, 2024.

During the three months ended March 31, 2025, based on information provided to the Corporation, no other director or officer of the Corporation adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of securities of the registrant intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act or (ii) any “non-Rule 10b51 trading arrangement” (as defined in Item 408(c) of the SEC’s Registration S-K).

Item 6. Exhibits

The exhibits filed or furnished with this quarterly report are listed in the following Exhibit Index.

Exhibit	Description
10.1	Revised Appendix A to the First United Corporation Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed on March 3, 2025)*
10.2

Form of First Amendment to the Participation Agreement under the First United Bank & Trust Defined Benefit Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed on March 28, 2025

31.1	Certifications of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
31.2	Certifications of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
32	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)
101.INS	Inline XBRL Instance Document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	The cover page of First United Corporation’s Quarterly Report on Form 10Q for the quarter ended March 31, 2025 formatted in Inline XBRL, included within the Exhibit 101 attachments (filed herewith).

*Portions of Exhibit 10.1, identified in brackets, are excluded because they are both not material and would likely cause competitive harm to the Corporation if publicly disclosed. Such information will be disclosed as, if and when required pursuant to Item 402 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST UNITED CORPORATION

Date: May 7, 2025	/s/ Carissa L. Rodeheaver
Carissa L. Rodeheaver, CPA
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2025	/s/ Tonya K. Sturm
Tonya K. Sturm, Senior Vice President,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)