Form 10-Q
period 2025-06-30
FIRST UNITED CORP/MD/
filed 2025-08-13
CIK 763907

th

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For quarterly period ended June 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:   6,494,611 shares of common stock, par value $0.01 per share, as of July 31, 2025.

INDEX TO QUARTERLY REPORT

FIRST UNITED CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

First United Corporation and Subsidiaries

Consolidated Statements of Financial Condition

(In thousands, except share data - Unaudited)

	June 30, 2025	December 31, 2024

Assets
Cash and due from banks	$77,313	$77,020
Interest bearing deposits in banks	1,800	1,307
Cash and cash equivalents	79,113	78,327
Investment securities – available for sale (at fair value)	103,582	94,494
Investment securities – held to maturity, net of allowance for credit losses of $59 at June 30, 2025 and December 31, 2024 (fair value $148,496 at June 30, 2025 and $144,760 at December 31, 2024)	174,951	175,497
Equity investments not held for trading with readily determinable fair values	1,008	—
Restricted investment in bank stock, at cost	5,815	5,768
Loans held for sale	110	806
Loans	1,502,481	1,480,793
Unearned fees	(533)	(442)
Allowance for credit losses	(19,044)	(18,170)
Net loans	1,482,904	1,462,181
Premises and equipment, net	29,644	30,081
Goodwill and other intangibles	11,609	11,773
Bank owned life insurance	49,642	48,952
Deferred tax assets	9,151	9,989
Other real estate owned, net	3,035	3,062
Repossessed assets	2,802	2,802
Right of use assets	1,058	1,204
Pension asset	18,537	17,824
Accrued interest receivable	7,160	7,473
Other assets	27,350	22,789
Total Assets	$2,007,471	$1,973,022
Liabilities and Shareholders’ Equity
Liabilities:
Non-interest bearing deposits	$425,784	$426,737
Interest bearing deposits	1,188,423	1,148,092
Total deposits	1,614,207	1,574,829
Short-term borrowings	50,954	65,409
Long-term borrowings	120,929	120,929
Operating lease liability	1,231	1,384
SERP deferred compensation	8,465	8,335
Allowance for credit losses on off-balance sheet credit exposures	995	863
Accrued interest payable	935	489
Other liabilities	17,179	20,065
Dividends payable	1,429	1,424
Total Liabilities	1,816,324	1,793,727
Shareholders’ Equity:
Common Stock – par value $0.01 per share; Authorized 25,000,000 shares; issued and outstanding 6,494,611 shares at June 30, 2025 and 6,471,096 at December 31, 2024	65	65
Surplus	21,121	20,476
Retained earnings	197,938	189,002
Accumulated other comprehensive loss	(27,977)	(30,248)
Total Shareholders’ Equity	191,147	179,295
Total Liabilities and Shareholders’ Equity	$2,007,471	$1,973,022

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Six Months Ended
	June 30,
	2025	2024

	(Unaudited)
Interest income
Interest and fees on loans	$44,049	$39,439
Interest on investment securities
Taxable	3,539	3,441
Exempt from federal income tax	102	106
Total investment income	3,641	3,547
Other	1,243	2,025
Total interest income	48,933	45,011
Interest expense
Interest on deposits:
Savings	88	94
Interest-bearing transaction accounts	10,304	9,712
Time deposits	3,079	2,858
Total interest on deposits	13,471	12,664
Interest on short-term borrowings	41	970
Interest on long-term borrowings	2,698	2,327
Total Interest Expense	16,210	15,961
Net Interest income	32,723	29,050
Credit loss expense
Credit loss expense - loans	1,385	2,212
Credit loss expense/(credit) - off-balance sheet credit exposures	131	(72)
Total credit loss expense	1,516	2,140
Net interest income after provision for credit losses	31,207	26,910
Other operating income
Net gains on sales of residential mortgage loans	238	141
Net gains	238	141
Other Income
Service charges on deposit accounts	1,124	1,112
Other service charges	420	440
Trust department	4,709	4,443
Debit card income	1,904	1,931
Bank owned life insurance	690	660
Brokerage commissions	791	857
Other	124	132
Total other income	9,762	9,575
Total other operating income	10,000	9,716
Other operating expenses
Salaries and employee benefits	14,650	14,413
FDIC premiums	512	554
Equipment expense	1,143	1,558
Occupancy expense of premises	1,364	1,606
Data processing expense	3,103	2,740
Marketing expense	434	318
Professional services	1,065	935
Contract labor	329	267
Telephone	194	212
Other real estate owned expense, net	300	100
Investor relations	194	144
Contributions	134	116
Other	2,128	2,282
Total other operating expenses	25,550	25,245
Income before income tax expense	$15,657	$11,381
Provision for income tax expense	3,867	2,769
Net Income	$11,790	$8,612
Basic net income per share	$1.82	$1.31
Diluted net income per share	$1.81	$1.31
Weighted average number of basic shares outstanding	6,482	6,585
Weighted average number of diluted shares outstanding	6,498	6,596
Dividends declared per share	$0.44	$0.40

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended
	June 30,
	2025	2024

	(Unaudited)
Interest income
Interest and fees on loans	$22,294	$20,221
Interest on investment securities
Taxable	1,776	1,697
Exempt from federal income tax	57	53
Total investment income	1,833	1,750
Other	744	1,142
Total interest income	24,871	23,113
Interest expense
Interest on deposits:
Savings	45	46
Interest-bearing transaction accounts	5,104	5,011
Time deposits	1,639	1,341
Total interest on deposits	6,788	6,398
Interest on short-term borrowings	21	509
Interest on long-term borrowings	1,355	968
Total Interest Expense	8,164	7,875
Net Interest income	16,707	15,238
Credit loss expense
Credit loss expense - loans	728	1,251
Credit loss expense/(credit) - off-balance sheet credit exposures	132	(57)
Total credit loss expense	860	1,194
Net interest income after provision for credit losses	15,847	14,044
Other operating income
Net gains on sales of residential mortgage loans	146	59
Net gains	146	59
Other Income
Service charges on deposit accounts	577	556
Other service charges	214	225
Trust department	2,386	2,255
Debit card income	983	999
Bank owned life insurance	349	334
Brokerage commissions	370	362
Other	61	51
Total other income	4,940	4,782
Total other operating income	5,086	4,841
Other operating expenses
Salaries and employee benefits	7,319	7,256
FDIC premiums	267	285
Equipment expense	565	635
Occupancy expense of premises	675	652
Data processing expense	1,600	1,422
Marketing expense	196	184
Professional services	589	449
Contract labor	166	84
Telephone	96	103
Other real estate owned expense, net	208	14
Investor relations	132	91
Contributions	78	66
Other	1,083	1,123
Total other operating expenses	12,974	12,364
Income before income tax expense	$7,959	$6,521
Provision for income tax expense	1,975	1,607
Net Income	$5,984	$4,914
Basic net income per share	$0.92	$0.75
Diluted net income per share	$0.92	$0.75
Weighted average number of basic shares outstanding	6,489	6,527
Weighted average number of diluted shares outstanding	6,506	6,537
Dividends declared per share	$0.22	$0.20

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

	Six Months Ended
	June 30,
	2025	2024

Comprehensive Income	(Unaudited)
Net Income	$11,790	$8,612
Other comprehensive income/(loss), net of tax and reclassification adjustments:
Available for sale securities:
Unrealized holding gain/(loss) on investments with credit related impairment	506	(633)
Reclassification adjustment for accretable yield realized in income	101	101
Other comprehensive income/(loss) on investments with credit related impairment	405	(734)

Unrealized holding gains/(losses) on all other AFS investments	2,334	(1,341)
Other comprehensive income/(loss) on all other AFS investments	2,334	(1,341)

Held to Maturity Securities
Unrealized holding gains on securities transferred to held to maturity	—	—
Reclassification adjustment for amortization realized in income	(317)	(320)
Other comprehensive income on HTM investments	317	320

Cash flow hedges:
Unrealized holding (losses)/gains on cash flow hedges	(189)	4
Other comprehensive (loss)/income on cash flow hedges	(189)	4

Pension plan liability:
Unrealized holding (losses)/gains on pension plan liability	(23)	951
Reclassification adjustment for amortization of unrecognized losses realized in income	(265)	(406)
Other comprehensive income on pension plan liability	242	1,357

SERP liability:
Unrealized holding gains on SERP liability	—	—
Reclassification adjustment for amortization of unrealized losses realized in income	—	(78)
Other comprehensive income on SERP liability	—	78
Other comprehensive income/(loss) before income tax	3,109	(316)
Income tax effect related to other comprehensive income/(loss)	(838)	83

Other comprehensive income/(loss), net of tax	2,271	(233)
Comprehensive income	$14,061	$8,379

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

	Three Months Ended
	June 30,
	2025	2024

Comprehensive Income	(Unaudited)
Net Income	$5,984	$4,914
Other comprehensive income/(loss), net of tax and reclassification adjustments:
Available for sale securities:
Unrealized holding gains/(losses) on investments with credit related impairment	498	(843)
Reclassification adjustment for accretable yield realized in income	51	51
Other comprehensive income/(loss) on investments with credit related impairment	447	(894)

Unrealized holding gains/(losses) on all other AFS investments	485	(717)
Other comprehensive income/(loss) on all other AFS investments	485	(717)

Held to Maturity Securities
Unrealized holding losses on securities transferred to held to maturity
Unrealized holding gains on HTM investments	—	—
Reclassification adjustment for amortization realized in income	(163)	(160)
Other comprehensive income on HTM investments	163	160

Cash flow hedges:
Unrealized holding losses on cash flow hedges	(81)	(69)
Other comprehensive loss on cash flow hedges	(81)	(69)

Pension plan liability:
Unrealized holding gains/(losses) on pension plan liability	2,105	(538)
Reclassification adjustment for amortization of unrecognized losses realized in income	(133)	(203)
Other comprehensive income/(loss) on pension plan liability	2,238	(335)

SERP liability:
Unrealized holding gains on SERP liability	—	—
Reclassification adjustment for amortization of unrealized losses realized in income	—	(39)
Other comprehensive income on SERP liability	—	39

Other comprehensive income/(loss) before income tax	3,252	(1,816)
Income tax effect related to other comprehensive income/(loss)	(870)	478

Other comprehensive income/(loss), net of tax	2,382	(1,338)
Comprehensive income	$8,366	$3,576

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except per share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at January 1, 2025	$65	$20,476	$189,002	$(30,248)	$179,295
Net income			5,806		5,806
Other comprehensive loss				(111)	(111)
Stock based compensation		55			55
Common stock issued - 7,538 shares		75			75
Common stock dividend declared - $0.22 per share			(1,426)		(1,426)
Balance at March 31, 2025	$65	$20,606	$193,382	$(30,359)	$183,694
Net income			5,984		5,984
Other comprehensive income				2,382	2,382
Stock based compensation		440			440
Common stock issued - 15,977 shares		75			75
Common stock dividend declared - $0.22 per share			(1,428)		(1,428)
Balance at June 30, 2025	$65	$21,121	$197,938	$(27,977)	$191,147

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at January 1, 2024	$66	$23,734	$173,900	$(35,827)	$161,873
Net income			3,698		3,698
Other comprehensive income				1,105	1,105
Stock based compensation		57			57
Common stock issued - 8,757 shares		74			74
Common stock dividend declared - $0.20 per share			(1,326)		(1,326)
Balance at March 31, 2024	$66	$23,865	$176,272	$(34,722)	$165,481
Net income			4,914		4,914
Other comprehensive loss				(1,338)	(1,338)
Stock based compensation		376			376
Common stock issued - 18,756 shares		70			70
Common stock repurchase- 201,800 shares	(1)	(4,031)			(4,032)
Common stock dividend declared - $0.20 per share			(1,294)		(1,294)
Balance at June 30, 2024	$65	$20,280	$179,892	$(36,060)	$164,177

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended
	June 30,
	2025	2024

	(Unaudited)
Operating activities
Net income	$11,790	$8,612
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,516	2,140
Depreciation	1,311	1,952
Stock based compensation	495	433
Gains on sales of other real estate owned	—	(126)
Write-downs of other real estate owned, net	27	—
Originations of loans held for sale	(3,172)	(4,100)
Proceeds from sales of loans held for sale	4,106	4,237
Gains from sales of loans held for sale	(238)	(141)
Net accretion of investment securities discounts and premiums- AFS	(94)	(48)
Net accretion of investment securities discounts and premiums- HTM	(271)	(317)
Amortization of intangible assets	164	165
Earnings on bank owned life insurance	(690)	(660)
Amortization of deferred loan fees, net	(78)	(86)
Amortization of operating lease right of use asset	146	137
(Increase)/decrease in accrued interest receivable and other assets	(4,370)	1,326
Deferred tax benefit	(32)	(81)
Amortization of operating lease liability	(153)	(144)
Decrease in accrued interest payable and other liabilities	(2,497)	(2,548)
Net cash provided by operating activities	7,960	10,751
Investing activities
Proceeds from maturities/calls of investment securities - AFS	2,576	2,186
Proceeds from maturities/calls of investment securities - HTM	3,169	40,417
Purchases of investment securities - AFS	(8,832)	—
Purchases of investment securities - HTM	(2,352)	—
Purchases of equity securities with readily determinable fair market values	(1,008)	—
Proceeds from sales of other real estate owned	—	1,710
Net (increase)/decrease in restricted stock	(47)	1,855
Net increase in loans	(22,030)	(18,094)
Purchases of premises and equipment	(874)	(181)
Net cash (used in)/provided by investing activities	(29,398)	27,893
Financing activities
Net increase/(decrease) in deposits	39,378	(13,906)
Issuance of common stock	150	144
Cash dividends paid on common stock	(2,849)	(2,657)
Net (decrease)/increase in short-term borrowings	(14,455)	17,146
Stock repurchase	—	(4,032)
Payments of long-term borrowings	—	(40,000)
Net cash provided by/(used in) financing activities	22,224	(43,305)
Increase/(decrease) in cash and cash equivalents	786	(4,661)
Cash and cash equivalents at beginning of the year	78,327	49,753
Cash and cash equivalents at end of period	$79,113	$45,092
Supplemental information
Interest paid	$15,761	$15,221
Taxes paid	$3,668	$923
Non-cash investing activities:
Transfers from loans to other real estate owned	$—	$69

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Basis of Presentation

The financial information is presented in accordance with generally accepted accounting principles and general practice for financial institutions in the United States of America (“GAAP”).  First United Corporation has prepared these unaudited condensed consolidated financial statements in accordance with GAAP for interim financial information, rules of the Securities and Exchange Commission that permit reduced disclosure for interim periods, and Article 8 of Regulation S-X.  Operating results for the six- and three-month periods ended June 30, 2025 are not necessarily indicative of the results that may be expected for the full year or for any future interim period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

The Corporation has evaluated events and transactions occurring subsequent to the statement of financial condition date of June 30, 2025 and through the date these consolidated financial statements were issued, for items of potential recognition or disclosure.

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

Note 3 – Earnings Per Share

Basic earnings per share is derived by dividing net income available to shareholders by the weighted-average number of common shares outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents. Diluted earnings per share is derived by dividing net income available to shareholders by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents, such as restricted stock units (“RSUs”). There were no anti-dilutive shares outstanding at June 30, 2025 or 2024.

The following table sets forth the calculation of basic and diluted earnings per common share for the six- and three-month periods ended June 30, 2025 and 2024:

	Six months ended June 30,
	2025			2024
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Income	Shares	Amount
Basic Earnings Per Share:

Net income	$11,790	6,482	$1.82	$8,612	6,585	$1.31

Diluted Earnings Per Share:

Restricted stock units		16			11

Net income	$11,790	6,498	$1.81	$8,612	6,596	$1.31

	Three months ended June 30,
	2025			2024
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Income	Shares	Amount
Basic Earnings Per Share:

Net income	$5,984	6,489	$0.92	$4,914	6,527	$0.75

Diluted Earnings Per Share:

Restricted stock units		17			10

Net income	$5,984	6,506	$0.92	$4,914	6,537	$0.75

Note 4 – Investments

The following tables show a comparison of amortized cost and fair values of investment securities at June 30, 2025 and December 31, 2024:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
June 30, 2025
Available for Sale:
U.S. treasuries	$3,865	$149	$—	$—	$4,014
U.S. government agencies	7,000	—	771	—	6,229
Residential mortgage-backed agencies	24,915	19	3,669	—	21,265
Commercial mortgage-backed agencies	38,217	—	8,066	—	30,151
Collateralized mortgage obligations	20,171	15	2,718	—	17,468
Obligations of states and political subdivisions	8,557	—	254	—	8,303
Corporate bonds	1,000		89	—	911
Collateralized debt obligations	18,738	—	3,497	—	15,241
Total available for sale	$122,463	$183	$19,064	$—	$103,582

(in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value	Allowance for Credit Losses
June 30, 2025
Held to Maturity:
U.S. government agencies	$68,447	$—	$9,143	$59,304	$—
Residential mortgage-backed agencies	33,363	32	3,003	30,392	—
Commercial mortgage-backed agencies	21,042	—	5,394	15,648	—
Collateralized mortgage obligations	47,751	—	8,464	39,287	—
Obligations of states and political subdivisions	4,407	173	715	3,865	59
Total held to maturity	$175,010	$205	$26,719	$148,496	$59

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
December 31, 2024
Available for Sale:
U.S. government agencies	$7,000	$—	$885	$—	$6,115
Residential mortgage-backed agencies	24,621	—	4,425	—	20,196
Commercial mortgage-backed agencies	37,205	—	8,571	—	28,634
Collateralized mortgage obligations	21,069	—	3,343	—	17,726
Obligations of states and political subdivisions	6,533	—	324	—	6,209
Corporate bonds	1,000	—	104	—	896
Collateralized debt obligations	18,686	—	3,968	—	14,718
Total available for sale	$116,114	$—	$21,620	$—	$94,494

(in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value	Allowance for Credit Losses
December 31, 2024
Held to Maturity:
U.S. government agencies	$68,301	$—	$11,192	$57,109	$—
Residential mortgage-backed agencies	32,171	1	3,561	28,611	—
Commercial mortgage-backed agencies	21,134	—	5,794	15,340	—
Collateralized mortgage obligations	49,439	—	9,724	39,715	—
Obligations of states and political subdivisions	4,511	177	703	3,985	59
Total held to maturity	$175,556	$178	$30,974	$144,760	$59

The Corporation utilizes FASB Accounting Standards Codification (“ASC”) Topic 326 to evaluate its available-for-sale (“AFS”) and held-to-maturity (“HTM”) debt security portfolio for expected credit losses.

For any AFS debt security in an unrealized loss position, the Corporation first assesses whether it intends to sell, or it is more likely than not that the Corporation will be required to sell, the security before recovery to its amortized cost basis.  If either criterion regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income.  For AFS debt securities that do not meet the aforementioned criteria, the Corporation evaluates whether any decline in fair value has resulted from credit losses or other factors.  In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors.  If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security.  If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses (“ACL”) is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis.  Any impairment that has not been recorded through the ACL is recorded in other comprehensive income (“OCI”).

The Corporation adopted ASC Topic 326 using the prospective transition approach for debt securities for which other than temporary impairment (“OTTI”) had been recognized prior to January 1, 2023, such as AFS collateralized debt obligations.  As a result, the amortized cost basis for such debt securities remained the same before and after the effective date of ASC Topic 326.  The effective interest rate on these debt securities was not changed.  Amounts of OTTI that were recorded prior to January 1, 2023 are being accreted into income over the remaining life of the assets.

The ACL on HTM securities is a contra-asset valuation account, calculated in accordance with ASC Topic 326.  Management measures expected credit losses on HTM debt securities on a collective basis by major security type.  Management has elected to not measure an ACL for accrued interest on securities. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts.

Management classifies the HTM portfolio into the following major security types: (i) securities issued or guaranteed by U.S. government agencies (including U.S. treasuries, agency bonds, and U.S. guaranteed residential mortgage-backed securities, commercial mortgage-backed securities, and collateralized mortgage obligations); (ii) rated municipal securities; and (iii) unrated municipal securities.  With regard to securities issued by U.S. government agencies and corporations, it is expected that the securities will not settle at prices that are less than the amortized cost bases of the securities, as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government.  Accordingly, no ACL has been recorded on these securities.  With regard to securities issued by states and political subdivisions, management considers (x) issuer bond ratings, (y) historical loss rates for given bond ratings, and (z) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. Non-rated securities are evaluated internally based on financial performance and expected future cash flows.

As of both June 30, 2025 and December 31, 2024, the Corporation recorded ACL of approximately $59,000 related to one municipal bond in its HTM security portfolio.

The following tables show the Corporation’s investment securities with gross unrealized and unrecognized losses and fair values at June 30, 2025 and December 31, 2024, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrealized Losses	Number of Investments	Fair Value	Unrealized Losses	Number of Investments
June 30, 2025
Available for Sale:
U.S. government agencies	$—	$—	—	$6,229	$771	2
Residential mortgage-backed agencies	—	—	—	17,919	3,669	3
Commercial mortgage-backed agencies	3,099	115	2	27,052	7,951	8
Collateralized mortgage obligations	—	—	—	14,663	2,718	9
Obligations of states and political subdivisions	3,978	36	4	4,075	218	4
Corporate bonds	—	—	—	911	89	1
Collateralized debt obligations	—	—	—	15,241	3,497	9
Total available for sale	$7,077	$151	6	$86,090	$18,913	36

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrecognized Losses	Number of Investments	Fair Value	Unrecognized Losses	Number of Investments
June 30, 2025
Held to Maturity:
U.S. government agencies	$—	$—	—	$59,304	9,143	9
Residential mortgage-backed agencies	6,859	64	6	19,875	2,939	35
Commercial mortgage-backed agencies	—	—	—	15,648	5,394	2
Collateralized mortgage obligations	—	—	—	39,287	8,464	8
Obligations of states and political subdivisions	—	—	—	2,153	715	1
Total held to maturity	$6,859	$64	6	$136,267	$26,655	55

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrealized Losses	Number of Investments	Fair Value	Unrealized Losses	Number of Investments
December 31, 2024
Available for Sale:
U.S. government agencies	$—	$—	—	$6,115	$885	2
Residential mortgage-backed agencies	1,974	18	1	18,222	4,407	3
Commercial mortgage-backed agencies	1,688	59	1	26,946	8,512	8
Collateralized mortgage obligations	2,892	50	1	14,834	3,293	9
Obligations of states and political subdivisions	1,224	18	2	3,742	306	3
Corporate Bonds	—	—	—	896	104	1
Collateralized debt obligations	—	—	—	14,718	3,968	9
Total available for sale	$7,778	$145	5	$85,473	$21,475	35

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrecognized Losses	Number of Investments	Fair Value	Unrecognized Losses	Number of Investments
December 31, 2024
Held to Maturity:
U.S. government agencies	$—	$—	—	$57,109	$11,192	9
Residential mortgage-backed agencies	8,291	132	5	20,243	3,429	35
Commercial mortgage-backed agencies	—	—	—	15,340	5,794	2
Collateralized mortgage obligations	—	—	—	39,715	9,724	8
Obligations of states and political subdivisions	—	—	—	2,179	703	1
Total held to maturity	$8,291	$132	5	$134,586	$30,842	55

The amortized cost and estimated fair value of securities by contractual maturities at June 30, 2025 are shown in the following table.  Expected maturities for mortgage-backed securities and collateralized mortgage obligations will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2025
(in thousands)	Amortized Cost	Fair Value
Contractual Maturity
Available for Sale:
Due after one year through five years	$5,250	$5,126
Due after five years through ten years	5,398	5,229
Due after ten years	28,512	24,343
	39,160	34,698
Residential mortgage-backed agencies	24,915	21,265
Commercial mortgage-backed agencies	38,217	30,151
Collateralized mortgage obligations	20,171	17,468
Total available for sale	$122,463	$103,582
Held to Maturity:
Due after one year through five years	$17,050	$16,432
Due after five years through ten years	36,003	31,550
Due after ten years	19,801	15,187
	72,854	63,169
Residential mortgage-backed agencies	33,363	30,392
Commercial mortgage-backed agencies	21,042	15,648
Collateralized mortgage obligations	47,751	39,287
Total held to maturity	$175,010	$148,496

At June 30, 2025 and December 31, 2024, AFS investment securities with an aggregate fair value of $85.2 million and $71.6 million, respectively, and HTM investment securities with an aggregate book value of $166.6 million and $161.2 million, respectively, were pledged as permitted or required to secure public deposits, for securities sold under agreements to repurchase as required or permitted by law and as collateral for borrowing capacity.

Note 5 – Loans and Related Allowance for Credit Losses

The following table summarizes the primary segments of the loan portfolio at June 30, 2025 and December 31, 2024:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
June 30, 2025
Individually evaluated for impairment	$—	$—	$1,838	$1,454	$—	$3,292
Collectively evaluated for impairment	550,717	98,937	279,646	520,514	49,375	1,499,189
Total loans	$550,717	$98,937	$281,484	$521,968	$49,375	$1,502,481
December 31, 2024
Individually evaluated for impairment	$574	$—	$2,048	$1,810	$—	$4,432
Collectively evaluated for impairment	525,790	95,314	285,486	517,005	52,766	1,476,361
Total loans	$526,364	$95,314	$287,534	$518,815	$52,766	$1,480,793

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans at June 30, 2025 and December 31, 2024:

(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due and Accruing	Non- Accrual	Total Loans
June 30, 2025
Commercial real estate:
Non-owner-occupied	$318,098	$103	$—	$—	$103	$—	$318,201
All other CRE	231,922	516	—	—	516	78	232,516
Acquisition and development:
1-4 family residential construction	19,791	—	—	—	—	—	19,791
All other A&D	79,119	—	—	—	—	27	79,146
Commercial and industrial	279,540	81	25	—	106	1,838	281,484
Residential mortgage:
Residential mortgage - term	452,121	62	1,518	182	1,762	1,819	455,702
Residential mortgage - home equity	65,168	483	271	306	1,060	38	66,266
Consumer	48,921	262	133	47	442	12	49,375
Total	$1,494,680	$1,507	$1,947	$535	$3,989	$3,812	$1,502,481
December 31, 2024
Commercial real estate:
Non-owner-occupied	$296,259	$—	$—	$—	$—	$—	$296,259
All other CRE	228,875	257	—	317	574	656	230,105
Acquisition and development:
1-4 family residential construction	16,630	—	—	—	—	—	16,630
All other A&D	78,588	—	14	—	14	82	78,684
Commercial and industrial	285,675	—	21	—	21	1,838	287,534
Residential mortgage:
Residential mortgage - term	447,161	66	2,411	504	2,981	2,100	452,242
Residential mortgage - home equity	65,824	371	228	69	668	81	66,573
Consumer	52,117	364	83	28	475	174	52,766
Total	$1,471,129	$1,058	$2,757	$918	$4,733	$4,931	$1,480,793

Non-accrual loans that have been subject to partial charge-offs totaled $0.7 million at both June 30, 2025 and December 31, 2024.  Loans secured by 1-4 family residential real estate properties in the process of foreclosure totaled $0.1 million and $1.6 million at June 30, 2025 and December 31, 2024, respectively.  Accruing loans past due 30 days or more constituted 0.27% of the loan portfolio at June 30, 2025 compared to 0.32% at December 31, 2024.

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

Commercial and Industrial- loans are made to operating companies or manufacturers for the purpose of production, operating capacity, accounts receivable, inventory or equipment financing.  Cash flow from the operations of the borrower is the primary source of repayment for these loans.  The condition of the local economy is an important indicator of risk, but there are also more specific risks depending on the industry of the borrower.  The collateral for these types of loans often does not have sufficient value in a distressed or liquidation scenario to satisfy the outstanding debt.  These loans are also made to local municipalities for various purposes including refinancing existing obligations, infrastructure up-fit and expansion, or to purchase new equipment.  The primary repayment source for local municipalities includes the tax base of the municipality, specific revenue streams related to the infrastructure financed, and other business operations of the municipal authority.  The health and stability of state and local economies directly impacts each municipality’s tax basis and are important indicators of risk for this segment.  The ability of each municipality to increase taxes and fees to offset service requirements give this type of loan a very low risk profile in the continuum of the Corporation’s loan portfolio.

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

The following table summarizes the primary segments of the ACL at June 30, 2025 and December 31, 2024, segregated by the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
June 30, 2025
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	6,166	1,043	4,226	6,902	707	19,044
Total ACL	$6,166	$1,043	$4,226	$6,902	$707	$19,044
December 31, 2024
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	5,272	909	4,205	7,010	774	18,170
Total ACL	$5,272	$909	$4,205	$7,010	$774	$18,170

Changes in the fair value of the types of collateral for individually evaluated loans are reported as provision for credit loss in the period of change.  The evaluation of the need and amount of a specific allocation of the ACL and whether a loan can be removed from impairment status is made on a quarterly basis.

The following tables present the amortized cost basis of collateral-dependent individually evaluated loans as of June 30, 2025 and December 31, 2024.

	June 30, 2025
(in thousands)	Real Estate	Other Collateral	Non-Accrual Loans with No Allowance
Commercial and industrial	$—	$1,838	$1,838
Residential mortgage	1,454	—	1,454
Total Loans	$1,454	$1,838	$3,292

	December 31, 2024
(in thousands)	Real Estate	Other Collateral	Non-Accrual Loans with No Allowance
Commercial real estate	$574	$—	$574
Commercial and industrial	—	2,048	2,048
Residential mortgage	1,810	—	1,810
Total Loans	$2,384	$2,048	$4,432

The following tables present the activity in the ACL for the six- and three-month periods ended June 30, 2025 and 2024:

Six months ended (in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
Beginning balance at January 1, 2025	$5,272	$909	$4,205	$7,010	$774	$18,170
Loan charge-offs	—	(9)	(370)	—	(399)	(778)
Recoveries collected	—	71	13	29	154	267
Credit loss expense/(credit)	894	72	378	(137)	178	1,385
ACL balance at June 30, 2025	$6,166	$1,043	$4,226	$6,902	$707	$19,044
Beginning balance at January 1, 2024	$5,120	$940	$3,717	$6,774	$929	$17,480
Loan charge-offs	—	—	(1,230)	(45)	(824)	(2,099)
Recoveries collected	37	6	34	26	227	330
Credit loss (credit)/expense	(305)	46	1,443	407	621	2,212
ACL balance at June 30, 2024	$4,852	$992	$3,964	$7,162	$953	$17,923

Three months ended (in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
ACL balance at April 1, 2025	$5,670	$940	$4,334	$6,723	$800	$18,467
Loan charge-offs	—	(6)	(15)	—	(215)	(236)
Recoveries collected	—	7	11	13	54	85
Credit loss expense/(credit)	496	102	(104)	166	68	728
ACL balance at June 30, 2025	$6,166	$1,043	$4,226	$6,902	$707	$19,044
ACL balance at April 1, 2024	$4,962	$1,014	$4,002	$7,017	$987	$17,982
Loan charge-offs	—	—	(1,119)	(45)	(318)	(1,482)
Recoveries collected	—	3	3	9	157	172
Credit loss(credit)/expense	(110)	(25)	1,078	181	127	1,251
ACL balance at June 30, 2024	$4,852	$992	$3,964	$7,162	$953	$17,923

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

Quantitative Analysis.  The Corporation has elected to use discounted cash flows.  Economic forecasts include but are not limited to unemployment, the Consumer Price Index, the Housing Affordability Index, and Gross State Product.  These forecasts are assumed to revert to the long-term average and are utilized in the model to estimate the probability of default and the loss given default is the estimated loss rate, which varies over time.  The estimated loss rate is applied within the appropriate periods in the cash flow model to determine the net present value.  Net present value is also impacted by assumption related to the duration between default and recovery.  The reserve is based on the difference between the summation of the principal balances taking amortized costs into consideration and the summation of the net present values.

The Corporation has elected to forecast out the first four quarters of the credit loss estimate and revert this forecast to long-term historical averages on a straight-line basis over eight quarters.  By reverting these modeling inputs to their historical average and considering loan/borrower specific attributes, our models are intended to yield a measurement of expected credit losses that reflects our average historical loss rates for periods subsequent to the reversion period.

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

The following tables present loan balances by year of origination and internally assigned risk rating for our portfolio segments for the periods presented:

(in thousands)	2025	2024	2023	2022	2021	2020 and Prior	Revolving	Total Portfolio Loans
June 30, 2025
Commercial real estate:
Non-owner-occupied
Pass	$21,725	$24,236	$35,894	$75,278	$28,318	$126,999	$2,433	$314,883
Special Mention	—	—	—	—	—	680	—	680
Substandard	—	—	—	—	—	2,638	—	2,638
Total non-owner occupied	21,725	24,236	35,894	75,278	28,318	130,317	2,433	318,201
Current period gross charge-offs	—	—	—	—	—	—	—	—
All other CRE
Pass	8,695	45,622	32,075	27,755	22,127	84,014	4,631	224,919
Special Mention	—	—	—	—	877	716	—	1,593
Substandard	—	926	—	—	1,726	2,752	600	6,004
Total all other CRE	8,695	46,548	32,075	27,755	24,730	87,482	5,231	232,516
Current period gross charge-offs	—	—	—	—	—	—	—	—
Acquisition and development:
1-4 family residential construction
Pass	2,305	13,922	772	—	—	—	2,792	19,791
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total acquisition and development	2,305	13,922	772	—	—	—	2,792	19,791
Current period gross charge-offs	—	—	—	—	—	—	—	—
All other A&D
Pass	8,130	24,381	11,878	6,472	1,677	10,005	16,388	78,931
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	27	188	215
Total all other A&D	8,130	24,381	11,878	6,472	1,677	10,032	16,576	79,146
Current period gross charge-offs	—	—	—	—	—	9	—	9
Commercial and industrial:
Pass	8,420	34,174	26,889	59,195	13,780	17,075	80,276	239,809
Special Mention	—	4,250	13,000	3,648	42	1,703	8,721	31,364
Substandard	24	112	—	1,192	673	6,526	1,784	10,311
Total commercial and industrial	8,444	38,536	39,889	64,035	14,495	25,304	90,781	281,484
Current period gross charge-offs	—	—	—	—	15	355	—	370
Residential mortgage:
Residential mortgage - term
Pass	14,679	36,812	69,078	90,624	74,375	160,865	1,118	447,551
Special Mention	—	—	—	672	784	494	—	1,950
Substandard	—	—	—	207	1,331	4,640	23	6,201
Total residential mortgage - term	14,679	36,812	69,078	91,503	76,490	165,999	1,141	455,702
Current period gross charge-offs	—	—	—	—	—	—	—	—
Residential mortgage - home equity
Pass	203	75	703	3,499	589	940	59,263	65,272
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	11	983	994
Total residential mortgage - home equity	203	75	703	3,499	589	951	60,246	66,266
Current period gross charge-offs	—	—	—	—	—	—	—	—
Consumer:
Pass	5,794	8,909	8,493	4,613	2,384	16,162	2,743	49,098
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	65	94	64	14	18	22	277
Total consumer	5,794	8,974	8,587	4,677	2,398	16,180	2,765	49,375
Current period gross charge-offs	99	40	142	10	86	22	—	399
Total Portfolio Loans
Pass	69,951	188,131	185,782	267,436	143,250	416,060	169,644	1,440,254
Special Mention	—	4,250	13,000	4,320	1,703	3,593	8,721	35,587
Substandard	24	1,103	94	1,463	3,744	16,612	3,600	26,640
Total Portfolio Loans	$69,975	$193,484	$198,876	$273,219	$148,697	$436,265	$181,965	$1,502,481
Current YTD Period:
Current period gross charge-offs	$99	$40	$142	$10	$101	$386	$—	$778

(in thousands)	2024	2023	2022	2021	2020	2019 and Prior	Revolving	Total Portfolio Loans
December 31, 2024
Commercial real estate:
Non-owner-occupied
Pass	$22,807	$23,454	$73,649	$28,941	$52,080	$89,977	$1,960	$292,868
Special Mention	—	—	—	—	706	—	—	706
Substandard	—	—	—	—	—	2,685	—	2,685
Total non-owner occupied	22,807	23,454	73,649	28,941	52,786	92,662	1,960	296,259
Current period gross charge-offs	—	—	—	—	—	—	—	—
All other CRE
Pass	42,855	32,599	29,951	24,073	16,842	72,630	4,535	223,485
Special Mention	—	—	—	—	199	—	—	199
Substandard	994	—	—	1,744	—	3,453	230	6,421
Total all other CRE	43,849	32,599	29,951	25,817	17,041	76,083	4,765	230,105
Current period gross charge-offs	—	—	—	—	—	—	—	—
Acquisition and development:
1-4 family residential construction
Pass	11,686	3,317	—	—	—	—	1,627	16,630
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total acquisition and development	11,686	3,317	—	—	—	—	1,627	16,630
Current period gross charge-offs	—	—	—	—	—	—	—	—
All other A&D
Pass	23,304	24,114	10,672	1,848	1,773	9,230	7,661	78,602
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	82	—	82
Total all other A&D	23,304	24,114	10,672	1,848	1,773	9,312	7,661	78,684
Current period gross charge-offs	—	—	—	—	—	—	—	—
Commercial and industrial:
Pass	35,898	29,786	65,663	17,558	6,777	13,758	75,440	244,880
Special Mention	4,250	13,000	3,500	—	1,842	—	9,084	31,676
Substandard	122	—	1,209	680	6,562	692	1,713	10,978
Total commercial and industrial	40,270	42,786	70,372	18,238	15,181	14,450	86,237	287,534
Current period gross charge-offs	465	—	125	892	41	87	—	1,610
Residential mortgage:
Residential mortgage - term
Pass	32,582	70,643	91,775	78,892	35,790	133,725	1,235	444,642
Special Mention	—	—	684	840	—	—	—	1,524
Substandard	—	—	60	1,054	—	4,923	39	6,076
Total residential mortgage - term	32,582	70,643	92,519	80,786	35,790	138,648	1,274	452,242
Current period gross charge-offs	—	—	—	—	—	30	—	30
Residential mortgage - home equity
Pass	171	803	3,948	696	361	622	59,307	65,908
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	33	12	620	665
Total residential mortgage - home equity	171	803	3,948	696	394	634	59,927	66,573
Current period gross charge-offs	—	—	15	—	—	—	—	15
Consumer:
Pass	11,132	10,945	6,312	3,525	1,091	16,593	2,833	52,431
Special Mention	—	—	—	—	—	—	—	—
Substandard	3	177	100	24	25	4	2	335
Total consumer	11,135	11,122	6,412	3,549	1,116	16,597	2,835	52,766
Current period gross charge-offs	204	314	109	64	23	655	—	1,369
Total Portfolio Loans
Pass	180,435	195,661	281,970	155,533	114,714	336,535	154,598	1,419,446
Special Mention	4,250	13,000	4,184	840	2,747	—	9,084	34,105
Substandard	1,119	177	1,369	3,502	6,620	11,851	2,604	27,242
Total Portfolio Loans	$185,804	$208,838	$287,523	$159,875	$124,081	$348,386	$166,286	$1,480,793
Current YTD Period:
Current period gross charge-offs	$669	$314	$249	$956	$64	$772	$—	$3,024

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past.

The following tables present loan balances by year of origination segregated by performing and non-performing loans for the periods presented:

(in thousands)	2025	2024	2023	2022	2021	2020 and Prior	Revolving	Total Portfolio Loans
June 30, 2025
Commercial real estate:
Non-owner-occupied
Performing	$21,725	$24,236	$35,894	$75,278	$28,318	$130,317	$2,433	$318,201
Nonperforming	—	—	—	—	—	—	—	—
Total non-owner occupied	21,725	24,236	35,894	75,278	28,318	130,317	2,433	318,201
All other CRE
Performing	8,695	46,548	32,075	27,755	24,730	87,404	5,231	232,438
Nonperforming	—	—	—	—	—	78	—	78
Total all other CRE	8,695	46,548	32,075	27,755	24,730	87,482	5,231	232,516
Acquisition and development:
1-4 family residential construction
Performing	2,305	13,922	772	—	—	—	2,792	19,791
Nonperforming	—	—	—	—	—	—	—	—
Total acquisition and development	2,305	13,922	772	—	—	—	2,792	19,791
All other A&D
Performing	8,130	24,381	11,878	6,472	1,677	10,005	16,576	79,119
Nonperforming	—	—	—	—	—	27	—	27
Total all other A&D	8,130	24,381	11,878	6,472	1,677	10,032	16,576	79,146
Commercial and industrial:
Performing	8,444	38,536	39,889	62,844	13,848	25,304	90,781	279,646
Nonperforming	—	—	—	1,191	647	—	—	1,838
Total commercial and industrial	8,444	38,536	39,889	64,035	14,495	25,304	90,781	281,484
Residential mortgage:
Residential mortgage - term
Performing	14,679	36,812	69,078	91,503	76,366	164,122	1,141	453,701
Nonperforming	—	—	—	—	124	1,877	—	2,001
Total residential mortgage - term	14,679	36,812	69,078	91,503	76,490	165,999	1,141	455,702
Residential mortgage - home equity
Performing	203	75	703	3,499	589	951	59,902	65,922
Nonperforming	—	—	—	—	—	—	344	344
Total residential mortgage - home equity	203	75	703	3,499	589	951	60,246	66,266
Consumer:
Performing	5,794	8,959	8,575	4,653	2,398	16,172	2,765	49,316
Nonperforming	—	15	12	24	—	8	—	59
Total consumer	5,794	8,974	8,587	4,677	2,398	16,180	2,765	49,375
Total Portfolio Loans
Performing	69,975	193,469	198,864	272,004	147,926	434,275	181,621	1,498,134
Nonperforming	—	15	12	1,215	771	1,990	344	4,347
Total Portfolio Loans	$69,975	$193,484	$198,876	$273,219	$148,697	$436,265	$181,965	$1,502,481

(in thousands)	2024	2023	2022	2021	2020	2019 and Prior	Revolving	Total Portfolio Loans
December 31, 2024
Commercial real estate:
Non-owner-occupied
Performing	$22,807	$23,454	$73,649	$28,941	$52,786	$92,662	$1,960	$296,259
Nonperforming	—	—	—	—	—	—	—	—
Total non-owner occupied	22,807	23,454	73,649	28,941	52,786	92,662	1,960	296,259
All other CRE
Performing	43,849	32,599	29,951	25,500	17,041	75,427	4,765	229,132
Nonperforming	—	—	—	317	—	656	—	973
Total all other CRE	43,849	32,599	29,951	25,817	17,041	76,083	4,765	230,105
Acquisition and development:
1-4 family residential construction
Performing	11,686	3,317	—	—	—	—	1,627	16,630
Nonperforming	—	—	—	—	—	—	—	—
Total acquisition and development	11,686	3,317	—	—	—	—	1,627	16,630
All other A&D
Performing	23,304	24,114	10,672	1,848	1,773	9,230	7,661	78,602
Nonperforming	—	—	—	—	—	82	—	82
Total all other A&D	23,304	24,114	10,672	1,848	1,773	9,312	7,661	78,684
Commercial and industrial:
Performing	40,270	42,786	69,180	17,592	15,181	14,450	86,237	285,696
Nonperforming	—	—	1,192	646	—	—	—	1,838
Total commercial and industrial	40,270	42,786	70,372	18,238	15,181	14,450	86,237	287,534
Residential mortgage:
Residential mortgage - term
Performing	32,582	70,643	92,519	80,661	35,790	136,184	1,259	449,638
Nonperforming	—	—	—	125	—	2,464	15	2,604
Total residential mortgage - term	32,582	70,643	92,519	80,786	35,790	138,648	1,274	452,242
Residential mortgage - home equity
Performing	171	803	3,948	696	361	634	59,810	66,423
Nonperforming	—	—	—	—	33	—	117	150
Total residential mortgage - home equity	171	803	3,948	696	394	634	59,927	66,573
Consumer:
Performing	11,135	11,008	6,378	3,549	1,116	16,543	2,835	52,564
Nonperforming	—	114	34	—	—	54	—	202
Total consumer	11,135	11,122	6,412	3,549	1,116	16,597	2,835	52,766
Total Portfolio Loans
Performing	185,804	208,724	286,297	158,787	124,048	345,130	166,154	1,474,944
Nonperforming	—	114	1,226	1,088	33	3,256	132	5,849
Total Portfolio Loans	$185,804	$208,838	$287,523	$159,875	$124,081	$348,386	$166,286	$1,480,793

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

The following tables present the amortized cost basis as of June 30, 2025 and the financial effect of loans modified to borrowers experiencing financial difficulty during the six- and three-month periods ended June 30, 2025 and 2024:

(in thousands)	Term Extension	Percentage of Total Loan Type	Weighted Average Term and Principal Payment Extension
Six months ended June 30, 2025
Owner-occupied commercial real estate	$874	0.38%	12 months
Commercial and industrial	24	0.01%	60 months
Total	$898

Six months ended June 30, 2024
Owner-occupied commercial real estate	$893	0.40%	12 months
Total	$893

(in thousands)	Term Extension	Percentage of Total Loan Type	Weighted Average Term and Principal Payment Extension
Three months ended June 30, 2025
Owner-occupied commercial real estate	$874	0.38%	12 months
Total	$874

Three months ended June 30, 2024
Owner-occupied commercial real estate	$893	0.40%	12 months
Total	$893

The Corporation monitors loan payments on performing and non-performing loans on an ongoing basis to determine if a loan is considered to have a payment default.  The borrowers for whom loan modifications were made in the six-month period ended June 30, 2025 have made all contractual payments.

If a modified loan with an outstanding balance of  $0.1 million or greater subsequently defaults and goes on non-accrual status, then the Corporation individually evaluates the loan when performing its estimate of current expected credit losses to calculate the ACL.  Upon determination that a modified loan (or a portion of a modified loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is charged off.  Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the ACL is adjusted by the same amount.

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

The fair value of investments available-for-sale is determined using a market approach. At June 30, 2025 and December 31, 2024, the U.S. Government agencies and treasuries, residential and commercial mortgage-backed securities, and municipal bonds segments were classified as Level 2 within the valuation hierarchy. Their fair values were determined based upon market-corroborated inputs and valuation matrices, which were obtained through third party data service providers or securities brokers through which we have historically transacted both purchases and sales of investment securities.

Equity investments not held for trading with readily determinable fair values consisted of money market mutual funds as of June 30, 2025 and are classified as Level 1 within the valuation hierarchy.  Their fair values were determined based upon daily published net asset values with which investors can freely redeem from the fund.

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

For assets measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2025 and December 31, 2024 were as follows:

		Fair Value Measurements at June 30, 2025 Using
		Quoted
		Prices in	Significant
	Assets	Active Markets	Other	Significant
	Measured at	for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
(in thousands)	06/30/25	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. treasuries	$4,014		$4,014
U.S. government agencies	$6,229		$6,229
Residential mortgage-backed agencies	$21,265		$21,265
Commercial mortgage-backed agencies	$30,151		$30,151
Collateralized mortgage obligations	$17,468		$17,468
Obligations of states and political subdivisions	$8,303		$8,303
Corporate bonds	$911		$911
Collateralized debt obligations	$15,241			$15,241
Equity investments not held for trading with readily determinable fair values	$1,008	$1,008
Financial derivatives	$266		$266
Non-recurring:
Equity investment	$4,088			$4,088
Other real estate owned	$176			$176

		Fair Value Measurements at December 31, 2024 Using
		Quoted
		Prices in	Significant
	Assets/(liabilities)	Active Markets	Other	Significant
	Measured at	for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
(in thousands)	12/31/24	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$6,115		$6,115
Residential mortgage-backed agencies	$20,196		$20,196
Commercial mortgage-backed agencies	$28,634		$28,634
Collateralized mortgage obligations	$17,726		$17,726
Obligations of states and political subdivisions	$6,209		$6,209
Corporate bonds	$896		$896
Collateralized debt obligations	$14,718			$14,718
Financial derivatives	$455		$455
Non-recurring:
Individually evaluated loans, net	$647			$647
Equity investment	$3,928			$3,928
Other real estate owned	$2,698			$2,698

Individually evaluated loans, with no valuation allowance, had a net carrying amount of $3.3 million and $4.4 million at June 30, 2025 and December 31, 2024, respectively.  Individually evaluated loans recorded at fair value at both June 30, 2025 and December 31, 2024 totaled $0.6 million, which was inclusive of $0.2 million in partial charge-offs recorded in the year ended December 31, 2024.

There were no transfers of assets between any of the fair value hierarchy for the six- or three-month periods ended June 30, 2025 or 2024.

For Level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2025 and December 31, 2024, the significant unobservable inputs used in the fair value measurements were as follows:

(in thousands)	Fair Value at June 30, 2025	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:
Investment securities – available for sale -CDO	$15,241	Discounted Cash Flow	Discount Margin	Range of low 300 to high 400

Non-recurring:
Equity investment	$4,088	Market Method	Revenue Multiples	2.8x

Other real estate owned (1)	$176	Market Comparable Properties	Marketability Discount	10.00%

(1)	Range would include discounts taken since appraisal and estimated values

(in thousands)	Fair Value at December 31, 2024	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:
Investment securities – available for sale -CDO	$14,718	Discounted Cash Flow	Discount Margin	Range of low to mid 300 and low 500

Non-recurring:
Individually Evaluated Loans	$647	Market Comparable Properties	Marketability Discount	N/A

Equity investment	$3,928	Market Method	Revenue Multiples	2.8x

Other real estate owned (1)	$2,698	Market Comparable Properties	Marketability Discount	5.0% to 15.0% (weighted avg 5.9%)

(1)	Range would include discounts taken since appraisal and estimated values

The following tables show a reconciliation of the beginning and ending balances for fair valued assets measured on a recurring basis using Level 3 significant unobservable inputs for the six- and three-month periods ended June 30, 2025 and 2024:

Fair Value Measurements
Using Significant Unobservable Inputs
(Level 3)
Investment Securities
(in thousands)	Available for Sale
Beginning balance January 1, 2025	$14,718
Total gains realized/unrealized:
Included in other comprehensive income	523
Ending balance June 30, 2025	$15,241

Fair Value Measurements
Using Significant Unobservable Inputs
(Level 3)
Investment Securities
(in thousands)	Available for Sale
Beginning balance January 1, 2024	$14,709
Total losses realized/unrealized:
Included in other comprehensive loss	(734)
Ending balance June 30, 2024	$13,975

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale
Beginning balance April 1, 2025	$14,697
Total gains realized/unrealized:
Included in other comprehensive income	544
Ending balance June 30, 2025	$15,241

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale
Beginning balance April 1, 2024	$14,886
Total losses realized/unrealized:
Included in other comprehensive loss	(911)
Ending balance June 30, 2024	$13,975

There were no gains or losses included in earnings attributable to the change in realized/unrealized gains or losses related to the assets for the six- or three-month periods ended June 30, 2025 or 2024.

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

The following tables present fair value information about financial instruments, whether or not recognized in the Consolidated Statement of Financial Condition, for which it is practicable to estimate that value. The actual carrying amounts and estimated fair values of the Corporation’s financial instruments that are included in the Consolidated Statement of Financial Condition are as follows:

	June 30, 2025		Fair Value Measurements
			Quoted
			Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$77,313	$77,313	$77,313
Interest bearing deposits in banks	1,800	1,800	1,800
Investment securities - AFS	103,582	103,582		$88,341	$15,241
Investment securities - HTM	174,951	148,496		146,784	1,712
Equity securities not held for trading with readily determinable fair values	1,008	1,008	1,008
Restricted bank stock	5,815	N/A
Loans, net	1,482,904	1,432,772			1,432,772
Financial derivatives	266	266		266
Accrued interest receivable	7,160	7,160		890	6,270
Financial Liabilities:
Deposits - non-maturity	1,417,096	1,417,096		1,417,096
Deposits - time deposits	197,111	195,746		195,746
Short-term borrowed funds	50,954	50,954		50,954
Long-term borrowed funds	120,929	120,240		120,240
Accrued interest payable	935	935		935

	December 31, 2024		Fair Value Measurements
			Quoted
			Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$77,020	$77,020	$77,020
Interest bearing deposits in banks	1,307	1,307	1,307
Investment securities - AFS	94,494	94,494		$79,776	$14,718
Investment securities - HTM	175,497	144,760		142,954	1,806
Restricted bank stock	5,768	N/A
Loans, net	1,462,181	1,421,600			1,421,600
Financial derivative	455	455		455
Accrued interest receivable	7,473	7,473		827	6,646
Financial Liabilities:
Deposits - non-maturity	1,431,662	1,431,662		1,431,662
Deposits - time deposits	143,167	141,698		141,698
Short-term borrowed funds	65,409	65,409		65,409
Long-term borrowed funds	120,929	119,586		119,586
Accrued interest payable	489	489		489

Note 7 – Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive loss for the six- and three-month periods ended June 30, 2025 and 2024:

	Investment
	securities-
	with credit	Investment
	related	securities-	Investment
	impairment	all other	securities-	Cash Flow	Pension
(in thousands)	AFS	AFS	HTM	Hedge	Plan	SERP	Total
Accumulated OCL, net:
Balance - January 1, 2025	$(2,592)	$(13,792)	$(4,696)	$372	$(9,723)	$183	$(30,248)
Other comprehensive income/(loss) before reclassifications	6	1,357	—	(85)	(1,562)	—	(284)
Amounts reclassified from accumulated other comprehensive income	(37)	—	113	—	97	—	173
Balance - March 31, 2025	$(2,623)	$(12,435)	$(4,583)	$287	$(11,188)	$183	$(30,359)
Other comprehensive income/(loss) before reclassifications	365	356	—	(64)	1,545	—	2,202
Amounts reclassified from accumulated other comprehensive income	(37)	—	120	—	97	—	180
Balance - June 30, 2025	$(2,295)	$(12,079)	$(4,463)	$223	$(9,546)	$183	$(27,977)
	Investment
	securities-
	with credit	Investment
	related	securities-	Investment
	impairment	all other	securities-	Cash Flow	Pension
(in thousands)	AFS	AFS	HTM	Hedge	Plan	SERP	Total
Balance - January 1, 2024	$(2,482)	$(13,217)	$(5,201)	$569	$(14,263)	$(1,233)	$(35,827)
Other comprehensive income/(loss) before reclassifications	155	(459)	—	54	1,096	—	846
Amounts reclassified from accumulated other comprehensive income	(37)	—	118	—	149	29	259
Balance - March 31, 2024	$(2,364)	$(13,676)	$(5,083)	$623	$(13,018)	$(1,204)	$(34,722)
Other comprehensive (loss)/income before reclassifications	(620)	(528)	—	(51)	(396)	-	(1,595)
Amounts reclassified from accumulated other comprehensive loss	(40)	—	118	—	150	29	257
Balance - June 30, 2024	$(3,024)	$(14,204)	$(4,965)	$572	$(13,264)	$(1,175)	$(36,060)

The following tables present the components of other comprehensive income/(loss) for the six- and three-month periods ended June 30, 2025 and 2024:

	Before	Tax
Components of Other Comprehensive Income	Tax	(Expense)
(in thousands)	Amount	Benefit	Net
For the six months ended June 30, 2025
Available for sale (AFS) securities with credit related impairment:
Unrealized holding gains	$506	$(135)	$371
Less: accretable yield recognized in income	101	(27)	74
Net unrealized gains on investments with credit related impairment	405	(108)	297
Available for sale securities – all other:
Unrealized holding gains	2,334	(621)	1,713
Held to maturity securities:
Unrealized holding gains on securities transferred to held to maturity	—	—	—
Less: amortization recognized in income	(317)	84	(233)
Net unrealized gains on HTM securities	317	(84)	233
Cash flow hedges:
Unrealized holding losses	(189)	40	(149)
Pension Plan:
Unrealized net actuarial losses	(23)	6	(17)
Less: amortization of unrecognized gains	(265)	71	(194)
Net pension plan asset adjustment	242	(65)	177
Other comprehensive income	$3,109	$(838)	$2,271

	Before	Tax
Components of Other Comprehensive Loss	Tax	(Expense)
(in thousands)	Amount	Benefit	Net
For the six months ended June 30, 2024
Available for sale (AFS) securities with credit related impairment:
Unrealized holding losses	$(633)	$168	$(465)
Less: accretable yield recognized in income	101	(24)	77
Net unrealized losses on investments with credit related impairment	(734)	192	(542)
Available for sale securities – all other:
Unrealized holding losses	(1,341)	354	(987)
Held to maturity securities:
Unrealized holding gains on securities transferred to held to maturity	—	—	—
Less: amortization recognized in income	(320)	84	(236)
Net unrealized gains on HTM securities	320	(84)	236
Cash flow hedges:
Unrealized holding gains	4	(1)	3
Pension Plan:
Unrealized net actuarial gains	951	(251)	700
Less: amortization of unrecognized losses	(406)	107	(299)
Net pension plan asset adjustment	1,357	(358)	999
SERP:
Unrealized net actuarial gains	—	—	—
Less: amortization of unrecognized loss	(78)	20	(58)
Net SERP liability adjustment	78	(20)	58
Other comprehensive loss	$(316)	$83	$(233)

Components of Other Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the three months ended June 30, 2025
Available for sale (AFS) securities with credit related impairment:
Unrealized holding gains	$498	$(133)	$365
Less: accretable yield recognized in income	51	(14)	37
Net unrealized gains on investments with credit related impairment	447	(119)	328
Available for sale securities – all other:
Unrealized holding gains	485	(129)	356
Net unrealized gains on all other AFS securities	485	(129)	356
Held to maturity securities:
Unrealized holding gains	—	—	—
Less: amortization recognized in income	(163)	43	(120)
Net unrealized gains on HTM securities	163	(43)	120
Cash flow hedges:
Unrealized holding losses	(81)	17	(64)
Pension Plan:
Unrealized net actuarial gains	2,105	(560)	1,545
Less: amortization of unrecognized loss	(133)	36	(97)
Net pension plan liability adjustment	2,238	(596)	1,642
Other comprehensive income	$3,252	$(870)	$2,382

Components of Other Comprehensive Loss (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the three months ended June 30, 2024
Available for sale (AFS) securities with credit related impairment:
Unrealized holding losses	$(843)	$223	$(620)
Less: accretable yield recognized in income	51	(11)	40
Net unrealized losses on investments with credit related impairment	(894)	234	(660)
Available for sale securities – all other:
Unrealized holding losses	(717)	189	(528)
Net unrealized losses on all other AFS securities	(717)	189	(528)
Held to maturity securities:
Unrealized holding gains	—	—	—
Less: amortization recognized in income	(160)	42	(118)
Net unrealized gains on HTM securities	160	(42)	118
Cash flow hedges:
Unrealized holding losses	(69)	18	(51)
Pension Plan:
Unrealized net actuarial loss	(538)	142	(396)
Less: amortization of unrecognized loss	(203)	53	(150)
Net pension plan liability adjustment	(335)	89	(246)
SERP:
Unrealized net actuarial loss	—	—	—
Less: amortization of unrecognized gains	(39)	10	(29)
Net SERP liability adjustment	39	(10)	29
Other comprehensive loss	$(1,816)	$478	$(1,338)

The following table presents the details of amounts reclassified from accumulated other comprehensive (loss)/income for the six- and three-month periods ended June 30, 2025 and 2024:

Amounts Reclassified from	Six Months Ended
Accumulated Other Comprehensive Loss	June 30,		Affected Line Item in the Statement

(in thousands)	2025	2024	Where Net Income is Presented
Net unrealized gains on available for sale investment securities with credit related impairment:
Accretable yield	$101	$101	Interest income on taxable investment securities
Taxes	(27)	(24)	Credit for income tax expense
	$74	$77	Net of tax
Net unrealized losses on held to maturity securities:
Amortization	$(317)	$(320)	Interest income on taxable investment securities
Taxes	84	84	Provision for income tax expense
	$(233)	$(236)	Net of tax
Net pension plan asset adjustment:
Amortization of unrecognized losses	$(265)	$(406)	Other Expense
Taxes	71	107	Provision for income tax expense
	$(194)	$(299)	Net of tax
Net SERP liability adjustment:
Amortization of unrecognized losses	$—	$(78)	Other Expense
Taxes	—	20	Provision for income tax expense
	$—	$(58)	Net of tax
Total reclassifications for the period	$(353)	$(516)	Net of tax

Amounts Reclassified from	Three Months Ended
Accumulated Other Comprehensive Loss	June 30,		Affected Line Item in the Statement
(in thousands)	2025	2024	Where Net Income is Presented
Net unrealized gains on available for sale investment securities with credit related impairment:
Accretable yield	$51	$51	Interest income on taxable investment securities
Taxes	(14)	(11)	Credit for income tax expense
	$37	$40	Net of tax
Net unrealized losses on held to maturity securities:
Amortization	$(163)	$(160)	Interest income on taxable investment securities
Taxes	43	42	Provision for income tax expense
	$(120)	$(118)	Net of tax
Net pension plan liability adjustment:
Amortization of unrecognized losses	$(133)	$(203)	Other expense
Taxes	36	53	Provision for income tax expense
	$(97)	$(150)	Net of tax
Net SERP liability adjustment:
Amortization of unrecognized losses	$—	$(39)	Other expense
Taxes	—	10	Provision for income tax expense
	$—	$(29)	Net of tax
Total reclassifications for the period	$(180)	$(257)	Net of tax

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

Pursuant to First United Corporation’s director compensation policy, each director receives an annual retainer of 1,000 shares of First United Corporation common stock, plus $15,000 to be paid, at the director’s election, in cash or additional shares of common stock.   In May 2025, a total of 11,692 fully vested shares of common stock were issued to directors, which had a grant date fair value of $31.52 per share.  In May 2024, a total of 14,325 fully vested shares of common stock were issued to directors, which had a grant date fair value of $21.94 per share.  Director stock compensation was $166,185 and $134,964 for the six-month periods ending June 30, 2025 and 2024, respectively.  Director stock compensation expense was $87,613 and $73,027 for the three-month periods ended June 30, 2025 and 2024, respectively.

Employee stock compensation was $18,596 and $5,757 for the six-month periods ended June 30, 2025 and 2024, respectively.  Employee stock compensation expense was $3,029 and $699 for the three-month periods ended June 30, 2025 and 2024, respectively.

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

In May 2021, the Corporation granted performance-vesting RSUs relating to 7,389 shares (target) and time-vesting RSUs relating to 3,693 shares, which had a grant date fair market value of $17.93 per share of common stock underlying each RSU.  The performance period for the performance-vesting RSUs was the three-year period ended December 31, 2023.  On March 9, 2024, it was determined that 7,389 performance-vesting RSUs failed to vest.  The time-vesting RSUs vested ratably over a three-year period that began on May 5, 2021. On May 5, 2022, 1,230 shares underlying the time-vesting RSUs were issued to participants.  On May

5, 2023, 1,230 additional shares underlying the time-vesting RSUs were issued to participants.  On May 5, 2024, the remaining 1,233 shares underlying the time-vesting RSUs were issued to participants.  Stock compensation expense was $7,365 for the six-month period ended June 30, 2024.  Stock compensation expense was $1,841 for the three-month period ended June 30, 2024.   All compensation expense related to these RSUs was recognized as of June 30, 2024.

In March 2022, the Corporation granted performance-vesting RSUs relating to 8,096 shares (target) and time-vesting RSUs relating to 6,238 shares, which had a grant date fair market value of $21.88 per share of common stock underlying each RSU.  The performance period for the performance-vesting RSUs was the three-year period ended December 31, 2024.  The time-vesting RSUs vested ratably over a three-year period that began on March 9, 2022.  On March 9, 2023, 2,079 shares underlying the time-vesting RSUs were issued to participants. On March 9, 2024, 2,079 additional shares underlying the time-vesting RSUs were issued to participants.  On March 9, 2025, the remaining 2,080 shares underlying the RSUs were issued to participants.  In the third quarter of 2024, it was projected that the performance-vesting RSUs would not be satisfied, and the stock compensation expense was adjusted accordingly.  Stock compensation expense was $26,145 and $55,290 for the six-month periods ended June 30, 2025 and 2024, respectively.  Stock compensation expense was $0 and $26,145 for each of the three-month periods ended June 30, 2025 and 2024, respectively.  All compensation expense related to these RSUs were recognized as of June 30, 2025.

In March 2023, the Corporation granted performance-vesting RSUs relating to 10,214 shares (target) and time-vesting RSUs relating to 7,920 shares, which had a grant date fair market value of $18.25 per share of common stock underlying each RSU.  The performance period for the performance-vesting RSUs is the three-year period ending December 31, 2025.  The time-vesting RSUs will vest ratably over a three-year period that began on March 15, 2023.  On March 15, 2024, 2,639 shares underlying the time-vesting RSUs were issued to participants.  On March 15, 2025, 2,639 shares underlying the time-vesting RSUs were issued to participants.  Stock compensation expense was $55,170 for both the six-month periods ended June 30, 2025 and 2024.  Stock compensation expense was $27,585 for both of the three-month periods ended June 30, 2025 and 2024.  Unrecognized compensation expense related to these RSUs that have not vested was $82,755 as of June 30, 2025.

In May 2024, the Corporation granted performance-vesting RSUs relating to 8,593 shares (target) and time-vesting RSUs relating to 6,662 shares, which had a grant date fair market value of $22.26 per share of common stock underlying each RSU.  The performance period for the performance-vesting RSUs is the three-year period ending December 31, 2026.  The time-vesting RSUs will vest ratably over a three-year period that began on May 20, 2024.  On May 20, 2025, 2,219 shares of the 6,602 time-vesting RSUs were issued to participants.  Stock compensation expense was $56,628 and $9,438 for the six-month periods ended June 30, 2025 and 2024, respectively.  Stock compensation expense was $28,314 and $9,438 for the three-month period ended June 30, 2025 and 2024, respectively.  Unrecognized compensation expense related to these RSUs that have not vested was $217,074 as of June 30, 2025.

In February 2025, the Corporation granted performance-vesting RSUs relating to 6,006 shares (target) and time-vesting RSUs relating to 4,797 shares, which had a grant date fair market value of $37.59 per share of common stock underlying each RSU.  The performance period for the performance-vesting RSUs is the three-year period ending December 31, 2027.  The time-vesting RSUs will vest ratably over a three-year period beginning on February 25, 2025.  Stock compensation expense was $45,147 for the six-month period ended June 30, 2025.  Stock compensation expense was $33,860 for the three-month period ended June 30, 2025.  Unrecognized compensation expense related to these RSUs that have not vested was $361,176 as of June 30, 2025.

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

In March 2016, the Corporation entered into four interest rate swap contracts totaling $30.0 million notional amount, hedging future cash flows associated with floating rate trust preferred debt. As of June 30, 2025, $15.0 million notional amount remains.   The interest rate swap creates an effective fixed interest rate of 4.66% on the $15.0 million notional amount of the Corporation’s junior subordination debt until the interest rate swap’s maturity in March 2026.  The fair value of the interest rate swap contracts was $0.3 million and $0.5 million at June 30, 2025 and December 31, 2024, respectively.

For the six-month period ended June 30, 2025, a $189,000 decrease in the aggregate value of the derivatives and $40,000 in related deferred tax benefits were recorded in net accumulated other comprehensive income to reflect the effective portion of cash flow hedges.  This compares to a $4,000 increase in value and related deferred taxes of $1,000 for the six-month period ended June 30, 2024.  For the three-month period ended June 30, 2025, a $81,000 decrease in the aggregate value of the derivatives and $17,000 in related deferred tax benefits were recorded in net accumulated other comprehensive income to reflect the effective portion of cash flow hedges.  This compares to a $69,000 decrease in the aggregate value of the derivatives and $18,000 in related deferred tax benefits for the three-month period ended June 30, 2024.  ASC Subtopic 815-30 requires the net accumulated other comprehensive income/(loss) to be reclassified to earnings if the hedge becomes ineffective or is terminated. There was no hedge ineffectiveness recorded for any of the six- or three-month periods ended June 30, 2025 or 2024. The Corporation does not expect any material losses relating to these hedges to be reclassified into earnings within the next 12 months.

Interest rate swap agreements are entered into with counterparties that meet established credit standards, and the Corporation believes that the credit risk inherent in these contracts is not significant as of June 30, 2025.

The table below discloses the impact of derivative financial instruments on the Corporation’s Consolidated Financial Statements for the six- and three-month periods ended June 30, 2025 and 2024.

Derivative in Cash Flow Hedging Relationships
			Amount of gain or
			(loss) recognized in
	Amount of (loss) or	Amount of gain or	income or derivative
	gain recognized in	(loss) reclassified from	(ineffective portion
	OCI on derivative	accumulated OCI into	and amount excluded
	(effective portion),	income (effective	from effectiveness
(in thousands)	net of tax	portion) (a)	testing) (b)
Interest rate contracts:
Six months ended:
June 30, 2025	$(149)	$—	$—
June 30, 2024	3	—	—
Three months ended:
June 30, 2025	$(64)	$—	$—
June 30, 2024	(51)	—	—

Notes:

(a)	Reported as interest expense
(b)	Reported as other income

Note 10 – Regulatory Capital Requirements

The following table presents the Bank’s capital ratios as of June 30, 2025 and December 31, 2024.

	June 30, 2025	December 31, 2024	Required for Capital Adequacy Purposes	Required to be Well Capitalized
Total Capital (to risk-weighted assets)	14.99%	14.59%	8.00%	10.00%
Tier 1 Capital (to risk-weighted assets)	13.74%	13.35%	6.00%	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)	13.74%	13.35%	4.50%	6.50%
Tier 1 Capital (to average assets)	10.87%	10.70%	4.00%	5.00%

As of June 30, 2025 and December 31, 2024, the Bank was considered “well capitalized” under the regulatory framework for prompt corrective action.

Note 11 – Deposits

The following table summarizes deposits at June 30, 2025 and December 31, 2024.

(in thousands)	June 30, 2025		December 31, 2024
	Balance	Percent	Balance	Percent
Non-Interest-bearing deposits:	$425,784	26%	$426,737	27%
Interest-bearing deposits:
Demand	347,752	22%	386,803	25%
Money market-retail	476,917	30%	447,149	28%
Money market- brokered	6	0%	1	0%
Savings deposits	166,637	10%	170,972	11%
Time deposits- retail	147,111	9%	143,167	9%
Time deposits- brokered	50,000	3%	—	—
Total Deposits	$1,614,207	100%	$1,574,829	100%

Note 12 – Borrowed Funds

The following is a summary of borrowings at June 30, 2025 and December 31, 2024:

(in thousands)	June 30, 2025	December 31, 2024
Short-term borrowings:
Securities sold under agreements to repurchase:
Outstanding at end of period	$21,812	$15,409
Weighted average interest rate at end of period	0.17%	0.24%
Maximum amount outstanding as of any month end	$21,812	$44,415
Average amount outstanding	$18,609	$29,805
Approximate weighted average rate during the period	0.22%	0.26%
Overnight borrowings, weighted average interest rate of 4.50% at June 30, 2025 and December 31, 2024	$29,142	$50,000
Long-term borrowings:
FHLB advances, bearing fixed interest rate ranging from 3.84% to 4.04% at June 30, 2025 and December 31, 2024.	$90,000	$90,000
Junior subordinated debt, bearing variable interest rate of 7.32% at June 30, 2025 and 7.36% at December 31, 2024	30,929	30,929
Total borrowings outstanding	$171,883	$186,338

At June 30, 2025, the repurchase agreements were secured by $28.3 million in investment securities issued by government related agencies.  A minimum of 102% of fair value is pledged against account balances.

The following table presents contractual maturities of long-term borrowings outstanding at June 30, 2025 and December 31, 2024:

	June 30, 2025			December 31, 2024
(in thousands)	Fixed Rate	Floating Rate	Total	Fixed Rate	Floating Rate	Total
Due in 2025	$25,000	$—	$25,000	$25,000	$—	$25,000
Due in 2026	65,000	—	65,000	65,000	—	65,000
Thereafter	—	30,929	30,929	—	30,929	30,929
Total long-term debt	$90,000	$30,929	$120,929	$90,000	$30,929	$120,929

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

Business activity for the operating segments is as follows:

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

Financial results by operating segment, including significant expense categories provided to the CODM are detailed below.  Certain prior period amounts have been reclassified to conform to the current presentation.  The Trust and Investment Services segment excludes off-balance-sheet assets under management with a total fair value of $1.7 billion at both June 30, 2025 and December 31 2024.

Total assets of each operating segment at Jun 30, 2025 and December 31, 2024 were as follows:

	Community	Wealth
	Banking	Management	Total
Total assets as of June 30, 2025	$2,007,120	$351	$2,007,471

Total assets as of December 31, 2024	$1,972,513	$509	$1,973,022

Information for the operating segments for the six- and three-month periods ended June 30, 2025 and 2024 is presented in the following tables:

	Six Months Ended
	June 30, 2025

	Community	Wealth
(in thousands)	Banking	Management	Total
Interest income	$48,933	$—	$48,933
Interest expense	16,210	—	16,210
Net interest income	32,723	—	32,723
Credit loss expense	1,516	—	1,516
Net interest income after credit loss expense	31,207	—	31,207
Other operating income:
Net gains on sales of residential mortgages	238	—	238
Service charges on deposit accounts	1,124	—	1,124
Other service charges	420	—	420
Trust department income	—	4,709	4,709
Debit card income	1,904	—	1,904
Brokerage commissions	—	791	791
Other segment income (1)	814	—	814
Total other operating income	4,500	5,500	10,000
Other operating expenses:
Salaries and employee benefits	12,397	2,253	14,650
Equipment and occupancy	2,457	50	2,507
Data processing	2,908	195	3,103
FDIC premiums	512	—	512
Other segment expenses (2)	4,540	238	4,778
Total operating expenses	22,814	2,736	25,550
Income before income taxes and intercompany fees	12,893	2,764	15,657
Intercompany management fee income/(expense)	6	(6)	—
Income before income taxes	12,899	2,758	15,657
Income tax expense	3,287	580	3,867
Net income	$9,612	$2,178	$11,790
Significant noncash items
Credit loss expense	$1,516	$—	$1,516
Depreciation	1,302	9	1,311
Amortization of intangible assets	60	104	164

(1) Other segment income includes bank owned life insurance income, and miscellaneous income.

(2) Other segment expenses include professional services, contract labor, telephone, investor relations, contributions, net other real estate owned (“OREO”) expense/(income), and miscellaneous expenses.

	Six Months Ended
	June 30, 2024

	Community	Wealth
(in thousands)	Banking	Management	Total
Interest income	$45,011	$—	$45,011
Interest expense	15,961	—	15,961
Net interest income	29,050	—	29,050
Credit loss expense	2,140	—	2,140
Net interest income after credit loss expense	26,910	—	26,910
Other operating income:
Net gains on sales of residential mortgages	141	—	141
Service charges on deposit accounts	1,112	—	1,112
Other service charges	440	—	440
Trust department income	—	4,443	4,443
Debit card income	1,931	—	1,931
Brokerage commissions	—	857	857
Other segment income (1)	792	—	792
Total other operating income	4,416	5,300	9,716
Other operating expenses:
Salaries and employee benefits	12,250	2,163	14,413
Equipment and occupancy	3,124	40	3,164
Data processing	2,561	179	2,740
FDIC premiums	554	—	554
Other segment expenses (2)	4,120	254	4,374
Total operating expenses	22,609	2,636	25,245
Income before income taxes and intercompany fees	8,717	2,664	11,381
Intercompany management fee income/(expense)	6	(6)	—
Income before income taxes	8,723	2,658	11,381
Income tax expense	2,210	559	2,769
Net income	$6,513	$2,099	$8,612
Significant noncash items
Credit loss expense	$2,140	$—	$2,140
Depreciation	1,931	21	1,952
Amortization of intangible assets	60	105	165

(1) Other segment income includes bank owned life insurance income, and miscellaneous income.

(2) Other segment expenses include professional services, contract labor, telephone, investor relations, contributions, net OREO expense/(income), and miscellaneous expenses.

	Three Months Ended
	June 30, 2025

	Community	Wealth
(in thousands)	Banking	Management	Total
Interest income	$24,871	$—	$24,871
Interest expense	8,164	—	8,164
Net interest income	16,707	—	16,707
Credit loss expense	860	—	860
Net interest income after credit loss expense	15,847	—	15,847
Other operating income:
Net gains on sales of residential mortgages	146	—	146
Service charges on deposit accounts	577	—	577
Other service charges	214	—	214
Trust department income	—	2,386	2,386
Debit card income	983	—	983
Brokerage commissions	—	370	370
Other segment income (1)	410	—	410
Total other operating income	2,330	2,756	5,086
Other operating expenses:
Salaries and employee benefits	6,150	1,169	7,319
Equipment and occupancy	1,215	25	1,240
Data processing	1,500	100	1,600
FDIC premiums	267	—	267
Other segment expenses (2)	2,437	111	2,548
Total operating expenses	11,569	1,405	12,974
Income before income taxes and intercompany fees	6,608	1,351	7,959
Intercompany management fee income/(expense)	3	(3)	—
Income before income taxes	6,611	1,348	7,959
Income tax expense	1,692	283	1,975
Net income	$4,919	$1,065	$5,984
Significant noncash items
Credit loss expense	$860	$—	$860
Depreciation	646	9	655
Amortization of intangible assets	30	52	82

(1) Other segment income includes bank owned life insurance income, and miscellaneous income.

(2) Other segment expenses include professional services, contract labor, telephone, investor relations, contributions, net OREO expense/(income), and miscellaneous expenses.

	Three Months Ended
	June 30, 2024

	Community	Wealth
(in thousands)	Banking	Management	Total
Interest income	$23,113	$—	$23,113
Interest expense	7,875	—	7,875
Net interest income	15,238	—	15,238
Credit loss expense	1,194	—	1,194
Net interest income after credit loss expense	14,044	—	14,044
Other operating income:
Net gains on sales of residential mortgages	59	—	59
Service charges on deposit accounts	556	—	556
Other service charges	225	—	225
Trust department income	—	2,255	2,255
Debit card income	999	—	999
Brokerage commissions	—	362	362
Other segment income (1)	385	—	385
Total other operating income	2,224	2,617	4,841
Other operating expenses:
Salaries and employee benefits	6,136	1,120	7,256
Equipment and occupancy	1,259	28	1,287
Data processing	1,342	80	1,422
FDIC premiums	285	—	285
Other segment expenses (2)	1,993	121	2,114
Total operating expenses	11,015	1,349	12,364
Income before income taxes and intercompany fees	5,253	1,268	6,521
Intercompany management fee income/(expense)	3	(3)	—
Income before income taxes	5,256	1,265	6,521
Income tax expense	1,341	266	1,607
Net income	$3,915	$999	$4,914
Significant noncash items
Credit loss expense	$1,194	$—	$1,194
Depreciation	834	10	844
Amortization of intangible assets	30	52	82

(1) Other segment income includes bank owned life insurance income, and miscellaneous income.

(2) Other segment expenses include professional services, contract labor, telephone, investor relations, contributions, net OREO expense/(income), and miscellaneous expenses.

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

FIRST UNITED CORPORATION

First United Corporation is a Maryland corporation chartered in 1985 and a financial holding company registered with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended, that elected financial holding company status in 2021.  The Corporation’s primary business is serving as the parent company of First United Bank & Trust, a Maryland trust company (the “Bank”), First United Statutory Trust I (“Trust I”) and First United Statutory Trust II (“Trust II” and together with Trust I, “the Trusts”), both Connecticut statutory business trusts.  The Trusts were formed for the purpose of selling trust preferred securities that qualified as Tier 1 capital.  The Bank has two consumer finance company subsidiaries- OakFirst Loan Center, Inc., a West Virginia corporation, and OakFirst Loan Center, LLC, a Maryland limited liability company – and two subsidiaries that it uses to hold real estate acquired through foreclosure or by deed in lieu of foreclosure – First OREO Trust, a Maryland statutory trust, and FUBT OREO I, LLC, a Maryland limited liability company (“OREO I”).  OREO I was dissolved on July 1, 2025.  In addition, the Bank owns 99.9% of the limited partnership interests in Liberty Mews Limited Partnership, a Maryland limited partnership formed for the purpose of acquiring, developing and operating low-income housing units in Garrett County, Maryland, and a 99.9% non-voting membership interest in MCC FUBT Fund, LLC, an Ohio limited liability company formed for the purpose of acquiring, developing and operating low-income housing units in Allegany County, Maryland.

At June 30, 2025, the Corporation’s total assets were $2.0 billion, net loans were $1.5 billion, and deposits were $1.6 billion. Shareholders’ equity at June 30, 2025 was $191.1 million.

We maintain an Internet site at www.mybank.com on which we make available, free of charge, First United Corporation’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC.

RESULTS OF OPERATIONS

Overview

Consolidated net income was $6.0 million for the second quarter of 2025, or $0.92 per basic and diluted share, compared to $4.9 million, or $0.75 per basic and diluted share, for the second quarter of 2024.  Net income for the first six months of 2025 was $11.8 million, or $1.82 per basic share and $1.81 per diluted common share, compared to $8.6 million, or $1.31 per basic and diluted share, for the same period of 2024.

The $1.1 million increase in quarterly net income when compared to the second quarter of 2024 was primarily driven by a $1.5 million increase in net interest income, a $0.3 million decrease in provision for credit loss, and a $0.2 million increase in non-interest income, partially offset by increases in non-interest expense of $0.6 million and income tax expense of $0.4 million.  Comparing the second quarter of 2025 to the same period of 2024, interest and fees on loans increased by $2.1 million due to from the repricing of adjustable-rate loans and growth in our loan portfolio.  Interest expense increased by $0.3 million when comparing year-over-year quarterly expense as increased funding was offset by reductions in deposit rates and borrowing costs.

Comparing the six months ended June 30, 2025 to the six months ended June 30, 2024, net interest income, on a non-GAAP, fully taxable equivalent (“FTE”) basis, increased by $3.7 million.  Interest income increased by $3.9 million and was driven by an increase of $4.6 million on interest and fees on loans as average loan balances increased by $74.7 million and the overall yield increased by 36 basis points in correlation with upward repricing of adjustable-rate loans.  Interest expense on deposits increased by $0.8 million as the average deposit balances increased by $75.3 million, driven by increases of $4.8 million in demand deposit accounts, $76.6 million in money market balances and $15.9 million in brokered time deposits, partially offset by decreases in savings balances of $16.1 million and $6.1 million in retail time deposits.  Interest expense on short-term borrowings decreased by $0.9 million due to the Bank’s utilization of the Bank Term Funding Program (the “BTFP”) in 2024 and subsequent repayment late in the third quarter of 2024.

Other operating income, including net gains, for the second quarter of 2025 increased by $0.2 million when compared to the same period of 2024.  This increase was driven by a $0.1 million increase in wealth management income, reflecting higher market valuations and expanded relationships with both new and existing clients.   Additionally, gains on sales of residential mortgages increased by $0.1 million due to growth in production year-over-year.

Other operating income for the six months ended June 30, 2025 increased by $0.3 million when compared to the same period of 2024.  This was attributable to a $0.2 million increase in wealth management income, driven by improving market conditions, increased annuity sales and growth in new and existing customer relationships.  Gains on sales of residential mortgages increased by $0.1 million.  Service charge and debit card income were both stable when comparing the first six months of 2025 to the same period of 2024.

Operating expenses increased by $0.6 million in the second quarter of 2025 when compared to the second quarter of 2024.  Net other real estate owned (“OREO”) expenses increased by $0.2 million due to a $0.1 million gain on the sale of OREO property in the second quarter of 2024 and an increase in costs associated with one OREO property in the second quarter of 2025.  Data processing fees increased by $0.2 million and professional services expenses increased by $0.1 million.  Salaries and employee benefits increased by $0.1 million due to a $0.3 million increase in salary expense related to normal merit increases effective April 1, 2025, partially offset by decreases in employee life and health insurance expense due to reduced health claims.

For the six months ended June 30, 2025, non-interest expense increased by $0.3 million when compared to the six months ended June 30, 2024.  Salaries and employee benefits increased by $0.2 million due to normal merit increases effective April 1, 2025, increases in stock compensation expense as a result of increased stock prices and 401K expenses offset by reduced life and health insurance costs related to reduced claims in 2025.   Net OREO expenses increased by $0.2 million due to a $0.1 million gain on the sale of OREO in 2024 as well as one-time expense associated with an OREO property recorded in the second quarter of 2025, increases of $0.1 million in marketing and professional services and an increase in data processing expenses of $0.4 million.   These increases were partially offset by a $0.7 million decrease in occupancy and equipment expenses related to accelerated depreciation expense recognized in the first quarter of 2024 related to branch closures.

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

The tables below summarize net interest income for the six- and three-month periods ended June 30, 2025 and 2024.

	Non-GAAP		GAAP
	Six Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Interest income	$49,036	$45,126	$48,933	$45,011
Interest expense	16,210	15,961	16,210	15,961
Net interest income	$32,826	$29,165	$32,723	$29,050
Net interest margin %	3.61%	3.31%	3.60%	3.29%

	Three Months Ended		Three Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Interest income	$24,925	$23,171	$24,871	$23,113
Interest expense	8,164	7,875	8,164	7,875
Net interest income	$16,761	$15,296	$16,707	$15,238
Net interest margin %	3.65%	3.49%	3.64%	3.47%

The following tables set forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the six- and three-month periods ended June 30, 2025 and 2024:

	Six Months Ended
	June 30,
	2025			2024
	Average		Average	Average		Average
(in thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Loans	$1,486,334	$44,072	5.98%	$1,411,619	$39,471	5.62%
Investment Securities:
Taxable	284,612	3,539	2.51%	281,524	3,441	2.46%
Non-taxable	6,977	182	5.26%	7,803	189	4.87%
Total	291,589	3,721	2.57%	289,327	3,630	2.52%
Federal funds sold	46,213	1,012	4.42%	65,251	1,795	5.53%
Interest-bearing deposits with other banks	3,174	35	2.22%	1,352	49	7.29%
Other interest-earning assets	5,795	196	6.82%	4,248	181	8.57%
Total earning assets	1,833,105	49,036	5.39%	1,771,797	45,126	5.12%
Allowance for loan losses	(18,550)			(17,940)
Non-earning assets	174,298			201,873
Total Assets	$1,988,853			$1,955,730
Liabilities and Shareholders’ Equity
Deposits
Interest-bearing demand deposits	$366,170	$3,173	1.75%	$361,358	$2,937	1.63%
Interest-bearing money markets - retail	468,732	7,125	3.07%	392,164	6,774	3.47%
Interest-bearing money markets - brokered	316	6	3.83%	55	1	3.66%
Savings deposits	170,178	88	0.10%	186,280	94	0.10%
Time deposits - retail	145,984	2,176	3.01%	152,049	2,134	2.82%
Time deposits - brokered	43,059	903	4.23%	27,198	724	5.35%
Total deposits	1,194,439	13,471	2.27%	1,119,104	12,664	2.28%
Short-term borrowings	21,423	41	0.39%	72,626	970	2.69%
Long-term borrowings	120,929	2,698	4.50%	86,973	2,327	5.38%
Total interest-bearing liabilities	1,336,791	16,210	2.45%	1,278,703	15,961	2.51%
Non-interest-bearing deposits	435,362			478,655
Other liabilities	30,682			33,624
Shareholders’ Equity	186,018			164,748
Total Liabilities and Shareholders’ Equity	$1,988,853			$1,955,730
Net interest income and spread		$32,826	2.94%		$29,165	2.61%
Net interest margin			3.61%			3.31%

(1)	The above table reflects the average rates earned or paid stated on an FTE basis assuming a 21% tax rate for 2025 and 2024. Non-GAAP interest income on a fully taxable equivalent for the six-month periods ended June 30, 2025 and 2024 was $103 and $116, respectively.
(2)	Net interest margin is calculated as net interest income divided by average earning assets.
(3)	The average yields on investments are based on amortized cost.

	Three Months Ended
	June 30,
	2025			2024
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Assets
Loans	$1,489,485	$22,304	6.01%	$1,415,353	$20,237	5.75%
Investment Securities:
Taxable	283,914	1,776	2.51%	268,522	1,697	2.54%
Non-taxable	7,424	101	5.46%	7,800	95	4.90%
Total	291,338	1,877	2.58%	276,322	1,792	2.61%
Federal funds sold	50,675	628	4.97%	66,658	1,037	6.26%
Interest-bearing deposits with other banks	3,799	20	2.11%	2,194	18	3.30%
Other interest-earning assets	5,815	96	6.62%	3,390	87	10.32%
Total earning assets	1,841,112	24,925	5.43%	1,763,917	23,171	5.28%
Allowance for loan losses	(18,685)			(18,184)
Non-earning assets	175,323			198,749
Total Assets	$1,997,750			$1,944,482
Liabilities and Shareholders’ Equity
Deposits
Interest-bearing demand deposits	$357,725	$1,521	1.71%	$369,835	$1,496	1.63%
Interest-bearing money markets - retail	473,262	3,579	3.03%	400,747	3,514	3.53%
Interest-bearing money markets - brokered	496	5	4.04%	111	1	3.62%
Savings deposits	168,854	45	0.11%	182,988	46	0.10%
Time deposits - retail	147,433	1,120	3.05%	146,420	1,016	2.79%
Time deposits - brokered	50,000	518	4.16%	24,396	325	5.36%
Total deposits	1,197,770	6,788	2.27%	1,124,497	6,398	2.29%
Short-term borrowings	19,811	21	0.43%	71,900	509	2.85%
Long-term borrowings	120,929	1,355	4.49%	70,929	968	5.49%
Total interest-bearing liabilities	1,338,510	8,164	2.45%	1,267,326	7,875	2.50%
Non-interest-bearing deposits	440,779			479,232
Other liabilities	29,889			32,884
Shareholders’ Equity	188,572			165,040
Total Liabilities and Shareholders’ Equity	$1,997,750			$1,944,482
Net interest income and spread		$16,761	2.98%		$15,296	2.78%
Net interest margin			3.65%			3.49%
(1)	The above table reflects the average rates earned or paid stated on an FTE basis assuming a 21% tax rate for 2025 and 2024. Non-GAAP interest income on a fully taxable equivalent for the three-month periods ended June 30, 2025 and 2024 was $54 and $58 respectively.
(2)	Net interest margin is calculated as net interest income divided by average earning assets.
(3)	The average yields on investments are based on amortized cost.

Net interest income, on a non-GAAP, FTE basis, increased by $1.5 million for the second quarter of 2025 when compared to the second quarter of 2024.  This increase was driven by an increase of $1.8 million in interest income due to a $2.1 million increase in interest income on loans that resulted from an increase of 26 basis points in  the overall yield on the loan portfolio, upward repricing of adjustable-rate loans, and an increase in average balances of $74.1 million.  Interest income on Federal funds sold decreased by $0.4 million due to a decrease of 129 basis points in average rates and a decrease of $16.0 million in average balances.  Interest expense increased by $0.3 million when compared to the second quarter of 2024.  Interest expense paid on deposits increased by $0.4 million due to a $73.3 million increase in average balances, partially offset by a decrease of 2 basis points on the rate paid.  Interest paid on short-term borrowings decreased by $0.5 million when compared to the same period of 2024 due to the repayment of the $40.0 million from the BTFP late in the third quarter of 2024.  Interest paid on long-term borrowings increased by $0.4 million when compared to the second quarter of 2024 due to a $50.0 million increase in average balances, partially offset by a decrease in 100 basis points on rates paid.

Comparing the six months ended June 30, 2025 to the six months ended June 30, 2024, net interest income, on a non-GAAP, FTE basis, increased by $3.7 million.  Interest income increased by $3.9 million and was driven by an increase of $4.6 million on interest and fees on loans as average loan balances increased by $74.7 million and the overall yield increased by 36 basis points in correlation with upward repricing of adjustable-rate loans.  Interest expense on deposits increased by $0.8 million as the average deposit balances increased by $75.3 million, driven by increases of $4.8 million in demand deposit accounts, $76.6 million in money market balances and $15.9 million in brokered time deposits, partially offset by decreases in savings balances of $16.1 million and $6.1 million in retail time deposits.  Interest expense on short-term borrowings decreased by $0.9 million due to the Bank’s utilization of the BTFP program in 2024 and subsequent repayment late in the third quarter of 2024.  The net interest margin for the six months ended June 30, 2025 was 3.61% compared to 3.31% for the six months ended June 30, 2024.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense for our average interest-earning assets and average interest-bearing liabilities for the six- and three-month periods ended June 30, 2025 and 2024:

	For the six months ended June 30, 2025
	compared to the six months ended June 30, 2024
(in thousands and tax equivalent basis)	Volume	Rate	Net
Interest Income:
Loans	$2,099	$2,502	$4,601
Taxable Investments	38	60	98
Non-taxable Investments	(20)	13	(7)
Federal funds sold	(526)	(257)	(783)
Interest-bearing deposits	66	(80)	(14)
Other interest earning assets	66	(51)	15
Total interest income	1,723	2,187	3,910
Interest Expense:
Interest-bearing demand deposits	39	197	236
Interest-bearing money markets- retail	1,328	(977)	351
Interest-bearing money markets- brokered	5	0	5
Savings deposits	(8)	2	(6)
Time deposits - retail	(86)	128	42
Time deposits - brokered	424	(245)	179
Short-term borrowings	(689)	(240)	(929)
Long-term borrowings	913	(542)	371
Total interest expense	1,926	(1,677)	249
Net interest income	$(203)	$3,864	$3,661
(1)	The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	For the three months ended June 30, 2025
	compared to the three months ended June 30, 2024
(in thousands and tax equivalent basis)	Volume	Rate	Net
Interest Income:
Loans	$1,066	$1,001	$2,067
Taxable Investments	98	(19)	79
Non-taxable Investments	(5)	11	6
Federal funds sold	(250)	(159)	(409)
Interest-bearing deposits	13	(11)	2
Other interest earning assets	63	(54)	9
Total interest income	985	769	1,754
Interest Expense:
Interest-bearing demand deposits	(49)	74	25
Interest-bearing money markets- retail	640	(575)	65
Interest-bearing money markets- brokered	3	1	4
Savings deposits	(4)	3	(1)
Time deposits - retail	7	97	104
Time deposits - brokered	343	(150)	193
Short-term borrowings	(371)	(117)	(488)
Long-term borrowings	686	(299)	387
Total interest expense	1,255	(966)	289
Net interest income	$(270)	$1,735	$1,465
(1)	The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Credit Losses

Specific allocations have been made for loans where management has determined that the collateral supporting the loans is not adequate to cover the loan balance, and the qualitative factors affecting the estimated allowance for credit losses (“ACL”) have been adjusted based on the current economic environment and the characteristics of the loan portfolio.  For the first six months of 2025 and 2024, net provision expense was $1.5 million and $2.1 million, respectively.  For the second quarters of 2025 and 2024, net provision expense was $0.9 million and $1.2 million. The decreased provision expense recorded in the first six months of 2025 when compared to the same period in 2024 was primarily related to $1.1 million in charge-offs related to one non-accrual commercial loan relationship that occurred in 2024.

Other Income

The composition of other operating income for the six- and three-month periods ended June 30, 2025 and 2024 is illustrated in the following table:

	Income as % of				Income as % of
	Total Other Income				Total Other Income
	Six Months Ended				Three Months Ended
	June 30,				June 30,
(in thousands)	2025		2024		2025		2024
Service charges on deposit accounts	$1,124	12%	$1,112	12%	$577	12%	$556	12%
Other service charges	420	4%	440	5%	214	4%	225	5%
Trust department	4,709	48%	4,443	46%	2,386	48%	2,255	47%
Debit card income	1,904	20%	1,931	20%	983	20%	999	21%
Bank owned life insurance	690	7%	660	7%	349	7%	334	7%
Brokerage commissions	791	8%	857	9%	370	8%	362	7%
Other income	124	1%	132	1%	61	1%	51	1%
	$9,762	100%	$9,575	100%	$4,940	100%	$4,782	100%

Other Operating Expenses

The composition of other operating expenses for the six- and three-month periods ended June 30, 2025 and 2024 is illustrated in the following table:

	Expense as % of				Expense as % of
	Total Other Operating Expenses				Total Other Operating Expenses
	Six Months Ended				Three Months Ended
	June 30,				June 30,
(in thousands)	2025		2024		2025		2024
Salaries and employee benefits	$14,650	58%	$14,413	57%	$7,319	56%	$7,256	59%
FDIC premiums	512	2%	554	2%	267	2%	285	2%
Equipment	1,143	4%	1,558	6%	565	4%	635	5%
Occupancy expense of premises	1,364	5%	1,606	6%	675	5%	652	5%
Data processing expense	3,103	12%	2,740	11%	1,600	12%	1,422	11%
Marketing expense	434	2%	318	1%	196	2%	184	1%
Professional services	1,065	4%	935	4%	589	5%	449	4%
Contract labor	329	1%	267	1%	166	1%	84	1%
Telephone	194	1%	212	1%	96	1%	103	1%
Other real estate owned	300	1%	100	0%	208	2%	14	0%
Investor relations	194	1%	144	1%	132	1%	91	1%
Contributions	134	1%	116	1%	78	1%	66	1%
Other	2,128	8%	2,282	9%	1,083	8%	1,123	9%
	$25,550	100%	$25,245	100%	$12,974	100%	$12,364	100%

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

The effective income tax rates as a percentage of income for the six-month periods ended June 30, 2025 and June 30, 2024 were 24.7% and 24.3%, respectively.

GAAP and Non-GAAP Financial Measures

The following table sets forth certain selected financial data for the periods ended June 30, 2025 and 2024 under GAAP (as reported) and non-GAAP.  A non-GAAP financial measure is a numerical measure of historical or future financial performance, financial position or cash flows that excludes or includes amounts that are required to be disclosed in the most directly comparable measure calculated and presented in accordance with GAAP in the United States.  The Corporation’s management believes that the presentation of non-GAAP financial measures provides investors with a greater understanding of the Corporation’s operating results in addition to the results measured in accordance with GAAP.  While management uses these non-GAAP measures in its analysis of the Corporation’s performance, this information should not be viewed as a substitute for financial results determined in accordance with GAAP or considered to be more important than financial results determined in accordance with GAAP.

	Six months ended June 30,		Three months ended June 30,
(in thousands, except for per share amount)	2025	2024	2025	2024
Per Share Data
Basic net income per share	$1.82	$1.31	$0.92	$0.75
Basic net income per share - non-GAAP	$1.82	$1.37	$0.92	$0.75
Diluted net income per share	$1.81	$1.31	$0.92	$0.75
Diluted net income per share - non-GAAP	$1.81	$1.37	$0.92	$0.75
Basic book value per common share	$29.43	$25.39
Diluted book value per common share	$29.38	$25.34

Net income - as reported	$11,790	$8,612	$5,984	$4,914
Adjustments:
Accelerated depreciation expenses	—	562	—	—
Income tax effect of adjustments	—	(137)	—	—
Adjusted net income (non-GAAP)	$11,790	$9,037	$5,984	$4,914

Diluted earnings per share - as reported	$1.81	$1.31	$0.92	$0.75
Adjustments:
Accelerated depreciation expenses	—	0.08	—	—
Income tax effect of adjustments	—	(0.02)	—	—
Adjusted diluted earnings per share (non-GAAP)	$1.81	$1.37	$0.92	$0.75

Significant Ratios:	Six months ended June 30,
	2025	2024
Return on Average Assets - as reported	1.20%	0.89%
Accelerated depreciation expenses	-	0.12%
Income tax effect of adjustments	-	(0.03%)
Adjusted Return on Average Assets (non-GAAP)	1.20%	0.98%

Return on Average Equity - as reported	12.78%	10.51%
Accelerated depreciation expenses	-	1.38%
Income tax effect of adjustments	-	(0.34%)
Adjusted Return on Average Equity (non-GAAP)	12.78%	11.55%

FINANCIAL CONDITION

Balance Sheet Overview

Total assets at June 30, 2025 were $2.0 billion, representing a $34.4 million increase since December 31, 2024.  During the first six months of 2025, the investment portfolio increased by $9.6 million as bonds were purchased to gain yield in anticipation of potential declines in long-term rates. Gross loans increased by $21.7 million. Management expects stronger growth in the second half of the year due to strong loan pipelines.  Other assets, including deferred taxes, premises and equipment, bank owned life insurance, pension assets, and accrued interest receivable, increased by $4.0 million.

Total liabilities at June 30, 2025 were $1.8 billion, representing a $22.6 million increase since December 31, 2024.  Total deposits increased by $39.4 million when compared to December 31, 2024 due primarily to $50.0 million in new brokered deposits that were obtained in January 2025 to fund the repayment of the $50.0 million in overnight borrowings that were outstanding at December 31, 2024.  Savings and money market accounts increased by $25.4 million and retail time deposits increased by $3.9 million.  Interest-bearing demand deposits, primarily our ICS product, decreased by $39.1 million due primarily to seasonal fluctuations in municipal deposit accounts, and non-interest-bearing deposits decreased by $1.0 million due to increased spending by businesses and consumers related to inflation.  Short-term borrowings decreased by $14.5 million due to a change in balances of $20.9 million in overnight borrowings, partially offset by an increase in balances of the overnight investment sweep product.

Loan Portfolio

The following table presents the composition of our loan portfolio at the dates indicated:

(in thousands)	June 30, 2025		December 31, 2024
Commercial real estate	$550,717	36%	$526,364	36%
Acquisition and development	98,937	7%	95,314	6%
Commercial and industrial	281,484	19%	287,534	19%
Residential mortgage	521,968	35%	518,815	35%
Consumer	49,375	3%	52,766	4%
Total Loans	$1,502,481	100%	$1,480,793	100%

Outstanding loans of $1.5 billion at June 30, 2025 reflected a $21.7 million increase since December 31, 2024.  Since December 31, 2024, commercial real estate loans increased by $24.4 million, acquisition and development loans increased by $3.6 million, commercial and industrial loans decreased by $6.1 million, residential mortgage loans increased by $3.2 million, and consumer loans decreased by $3.4 million.

New commercial loan production for the second quarter of 2025 was approximately $65.1 million.  The pipeline of commercial loans as of June 30, 2025 was $32.3 million and unfunded, committed commercial construction loans totaled approximately $47.0 million.  Commercial amortization and payoffs were approximately $27.0 million for the three months ended June 30, 2025, due primarily to pay-offs of short-term commercial loans as well as normal amortizations of the commercial loan portfolio.

New consumer mortgage loan production for the second quarter of 2025 was approximately $19.2 million, with most of this production comprised of in-house mortgages.  The pipeline of in-house, portfolio loans as of June 30, 2025 was $11.4 million. Unfunded commitments related to residential construction loans totaled $10.0 million at June 30, 2025.

Non-accrual loans totaled $3.8 million at June 30, 2025 compared to $4.9 million at December 31, 2024.  The decrease in non-accrual balances at June 30, 2025 was related to principal reductions and a payoff of a residential mortgage loan.

The following table presents loans in our commercial real estate portfolio by industry type at June 30, 2025.

(in thousands)	Non-owner-occupied	Owner-occupied	Multi-family	Total
Accommodations and food services	$70,004	$5,320	$—	$75,324
Administration and support, waste management, and remediation services	—	1,447	—	1,447
Agriculture, forestry, fishing and hunting	—	2,852	—	2,852
Arts, entertainment and recreation	—	4,300	—	4,300
Construction	2,003	5,894	—	7,897
Educational services	—	829	—	829
Finance and insurance	—	105	—	105
Health care and social assistance	13,361	17,724	—	31,085
Manufacturing	—	14,218	—	14,218
Other services (except public services)	—	19,222	302	19,524
Professional, scientific and technical services	—	1,469	—	1,469
Public administration	1,391	887	—	2,278
Commercial rental properties	177,994	85,664	—	263,658
Residential rental properties	186	117	23,333	23,636
Student rental properties	—	—	2,326	2,326
Mixed use rental properties	1,913	774	17,837	20,524
Storage units	40,557	—	—	40,557
Real estate rental and leasing- other	10,713	2,490	—	13,203
Retail trade	79	3,255	—	3,334
Transportation and warehousing	—	445	—	445
Wholesale trade	—	21,706	—	21,706
Total	$318,201	$188,718	$43,798	$550,717

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

(in thousands)	June 30, 2025	% of Applicable Portfolio	December 31, 2024	% of Applicable Portfolio
Non-accrual loans:
Commercial real estate	$78	0.01%	$656	0.12%
Acquisition and development	27	0.03%	82	0.09%
Commercial and industrial	1,838	0.65%	1,838	0.64%
Residential mortgage	1,857	0.36%	2,181	0.42%
Consumer	12	0.02%	174	0.33%
Total non-accrual loans	$3,812	0.25%	$4,931	0.33%
Accruing Loans Past Due 90 days or more:
Commercial real estate	$—		$317
Residential mortgage	488		573
Consumer	47		28
Total loans past due 90 days or more	$535		$918
Total non-accrual and accruing loans past due 90 days or more	$4,347		$5,849

Repossessed assets	$2,802		$2,802
Other real estate owned	$3,035		$3,062
Total non-performing assets	$10,184		$11,713
Modified Loans:
Performing	$898		$1,006
Total modified loans	$898		$1,006
Individually evaluated loans without a valuation allowance	$3,292		$4,432
Total individually evaluated loans	$3,292		$4,432

Non-accrual loans to total loans (as %)	0.25%		0.33%
Non-performing loans to total loans (as %)	0.29%		0.39%
Non-performing assets to total assets (as %)	0.51%		0.59%
Allowance for credit losses to non-accrual loans (as %)	499.58%		368.49%
Allowance for credit losses to non-performing assets (as %)	187.00%		155.13%

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

The ACL “base case” model is derived from various economic forecasts provided by widely recognized sources.  Management evaluates the variability of market conditions by examining the peak and trough of economic cycles.  These peaks and troughs are used to stress the base case model to develop a range of potential outcomes.  Management then determines the appropriate reserve through an evaluation of these various outcomes relative to current economic conditions and known risks in the portfolio.  For the period ended June 30, 2025, the range of outcomes would produce a 15% reduction or a 58% increase in reserves based on the best-case and worst-case scenarios, respectively.

The following table presents a summary of the activity in the ACL for the six-month periods ended June 30, 2025 and 2024:

(in thousands)	2025	2024
Balance, January 1	$18,170	$17,480
Charge-offs:
Acquisition and development	(9)	—
Commercial and industrial	(370)	(1,230)
Residential mortgage	—	(45)
Consumer	(399)	(824)
Total charge-offs	(778)	(2,099)
Recoveries:
Commercial real estate	—	37
Acquisition and development	71	6
Commercial and industrial	13	34
Residential mortgage	29	26
Consumer	154	227
Total recoveries	267	330
Net losses	(511)	(1,769)
Credit loss expense	1,385	2,212
Balance at end of period	$19,044	$17,923

Allowance for credit losses to gross loans outstanding (as %)	1.27%	1.26%

Net (Charge-offs)/Recoveries as a % of Average Applicable Portfolio

	2025	2024
Commercial real estate	0.00%	0.01%
Acquisition and development	0.13%	0.01%
Commercial and industrial	(0.25)%	(0.89)%
Residential mortgage	0.01%	(0.01)%
Consumer	(0.96)%	(2.02)%
Total	(0.07)%	(0.25)%

Investment Securities

At June 30, 2025, the total amortized cost basis of the available-for-sale investment portfolio was $122.5 million compared to a fair value of $103.6 million. Unrealized gains and losses on available-for-sale securities are reflected in accumulated other comprehensive loss, a component of shareholders’ equity. The amortized cost basis of the held to maturity portfolio was $175.0 million compared to a fair value of $148.5 million.

The following table presents the composition of our securities portfolio at amortized cost and fair values at the dates indicated:

	June 30, 2025			December 31, 2024
	Amortized	Fair Value	FV as %	Amortized	Fair Value	FV as %
(in thousands)	Cost	(FV)	of Total	Cost	(FV)	of Total
Available for Sale Securities:
U.S. treasuries	$3,865	$4,014	4%	$—	$—	—
U.S. government agencies	7,000	6,229	6%	7,000	6,115	6%
Residential mortgage-backed agencies	24,915	21,265	20%	24,621	20,196	21%
Commercial mortgage-backed agencies	38,217	30,151	29%	37,205	28,634	30%
Collateralized mortgage obligations	20,171	17,468	17%	21,069	17,726	19%
Obligations of state and political subdivisions	8,557	8,303	8%	6,533	6,209	7%
Corporate bonds	1,000	911	1%	1,000	896	1%
Collateralized debt obligations	18,738	15,241	15%	18,686	14,718	16%
Total available for sale	$122,463	$103,582	100%	$116,114	$94,494	100%
Held to Maturity Securities:
U.S. government agencies	$68,447	$59,304	40%	$68,301	$57,109	39%
Residential mortgage-backed agencies	33,363	30,392	20%	32,171	28,611	20%
Commercial mortgage-backed agencies	21,042	15,648	11%	21,134	15,340	11%
Collateralized mortgage obligations	47,751	39,287	26%	49,439	39,715	27%
Obligations of state and political subdivisions	4,407	3,865	3%	4,511	3,985	3%
Total held to maturity	$175,010	$148,496	100%	$175,556	$144,760	100%

Total fair value of investment securities available for sale increased by $9.1 million since December 31, 2024 as cash flow from the portfolio was reinvested into securities at higher yields and to maintain balances for liquidity.  At June 30, 2025, the securities classified as available-for-sale included a net unrealized loss of $18.9 million, which represents the difference between the fair value and amortized cost of securities in the portfolio.

Total amortized cost of securities held to maturity decreased by $0.5 million since December 31, 2024 as principal paydowns were partially offset by reinvestment in new security purchases.

As discussed in Note 6 to the consolidated financial statements presented elsewhere in this report, the Corporation measures fair market values based on the fair value hierarchy established in ASC Topic 820, Fair Value Measurements and Disclosures. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Level 3 prices or valuation techniques require inputs that are both significant to the valuation assumptions and are not readily observable in the market (i.e., supported with little or no market activity). These Level 3 instruments are valued based on both observable and unobservable inputs derived from the best available data, some of which is internally developed, and consider risk premiums that a market participant would require.

Approximately $88.3 million of the available-for-sale portfolio was valued using Level 2 pricing and had net unrealized losses of $15.4 million at June 30, 2025. The remaining $15.2 million of the available-for-sale securities represents the entire collateralized debt obligation portfolio, which was valued using significant unobservable inputs (Level 3 assets). The $3.5 million in net unrealized losses associated with this portfolio relates to nine pooled trust preferred securities that comprise the collateralized debt obligation portfolio.

Deposits

The following table presents the composition of our deposits at the dates indicated:

(in thousands)	June 30, 2025		December 31, 2024
	Balance	Percent	Balance	Percent
Non-interest-bearing deposits:	$425,784	26%	$426,737	27%
Interest-bearing deposits:
Demand	347,752	22%	386,803	25%
Money market- retail	476,917	30%	447,149	28%
Money market- brokered	6	0%	1	0%
Savings deposits	166,637	10%	170,972	11%
Time deposits- retail	147,111	9%	143,167	9%
Time deposits- brokered	50,000	3%	—	—
Total Deposits	$1,614,207	100%	$1,574,829	100%

Total deposits at June 30, 2025 increased by $39.4  million when compared to December 31, 2024.  In January 2025, $50.0 million in brokered time deposits with an average interest rate of 4.24% were obtained to fund the repayment of $50.0 million in overnight borrowings that were outstanding at December 31, 2024.  Savings and money market accounts increased by $25.4 million due primarily to the expansion of current and new relationships throughout the first six months of 2025.  Non-interest-bearing checking deposits decreased by $1.0 million and interest-bearing checking deposits decreased by $39.1 million due primarily to seasonal fluctuations in municipal and commercial account balances and increased spending by businesses and consumers related to inflation.  Retail time deposits increased by $3.9 million since December 31, 2024.

The following table summarizes the percentage of deposits that are insured by deposit insurance or otherwise fully collateralized by securities compared to uninsured deposits as of June 30, 2025 and December 31, 2024.

	June 30, 2025		December 31, 2024
(in thousands)	Balance	Percent	Balance	Percent
Insured deposits	$1,232,329	76%	$1,192,182	76%
Uninsured and fully collateralized deposits	77,317	5%	77,369	5%
Uninsured and uncollateralized deposits	304,561	19%	305,278	19%
	$1,614,207	100%	$1,574,829	100%

The following table summarizes the percentage of deposit balances from retail customers compared to business customers as of June 30, 2025 and December 31, 2024.

	June 30, 2025		December 31, 2024
(in thousands)	Balance	Percent	Balance	Percent
Retail deposits	$796,108	49%	$798,664	51%
Business deposits	818,099	51%	776,165	49%
	$1,614,207	100%	$1,574,829	100%

Borrowed Funds

The following table presents the composition of our borrowings at the dates indicated:

(in thousands)	June 30, 2025	December 31, 2024
Overnight borrowings from Federal Reserve Discount Window	$—	$50,000
Overnight borrowings from Zions Bank	29,142	—
Securities sold under agreements to repurchase	21,812	15,409
Total short-term borrowings	$50,954	$65,409
FHLB advances	90,000	90,000
Junior subordinated debt	30,929	30,929
Total long-term borrowings	$120,929	$120,929

Short-term borrowings decreased by $14.5 million when compared to December 31, 2024.  Overnight borrowings were $29.1 million and $50.0 million at June 30, 2025 and December 31, 2024, respectively.  The decrease in overnight borrowings was partially offset by increases in balances of the overnight investment sweep product.  There were no changes in long-term borrowings when comparing June 30, 2025 to December 31, 2024.

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

It is our policy to manage our affairs so that liquidity needs are fully satisfied through normal Bank operations. That is, the Bank will manage its liquidity to minimize the need to make unplanned sales of assets or to borrow funds under emergency conditions. The Bank will use funding sources where the interest cost is relatively insensitive to market changes in the short run (periods of one year or less) to satisfy operating cash needs. The remaining normal funding will come from interest-sensitive liabilities, either deposits or borrowed funds. When the marginal cost of needed wholesale funding is lower than the cost of raising this funding in the retail markets, the Corporation may supplement retail funding with external funding sources such as:

●	Unsecured Fed Funds lines of credit with upstream correspondent banks (M&T Bank, Atlantic Community Bankers Bank, Community Bankers Bank, PNC Financial Services, Pacific Coast Banker’s Bank and Zions Bancorp).

●	Secured advances with the Federal Home Loan Bank (“FHLB”) of Atlanta, which are collateralized by eligible one-to-four family residential mortgage loans, home equity lines of credit, commercial real estate loans. Cash and various securities may also be pledged as collateral.
●	Secured line of credit with the Federal Reserve Discount Window for use in borrowing funds up to 90 days, using eligible investment securities as collateral.
●	Brokered deposits, including CDs and money market funds, provide a method to generate deposits quickly. These deposits are strictly rate driven but often provide the most cost-effective means of funding growth.
●	One Way Buy CDARS/ICS funding – a form of brokered deposits that has become a viable supplement to brokered deposits obtained directly.

The following table presents sources of liquidity available to the Corporation as of June 30, 2025.

(in thousands)	Total Availability	Amount Used	Net Availability
Internal Sources
Excess cash	$51,753	$-	$51,753
Unpledged securities	30,804	-	30,804
External Sources
Federal Reserve (discount window)	88,378	-	88,378
Correspondent unsecured lines of credit	140,000	29,142	110,858
FHLB	342,381	96,921	245,460
	$653,316	$126,063	$527,253

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

At June 30, 2025, we were asset sensitive.

Our interest rate risk management goals are:

●	Ensure that the Board of Directors and senior management will provide effective oversight and ensure that risks are adequately identified, measured, monitored and controlled;
●	Enable dynamic measurement and management of interest rate risk;
●	Select strategies that optimize our ability to meet our long-range financial goals while maintaining interest rate risk within policy limits established by the Board of Directors;
●	Use both income and market value-oriented techniques to select strategies that optimize the relationship between risk and return; and
●	Establish interest rate risk exposure limits for fluctuation in net interest income (“NII”), net income and economic value of equity.

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

Based on the simulation analysis performed at June 30, 2025 and December 31, 2024, management estimated the following changes in net interest income, assuming the indicated rate changes:

(in thousands)	June 30, 2025	December 31, 2024
+400 basis points	$5,917	$5,722
+300 basis points	$5,508	$5,300
+200 basis points	$4,401	$4,253
+100 basis points	$2,468	$2,391
-100 basis points	$(2,974)	$(2,851)
-200 basis points	$(5,475)	$(5,424)
-300 basis points	$(8,341)	$(8,080)
-400 basis points	$(11,738)	$(11,151)

Due to the current rate environment and changes to prepayment speeds, the Corporation became slightly less asset sensitive as compared to December 31, 2024.  All changes in net interest income from our simulation analysis remain within our policy limits.

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

The following table presents the Bank’s capital ratios as of the dates indicated:

	June 30, 2025	December 31, 2024	Required for Capital Adequacy Purposes	Required to be Well Capitalized
Total Capital (to risk-weighted assets)	14.99%	14.59%	8.00%	10.00%
Tier 1 Capital (to risk-weighted assets)	13.74%	13.35%	6.00%	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)	13.74%	13.35%	4.50%	6.50%
Tier 1 Capital (to average assets)	10.87%	10.70%	4.00%	5.00%

As of both June 30, 2025 and December 31, 2024, the Bank was considered “well capitalized” under the regulatory framework for prompt corrective action.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Contractual Obligations

The Corporation enters into contractual obligations in the normal course of business. Among these obligations are FHLB advances and junior subordinated debentures, operating lease agreements for banking and subsidiaries’ offices and for data processing and telecommunications equipment.  Comparing June 30, 2025 to December 31, 2024, short-term borrowings decreased by $14.5 million primarily due to the changes in overnight borrowings outstanding, partially offset by increases in balances of the overnight investment sweep product.

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

Commitments to extend credit in the form of consumer, commercial and business at the dates indicated were as follows:

(in thousands)	June 30, 2025	December 31, 2024
Residential mortgage - home equity	$72,219	$70,894
Residential mortgage - construction	9,970	13,138
Commercial	184,571	163,079
Consumer - personal credit lines	4,276	4,224
Standby letters of credit	16,261	16,522
Total	$287,297	$267,857

The increase of $19.4 million in commitments at June 30, 2025 when compared to December 31, 2024 was due to new commercial loan commitments originated during 2025.  Unfunded commercial real estate construction commitments increased by $11.5 million and unfunded revolving commercial and industrial commitments increased by $10.6 million

For the six-month periods ended June 30, 2025 and 2024, net credit loss expense/(credit) for off-balance sheet exposures was approximately $131,000 and ($72,000), respectively. For the three-month periods ended June 30, 2025 and 2024, net credit loss expense/(credit) for off-balance sheet exposures was approximately $132,000 and ($57,000), respectively.

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

An evaluation of the effectiveness of these disclosure controls as of June 30, 2025 was carried out under the supervision and with the participation of management, including the PEO and the PFO. Based on that evaluation, management, including the PEO and the PFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the six months ended June 30, 2025, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended June 30, 2025, based on information provided to the Corporation, no director or officer of the Corporation adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of securities of the registrant intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act or (ii) any “non-Rule 10b51 trading arrangement” (as defined in Item 408(c) of the SEC’s Registration S-K).

Item 6. Exhibits

The exhibits filed or furnished with this quarterly report are listed in the following Exhibit Index.

Exhibit	Description
31.1	Certifications of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
31.2	Certifications of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
32	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)
101.INS	Inline XBRL Instance Document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	The cover page of First United Corporation’s Quarterly Report on Form 10Q for the quarter ended June 30, 2025 formatted in Inline XBRL, included within the Exhibit 101 attachments (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST UNITED CORPORATION

Date: August 13, 2025	/s/ Carissa L. Rodeheaver
Carissa L. Rodeheaver, CPA
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2025	/s/ Tonya K. Sturm
Tonya K. Sturm, Senior Vice President,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)