Form 10-Q
period 2025-09-30
FIRST UNITED CORP/MD/
filed 2025-11-05
CIK 763907

th

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For quarterly period ended September 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:   6,496,908 shares of common stock, par value $0.01 per share, as of October 31, 2025.

INDEX TO QUARTERLY REPORT

FIRST UNITED CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

First United Corporation and Subsidiaries

Consolidated Statements of Financial Condition

(In thousands, except share data - Unaudited)

	September 30, 2025	December 31, 2024

Assets
Cash and due from banks	$92,268	$77,020
Interest bearing deposits in banks	2,907	1,307
Cash and cash equivalents	95,175	78,327
Investment securities – available for sale (at fair value)	105,060	94,494
Investment securities – held to maturity, net of allowance for credit losses of $102 at September 30, 2025 and $59 at December 31, 2024 (fair value $149,130 at September 30, 2025 and $144,760 at December 31, 2024)	172,818	175,497
Equity investments not held for trading with readily determinable fair values	1,020	—
Restricted investment in bank stock, at cost	4,628	5,768
Loans held for sale	861	806
Loans	1,496,762	1,480,793
Unearned fees	(473)	(442)
Allowance for credit losses	(19,089)	(18,170)
Net loans	1,477,200	1,462,181
Premises and equipment, net	30,369	30,081
Goodwill and other intangibles	11,526	11,773
Bank owned life insurance	49,997	48,952
Deferred tax assets	8,228	9,989
Other real estate owned, net	2,718	3,062
Repossessed assets	3,043	2,802
Right of use assets	984	1,204
Pension asset	21,382	17,824
Accrued interest receivable	7,479	7,473
Other assets	31,486	22,789
Total Assets	$2,023,974	$1,973,022
Liabilities and Shareholders’ Equity
Liabilities:
Non-interest bearing deposits	$429,986	$426,737
Interest bearing deposits	1,248,916	1,148,092
Total deposits	1,678,902	1,574,829
Short-term borrowings	20,207	65,409
Long-term borrowings	95,929	120,929
Operating lease liability	1,152	1,384
SERP deferred compensation	8,530	8,335
Allowance for credit losses on off-balance sheet credit exposures	981	863
Accrued interest payable	661	489
Other liabilities	16,824	20,065
Dividends payable	1,689	1,424
Total Liabilities	1,824,875	1,793,727
Shareholders’ Equity:
Common Stock – par value $0.01 per share; Authorized 25,000,000 shares; issued and outstanding 6,496,908 shares at September 30, 2025 and 6,471,096 at December 31, 2024	65	65
Surplus	21,290	20,476
Retained earnings	203,197	189,002
Accumulated other comprehensive loss, net of tax	(25,453)	(30,248)
Total Shareholders’ Equity	199,099	179,295
Total Liabilities and Shareholders’ Equity	$2,023,974	$1,973,022

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Nine Months Ended
	September 30,
	2025	2024

	(Unaudited)
Interest income
Interest and fees on loans	$67,109	$60,457
Interest on investment securities
Taxable	5,365	5,088
Exempt from federal income tax	159	162
Total investment income	5,524	5,250
Other	2,062	2,561
Total interest income	74,695	68,268
Interest expense
Interest on deposits:
Savings	131	138
Interest-bearing transaction accounts	15,647	15,109
Time deposits	4,702	3,996
Total interest on deposits	20,480	19,243
Interest on short-term borrowings	58	1,437
Interest on long-term borrowings	4,031	3,310
Total Interest Expense	24,569	23,990
Net Interest income	50,126	44,278
Credit loss expense
Credit loss expense - loans	1,865	2,407
Credit loss expense - debt securities held to maturity	43	14
Credit loss expense/(credit) - off-balance sheet credit exposures	118	(17)
Total credit loss expense	2,026	2,404
Net interest income after provision for credit losses	48,100	41,874
Other operating income
Net gains on investments, available for sale	97	—
Net gains on sales of residential mortgage loans	401	282
Net gains on disposal of fixed assets	1	—
Net gains	499	282
Other Income
Service charges on deposit accounts	1,687	1,667
Other service charges	638	676
Trust department	7,157	6,771
Debit card income	2,884	2,931
Bank owned life insurance	1,045	1,000
Brokerage commissions	1,137	1,154
Other	288	288
Total other income	14,836	14,487
Total other operating income	15,335	14,769
Other operating expenses
Salaries and employee benefits	22,239	21,573
FDIC premiums	778	810
Equipment expense	1,658	2,185
Occupancy expense of premises	2,043	2,315
Data processing expense	4,620	4,073
Marketing expense	616	469
Professional services	1,704	1,412
Contract labor	456	416
Telephone	283	309
Other real estate owned expense, net	369	224
Investor relations	251	228
Contributions	224	181
Other	3,295	3,364
Total other operating expenses	38,536	37,559
Income before income tax expense	$24,899	$19,084
Provision for income tax expense	6,161	4,701
Net Income	$18,738	$14,383
Basic net income per share	$2.89	$2.20
Diluted net income per share	$2.88	$2.19
Weighted average number of basic shares outstanding	6,487	6,546
Weighted average number of diluted shares outstanding	6,501	6,558
Dividends declared per share	$0.70	$0.62

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended
	September 30,
	2025	2024

	(Unaudited)
Interest income
Interest and fees on loans	$23,060	$21,018
Interest on investment securities
Taxable	1,826	1,647
Exempt from federal income tax	57	56
Total investment income	1,883	1,703
Other	819	536
Total interest income	25,762	23,257
Interest expense
Interest on deposits:
Savings	43	45
Interest-bearing transaction accounts	5,343	5,397
Time deposits	1,623	1,137
Total interest on deposits	7,009	6,579
Interest on short-term borrowings	17	467
Interest on long-term borrowings	1,333	983
Total Interest Expense	8,359	8,029
Net Interest income	17,403	15,228
Credit loss expense
Credit loss expense - loans	480	195
Credit loss expense - debt securities held to maturity	43	14
Credit loss (credit)/expense - off-balance sheet credit exposures	(13)	55
Total credit loss expense	510	264
Net interest income after provision for credit losses	16,893	14,964
Other operating income
Net gains on investments, available for sale	97	—
Net gains on sales of residential mortgage loans	163	141
Net gains on sales of fixed assets	1	—
Net gains	261	141
Other Income
Service charges on deposit accounts	563	555
Other service charges	218	236
Trust department	2,448	2,328
Debit card income	980	1,000
Bank owned life insurance	355	340
Brokerage commissions	346	297
Other	164	156
Total other income	5,074	4,912
Total other operating income	5,335	5,053
Other operating expenses
Salaries and employee benefits	7,589	7,160
FDIC premiums	266	256
Equipment expense	515	627
Occupancy expense of premises	679	709
Data processing expense	1,517	1,333
Marketing expense	182	151
Professional services	639	477
Contract labor	127	149
Telephone	89	97
Other real estate owned expense, net	69	124
Investor relations	57	84
Contributions	90	65
Other	1,167	1,082
Total other operating expenses	12,986	12,314
Income before income tax expense	$9,242	$7,703
Provision for income tax expense	2,294	1,932
Net Income	$6,948	$5,771
Basic net income per share	$1.07	$0.89
Diluted net income per share	$1.07	$0.89
Weighted average number of basic shares outstanding	6,496	6,468
Weighted average number of diluted shares outstanding	6,508	6,482
Dividends declared per share	$0.26	$0.22

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

	Nine Months Ended
	September 30,
	2025	2024

Comprehensive Income	(Unaudited)
Net Income	$18,738	$14,383
Other comprehensive income, net of tax and reclassification adjustments:
Available for sale securities:
Unrealized holding gain on investments with credit related impairment	513	103
Reclassification adjustment for accretable yield realized in income	152	152
Other comprehensive income/(loss) on investments with credit related impairment	361	(49)

Unrealized holding gains on all other AFS investments	3,225	2,044
Reclassification adjustment for gains realized in income	97	—
Other comprehensive income on all other AFS investments	3,128	2,044

Held to Maturity Securities
Unrealized holding gains on securities transferred to held to maturity	—	—
Reclassification adjustment for amortization realized in income	(502)	(503)
Other comprehensive income on HTM investments	502	503

Cash flow hedges:
Unrealized holding losses on cash flow hedges	(287)	(319)
Other comprehensive loss on cash flow hedges	(287)	(319)

Pension plan liability:
Unrealized holding gains on pension plan liability	2,455	4,181
Reclassification adjustment for amortization of unrecognized losses realized in income	(397)	(608)
Other comprehensive income on pension plan liability	2,852	4,789

SERP liability:
Unrealized holding gains on SERP liability	—	—
Reclassification adjustment for amortization of unrealized losses realized in income	—	(118)
Other comprehensive income on SERP liability	—	118
Other comprehensive income before income tax	6,556	7,086
Income tax effect related to other comprehensive income	(1,761)	(1,872)

Other comprehensive income, net of tax	4,795	5,214
Comprehensive income	$23,533	$19,597

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

	Three Months Ended
	September 30,
	2025	2024

Comprehensive Income	(Unaudited)
Net Income	$6,948	$5,771
Other comprehensive income, net of tax and reclassification adjustments:
Available for sale securities:
Unrealized holding gains on investments with credit related impairment	7	740
Reclassification adjustment for accretable yield realized in income	51	51
Other comprehensive (loss)/income on investments with credit related impairment	(44)	689

Unrealized holding gains on all other AFS investments	891	3,384
Reclassification adjustment for gains realized in income	97	—
Other comprehensive income on all other AFS investments	794	3,384

Held to Maturity Securities
Unrealized holding gains on securities transferred to held to maturity	—	—
Reclassification adjustment for amortization realized in income	(185)	(182)
Other comprehensive income on HTM investments	185	182

Cash flow hedges:
Unrealized holding losses on cash flow hedges	(98)	(323)
Other comprehensive loss on cash flow hedges	(98)	(323)

Pension plan liability:
Unrealized holding gains on pension plan liability	2,478	3,229
Reclassification adjustment for amortization of unrecognized losses realized in income	(132)	(202)
Other comprehensive income on pension plan liability	2,610	3,431

SERP liability:
Unrealized holding gains on SERP liability	—	—
Reclassification adjustment for amortization of unrealized losses realized in income	—	(39)
Other comprehensive income on SERP liability	—	39

Other comprehensive income before income tax	3,447	7,402
Income tax effect related to other comprehensive income	(923)	(1,955)

Other comprehensive income, net of tax	2,524	5,447
Comprehensive income	$9,472	$11,218

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except per share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Total Shareholders' Equity
Balance at January 1, 2025	$65	$20,476	$189,002	$(30,248)	$179,295
Net income			5,806		5,806
Other comprehensive loss				(111)	(111)
Stock based compensation		55			55
Common stock issued - 7,538 shares		75			75
Common stock dividend declared - $0.22 per share			(1,426)		(1,426)
Balance at March 31, 2025	$65	$20,606	$193,382	$(30,359)	$183,694
Net income			5,984		5,984
Other comprehensive income				2,382	2,382
Stock based compensation		440			440
Common stock issued - 15,977 shares		75			75
Common stock dividend declared - $0.22 per share			(1,428)		(1,428)
Balance at June 30, 2025	$65	$21,121	$197,938	$(27,977)	$191,147
Net income			6,948		6,948
Other comprehensive income				2,524	2,524
Stock based compensation		93			93
Common stock issued - 2,297 shares		76			76
Common stock dividend declared- $0.26 per share			(1,689)		(1,689)
Balance at September 30, 2025	$65	$21,290	$203,197	$(25,453)	$199,099

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

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended
	September 30,
	2025	2024

	(Unaudited)
Operating activities
Net income	$18,738	$14,383
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,026	2,404
Depreciation	1,935	2,633
Stock based compensation	588	370
Gains on sales of other real estate owned, net	(79)	(132)
Write-downs of other real estate owned, net	41	—
Originations of loans held for sale	(5,816)	(7,456)
Proceeds from sales of loans held for sale	6,162	7,949
Gains from sales of loans held for sale	(401)	(282)
Gains on disposal of fixed assets	(1)	—
Net accretion of investment securities discounts and premiums- AFS	(142)	(66)
Net accretion of investment securities discounts and premiums- HTM	(436)	(457)
Amortization of intangible assets	247	247
Gains on sales of investment securities – AFS	(97)	—
Earnings on bank owned life insurance	(1,045)	(1,000)
Amortization of deferred loan fees, net	(160)	(137)
Amortization of operating lease right of use asset	220	204
Increase in accrued interest receivable and other assets	(7,268)	(957)
Deferred tax (benefit)/expense	(1,761)	1,776
Amortization of operating lease liability	(232)	(213)
Decrease in accrued interest payable and other liabilities	(3,042)	(6,230)
Net cash provided by operating activities	9,477	13,036
Investing activities
Proceeds from maturities/calls of investment securities - AFS	4,031	6,069
Proceeds from maturities/calls of investment securities - HTM	5,424	42,557
Proceeds from sales of investment securities - AFS	8,965	—
Purchases of investment securities - AFS	(19,831)	—
Purchases of investment securities - HTM	(2,352)	(1,871)
Purchases of equity securities with readily determinable fair market values	(1,020)	—
Proceeds from sales of other real estate owned	612	1,834
Proceeds from disposal of fixed assets	1	—
Net decrease/(increase) in restricted stock	1,140	(515)
Net increase in loans	(17,195)	(43,032)
Purchases of premises and equipment	(2,223)	(1,878)
Net cash (used in)/provided by investing activities	(22,448)	3,164
Financing activities
Net increase/(decrease) in deposits	104,073	(10,582)
Issuance of common stock	226	215
Cash dividends paid on common stock	(4,278)	(3,951)
Net (decrease)/increase in short-term borrowings	(45,202)	4,788
Stock repurchase	—	(4,031)
Proceeds from long-term borrowings	—	90,000
Payments of long-term borrowings	(25,000)	(80,000)
Net cash provided by/(used in) financing activities	29,819	(3,561)
Increase in cash and cash equivalents	16,848	12,639
Cash and cash equivalents at beginning of the year	78,327	49,753
Cash and cash equivalents at end of period	$95,175	$62,392
Supplemental information
Interest paid	$25,030	$22,748
Taxes paid	$6,309	$3,243
Non-cash investing activities:
Transfers from loans to other real estate owned	$—	$69
Transfers from loans to other repossessed assets	$241	$—

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Basis of Presentation

The financial information is presented in accordance with generally accepted accounting principles and general practice for financial institutions in the United States of America (“GAAP”).  First United Corporation has prepared these unaudited condensed consolidated financial statements in accordance with GAAP for interim financial information, rules of the Securities and Exchange Commission that permit reduced disclosure for interim periods, and Article 8 of Regulation S-X.  Operating results for the nine- and three-month periods ended September 30, 2025 are not necessarily indicative of the results that may be expected for the full year or for any future interim period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Principles of Consolidation

The consolidated financial statements include the accounts of First United Corporation, First United Bank & Trust (the “Bank”), First United Statutory Trust I, First United Statutory Trust II, OakFirst Loan Center, LLC, OakFirst Loan Center, Inc. and First OREO Trust.  All significant inter-company accounts and transactions have been eliminated.

As used in these notes, the terms “the Corporation” “we”, “us”, and “our” refer to First United Corporation and, unless the context clearly requires otherwise, its consolidated subsidiaries.

The Corporation has evaluated events and transactions occurring subsequent to the statement of financial condition date of September 30, 2025 and through the date these consolidated financial statements were issued, for items of potential recognition or disclosure.

Note 2 – Accounting Statements Issued but Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740):  Improvements to Income Tax Disclosures.”  ASU 2023-09 requires public business entities to disclose in their rate reconciliation table additional categories of information about Federal, state, and foreign income taxes and to provide more details about the reconciling items in some categories if items meet a quantitative threshold.  ASU No. 2023-09 also requires all entities to disclose income taxes paid, net of refunds, disaggregated by Federal, state, and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold, among other things.  ASU No. 2023-09 became effective for annual periods beginning after December 15, 2024 and early adoption is permitted.  First United Corporation will adopt this ASU in its annual report for the period ending December 31, 2025 and does not believe that such adoption will have a material impact on the Corporation’s financial statements.

In November 2024, FASB issued ASU No. 2024-03, “Income Statement- Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40):  Disaggregation of Income Statement Expenses.”  ASU No. 2024-03 requires disaggregated disclosure of income statement expenses for public business entities.  ASU No. 2024-03 requires new financial statement disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense caption.  The prescribed categories include, among other things, employee compensation, depreciation, and intangible asset amortization.  Additionally, entities must disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses.  ASU No. 2024-03 is effective on a prospective basis for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, though early adoption and retrospective application is permitted.  ASU No. 2024-03 is not expected to have a material impact on our financial statements.

In July 2025, FASB issued ASU No. 2025-05,  “Financial Instruments- Credit Losses (Topic 326):  Measurement of Credit Losses for Accounts Receivable and Contract Assets.”   ASU No. 2025-05 provides all entities with a practical expedient in developing reasonable and supportable forecasts as part of estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606.  ASU No. 2025-05 is effective on a prospective basis or annual periods beginning after December 15, 2025, though early adoption and retroactive application is permitted.  ASU No. 2025-05 is not expected to have a material impact on our financial statements.

In September 2025, FASB issued ASU No. 2025-06, “Intangibles-  Goodwill and Other Internal Use Software (Subtopic 350-40):  Targeted Improvements to the Accounting for Internal-Use Software.”  ASU No. 2025-06 applies to all entities subject to internal-use software guidance in Subtopic 350-40 and website development costs in accordance with Subtopic 350-50.  The amendments in ASU No.2025-06 remove all reference to prescriptive and sequential software development stages.  Therefore, an entity is required to start capitalizing software costs when both the following occur:  1) management has authorized and committed to funding the software project and 2) it is probable that the project will be completed and the software will be used to perform the function intended.  ASU No. 2025-06 is effective on a prospective basis on annual periods beginning after December 15, 2027, though early adoption and retroactive application is permitted.  ASU No. 2025.06 is not expected to have a material impact on our financial statements.

Note 3 – Earnings Per Share

Basic earnings per share is derived by dividing net income available to shareholders by the weighted-average number of common shares outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents. Diluted earnings per share is derived by dividing net income available to shareholders by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents, such as restricted stock units (“RSUs”). There were no anti-dilutive shares outstanding at September 30, 2025 or September 30, 2024.

The following table sets forth the calculation of basic and diluted earnings per common share for the nine- and three-month periods ended September 30, 2025 and 2024:

	Nine months ended September 30,
	2025			2024
		Weighted			Weighted
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Income	Shares	Amount
Basic Earnings Per Share:

Net income	$18,738	6,487	$2.89	$14,383	6,546	$2.20

Diluted Earnings Per Share:

Restricted stock units		14			12

Net income	$18,738	6,501	$2.88	$14,383	6,558	$2.19

	Three months ended September 30,
	2025			2024
		Weighted			Weighted
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Income	Shares	Amount
Basic Earnings Per Share:

Net income	$6,948	6,496	$1.07	$5,771	6,468	$0.89

Diluted Earnings Per Share:

Restricted stock units		12			14

Net income	$6,948	6,508	$1.07	$5,771	6,482	$0.89

Note 4 – Investments

The following tables show a comparison of amortized cost and fair values of investment securities at September 30, 2025 and December 31, 2024:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
September 30, 2025
Available for Sale:
U.S. government agencies	$2,000	$—	$624	$—	$1,376
Residential mortgage-backed agencies	24,273	30	3,384	—	20,919
Commercial mortgage-backed agencies	37,988	—	7,943	—	30,045
Collateralized mortgage obligations	30,615	28	2,528	—	28,115
Obligations of states and political subdivisions	8,556	25	110	—	8,471
Corporate bonds	1,000	—	85	—	915
Collateralized debt obligations	18,759	—	3,540	—	15,219
Total available for sale	$123,191	$83	$18,214	$—	$105,060

(in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value	Allowance for Credit Losses
September 30, 2025
Held to Maturity:
U.S. government agencies	$68,521	$—	$8,337	$60,184	$—
Residential mortgage-backed agencies	32,834	83	2,626	30,291	—
Commercial mortgage-backed agencies	20,995	—	5,238	15,757	—
Collateralized mortgage obligations	46,171	—	7,300	38,871	—
Obligations of states and political subdivisions	4,399	219	591	4,027	102
Total held to maturity	$172,920	$302	$24,092	$149,130	$102

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
December 31, 2024
Available for Sale:
U.S. government agencies	$7,000	$—	$885	$—	$6,115
Residential mortgage-backed agencies	24,621	—	4,425	—	20,196
Commercial mortgage-backed agencies	37,205	—	8,571	—	28,634
Collateralized mortgage obligations	21,069	—	3,343	—	17,726
Obligations of states and political subdivisions	6,533	—	324	—	6,209
Corporate bonds	1,000	—	104	—	896
Collateralized debt obligations	18,686	—	3,968	—	14,718
Total available for sale	$116,114	$—	$21,620	$—	$94,494

(in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value	Allowance for Credit Losses
December 31, 2024
Held to Maturity:
U.S. government agencies	$68,301	$—	$11,192	$57,109	$—
Residential mortgage-backed agencies	32,171	1	3,561	28,611	—
Commercial mortgage-backed agencies	21,134	—	5,794	15,340	—
Collateralized mortgage obligations	49,439	—	9,724	39,715	—
Obligations of states and political subdivisions	4,511	177	703	3,985	59
Total held to maturity	$175,556	$178	$30,974	$144,760	$59

Proceeds from sales and calls of available-for-sale (“AFS”) securities and the realized gains and losses for the nine- and three-month periods ended September 30, 2025 and 2024 are as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Proceeds	$8,965	$—	$8,965	$—
Realized gains	203	—	203	—
Realized losses	106	—	106	—

The Corporation utilizes FASB Accounting Standards Codification (“ASC”) Topic 326 to evaluate its AFS and held-to-maturity (“HTM”) debt security portfolio for expected credit losses.

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

As of September 30, 2025 and December 31, 2024, the Corporation recorded ACL of approximately $102,000 and $59,000, respectively, related to one municipal bond in its HTM security portfolio.

The following tables show the Corporation’s investment securities with gross unrealized and unrecognized losses and fair values at September 30, 2025 and December 31, 2024, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized and unrecognized loss position:

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrealized Losses	Number of Investments	Fair Value	Unrealized Losses	Number of Investments
September 30, 2025
Available for Sale:
U.S. government agencies	$—	$—	—	$1,376	$624	1
Residential mortgage-backed agencies	—	—	—	17,610	3,384	3
Commercial mortgage-backed agencies	3,092	126	2	26,953	7,817	8
Collateralized mortgage obligations	8,955	45	1	14,479	2,483	9
Obligations of states and political subdivisions	—	—	—	4,183	110	4
Corporate bonds	—	—	—	915	85	1
Collateralized debt obligations	—	—	—	15,219	3,540	9
Total available for sale	$12,047	$171	3	$80,735	$18,043	35

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrecognized Losses	Number of Investments	Fair Value	Unrecognized Losses	Number of Investments
September 30, 2025
Held to Maturity:
U.S. government agencies	$—	$—	—	$60,184	8,337	9
Residential mortgage-backed agencies	2,247	8	2	19,718	2,618	35
Commercial mortgage-backed agencies	—	—	—	15,757	5,238	2
Collateralized mortgage obligations	—	—	—	38,871	7,300	8
Obligations of states and political subdivisions	—	—	—	2,269	591	1
Total held to maturity	$2,247	$8	2	$136,799	$24,084	55

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrealized Losses	Number of Investments	Fair Value	Unrealized Losses	Number of Investments
December 31, 2024
Available for Sale:
U.S. government agencies	$—	$—	—	$6,115	$885	2
Residential mortgage-backed agencies	1,974	18	1	18,222	4,407	3
Commercial mortgage-backed agencies	1,688	59	1	26,946	8,512	8
Collateralized mortgage obligations	2,892	50	1	14,834	3,293	9
Obligations of states and political subdivisions	1,224	18	2	3,742	306	3
Corporate Bonds	—	—	—	896	104	1
Collateralized debt obligations	—	—	—	14,718	3,968	9
Total available for sale	$7,778	$145	5	$85,473	$21,475	35

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrecognized Losses	Number of Investments	Fair Value	Unrecognized Losses	Number of Investments
December 31, 2024
Held to Maturity:
U.S. government agencies	$—	$—	—	$57,109	$11,192	9
Residential mortgage-backed agencies	8,291	132	5	20,243	3,429	35
Commercial mortgage-backed agencies	—	—	—	15,340	5,794	2
Collateralized mortgage obligations	—	—	—	39,715	9,724	8
Obligations of states and political subdivisions	—	—	—	2,179	703	1
Total held to maturity	$8,291	$132	5	$134,586	$30,842	55

The amortized cost and estimated fair value of securities by contractual maturities at September 30, 2025 are shown in the following table.  Expected maturities for mortgage-backed securities and collateralized mortgage obligations will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2025
(in thousands)	Amortized Cost	Fair Value
Contractual Maturity
Available for Sale:
Due in one year or less	$2,241	$2,251
Due after five years through ten years	4,418	4,329
Due after ten years	23,656	19,401
	30,315	25,981
Residential mortgage-backed agencies	24,273	20,919
Commercial mortgage-backed agencies	37,988	30,045
Collateralized mortgage obligations	30,615	28,115
Total available for sale	$123,191	$105,060
Held to Maturity:
Due after one year through five years	$17,050	$16,542
Due after five years through ten years	36,052	32,102
Due after ten years	19,818	15,567
	72,920	64,211
Residential mortgage-backed agencies	32,834	30,291
Commercial mortgage-backed agencies	20,995	15,757
Collateralized mortgage obligations	46,171	38,871
Total held to maturity	$172,920	$149,130

At September 30, 2025 and December 31, 2024, AFS investment securities with an aggregate fair value of $88.0 million and $71.6 million, respectively, and HTM investment securities with an aggregate book value of $171.0 million and $161.2 million, respectively, were pledged as permitted or required to secure public deposits, for securities sold under agreements to repurchase as required or permitted by law and as collateral for borrowing capacity.

Note 5 – Loans and Related Allowance for Credit Losses

The following table summarizes the primary segments of the loan portfolio at September 30, 2025 and December 31, 2024:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
September 30, 2025
Individually evaluated for impairment	$516	$—	$1,131	$1,686	$—	$3,333
Collectively evaluated for impairment	553,902	93,968	277,948	519,631	47,980	1,493,429
Total loans	$554,418	$93,968	$279,079	$521,317	$47,980	$1,496,762
December 31, 2024
Individually evaluated for impairment	$574	$—	$2,048	$1,810	$—	$4,432
Collectively evaluated for impairment	525,790	95,314	285,486	517,005	52,766	1,476,361
Total loans	$526,364	$95,314	$287,534	$518,815	$52,766	$1,480,793

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans at September 30, 2025 and December 31, 2024:

(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due and Accruing	Non- Accrual	Total Loans
September 30, 2025
Commercial real estate:
Non-owner-occupied	$315,894	$—	$103	$—	$103	$—	$315,997
All other CRE	237,521	—	307	—	307	593	238,421
Acquisition and development:
1-4 family residential construction	21,444	—	—	—	—	—	21,444
All other A&D	72,502	—	—	—	—	22	72,524
Commercial and industrial	277,479	75	388	6	469	1,131	279,079
Residential mortgage:
Residential mortgage - term	450,611	65	768	469	1,302	1,929	453,842
Residential mortgage - home equity	66,148	754	126	308	1,188	139	67,475
Consumer	47,453	433	65	18	516	11	47,980
Total	$1,489,052	$1,327	$1,757	$801	$3,885	$3,825	$1,496,762
December 31, 2024
Commercial real estate:
Non-owner-occupied	$296,259	$—	$—	$—	$—	$—	$296,259
All other CRE	228,875	257	—	317	574	656	230,105
Acquisition and development:
1-4 family residential construction	16,630	—	—	—	—	—	16,630
All other A&D	78,588	—	14	—	14	82	78,684
Commercial and industrial	285,675	—	21	—	21	1,838	287,534
Residential mortgage:
Residential mortgage - term	447,161	66	2,411	504	2,981	2,100	452,242
Residential mortgage - home equity	65,824	371	228	69	668	81	66,573
Consumer	52,117	364	83	28	475	174	52,766
Total	$1,471,129	$1,058	$2,757	$918	$4,733	$4,931	$1,480,793

Non-accrual loans that have been subject to partial charge-offs totaled $0.3 million and $0.7 million at September 30, 2025 and December 31, 2024, respectively.  Loans secured by 1-4 family residential real estate properties in the process of foreclosure totaled $0.2 million and $1.6 million at September 30, 2025 and December 31, 2024, respectively.  As a percentage of the loan portfolio, accruing loans past due 30 days or more were 0.26% at September 30, 2025 compared to 0.32% at December 31, 2024.

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

The following table summarizes the primary segments of the ACL at September 30, 2025 and December 31, 2024, segregated by the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
September 30, 2025
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	5,811	1,003	4,478	7,101	696	19,089
Total ACL	$5,811	$1,003	$4,478	$7,101	$696	$19,089
December 31, 2024
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	5,272	909	4,205	7,010	774	18,170
Total ACL	$5,272	$909	$4,205	$7,010	$774	$18,170

Changes in the fair value of the types of collateral for individually evaluated loans are reported as provision for credit loss in the period of change.  The evaluation of the need and amount of a specific allocation of the ACL and whether a loan can be removed from impairment status is made on a quarterly basis.

The following tables present the amortized cost basis of collateral-dependent individually evaluated loans as of September 30, 2025 and December 31, 2024.

	September 30, 2025
(in thousands)	Real Estate	Other Collateral	Non-Accrual Loans with No Allowance
Commercial real estate	$516	$—	$516
Commercial and industrial	—	1,131	1,131
Residential mortgage	1,686	—	1,686
Total Loans	$2,202	$1,131	$3,333

	December 31, 2024
(in thousands)	Real Estate	Other Collateral	Non-Accrual Loans with No Allowance
Commercial real estate	$574	$—	$574
Commercial and industrial	—	2,048	2,048
Residential mortgage	1,810	—	1,810
Total Loans	$2,384	$2,048	$4,432

The following tables present the activity in the ACL for the nine- and three-month periods ended September 30, 2025 and 2024:

Nine months ended (in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
Beginning balance at January 1, 2025	$5,272	$909	$4,205	$7,010	$774	$18,170
Loan charge-offs	—	(9)	(897)	(15)	(612)	(1,533)
Recoveries collected	—	304	35	36	212	587
Credit loss expense/(credit)	539	(201)	1,135	70	322	1,865
ACL balance at September 30, 2025	$5,811	$1,003	$4,478	$7,101	$696	$19,089
Beginning balance at January 1, 2024	$5,120	$940	$3,717	$6,774	$929	$17,480
Loan charge-offs	—	—	(1,297)	(45)	(1,193)	(2,535)
Recoveries collected	37	48	203	68	302	658
Credit loss (credit)/expense	(250)	(44)	1,848	44	809	2,407
ACL balance at September 30, 2024	$4,907	$944	$4,471	$6,841	$847	$18,010

Three months ended (in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
ACL balance at July 1, 2025	$6,166	$1,043	$4,226	$6,902	$707	$19,044
Loan charge-offs	—	—	(527)	(15)	(213)	(755)
Recoveries collected	—	233	22	7	58	320
Credit loss (credit)/expense	(355)	(273)	757	207	144	480
ACL balance at September 30, 2025	$5,811	$1,003	$4,478	$7,101	$696	$19,089
ACL balance at July 1, 2024	$4,852	$992	$3,964	$7,162	$953	$17,923
Loan charge-offs	—	—	(67)	—	(369)	(436)
Recoveries collected	—	42	170	41	75	328
Credit loss expense/(credit)	55	(90)	404	(362)	188	195
ACL balance at September 30, 2024	$4,907	$944	$4,471	$6,841	$847	$18,010

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

The following tables present loan balances by year of origination and internally assigned risk rating for our portfolio segments for the periods presented:

(in thousands)	2025	2024	2023	2022	2021	2020 and Prior	Revolving	Total Portfolio Loans
September 30, 2025
Commercial real estate:
Non-owner-occupied
Pass	$22,454	$22,556	$35,640	$70,490	$28,017	$125,502	$9,341	$314,000
Special Mention	—	—	103	—	—	—	—	103
Substandard	—	—	—	—	—	1,894	—	1,894
Total non-owner occupied	22,454	22,556	35,743	70,490	28,017	127,396	9,341	315,997
Current period gross charge-offs	—	—	—	—	—	—	—	—
All other CRE
Pass	14,806	52,970	31,877	27,309	21,233	77,826	4,392	230,413
Special Mention	—	—	—	—	870	712	—	1,582
Substandard	—	920	—	—	1,719	3,239	548	6,426
Total all other CRE	14,806	53,890	31,877	27,309	23,822	81,777	4,940	238,421
Current period gross charge-offs	—	—	—	—	—	—	—	—
Acquisition and development:
1-4 family residential construction
Pass	7,775	9,205	529	—	—	—	3,935	21,444
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total acquisition and development	7,775	9,205	529	—	—	—	3,935	21,444
Current period gross charge-offs	—	—	—	—	—	—	—	—
All other A&D
Pass	11,559	19,269	12,284	2,592	1,643	9,351	15,505	72,203
Special Mention	—	—	—	—	—	—	—	—
Substandard	299	—	—	—	—	22	—	321
Total all other A&D	11,858	19,269	12,284	2,592	1,643	9,373	15,505	72,524
Current period gross charge-offs	—	—	—	—	—	9	—	9
Commercial and industrial:
Pass	13,701	19,970	19,416	56,818	12,420	15,652	92,826	230,803
Special Mention	—	4,250	19,277	3,660	38	—	6,051	33,276
Substandard	24	106	18	951	202	8,122	5,577	15,000
Total commercial and industrial	13,725	24,326	38,711	61,429	12,660	23,774	104,454	279,079
Current period gross charge-offs	—	—	—	—	480	417	—	897
Residential mortgage:
Residential mortgage - term
Pass	20,285	39,943	68,576	88,842	71,810	154,741	1,087	445,284
Special Mention	—	—	—	—	—	490	—	490
Substandard	—	—	133	867	2,098	4,947	23	8,068
Total residential mortgage - term	20,285	39,943	68,709	89,709	73,908	160,178	1,110	453,842
Current period gross charge-offs	—	—	—	—	—	—	—	—
Residential mortgage - home equity
Pass	367	73	681	3,332	573	904	60,382	66,312
Special Mention	—	—	—	—	—	—	50	50
Substandard	—	—	—	—	—	10	1,103	1,113
Total residential mortgage - home equity	367	73	681	3,332	573	914	61,535	67,475
Current period gross charge-offs	—	—	—	—	—	15	—	15
Consumer:
Pass	8,130	7,787	7,375	3,962	1,966	15,794	2,740	47,754
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	24	87	55	15	17	28	226
Total consumer	8,130	7,811	7,462	4,017	1,981	15,811	2,768	47,980
Current period gross charge-offs	225	85	152	18	99	33	—	612
Total Portfolio Loans
Pass	99,077	171,773	176,378	253,345	137,662	399,770	190,208	1,428,213
Special Mention	—	4,250	19,380	3,660	908	1,202	6,101	35,501
Substandard	323	1,050	238	1,873	4,034	18,251	7,279	33,048
Total Portfolio Loans	$99,400	$177,073	$195,996	$258,878	$142,604	$419,223	$203,588	$1,496,762
Current YTD Period:
Current period gross charge-offs	$225	$85	$152	$18	$579	$474	$—	$1,533

(in thousands)	2024	2023	2022	2021	2020	2019 and Prior	Revolving	Total Portfolio Loans
December 31, 2024
Commercial real estate:
Non-owner-occupied
Pass	$22,807	$23,454	$73,649	$28,941	$52,080	$89,977	$1,960	$292,868
Special Mention	—	—	—	—	706	—	—	706
Substandard	—	—	—	—	—	2,685	—	2,685
Total non-owner occupied	22,807	23,454	73,649	28,941	52,786	92,662	1,960	296,259
Current period gross charge-offs	—	—	—	—	—	—	—	—
All other CRE
Pass	42,855	32,599	29,951	24,073	16,842	72,630	4,535	223,485
Special Mention	—	—	—	—	199	—	—	199
Substandard	994	—	—	1,744	—	3,453	230	6,421
Total all other CRE	43,849	32,599	29,951	25,817	17,041	76,083	4,765	230,105
Current period gross charge-offs	—	—	—	—	—	—	—	—
Acquisition and development:
1-4 family residential construction
Pass	11,686	3,317	—	—	—	—	1,627	16,630
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total acquisition and development	11,686	3,317	—	—	—	—	1,627	16,630
Current period gross charge-offs	—	—	—	—	—	—	—	—
All other A&D
Pass	23,304	24,114	10,672	1,848	1,773	9,230	7,661	78,602
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	82	—	82
Total all other A&D	23,304	24,114	10,672	1,848	1,773	9,312	7,661	78,684
Current period gross charge-offs	—	—	—	—	—	—	—	—
Commercial and industrial:
Pass	35,898	29,786	65,663	17,558	6,777	13,758	75,440	244,880
Special Mention	4,250	13,000	3,500	—	1,842	—	9,084	31,676
Substandard	122	—	1,209	680	6,562	692	1,713	10,978
Total commercial and industrial	40,270	42,786	70,372	18,238	15,181	14,450	86,237	287,534
Current period gross charge-offs	465	—	125	892	41	87	—	1,610
Residential mortgage:
Residential mortgage - term
Pass	32,582	70,643	91,775	78,892	35,790	133,725	1,235	444,642
Special Mention	—	—	684	840	—	—	—	1,524
Substandard	—	—	60	1,054	—	4,923	39	6,076
Total residential mortgage - term	32,582	70,643	92,519	80,786	35,790	138,648	1,274	452,242
Current period gross charge-offs	—	—	—	—	—	30	—	30
Residential mortgage - home equity
Pass	171	803	3,948	696	361	622	59,307	65,908
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	33	12	620	665
Total residential mortgage - home equity	171	803	3,948	696	394	634	59,927	66,573
Current period gross charge-offs	—	—	15	—	—	—	—	15
Consumer:
Pass	11,132	10,945	6,312	3,525	1,091	16,593	2,833	52,431
Special Mention	—	—	—	—	—	—	—	—
Substandard	3	177	100	24	25	4	2	335
Total consumer	11,135	11,122	6,412	3,549	1,116	16,597	2,835	52,766
Current period gross charge-offs	204	314	109	64	23	655	—	1,369
Total Portfolio Loans
Pass	180,435	195,661	281,970	155,533	114,714	336,535	154,598	1,419,446
Special Mention	4,250	13,000	4,184	840	2,747	—	9,084	34,105
Substandard	1,119	177	1,369	3,502	6,620	11,851	2,604	27,242
Total Portfolio Loans	$185,804	$208,838	$287,523	$159,875	$124,081	$348,386	$166,286	$1,480,793
Current YTD Period:
Current period gross charge-offs	$669	$314	$249	$956	$64	$772	$—	$3,024

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past.

The following tables present loan balances by year of origination segregated by performing and non-performing loans for the periods presented:

(in thousands)	2025	2024	2023	2022	2021	2020 and Prior	Revolving	Total Portfolio Loans
September 30, 2025
Commercial real estate:
Non-owner-occupied
Performing	$22,454	$22,556	$35,743	$70,490	$28,017	$127,396	$9,341	$315,997
Nonperforming	—	—	—	—	—	—	—	—
Total non-owner occupied	22,454	22,556	35,743	70,490	28,017	127,396	9,341	315,997
All other CRE
Performing	14,806	53,890	31,877	27,309	23,822	81,184	4,940	237,828
Nonperforming	—	—	—	—	—	593	—	593
Total all other CRE	14,806	53,890	31,877	27,309	23,822	81,777	4,940	238,421
Acquisition and development:
1-4 family residential construction
Performing	7,775	9,205	529	—	—	—	3,935	21,444
Nonperforming	—	—	—	—	—	—	—	—
Total acquisition and development	7,775	9,205	529	—	—	—	3,935	21,444
All other A&D
Performing	11,858	19,269	12,284	2,592	1,643	9,351	15,505	72,502
Nonperforming	—	—	—	—	—	22	—	22
Total all other A&D	11,858	19,269	12,284	2,592	1,643	9,373	15,505	72,524
Commercial and industrial:
Performing	13,725	24,326	38,705	60,478	12,480	23,774	104,454	277,942
Nonperforming	—	—	6	951	180	—	—	1,137
Total commercial and industrial	13,725	24,326	38,711	61,429	12,660	23,774	104,454	279,079
Residential mortgage:
Residential mortgage - term
Performing	20,285	39,943	68,576	89,709	73,527	158,294	1,110	451,444
Nonperforming	—	—	133	—	381	1,884	—	2,398
Total residential mortgage - term	20,285	39,943	68,709	89,709	73,908	160,178	1,110	453,842
Residential mortgage - home equity
Performing	367	73	681	3,332	573	914	61,088	67,028
Nonperforming	—	—	—	—	—	—	447	447
Total residential mortgage - home equity	367	73	681	3,332	573	914	61,535	67,475
Consumer:
Performing	8,130	7,806	7,451	4,004	1,981	15,811	2,768	47,951
Nonperforming	—	5	11	13	—	—	—	29
Total consumer	8,130	7,811	7,462	4,017	1,981	15,811	2,768	47,980
Total Portfolio Loans
Performing	99,400	177,068	195,846	257,914	142,043	416,724	203,141	1,492,136
Nonperforming	—	5	150	964	561	2,499	447	4,626
Total Portfolio Loans	$99,400	$177,073	$195,996	$258,878	$142,604	$419,223	$203,588	$1,496,762

(in thousands)	2024	2023	2022	2021	2020	2019 and Prior	Revolving	Total Portfolio Loans
December 31, 2024
Commercial real estate:
Non-owner-occupied
Performing	$22,807	$23,454	$73,649	$28,941	$52,786	$92,662	$1,960	$296,259
Nonperforming	—	—	—	—	—	—	—	—
Total non-owner occupied	22,807	23,454	73,649	28,941	52,786	92,662	1,960	296,259
All other CRE
Performing	43,849	32,599	29,951	25,500	17,041	75,427	4,765	229,132
Nonperforming	—	—	—	317	—	656	—	973
Total all other CRE	43,849	32,599	29,951	25,817	17,041	76,083	4,765	230,105
Acquisition and development:
1-4 family residential construction
Performing	11,686	3,317	—	—	—	—	1,627	16,630
Nonperforming	—	—	—	—	—	—	—	—
Total acquisition and development	11,686	3,317	—	—	—	—	1,627	16,630
All other A&D
Performing	23,304	24,114	10,672	1,848	1,773	9,230	7,661	78,602
Nonperforming	—	—	—	—	—	82	—	82
Total all other A&D	23,304	24,114	10,672	1,848	1,773	9,312	7,661	78,684
Commercial and industrial:
Performing	40,270	42,786	69,180	17,592	15,181	14,450	86,237	285,696
Nonperforming	—	—	1,192	646	—	—	—	1,838
Total commercial and industrial	40,270	42,786	70,372	18,238	15,181	14,450	86,237	287,534
Residential mortgage:
Residential mortgage - term
Performing	32,582	70,643	92,519	80,661	35,790	136,184	1,259	449,638
Nonperforming	—	—	—	125	—	2,464	15	2,604
Total residential mortgage - term	32,582	70,643	92,519	80,786	35,790	138,648	1,274	452,242
Residential mortgage - home equity
Performing	171	803	3,948	696	361	634	59,810	66,423
Nonperforming	—	—	—	—	33	—	117	150
Total residential mortgage - home equity	171	803	3,948	696	394	634	59,927	66,573
Consumer:
Performing	11,135	11,008	6,378	3,549	1,116	16,543	2,835	52,564
Nonperforming	—	114	34	—	—	54	—	202
Total consumer	11,135	11,122	6,412	3,549	1,116	16,597	2,835	52,766
Total Portfolio Loans
Performing	185,804	208,724	286,297	158,787	124,048	345,130	166,154	1,474,944
Nonperforming	—	114	1,226	1,088	33	3,256	132	5,849
Total Portfolio Loans	$185,804	$208,838	$287,523	$159,875	$124,081	$348,386	$166,286	$1,480,793

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

The following tables present the amortized cost basis as of September 30, 2025 and the financial effect of loans modified to borrowers experiencing financial difficulty during the nine-month periods ended September 30, 2025 and 2024 and three-month period ended September 30, 2024.  There were no loans modified to borrowers facing financial difficulty during the three-month period ended September 30, 2025:

(in thousands)	Term Extension	Percentage of Total Loan Type	Weighted Average Term and Principal Payment Extension
Nine months ended September 30, 2025
Owner-occupied commercial real estate	$868	0.36%	12 months
Commercial and industrial	23	0.01%	60 months
Total	$891

Nine months ended September 30, 2024
Owner-occupied commercial real estate	$888	0.43%	12 months
Commercial and industrial	127	0.05%	60 months
Total	$1,015

(in thousands)	Term Extension	Percentage of Total Loan Type	Weighted Average Term and Principal Payment Extension
Three months ended September 30, 2024
Commercial and industrial	$127	0.05%	60 months
Total	$127

The Corporation monitors loan payments on performing and non-performing loans on an ongoing basis to determine if a loan is considered to have a payment default.  The borrowers for whom loan modifications were made in the nine-month period ended September 30, 2025 have made all contractual payments.

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

The fair value of investments available-for-sale is determined using a market approach. At September 30, 2025 and December 31, 2024, the U.S. Government agencies and treasuries, residential and commercial mortgage-backed securities, and municipal bonds segments were classified as Level 2 within the valuation hierarchy. Their fair values were determined based upon market-corroborated inputs and valuation matrices, which were obtained through third party data service providers or securities brokers through which we have historically transacted both purchases and sales of investment securities.

Equity investments not held for trading with readily determinable fair values consisted of money market mutual funds as of September 30, 2025 and are classified as Level 1 within the valuation hierarchy.  Their fair values were determined based upon daily published net asset values with which investors can freely redeem from the fund.

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

Other real estate owned (“OREO”) – OREO included in the table below are recorded with specific write-downs. Fair value of other real estate owned was based on independent third-party appraisals of the properties. These values were determined based on the sales prices of similar properties in the approximate geographic area. These assets are included as Level 3 fair values based upon the lowest level of input that is significant to the fair value measurements.

For assets measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2025 and December 31, 2024 were as follows:

		Fair Value Measurements at September 30, 2025 Using
		Quoted
		Prices in	Significant
	Assets	Active Markets	Other	Significant
	Measured at	for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
(in thousands)	09/30/25	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$1,376		$1,376
Residential mortgage-backed agencies	$20,919		$20,919
Commercial mortgage-backed agencies	$30,045		$30,045
Collateralized mortgage obligations	$28,115		$28,115
Obligations of states and political subdivisions	$8,471		$8,471
Corporate bonds	$915		$915
Collateralized debt obligations	$15,219			$15,219
Equity investments not held for trading with readily determinable fair values	$1,020	$1,020
Financial derivatives	$167		$167
Non-recurring:
Individually evaluated loans, net	$284			$284
Equity investment	$4,365			$4,365

		Fair Value Measurements at December 31, 2024 Using
		Quoted
		Prices in	Significant
	Assets/(liabilities)	Active Markets	Other	Significant
	Measured at	for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
(in thousands)	12/31/24	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$6,115		$6,115
Residential mortgage-backed agencies	$20,196		$20,196
Commercial mortgage-backed agencies	$28,634		$28,634
Collateralized mortgage obligations	$17,726		$17,726
Obligations of states and political subdivisions	$6,209		$6,209
Corporate bonds	$896		$896
Collateralized debt obligations	$14,718			$14,718
Financial derivatives	$455		$455
Non-recurring:
Individually evaluated loans, net	$647			$647
Equity investment	$3,928			$3,928
Other real estate owned	$2,698			$2,698

Individually evaluated loans, with no valuation allowance, had a net carrying amount of $3.3 million and $4.4 million at September 30, 2025 and December 31, 2024, respectively.  Individually evaluated loans recorded at fair value at September 30, 2025 and December 31, 2024 totaled $0.3 million and $0.6 million, respectively, which amounts were inclusive of $0.7 million and  $0.2 million in partial charge-offs recorded in the nine-month period ended September 30, 2025 and the year ended December 31, 2024, respectively.

There were no transfers of assets between any of the fair value hierarchy for the nine- or three-month periods ended September 30, 2025 or 2024.

For Level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2025 and December 31, 2024, the significant unobservable inputs used in the fair value measurements were as follows:

(in thousands)	Fair Value at September 30, 2025	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:
Investment securities – available for sale -CDO	$15,219	Discounted Cash Flow	Discount Margin	Range of high 200 to high 400

Non-recurring:
Individually evaluated loans, net	$284	Market Comparable Properties	Marketability Discount	N/A

Equity investment	$4,365	Market Method	Revenue Multiples	2.8x

(in thousands)	Fair Value at December 31, 2024	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:
Investment securities – available for sale -CDO	$14,718	Discounted Cash Flow	Discount Margin	Range of low to mid 300 and low 500

Non-recurring:
Individually Evaluated Loans	$647	Market Comparable Properties	Marketability Discount	N/A

Equity investment	$3,928	Market Method	Revenue Multiples	2.8x

Other real estate owned (1)	$2,698	Market Comparable Properties	Marketability Discount	5.0% to 15.0% (weighted avg 5.9%)

(1)	Range would include discounts taken since appraisal and estimated values

The following tables show a reconciliation of the beginning and ending balances for fair valued assets measured on a recurring basis using Level 3 significant unobservable inputs for the nine- and three-month periods ended September 30, 2025 and 2024:

Fair Value Measurements
Using Significant Unobservable Inputs
(Level 3)
Investment Securities
(in thousands)	Available for Sale
Beginning balance January 1, 2025	$14,718
Total gains realized/unrealized:
Included in other comprehensive income	501
Ending balance September 30, 2025	$15,219

Fair Value Measurements
Using Significant Unobservable Inputs
(Level 3)
Investment Securities
(in thousands)	Available for Sale
Beginning balance January 1, 2024	$14,709
Total gains realized/unrealized:
Included in other comprehensive income	70
Ending balance September 30, 2024	$14,779

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale
Beginning balance July 1, 2025	$15,241
Total losses realized/unrealized:
Included in other comprehensive income	(22)
Ending balance September 30, 2025	$15,219

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale
Beginning balance July 1, 2024	$13,975
Total gains realized/unrealized:
Included in other comprehensive income	804
Ending balance September 30, 2024	$14,779

There were no gains or losses included in earnings attributable to the change in realized/unrealized gains or losses related to the assets for the nine- or three-month periods ended September 30, 2025 or 2024.

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

The following tables present fair value information about financial instruments, whether or not recognized in the Consolidated Statement of Financial Condition, for which it is practicable to estimate that value. The actual carrying amounts and estimated fair values of the Corporation’s financial instruments that are included in the Consolidated Statement of Financial Condition are as follows:

	September 30, 2025		Fair Value Measurements
			Quoted
			Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$92,268	$92,268	$92,268
Interest bearing deposits in banks	2,907	2,907	2,907
Investment securities - AFS	105,060	105,060		$89,841	$15,219
Investment securities - HTM	172,818	149,130		147,372	1,758
Equity securities not held for trading with readily determinable fair values	1,020	1,020	1,020
Restricted bank stock	4,628	N/A
Loans, net	1,477,200	1,455,425			1,455,425
Financial derivatives	167	167		167
Accrued interest receivable	7,479	7,479		758	6,721
Financial Liabilities:
Deposits - non-maturity	1,476,074	1,476,074		1,476,074
Deposits - time deposits	202,828	201,916		201,916
Short-term borrowed funds	20,207	20,207		20,207
Long-term borrowed funds	95,929	96,086		96,086
Accrued interest payable	661	661		661

	December 31, 2024		Fair Value Measurements
			Quoted
			Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$77,020	$77,020	$77,020
Interest bearing deposits in banks	1,307	1,307	1,307
Investment securities - AFS	94,494	94,494		$79,776	$14,718
Investment securities - HTM	175,497	144,760		142,954	1,806
Restricted bank stock	5,768	N/A
Loans, net	1,462,181	1,421,600			1,421,600
Financial derivative	455	455		455
Accrued interest receivable	7,473	7,473		827	6,646
Financial Liabilities:
Deposits - non-maturity	1,431,662	1,431,662		1,431,662
Deposits - time deposits	143,167	141,698		141,698
Short-term borrowed funds	65,409	65,409		65,409
Long-term borrowed funds	120,929	119,586		119,586
Accrued interest payable	489	489		489

Note 7 – Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive loss for the nine- and three-month periods ended September 30, 2025 and 2024:

	Investment
	securities-
	with credit	Investment
	related	securities-	Investment
	impairment	all other	securities-	Cash Flow	Pension
(in thousands)	AFS	AFS	HTM	Hedge	Plan	SERP	Total
Accumulated OCL, net:
Balance - January 1, 2025	$(2,592)	$(13,792)	$(4,696)	$372	$(9,723)	$183	$(30,248)
Other comprehensive income/(loss) before reclassifications	6	1,357	—	(85)	(1,562)	—	(284)
Amounts reclassified from accumulated other comprehensive income	(37)	—	113	—	97	—	173
Balance - March 31, 2025	$(2,623)	$(12,435)	$(4,583)	$287	$(11,188)	$183	$(30,359)
Other comprehensive income/(loss) before reclassifications	365	356	—	(64)	1,545	—	2,202
Amounts reclassified from accumulated other comprehensive income	(37)	—	120	—	97	—	180
Balance - June 30, 2025	$(2,295)	$(12,079)	$(4,463)	$223	$(9,546)	$183	$(27,977)
Other comprehensive income/(loss)before reclassifications	5	654	—	(77)	1,819	—	2,401
Amounts reclassified from accumulated other comprehensive income	(37)	(71)	135	—	96	—	123
Balance - September 30, 2025	$(2,327)	$(11,496)	$(4,328)	$146	$(7,631)	$183	$(25,453)

	Investment
	securities-
	with credit	Investment
	related	securities-	Investment
	impairment	all other	securities-	Cash Flow	Pension
(in thousands)	AFS	AFS	HTM	Hedge	Plan	SERP	Total
Balance - January 1, 2024	$(2,482)	$(13,217)	$(5,201)	$569	$(14,263)	$(1,233)	$(35,827)
Other comprehensive income/(loss) before reclassifications	155	(459)	—	54	1,096	—	846
Amounts reclassified from accumulated other comprehensive income	(37)	—	118	—	149	29	259
Balance - March 31, 2024	$(2,364)	$(13,676)	$(5,083)	$623	$(13,018)	$(1,204)	$(34,722)
Other comprehensive (loss)/income before reclassifications	(620)	(528)	—	(51)	(396)	-	(1,595)
Amounts reclassified from accumulated other comprehensive loss	(40)	—	118	—	150	29	257
Balance - June 30, 2024	$(3,024)	$(14,204)	$(4,965)	$572	$(13,264)	$(1,175)	$(36,060)
Other comprehensive income/(loss) before reclassifications	544	2,491	—	(238)	2,377	-	5,174
Amounts reclassified from accumulated other comprehensive loss	(38)	—	134	—	148	29	273
Balance - September 30, 2024	$(2,518)	$(11,713)	$(4,831)	$334	$(10,739)	$(1,146)	$(30,613)

The following tables present the components of other comprehensive income for the nine- and three-month periods ended September 30, 2025 and 2024:

	Before	Tax
Components of Other Comprehensive Income	Tax	(Expense)
(in thousands)	Amount	Benefit	Net
For the nine months ended September 30, 2025
Available for sale (AFS) securities with credit related impairment:
Unrealized holding gains	$513	$(137)	$376
Less: accretable yield recognized in income	152	(41)	111
Net unrealized gains on investments with credit related impairment	361	(96)	265
Available for sale securities – all other:
Unrealized holding gains	3,225	(858)	2,367
Less: gains recognized in income	97	(26)	71
Net unrealized gains on all other AFS securities	3,128	(832)	2,296
Held to maturity securities:
Unrealized holding gains on securities transferred to held to maturity	—	—	—
Less: amortization recognized in income	(502)	134	(368)
Net unrealized gains on HTM securities	502	(134)	368
Cash flow hedges:
Unrealized holding losses	(287)	61	(226)
Pension Plan:
Unrealized net actuarial gains	2,455	(653)	1,802
Less: amortization of unrecognized gains	(397)	107	(290)
Net pension plan asset adjustment	2,852	(760)	2,092
Other comprehensive income	$6,556	$(1,761)	$4,795

	Before	Tax
Components of Other Comprehensive Income	Tax	(Expense)
(in thousands)	Amount	Benefit	Net
For the nine months ended September 30, 2024
Available for sale (AFS) securities with credit related impairment:
Unrealized holding gains	$103	$(24)	$79
Less: accretable yield recognized in income	152	(37)	115
Net unrealized losses on investments with credit related impairment	(49)	13	(36)
Available for sale securities – all other:
Unrealized holding gains	2,044	(540)	1,504
Held to maturity securities:
Unrealized holding gains on securities transferred to held to maturity	—	—	—
Less: amortization recognized in income	(503)	133	(370)
Net unrealized gains on HTM securities	503	(133)	370
Cash flow hedges:
Unrealized holding losses	(319)	84	(235)
Pension Plan:
Unrealized net actuarial gains	4,181	(1,104)	3,077
Less: amortization of unrecognized losses	(608)	161	(447)
Net pension plan asset adjustment	4,789	(1,265)	3,524
SERP:
Unrealized net actuarial gains	—	—	—
Less: amortization of unrecognized losses	(118)	31	(87)
Net SERP liability adjustment	118	(31)	87
Other comprehensive income	$7,086	$(1,872)	$5,214

Components of Other Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the three months ended September 30, 2025
Available for sale (AFS) securities with credit related impairment:
Unrealized holding gains	$7	$(2)	$5
Less: accretable yield recognized in income	51	(14)	37
Net unrealized gains on investments with credit related impairment	(44)	12	(32)
Available for sale securities – all other:
Unrealized holding gains	891	(237)	654
Less: gains recognized in income	97	(26)	71
Net unrealized gains on all other AFS securities	794	(211)	583
Held to maturity securities:
Unrealized holding gains	—	—	—
Less: amortization recognized in income	(185)	50	(135)
Net unrealized gains on HTM securities	185	(50)	135
Cash flow hedges:
Unrealized holding losses	(98)	21	(77)
Pension Plan:
Unrealized net actuarial gains	2,478	(659)	1,819
Less: amortization of unrecognized loss	(132)	36	(96)
Net pension plan asset adjustment	2,610	(695)	1,915
Other comprehensive income	$3,447	$(923)	$2,524

Components of Other Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the three months ended September 30, 2024
Available for sale (AFS) securities with credit related impairment:
Unrealized holding gains	$740	$(196)	$544
Less: accretable yield recognized in income	51	(13)	38
Net unrealized gains on investments with credit related impairment	689	(183)	506
Available for sale securities – all other:
Unrealized holding gains	3,384	(893)	2,491
Net unrealized gains on all other AFS securities	3,384	(893)	2,491
Held to maturity securities:
Unrealized holding gains	—	—	—
Less: amortization recognized in income	(182)	48	(134)
Net unrealized gains on HTM securities	182	(48)	134
Cash flow hedges:
Unrealized holding losses	(323)	85	(238)
Pension Plan:
Unrealized net actuarial gains	3,229	(852)	2,377
Less: amortization of unrecognized losses	(202)	54	(148)
Net pension plan asset adjustment	3,431	(906)	2,525
SERP:
Unrealized net actuarial gains	—	—	—
Less: amortization of unrecognized losses	(39)	10	(29)
Net SERP liability adjustment	39	(10)	29
Other comprehensive income	$7,402	$(1,955)	$5,447

The following table presents the details of amounts reclassified from accumulated other comprehensive loss for the nine- and three-month periods ended September 30, 2025 and 2024:

Amounts Reclassified from	Nine months ended
Accumulated Other Comprehensive Loss	September 30,		Affected Line Item in the Statement

(in thousands)	2025	2024	Where Net Income is Presented
Net unrealized gains on available for sale investment securities with credit related impairment:
Accretable yield	$152	$152	Interest income on taxable investment securities
Taxes	(41)	(37)	Credit for income tax expense
	$111	$115	Net of tax
Net unrealized gains on available for sale investment securities - all others:
Gains recognized	$97	$—	Net gains
Taxes	(26)	—	Provision for income tax expense
	$71	$—	Net of tax
Net unrealized gains on held to maturity securities:
Amortization	$(502)	$(503)	Interest income on taxable investment securities
Taxes	134	133	Provision for income tax expense
	$(368)	$(370)	Net of tax
Net pension plan asset adjustment:
Amortization of unrecognized losses	$(397)	$(608)	Other Expense
Taxes	107	161	Provision for income tax expense
	$(290)	$(447)	Net of tax
Net SERP liability adjustment:
Amortization of unrecognized losses	$—	$(118)	Other Expense
Taxes	—	31	Provision for income tax expense
	$—	$(87)	Net of tax
Total reclassifications for the period	$(476)	$(789)	Net of tax

Amounts Reclassified from	Three Months Ended
Accumulated Other Comprehensive Loss	September 30,		Affected Line Item in the Statement
(in thousands)	2025	2024	Where Net Income is Presented
Net unrealized gains on available for sale investment securities with credit related impairment:
Accretable yield	$51	$51	Interest income on taxable investment securities
Taxes	(14)	(13)	Credit for income tax expense
	$37	$38	Net of tax
Net unrealized gains on available for sale investment securities - all others:
Gains recognized	$97	$—	Net gains
Taxes	(26)	—	Provision for income tax expense
	$71	$—	Net of tax
Net unrealized gains on held to maturity securities:
Amortization	$(185)	$(182)	Interest income on taxable investment securities
Taxes	50	48	Provision for income tax expense
	$(135)	$(134)	Net of tax
Net pension plan asset adjustment:
Amortization of unrecognized losses	$(132)	$(202)	Other expense
Taxes	36	54	Provision for income tax expense
	$(96)	$(148)	Net of tax
Net SERP liability adjustment:
Amortization of unrecognized losses	$—	$(39)	Other expense
Taxes	—	10	Provision for income tax expense
	$—	$(29)	Net of tax
Total reclassifications for the period	$(123)	$(273)	Net of tax

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

Pursuant to First United Corporation’s director compensation policy, each director receives an annual retainer of 1,000 shares of First United Corporation common stock, plus $15,000 to be paid, at the director’s election, in cash or additional shares of common stock.   In May 2025, a total of 11,692 fully vested shares of common stock were issued to directors, which had a grant date fair value of $31.52 per share.  In May 2024, a total of 14,325 fully vested shares of common stock were issued to directors, which had a grant date fair value of $21.94 per share.  Director stock compensation was $258,318 and $213,536 for the nine-month periods ended September 30, 2025 and 2024, respectively.  Director stock compensation expense was $92,133 and $78,573 for the three-month periods ended September 30, 2025 and 2024, respectively.

Employee stock compensation was $21,400 and $8,240 for the nine-month periods ended September 30, 2025 and 2024, respectively.  Employee stock compensation expense was $2,804 and $2,483 for the three-month periods ended September 30, 2025 and 2024, respectively.

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

In May 2021, the Corporation granted performance-vesting RSUs relating to 7,389 shares (target) and time-vesting RSUs relating to 3,693 shares, which had a grant date fair market value of $17.93 per share of common stock underlying each RSU.  The performance period for the performance-vesting RSUs was the three-year period ended December 31, 2023.  On March 9, 2024, it was determined that 7,389 performance-vesting RSUs failed to vest.  The time-vesting RSUs vested ratably over a three-year period that began on May 5, 2021. On May 5, 2022, 1,230 shares underlying the time-vesting RSUs were issued to participants.  On May 5, 2023, 1,230 additional shares underlying the time-vesting RSUs were issued to participants.  On May 5, 2024, the remaining 1,233 shares underlying the time-vesting RSUs were issued to participants.  Stock compensation expense was $7,365 for the nine-month period ended September 30, 2024.  Stock compensation expense was $0 for the three-month period ended September 30, 2024.   All compensation expense related to these RSUs was recognized as of September 30, 2024.

In March 2022, the Corporation granted performance-vesting RSUs relating to 8,096 shares (target) and time-vesting RSUs relating to 6,238 shares, which had a grant date fair market value of $21.88 per share of common stock underlying each RSU.  The performance period for the performance-vesting RSUs was the three-year period ended December 31, 2024.  The time-vesting RSUs vested ratably over a three-year period that began on March 9, 2022.  On March 9, 2023, 2,079 shares underlying the time-vesting RSUs were issued to participants. On March 9, 2024, 2,079 additional shares underlying the time-vesting RSUs were issued to participants.  On March 9, 2025, the remaining 2,080 shares underlying the RSUs were issued to participants.  In the third quarter of 2024, it was projected that the performance-vesting RSUs would not be satisfied, and the stock compensation expense was adjusted accordingly.  Net stock compensation expense/(credit) was $11,378 and ($69,228) for the nine-month periods ended September 30, 2025 and 2024, respectively.  Stock compensation expense/(credit) was $0 and ($121,518) for the three-month periods ended September 30, 2025 and 2024, respectively.  All compensation expense/(credit) related to these RSUs was recognized as of September 30, 2025.

In March 2023, the Corporation granted performance-vesting RSUs relating to 10,214 shares (target) and time-vesting RSUs relating to 7,920 shares, which had a grant date fair market value of $18.25 per share of common stock underlying each RSU.  The performance period for the performance-vesting RSUs is the three-year period ending December 31, 2025.  The time-vesting RSUs will vest ratably over a three-year period that began on March 15, 2023.  On March 15, 2024, 2,639 shares underlying the time-vesting RSUs were issued to participants.  On March 15, 2025, 2,639 shares underlying the time-vesting RSUs were issued to participants.  Stock compensation expense was $82,755 for each of the nine-month periods ended September 30, 2025 and 2024.

Stock compensation expense was $27,585 for each of the three-month periods ended September 30, 2025 and 2024.  Unrecognized compensation expense related to these RSUs that have not vested was $55,170 as of September 30, 2025.

In May 2024, the Corporation granted performance-vesting RSUs relating to 8,593 shares (target) and time-vesting RSUs relating to 6,662 shares, which had a grant date fair market value of $22.26 per share of common stock underlying each RSU.  The performance period for the performance-vesting RSUs is the three-year period ending December 31, 2026.  The time-vesting RSUs will vest ratably over a three-year period that began on May 20, 2024.  On May 20, 2025, 2,219 shares of the 6,602 time-vesting RSUs were issued to participants.  Stock compensation expense was $84,942 and $37,752 for the nine-month periods ended September 30, 2025 and 2024, respectively.  Stock compensation expense was $28,314 each of the three-month periods ended September 30, 2025 and 2024.  Unrecognized compensation expense related to these RSUs that have not vested was $188,760 as of September 30, 2025.

In February 2025, the Corporation granted performance-vesting RSUs relating to 6,006 shares (target) and time-vesting RSUs relating to 4,797 shares, which had a grant date fair market value of $37.59 per share of common stock underlying each RSU.  The performance period for the performance-vesting RSUs is the three-year period ending December 31, 2027.  The time-vesting RSUs will vest ratably over a three-year period beginning on February 25, 2025.  Stock compensation expense was $79,007 for the nine-month period ended September 30, 2025.  Stock compensation expense was $33,860 for the three-month period ended September 30, 2025.  Unrecognized compensation expense related to these RSUs that have not vested was $327,316 as of September 30, 2025.

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

In March 2016, the Corporation entered into four interest rate swap contracts totaling $30.0 million notional amount, hedging future cash flows associated with floating rate trust preferred debt. As of September 30, 2025, $15.0 million notional amount remains.   The interest rate swap creates an effective fixed interest rate of 4.66% on the $15.0 million notional amount of the Corporation’s junior subordination debt until the interest rate swap’s maturity in March 2026.  The fair value of the interest rate swap contracts was $0.2 million and $0.5 million at September 30, 2025 and December 31, 2024, respectively.

For the nine-month period ended September 30, 2025, a $287,000 decrease in the aggregate value of the derivatives and $61,000 in related deferred tax benefits were recorded in net accumulated other comprehensive income to reflect the effective portion of cash flow hedges.  This compares to a $319,000 decrease in value and related deferred tax benefits of $84,000 for the nine-month period ended September 30, 2024.  For the three-month period ended September 30, 2025, a $98,000 decrease in the aggregate value of the derivatives and $21,000 in related deferred tax benefits were recorded in net accumulated other comprehensive income to reflect the effective portion of cash flow hedges.  This compares to a $323,000 decrease in the aggregate value of the derivatives and $85,000 in related deferred tax benefits for the three-month period ended September 30, 2024.  ASC Subtopic 815-30 requires the net accumulated other comprehensive income/(loss) to be reclassified to earnings if the hedge becomes ineffective or is terminated. There was no hedge ineffectiveness recorded for any of the nine- or three-month periods ended September 30, 2025 or 2024. The Corporation does not expect any material losses relating to these hedges to be reclassified into earnings within the next 12 months.

Interest rate swap agreements are entered into with counterparties that meet established credit standards, and the Corporation believes that the credit risk inherent in these contracts is not significant as of September 30, 2025.

The table below discloses the impact of derivative financial instruments on the Corporation’s Consolidated Financial Statements for the nine- and three-month periods ended September 30, 2025 and 2024.

Derivative in Cash Flow Hedging Relationships
			Amount of gain or
			(loss) recognized in
	Amount of loss	Amount of gain or	income or derivative
	recognized in	(loss) reclassified from	(ineffective portion
	OCI on derivative	accumulated OCI into	and amount excluded
	(effective portion),	income (effective	from effectiveness
(in thousands)	net of tax	portion) (a)	testing) (b)
Interest rate contracts:
Nine months ended:
September 30, 2025	$(226)	$—	$—
September 30, 2024	(235)	—	—
Three months ended:
September 30, 2025	$(77)	$—	$—
September 30, 2024	(238)	—	—

Notes:

(a)	Reported as interest expense
(b)	Reported as other income

Note 10 – Regulatory Capital Requirements

The following table presents the Bank’s capital ratios as of September 30, 2025 and December 31, 2024.

	September 30, 2025	December 31, 2024	Required for Capital Adequacy Purposes	Required to be Well Capitalized
Total Capital (to risk-weighted assets)	15.42%	14.59%	8.00%	10.00%
Tier 1 Capital (to risk-weighted assets)	14.17%	13.35%	6.00%	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)	14.17%	13.35%	4.50%	6.50%
Tier 1 Capital (to average assets)	10.91%	10.70%	4.00%	5.00%

As of September 30, 2025 and December 31, 2024, the Bank was considered “well capitalized” under the regulatory framework for prompt corrective action.

Note 11 – Deposits

The following table summarizes deposits at September 30, 2025 and December 31, 2024.

(in thousands)	September 30, 2025		December 31, 2024
	Balance	Percent	Balance	Percent
Non-Interest-bearing deposits:	$429,986	26%	$426,737	27%
Interest-bearing deposits:
Demand	386,015	23%	386,803	25%
Money market-retail	498,786	30%	447,149	28%
Money market- brokered	2,501	0%	1	0%
Savings deposits	158,786	9%	170,972	11%
Time deposits- retail	152,828	9%	143,167	9%
Time deposits- brokered	50,000	3%	—	—
Total Deposits	$1,678,902	100%	$1,574,829	100%

Note 12 – Borrowed Funds

The following is a summary of borrowings at September 30, 2025 and December 31, 2024:

(in thousands)	September 30, 2025	December 31, 2024
Short-term borrowings:
Securities sold under agreements to repurchase:
Outstanding at end of period	$20,207	$15,409
Weighted average interest rate at end of period	0.25%	0.24%
Maximum amount outstanding as of any month end	$26,756	$44,415
Average amount outstanding	$19,414	$29,805
Approximate weighted average rate during the period	0.22%	0.26%
Overnight borrowings, weighted average interest rate of 4.50% at December 31, 2024	$—	$50,000
Long-term borrowings:
FHLB advances, bearing fixed interest rate of 3.84% at September 30, 2025 and ranging from 3.84% to 4.04% at December 31, 2024.	$65,000	$90,000
Junior subordinated debt, bearing variable interest rate of 7.03% at September 30, 2025 and 7.36% at December 31, 2024	30,929	30,929
Total borrowings outstanding	$116,136	$186,338

At September 30, 2025, the repurchase agreements were secured by $28.6 million in investment securities issued by government related agencies.  A minimum of 102% of fair value is pledged against account balances.

The following table presents contractual maturities of long-term borrowings outstanding at September 30, 2025 and December 31, 2024:

	September 30, 2025			December 31, 2024
(in thousands)	Fixed Rate	Floating Rate	Total	Fixed Rate	Floating Rate	Total
Due in 2025	$—	$—	$—	$25,000	$—	$25,000
Due in 2026	65,000	—	65,000	65,000	—	65,000
Thereafter	—	30,929	30,929	—	30,929	30,929
Total long-term debt	$65,000	$30,929	$95,929	$90,000	$30,929	$120,929

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

Financial results by operating segment, including significant expense categories provided to the CODM are detailed below.  Certain prior period amounts have been reclassified to conform to the current presentation.  The Trust and Investment Services segment excludes off-balance-sheet assets under management with a total fair value of $1.8 billion and $1.7 billion at September 30, 2025 and December 31 2024, respectively.

Total assets of each operating segment at September 30, 2025 and December 31, 2024 were as follows:

	Community	Wealth
	Banking	Management	Total
Total assets as of September 30, 2025	$2,023,680	$294	$2,023,974

Total assets as of December 31, 2024	$1,972,513	$509	$1,973,022

Information for the operating segments for the nine- and three-month periods ended September 30, 2025 and 2024 is presented in the following tables:

	Nine months ended
	September 30, 2025

	Community	Wealth
(in thousands)	Banking	Management	Total
Interest income	$74,695	$—	$74,695
Interest expense	24,569	—	24,569
Net interest income	50,126	—	50,126
Credit loss expense	2,026	—	2,026
Net interest income after credit loss expense	48,100	—	48,100
Other operating income:
Net gains on sales of residential mortgages	401	—	401
Service charges on deposit accounts	1,687	—	1,687
Other service charges	638	—	638
Trust department income	—	7,157	7,157
Debit card income	2,884	—	2,884
Brokerage commissions	—	1,137	1,137
Other segment income (1)	1,431	—	1,431
Total other operating income	7,041	8,294	15,335
Other operating expenses:
Salaries and employee benefits	18,841	3,398	22,239
Equipment and occupancy	3,628	73	3,701
Data processing	4,331	289	4,620
FDIC premiums	778	—	778
Other segment expenses (2)	6,848	350	7,198
Total operating expenses	34,426	4,110	38,536
Income before income taxes and intercompany fees	20,715	4,184	24,899
Intercompany management fee income/(expense)	9	(9)	—
Income before income taxes	20,724	4,175	24,899
Income tax expense	5,283	878	6,161
Net income	$15,441	$3,297	$18,738
Significant noncash items:
Credit loss expense	$2,026	$—	$2,026
Depreciation	1,923	12	1,935
Amortization of intangible assets	90	157	247

(1) Other segment income includes bank owned life insurance income, gains on sales of investment securities available for sale, gains on disposals of fixed assets, and and miscellaneous income.

(2) Other segment expenses include professional services, contract labor, telephone, investor relations, contributions, net OREO expense/(income), and miscellaneous expenses.

	Nine months ended
	September 30, 2024

	Community	Wealth
(in thousands)	Banking	Management	Total
Interest income	$68,268	$—	$68,268
Interest expense	23,990	—	23,990
Net interest income	44,278	—	44,278
Credit loss expense	2,404	—	2,404
Net interest income after credit loss expense	41,874	—	41,874
Other operating income:
Net gains on sales of residential mortgages	282	—	282
Service charges on deposit accounts	1,667	—	1,667
Other service charges	676	—	676
Trust department income	—	6,771	6,771
Debit card income	2,931	—	2,931
Brokerage commissions	—	1,154	1,154
Other segment income (1)	1,288	—	1,288
Total other operating income	6,844	7,925	14,769
Other operating expenses:
Salaries and employee benefits	18,359	3,214	21,573
Equipment and occupancy	4,409	91	4,500
Data processing	3,821	252	4,073
FDIC premiums	810	—	810
Other segment expenses (2)	6,264	339	6,603
Total operating expenses	33,663	3,896	37,559
Income before income taxes and intercompany fees	15,055	4,029	19,084
Intercompany management fee income/(expense)	9	(9)	—
Income before income taxes	15,064	4,020	19,084
Income tax expense	3,857	844	4,701
Net income	$11,207	$3,176	$14,383
Significant noncash items:
Credit loss expense	$2,404	$—	$2,404
Depreciation	2,612	21	2,633
Amortization of intangible assets	90	157	247

(1) Other segment income includes bank owned life insurance income, and miscellaneous income.

(2) Other segment expenses include professional services, contract labor, telephone, investor relations, contributions, net OREO expense/(income), and miscellaneous expenses.

	For the three months ended
	September 30, 2025

	Community	Wealth
(in thousands)	Banking	Management	Total
Interest income	$25,762	$—	$25,762
Interest expense	8,359	—	8,359
Net interest income	17,403	—	17,403
Credit loss expense	510	—	510
Net interest income after credit loss expense	16,893	—	16,893
Other operating income:
Net gains on sales of residential mortgages	163	—	163
Service charges on deposit accounts	563	—	563
Other service charges	218	—	218
Trust department income	—	2,448	2,448
Debit card income	980	—	980
Brokerage commissions	—	346	346
Other segment income (1)	617	—	617
Total other operating income	2,541	2,794	5,335
Other operating expenses:
Salaries and employee benefits	6,443	1,146	7,589
Equipment and occupancy	1,171	23	1,194
Data processing	1,423	94	1,517
FDIC premiums	266	—	266
Other segment expenses (2)	2,311	109	2,420
Total operating expenses	11,614	1,372	12,986
Income before income taxes and intercompany fees	7,820	1,422	9,242
Intercompany management fee income/(expense)	3	(3)	—
Income before income taxes	7,823	1,419	9,242
Income tax expense	1,996	298	2,294
Net income	$5,827	$1,121	$6,948
Significant noncash items:
Credit loss expense	$510	$—	$510
Depreciation	652	3	655
Amortization of intangible assets	30	52	82

(1) Other segment income includes bank owned life insurance income, gains on sales of investment securities available for sale, gains on disposals of fixed assets, and and miscellaneous income.

(2) Other segment expenses include professional services, contract labor, telephone, investor relations, contributions, net OREO expense/(income), and miscellaneous expenses.

	For the three months ended
	September 30, 2024

	Community	Wealth
(in thousands)	Banking	Management	Total
Interest income	$23,257	$—	$23,257
Interest expense	8,029	—	8,029
Net interest income	15,228	—	15,228
Credit loss expense	264	—	264
Net interest income after credit loss expense	14,964	—	14,964
Other operating income:
Net gains on sales of residential mortgages	141	—	141
Service charges on deposit accounts	555	—	555
Other service charges	236	—	236
Trust department income	—	2,328	2,328
Debit card income	1,000	—	1,000
Brokerage commissions	—	297	297
Other segment income (1)	496	—	496
Total other operating income	2,428	2,625	5,053
Other operating expenses:
Salaries and employee benefits	6,108	1,052	7,160
Equipment and occupancy	1,306	30	1,336
Data processing	1,260	73	1,333
FDIC premiums	256	—	256
Other segment expenses (2)	2,118	111	2,229
Total operating expenses	11,048	1,266	12,314
Income before income taxes and intercompany fees	6,344	1,359	7,703
Intercompany management fee income/(expense)	3	(3)	—
Income before income taxes	6,347	1,356	7,703
Income tax expense	1,666	266	1,932
Net income	$4,681	$1,090	$5,771
Significant noncash items:
Credit loss expense	$264	$—	$264
Depreciation	834	10	844
Amortization of intangible assets	30	52	82

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

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements do not represent historical facts, but are statements about management’s beliefs, plans and objectives about the future, as well as its assumptions and judgments concerning such beliefs, plans and objectives. These statements are evidenced by terms such as "anticipate," "estimate," "should," “will”, "expect," "believe," "intend," and similar expressions. Although these statements reflect management’s good faith beliefs and projections, they are not guarantees of future performance and they may not prove true. The beliefs, plans and objectives on which forward-looking statements are based involve risks and uncertainties that could cause actual results to differ materially from those addressed in the forward-looking statements. For a discussion of these risks and uncertainties, see the section of the periodic reports that First United Corporation files with the Securities and Exchange Commission (the “SEC”) entitled "Risk Factors".

FIRST UNITED CORPORATION

First United Corporation is a Maryland corporation chartered in 1985 and a financial holding company registered with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended, that elected financial holding company status in 2021.  The Corporation’s primary business is serving as the parent company of First United Bank & Trust, a Maryland trust company (the “Bank”), First United Statutory Trust I (“Trust I”) and First United Statutory Trust II (“Trust II” and together with Trust I, “the Trusts”), both Connecticut statutory business trusts.  The Trusts were formed for the purpose of selling trust preferred securities that qualified as Tier 1 capital.  The Bank has two consumer finance company subsidiaries- OakFirst Loan Center, Inc., a West Virginia corporation, and OakFirst Loan Center, LLC, a Maryland limited liability company – and one subsidiary that it uses to hold real estate acquired through foreclosure or by deed in lieu of foreclosure – First OREO Trust, a Maryland statutory trust.  In addition, the Bank owns 99.9% of the limited partnership interests in Liberty Mews Limited Partnership, a Maryland limited partnership formed for the purpose of acquiring, developing and operating low-income housing units in Garrett County, Maryland, and a 99.9% non-voting membership interest in MCC FUBT Fund, LLC, an Ohio limited liability company formed for the purpose of acquiring, developing and operating low-income housing units in Allegany County, Maryland and Mineral County, West Virginia.

At September 30, 2025, the Corporation’s total assets were $2.0 billion, net loans were $1.5 billion, and deposits were $1.7 billion. Shareholders’ equity at September 30, 2025 was $199.1 million.

We maintain an Internet site at www.mybank.com on which we make available, free of charge, First United Corporation’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC.

RESULTS OF OPERATIONS

Overview

Consolidated net income was $6.9 million for the third quarter of 2025, or $1.07 per basic and diluted share, compared to $5.8 million, or $0.89 per basic and diluted share, for the third quarter of 2024.  Net income for the first nine months of 2025 was $18.7 million, or $2.89 per basic share and $2.88 per diluted common share, compared to $14.4 million, or $2.20 per basic and diluted share, for the same period of 2024.

The $1.2 million increase in quarterly net income when compared to the third quarter of 2024 was primarily driven by a $2.2 million increase in net interest income and a $0.3 million increase in non-interest income, partially offset by increases in provision expense of $0.2 million, non-interest expense of $0.7 million and income tax expense of $0.4 million.  Comparing the third quarter of 2025 to the same period of 2024, interest and fees on loans increased by $2.0 million primarily due to the repricing of adjustable-rate loans and new production booked at higher rates.  Quarterly interest expense increased by $0.3 million on a year-over-year basis.  This increase was attributable to growth in our municipal deposit balances, offset slightly by reduced interest expense on short-term borrowings related to the repayment of $40.0 million in Bank Term Funding Program (“BTFP”) balances in September 2024.  Other operating income increased by $0.3 million due to increases in wealth management income and net gains as a result of an investment sale transaction. Other operating expenses increased by $0.7 million due to a $0.4 million increase in salaries and benefit expenses, a $0.2 million increase in professional services, and a $0.2 million increase in data processing costs.  These increases were offset by slight reductions in equipment, other real estate owned (“OREO”) and investor relations expenses.

Net income for the first nine months of 2025 was $18.7 million compared to $14.4 million for the same period in 2024.   Net interest income increased by $5.8 million due to a $6.4 million increase in interest income due to loans repricing at higher rates and new loan production booked at higher rates.  Interest expense increased by $0.6 million driven by a $1.2 million increase in interest on deposits related to growth in our municipal balances, partially offset by a net reduction in borrowing costs of $0.7 million resulting from the repayment of $40.0 million in BTFP balances late in the third quarter of 2024.  Provision for credit losses decreased by $0.4 million due primarily to strong credit quality, lower charge-offs and lower loan growth during the first nine months of 2025 when compared to the same time period in 2024.   Other operating income increased by $0.6 million primarily due to a $0.4 million increase in trust department income and a $0.2 million increase on gains from the sales of residential mortgages and investment securities.   These increases were partially offset by a $1.0 million increase in other operating expenses that were primarily related to a $0.7 million increase in salaries and employee benefits as a result of increased salary expense as we continue to build our sales teams, a $0.5 million increase in data processing expenses related to software agreements, and a $0.3 million increase in professional services expenses from increased audit fees.  These increases were partially offset by a $0.8 million decrease in equipment and occupancy expenses due primarily to reduced depreciation expense related to the closure of four branches early in 2024.

Other operating income, including net gains, for the third quarter of 2025 increased by $0.3 million when compared to the same period of 2024.  This increase was driven by a $0.2 million increase in wealth management income, reflecting higher market valuations and expanded relationships with both new and existing clients.   Additionally, $0.1 million in net gains from the sale of available-for-sale investments was recognized in the third quarter of 2025.

Other operating income for the nine months ended September 30, 2025 increased by $0.6 million when compared to the same period of 2024.  This increase was attributable to a $0.4 million increase in wealth management income, driven by improving market conditions, increased annuity sales and growth in new and existing customer relationships.  Gains on sales of residential mortgages increased by $0.1 million and gains on sales of investment securities increased by $0.1 million.  Service charge and debit card income were both stable when comparing the first nine months of 2025 to the same period of 2024.

Operating expenses increased by $0.7 million in the third quarter of 2025 when compared to the third quarter of 2024.  Salaries and employee benefits increased by $0.4 million due to a $0.4 million increase in salary expense related to normal merit increases effective April 1, 2025 and increased staffing levels as an effort to build out our West region and a $0.1 million increase in incentive expense, partially offset by decreases in employee life and health insurance expense due to decreased claims.    Additionally, data processing and professional services expenses each increased by $0.2 million year-over-year.

For the nine months ended September 30, 2025, non-interest expense increased by $1.0 million when compared to the nine months ended September 30, 2024.  Salaries and employee benefits increased by $0.7 million related to normal merit increases effective April 1, 2025, increased salary expense as a result of increased staffing levels as we continue to expand our West region, increases in incentives, and 401K expenses offset by reduced life and health insurance costs related to reduced claims in 2025.   Net OREO expenses increased by $0.1 million.  Data processing expenses increased by $0.5 million primarily due to increased software agreements and professional services expenses increased by $0.3 million as a result of increased audit fees.   These increases were partially offset by a $0.8 million decrease in occupancy and equipment expenses related to accelerated depreciation expense recognized in the first quarter of 2024 related to branch closures.

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

The tables below summarize net interest income for the nine- and three-month periods ended September 30, 2025 and 2024.

s
	Non-GAAP		GAAP
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Interest income	$74,855	$68,444	$74,695	$68,268
Interest expense	24,569	23,990	24,569	23,990
Net interest income	$50,286	$44,454	$50,126	$44,278
Net interest margin %	3.64%	3.34%	3.63%	3.32%

	Three Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Interest income	$25,819	$23,318	$25,762	$23,257
Interest expense	8,359	8,029	8,359	8,029
Net interest income	$17,460	$15,289	$17,403	$15,228
Net interest margin %	3.69%	3.46%	3.68%	3.45%

The following tables set forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the nine- and three-month periods ended September 30, 2025 and 2024:

	Nine Months Ended
	September 30,
	2025			2024
	Average		Average	Average		Average
(in thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Loans	$1,491,573	$67,144	6.02%	$1,418,964	$60,506	5.70%
Investment Securities:
Taxable	285,293	5,365	2.51%	288,977	5,088	2.35%
Non-taxable	7,158	284	5.30%	7,800	289	4.95%
Total	292,451	5,649	2.58%	296,777	5,377	2.42%
Federal funds sold	54,385	1,709	4.20%	54,624	2,246	5.49%
Interest-bearing deposits with other banks	3,899	65	2.23%	1,628	75	6.15%
Other interest-earning assets	5,749	288	6.70%	4,161	240	7.70%
Total earning assets	1,848,057	74,855	5.42%	1,776,154	68,444	5.15%
Allowance for loan losses	(18,812)			(18,020)
Non-earning assets	184,309			185,660
Total Assets	$2,013,554			$1,943,794
Liabilities and Shareholders’ Equity
Deposits
Interest-bearing demand deposits	$368,384	$4,682	1.70%	$362,102	$4,541	1.68%
Interest-bearing money markets - retail	475,592	10,958	3.08%	402,314	10,567	3.51%
Interest-bearing money markets - brokered	357	7	2.62%	37	1	3.61%
Savings deposits	167,905	131	0.10%	183,096	138	0.10%
Time deposits - retail	146,985	3,241	2.95%	148,458	3,155	2.84%
Time deposits - brokered	45,398	1,461	4.30%	20,967	841	5.36%
Total deposits	1,204,621	20,480	2.27%	1,116,974	19,243	2.30%
Short-term borrowings	21,408	58	0.36%	70,755	1,437	2.71%
Long-term borrowings	119,830	4,031	4.50%	82,571	3,310	5.35%
Total interest-bearing liabilities	1,345,859	24,569	2.44%	1,270,300	23,990	2.52%
Non-interest-bearing deposits	447,478			473,610
Other liabilities	30,795			33,134
Shareholders’ Equity	189,422			166,750
Total Liabilities and Shareholders’ Equity	$2,013,554			$1,943,794
Net interest income and spread		$50,286	2.98%		$44,454	2.63%
Net interest margin			3.64%			3.34%
(1)	The above table reflects the average rates earned or paid stated on an FTE basis assuming a 21% tax rate for 2025 and 2024. Non-GAAP interest income on an FTE for the nine-month periods ended September 30, 2025 and 2024 was $160 and $176, respectively.
(2)	Net interest margin is calculated as net interest income divided by average earning assets.
(3)	The average yields on investments are based on amortized cost.

	Three Months Ended
	September 30,
	2025			2024
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Assets
Loans	$1,501,876	23,072	6.09%	$1,433,508	$21,035	5.84%
Investment Securities:
Taxable	285,623	1,826	2.54%	276,343	1,647	2.37%
Non-taxable	7,516	102	5.38%	7,795	100	5.10%
Total	293,139	1,928	2.61%	284,138	1,747	2.44%
Federal funds sold	70,731	697	3.91%	33,372	451	5.38%
Interest-bearing deposits with other banks	5,324	30	2.24%	2,179	26	4.75%
Other interest-earning assets	5,660	92	6.45%	3,987	59	5.89%
Total earning assets	1,876,730	25,819	5.46%	1,757,184	23,318	5.28%
Allowance for loan losses	(19,343)			(18,197)
Non-earning assets	185,364			173,875
Total Assets	$2,042,751			$1,912,862
Liabilities and Shareholders’ Equity
Deposits
Interest-bearing demand deposits	$367,771	$1,509	1.63%	$370,040	$1,604	1.72%
Interest-bearing money markets - retail	489,088	3,833	3.11%	422,393	3,793	3.57%
Interest-bearing money markets - brokered	436	1	0.91%	1	—	0.10%
Savings deposits	163,433	43	0.10%	176,799	44	0.10%
Time deposits - retail	148,955	1,065	2.83%	141,354	1,021	2.87%
Time deposits - brokered	50,000	558	4.43%	8,641	117	5.39%
Total deposits	1,219,683	7,009	2.28%	1,119,228	6,579	2.34%
Short-term borrowings	21,378	17	0.32%	57,553	467	3.23%
Long-term borrowings	117,668	1,333	4.49%	73,864	983	5.29%
Total interest-bearing liabilities	1,358,729	8,359	2.44%	1,250,645	8,029	2.55%
Non-interest-bearing deposits	456,773			459,309
Other liabilities	31,020			32,155
Shareholders’ Equity	196,229			170,753
Total Liabilities and Shareholders’ Equity	$2,042,751			$1,912,862
Net interest income and spread		$17,460	3.02%		$15,289	2.73%
Net interest margin			3.69%			3.46%
(1)	The above table reflects the average rates earned or paid stated on an FTE basis assuming a 21% tax rate for 2025 and 2024. Non-GAAP interest income on an FTE basis for the three-month periods ended September 30, 2025 and 2024 was $57 and $61, respectively.
(2)	Net interest margin is calculated as net interest income divided by average earning assets.
(3)	The average yields on investments are based on amortized cost.

Net interest income, on a non-GAAP, FTE basis, increased by $2.2 million for the third quarter of 2025 when compared to the third quarter of 2024.  This increase was driven by an increase of $2.5 million in interest income due to a $2.0 million increase in interest income on loans resulting from an increase of 25 basis points in the overall yield on the loan portfolio.  This increase in yield was attributable to upward repricing of adjustable-rate loans and an increase in average balances of $68.4 million.  Interest income on investment securities increased by $0.2 million due to an increase in average balances of $9.0 million and an increase in yield of 17 basis points.  The increase in the investment portfolio resulted from management’s strategic decision to reinvest cashflows in the higher rate environment to increase yield on the portfolio.  Interest income on Federal funds sold increased by $0.2 million due to an increase of $37.4 million in average balances, partially offset by a decrease of 147 basis points in average rates.  Interest expense increased by $0.3 million when compared to the third quarter of 2024.  Interest expense paid on deposits increased by $0.4 million related to a $100.5 million increase in average balances, partially offset by a decrease of 6 basis points on the rate paid.  Interest paid on short-term borrowings decreased by $0.5 million when compared to the same period of 2024 due to the repayment of the $40.0 million borrowing from the BTFP late in the third quarter of 2024.  Interest paid on long-term borrowings increased by

$0.4 million when compared to the third quarter of 2024 due to a $43.8 million increase in average balances, partially offset by a decrease of 80 basis points on rates paid.

Comparing the nine months ended September 30, 2025 to the nine months ended September 30, 2024, net interest income, on a non-GAAP, FTE basis, increased by $5.8 million.  Interest income increased by $6.4 million and was driven by an increase of $6.6 million on interest and fees on loans as average loan balances increased by $72.6 million and the overall yield increased by 32 basis points in correlation with upward repricing of adjustable-rate loans.  Interest expense on deposits increased by $1.2 million as the average deposit balances increased by $87.6 million, driven by increases of $6.3 million in demand deposit accounts, $73.6 million in money market balances and $24.4 million in brokered time deposits, partially offset by decreases in savings balances of $15.2 million and $1.5 million in retail time deposits.  Interest expense on short-term borrowings decreased by $1.4 million due to the Bank’s utilization of the BTFP program in 2024 and subsequent repayment late in the third quarter of 2024. Long-term borrowing costs increased $0.7 million as a result of an increase of $37.3 million in Federal Home Loan Bank of Atlanta (the “FHLB”) average balances, partially offset by a decrease in rate paid of 85 basis points. The net interest margin for the nine months ended September 30, 2025 was 3.64% compared to 3.34% for the nine months ended September 30, 2024.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense for our average interest-earning assets and average interest-bearing liabilities for the nine- and three-month periods ended September 30, 2025 and 2024:

	For the nine months ended September 30, 2025
	compared to the nine months ended September 30, 2024
(in thousands and tax equivalent basis)	Volume	Rate	Net
Interest Income:
Loans	$3,104	$3,534	$6,638
Taxable Investments	(65)	342	277
Non-taxable Investments	(24)	19	(5)
Federal funds sold	(10)	(527)	(537)
Interest-bearing deposits	105	(115)	(10)
Other interest earning assets	92	(44)	48
Total interest income	3,202	3,209	6,411
Interest Expense:
Interest-bearing demand deposits	79	62	141
Interest-bearing money markets- retail	1,929	(1,538)	391
Interest-bearing money markets- brokered	9	(3)	6
Savings deposits	(11)	4	(7)
Time deposits - retail	(31)	117	86
Time deposits - brokered	982	(362)	620
Short-term borrowings	(1,003)	(376)	(1,379)
Long-term borrowings	1,495	(774)	721
Total interest expense	3,449	(2,870)	579
Net interest income	$(247)	$6,079	$5,832
(1)	The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	For the three months ended September 30, 2025
	compared to the three months ended September 30, 2024
(in thousands and tax equivalent basis)	Volume	Rate	Net
Interest Income:
Loans	$998	$1,039	$2,037
Taxable Investments	55	124	179
Non-taxable Investments	(4)	6	2
Federal funds sold	502	(256)	246
Interest-bearing deposits	37	(33)	4
Other interest earning assets	25	8	33
Total interest income	1,613	888	2,501
Interest Expense:
Interest-bearing demand deposits	(10)	(85)	(95)
Interest-bearing money markets- retail	595	(555)	40
Interest-bearing money markets- brokered	1	0	1
Savings deposits	(3)	2	(1)
Time deposits - retail	55	(11)	44
Time deposits - brokered	557	(116)	441
Short-term borrowings	(292)	(158)	(450)
Long-term borrowings	579	(229)	350
Total interest expense	1,482	(1,152)	330
Net interest income	$131	$2,040	$2,171
(1)	The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Credit Losses

Specific allocations have been made for loans where management has determined that the collateral supporting the loans is not adequate to cover the loan balance, and the qualitative factors affecting the estimated allowance for credit losses (“ACL”) have been adjusted based on the current economic environment and the characteristics of the loan portfolio.  For the first nine months of 2025 and 2024, net credit loss expense was $2.0 million and $2.4 million, respectively.  For the third quarters of 2025 and 2024, net provision expense was $0.5 million and $0.3 million, respectively.  Provision for credit losses decreased by $0.4 million due primarily to strong credit quality, lower charge-offs and lower loan growth during the first nine months of 2025 when compared to the same time period in 2024.

Other Income

The composition of other operating income for the nine- and three-month periods ended September 30, 2025 and 2024 is illustrated in the following table:

	Income as % of				Income as % of
	Total Other Income				Total Other Income
	Nine Months Ended				Three Months Ended
	September 30,				September 30,
(in thousands)	2025		2024		2025		2024
Service charges on deposit accounts	$1,687	12%	$1,667	11%	$563	11%	$555	11%
Other service charges	638	4%	676	5%	218	4%	236	5%
Trust department	7,157	48%	6,771	47%	2,448	48%	2,328	48%
Debit card income	2,884	19%	2,931	20%	980	19%	1,000	20%
Bank owned life insurance	1,045	7%	1,000	7%	355	7%	340	7%
Brokerage commissions	1,137	8%	1,154	8%	346	8%	297	6%
Other income	288	2%	288	2%	164	3%	156	3%
	$14,836	100%	$14,487	100%	$5,074	100%	$4,912	100%

Other Operating Expenses

The composition of other operating expenses for the nine- and three-month periods ended September 30, 2025 and 2024 is illustrated in the following table:

	Expense as % of				Expense as % of
	Total Other Operating Expenses				Total Other Operating Expenses
	Nine Months Ended				Three Months Ended
	September 30,				September 30,
(in thousands)	2025		2024		2025		2024
Salaries and employee benefits	$22,239	58%	$21,573	57%	$7,589	58%	$7,160	58%
FDIC premiums	778	2%	810	2%	266	2%	256	2%
Equipment	1,658	4%	2,185	6%	515	4%	627	5%
Occupancy expense of premises	2,043	5%	2,315	6%	679	5%	709	6%
Data processing expense	4,620	12%	4,073	11%	1,517	12%	1,333	10%
Marketing expense	616	2%	469	1%	182	1%	151	1%
Professional services	1,704	4%	1,412	3%	639	5%	477	4%
Contract labor	456	1%	416	1%	127	1%	149	1%
Telephone	283	1%	309	1%	89	1%	97	1%
Other real estate owned	369	1%	224	1%	69	1%	124	1%
Investor relations	251	1%	228	1%	57	0%	84	1%
Contributions	224	1%	181	1%	90	1%	65	1%
Other	3,295	8%	3,364	9%	1,167	9%	1,082	9%
	$38,536	100%	$37,559	100%	$12,986	100%	$12,314	100%

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

The effective income tax rates as a percentage of income for the nine-month periods ended September 30, 2025 and September 30, 2024 were 24.7% and 24.6%, respectively.

GAAP and Non-GAAP Financial Measures

The following table sets forth certain selected financial data for the periods ended September 30, 2025 and 2024 under GAAP (as reported) and non-GAAP.  A non-GAAP financial measure is a numerical measure of historical or future financial performance, financial position or cash flows that excludes or includes amounts that are required to be disclosed in the most directly comparable measure calculated and presented in accordance with GAAP in the United States.  The Corporation’s management believes that the presentation of non-GAAP financial measures provides investors with a greater understanding of the Corporation’s operating results in addition to the results measured in accordance with GAAP.  While management uses these non-GAAP measures in its analysis of the Corporation’s performance, this information should not be viewed as a substitute for financial results determined in accordance with GAAP or considered to be more important than financial results determined in accordance with GAAP.

	Nine months ended September 30,		Three months ended September 30,
(in thousands, except for per share amount)	2025	2024	2025	2024
Per Share Data
Basic net income per share	$2.89	$2.20	$1.07	$0.89
Basic net income per share - non-GAAP	$2.89	$2.26	$1.07	$0.89
Diluted net income per share	$2.88	$2.19	$1.07	$0.89
Diluted net income per share - non-GAAP	$2.88	$2.25	$1.07	$0.89
Basic book value per share	$30.65	$26.90
Diluted book value per share	$30.59	$26.84

Net income - as reported	$18,738	$14,383	$6,948	$5,771
Adjustments:
Accelerated depreciation expenses	—	562	—	—
Income tax effect of adjustments	—	(137)	—	—
Adjusted net income (non-GAAP)	$18,738	$14,808	$6,948	$5,771

Diluted earnings per share - as reported	$2.88	$2.19	$1.07	$0.89
Adjustments:
Accelerated depreciation expenses	—	0.08	—	—
Income tax effect of adjustments	—	(0.02)	—	—
Adjusted diluted earnings per share (non-GAAP)	$2.88	$2.25	$1.07	$0.89

Significant Ratios:	Nine months ended September 30,
	2025	2024
Return on Average Assets - as reported	1.24%	0.99%
Accelerated depreciation expenses	—	0.03%
Income tax effect of adjustments	—	(0.01%)
Adjusted Return on Average Assets (non-GAAP)	1.24%	1.01%

Return on Average Equity - as reported	13.23%	11.52%
Accelerated depreciation expenses	—	0.34%
Income tax effect of adjustments	—	(0.08%)
Adjusted Return on Average Equity (non-GAAP)	13.23%	11.78%

FINANCIAL CONDITION

Balance Sheet Overview

Total assets at September 30, 2025 were $2.0 billion, representing a $51.0 million increase since December 31, 2024.  During the first nine months of 2025, the investment portfolio increased by $8.9 million as bonds were purchased to lock in yield in anticipation of potential declines in long-term rates. Gross loans increased by $16.0 million as new production during the nine months of 2025 was mitigated by amortization and increased payoffs. Other assets, including deferred taxes, premises and equipment, bank owned life insurance, pension assets, accrued trust income receivable, and accrued interest receivable, increased by $11.3 million.

Total liabilities at September 30, 2025 were $1.8 billion, representing a $31.1 million increase since December 31, 2024.  Total deposits increased by $104.1 million when compared to December 31, 2024.  The increase in deposits was primarily driven by $50.0 million in new brokered time deposits obtained in January 2025 to fund the repayment of the $50.0 million in overnight borrowings outstanding at December 31, 2024. In addition, savings and money market accounts increased by $42.0 million, retail time deposits increased by $9.7 million, and non-interest-bearing deposits increased by $3.2 million.  Interest-bearing demand deposits, primarily our ICS product, decreased slightly by $0.8 million due primarily to seasonal fluctuations in municipal deposit accounts.  Short-term borrowings decreased by $45.2 million due to the purchase of the brokered time deposit discussed above, which was partially offset by increases in the overnight investment sweep product.  Long-term borrowings decreased by $25.0 million due to the full repayment of a matured $25.0 million Federal Home Loan Bank borrowing in September 2025.

Loan Portfolio

The following table presents the composition of our loan portfolio at the dates indicated:

(in thousands)	September 30, 2025		December 31, 2024
Commercial real estate	$554,418	37%	$526,364	36%
Acquisition and development	93,968	6%	95,314	6%
Commercial and industrial	279,079	19%	287,534	19%
Residential mortgage	521,317	35%	518,815	35%
Consumer	47,980	3%	52,766	4%
Total Loans	$1,496,762	100%	$1,480,793	100%

Outstanding loans of $1.5 billion at September 30, 2025 reflected a $16.0 million increase since December 31, 2024.  Since December 31, 2024, commercial real estate loans increased by $28.1 million, acquisition and development loans decreased by $1.3 million, commercial and industrial loans decreased by $8.5 million, residential mortgage loans increased by $2.5 million, and consumer loans decreased by $4.8 million.

New commercial loan production for the third quarter of 2025 was approximately $29.8 million.  Year-to-date commercial production was approximately $139.0 million, which compares to $117.0 million for the nine months ended September 30, 2024.  The commercial pipeline was strong as of September 30, 2025 at $50.4 million, and unfunded, commercial construction loans totaled approximately $42.8 million.  Commercial amortization and payoffs were unusually high at approximately $29.4 million for the three months ended September 30, 2025. Included in that amount were payoffs of approximately $20.9 million during the third quarter primarily attributable to four relationships either utilizing cash to repay or consolidating debt.

New consumer mortgage loan production for the third quarter of 2025 was approximately $20.8 million, most of which was comprised of in-house mortgages booked to our portfolio.  The pipeline of in-house, portfolio loans as of September 30, 2025 was $23.0 million. Unfunded commitments related to residential construction loans totaled $12.1 million at September 30, 2025.

Non-accrual loans totaled $3.8 million at September 30, 2025 compared to $4.9 million at December 31, 2024.  The decrease in non-accrual balances at September 30, 2025 was related to principal paydowns and the charge-off of $0.5 million related to a non-accrual commercial and industrial relationship that was recorded during the third quarter of 2025.

The following table presents loans in our commercial real estate portfolio by industry type at September 30, 2025.

(in thousands)	Non-owner-occupied	Owner-occupied	Multi-family	Total
Accommodations and food services	$68,781	$5,742	$—	$74,523
Administration and support, waste management, and remediation services	—	1,433	—	1,433
Agriculture, forestry, fishing and hunting	—	2,892	—	2,892
Arts, entertainment and recreation	—	4,234	—	4,234
Construction	1,987	5,802	—	7,789
Educational services	—	807	—	807
Finance and insurance	—	105	—	105
Health care and social assistance	13,342	21,308	—	34,650
Manufacturing	—	14,064	—	14,064
Mining, quarrying, oil and gas extraction	—	380	—	380
Other services (except public services)	—	19,072	299	19,371
Professional, scientific and technical services	—	1,640	—	1,640
Public administration	1,367	597	—	1,964
Commercial rental properties	10,646	4,252	—	14,898
Residential rental properties	177,408	81,983	—	259,391
Student rental properties	1,881	770	19,398	22,049
Mixed use rental properties	184	114	22,531	22,829
Storage units	40,330	—	—	40,330
Real estate rental and leasing- other	—	—	2,297	2,297
Retail trade	71	2,955	—	3,026
Transportation and warehousing	—	438	—	438
Wholesale trade	—	25,308	—	25,308
Total	$315,997	$193,896	$44,525	$554,418

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

(in thousands)	September 30, 2025	% of Applicable Portfolio	December 31, 2024	% of Applicable Portfolio
Non-accrual loans:
Commercial real estate	$593	0.11%	$656	0.12%
Acquisition and development	22	0.02%	82	0.09%
Commercial and industrial	1,131	0.41%	1,838	0.64%
Residential mortgage	2,068	0.40%	2,181	0.42%
Consumer	11	0.02%	174	0.33%
Total non-accrual loans	$3,825	0.26%	$4,931	0.33%
Accruing Loans Past Due 90 days or more:
Commercial real estate	$—		$317
Commercial and industrial	6		—
Residential mortgage	777		573
Consumer	18		28
Total loans past due 90 days or more	$801		$918
Total non-accrual and accruing loans past due 90 days or more	$4,626		$5,849

Repossessed assets	$3,043		$2,802
Other real estate owned	$2,718		$3,062
Total non-performing assets	$10,387		$11,713
Modified Loans:
Performing	$891		$1,006
Total modified loans	$891		$1,006
Individually evaluated loans without a valuation allowance	$3,333		$4,432
Total individually evaluated loans	$3,333		$4,432

Non-accrual loans to total loans (as %)	0.26%		0.33%
Non-performing loans to total loans (as %)	0.31%		0.39%
Non-performing assets to total assets (as %)	0.51%		0.59%
Allowance for credit losses to non-accrual loans (as %)	499.06%		368.49%
Allowance for credit losses to non-performing assets (as %)	183.78%		155.13%

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

The ACL “base case” model is derived from various economic forecasts provided by widely recognized sources.  Management evaluates the variability of market conditions by examining the peak and trough of economic cycles.  These peaks and troughs are used to stress the base case model to develop a range of potential outcomes.  Management then determines the appropriate reserve through an evaluation of these various outcomes relative to current economic conditions and known risks in the portfolio.  For the nine-month period ended September 30, 2025, the range of outcomes would produce a 7% reduction or a 68% increase in reserves based on the best-case and worst-case scenarios, respectively.

The following table presents a summary of the activity in the ACL for the nine-month periods ended September 30, 2025 and 2024:

(in thousands)	2025	2024
Balance, January 1	$18,170	$17,480
Charge-offs:
Acquisition and development	(9)	—
Commercial and industrial	(897)	(1,297)
Residential mortgage	(15)	(45)
Consumer	(612)	(1,193)
Total charge-offs	(1,533)	(2,535)
Recoveries:
Commercial real estate	—	37
Acquisition and development	304	48
Commercial and industrial	35	203
Residential mortgage	36	68
Consumer	212	302
Total recoveries	587	658
Net credit losses	(946)	(1,877)
Credit loss expense	1,865	2,407
Balance at end of period	$19,089	$18,010

Allowance for credit losses to gross loans outstanding (as %)	1.28%	1.24%

Net (Charge-offs)/Recoveries as a % of Average Applicable Portfolio

	2025	2024
Commercial real estate	0.00%	0.01%
Acquisition and development	0.42%	0.08%
Commercial and industrial	(0.41)%	(0.53)%
Residential mortgage	0.01%	0.01%
Consumer	(1.06)%	(2.04)%
Total	(0.08)%	(0.18)%

Investment Securities

At September 30, 2025, the total amortized cost basis of the available-for-sale investment portfolio was $123.2 million compared to a fair value of $105.1 million. Unrealized gains and losses on available-for-sale securities are reflected in accumulated other comprehensive loss, a component of shareholders’ equity. The amortized cost basis of the held to maturity portfolio was $172.9 million compared to a fair value of $149.1 million.

The following table presents the composition of our securities portfolio at amortized cost and fair values at the dates indicated:

	September 30, 2025			December 31, 2024
	Amortized	Fair Value	FV as %	Amortized	Fair Value	FV as %
(in thousands)	Cost	(FV)	of Total	Cost	(FV)	of Total
Available for Sale Securities:
U.S. government agencies	$2,000	$1,376	1%	$7,000	$6,115	6%
Residential mortgage-backed agencies	24,273	20,919	20%	24,621	20,196	21%
Commercial mortgage-backed agencies	37,988	30,045	29%	37,205	28,634	30%
Collateralized mortgage obligations	30,615	28,115	27%	21,069	17,726	19%
Obligations of state and political subdivisions	8,556	8,471	8%	6,533	6,209	7%
Corporate bonds	1,000	915	1%	1,000	896	1%
Collateralized debt obligations	18,759	15,219	14%	18,686	14,718	16%
Total available for sale	$123,191	$105,060	100%	$116,114	$94,494	100%
Held to Maturity Securities:
U.S. government agencies	$68,521	$60,184	40%	$68,301	$57,109	39%
Residential mortgage-backed agencies	32,834	30,291	20%	32,171	28,611	20%
Commercial mortgage-backed agencies	20,995	15,757	11%	21,134	15,340	11%
Collateralized mortgage obligations	46,171	38,871	26%	49,439	39,715	27%
Obligations of state and political subdivisions	4,399	4,027	3%	4,511	3,985	3%
Total held to maturity	$172,920	$149,130	100%	$175,556	$144,760	100%

Total fair value of investment securities available for sale increased by $10.6 million since December 31, 2024 as cash flow from the portfolio was reinvested into securities at higher yields and to maintain balances for liquidity.  At September 30, 2025, the securities classified as available-for-sale included a net unrealized loss of $18.1 million, which represents the difference between the fair value and amortized cost of securities in the portfolio.

Total amortized cost of securities held to maturity decreased by $2.6 million since December 31, 2024 as principal paydowns were partially offset by reinvestment in new security purchases.

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

Approximately $89.8 million of the available-for-sale portfolio was valued using Level 2 pricing and had net unrealized losses of $14.6 million at September 30, 2025. The remaining $15.2 million of the available-for-sale securities represents the entire collateralized debt obligation portfolio, which was valued using significant unobservable inputs (Level 3 assets). The $3.5 million in net unrealized losses associated with this portfolio relates to nine pooled trust preferred securities that comprise the collateralized debt obligation portfolio.

Deposits

The following table presents the composition of our deposits at the dates indicated:

(in thousands)	September 30, 2025		December 31, 2024
	Balance	Percent	Balance	Percent
Non-interest-bearing deposits:	$429,986	26%	$426,737	27%
Interest-bearing deposits:
Demand	386,015	23%	386,803	25%
Money market- retail	498,786	30%	447,149	28%
Money market- brokered	2,501	0%	1	0%
Savings deposits	158,786	9%	170,972	11%
Time deposits- retail	152,828	9%	143,167	9%
Time deposits- brokered	50,000	3%	—	—
Total Deposits	$1,678,902	100%	$1,574,829	100%

Total deposits at September 30, 2025 increased by $104.1  million when compared to December 31, 2024.  In January 2025, $50.0 million in brokered time deposits with an average interest rate of 4.24% were obtained to fund the repayment of $50.0 million in overnight borrowings that were outstanding on December 31, 2024.  Savings and money market accounts increased by $42.0 million due primarily to the expansion of current and new relationships throughout the first nine months of 2025.  Non-interest-bearing checking deposits increased by $3.2 million and interest-bearing checking deposits decreased by $0.8 million as we experienced seasonal fluctuations in municipal and commercial account balances and increased spending by businesses and consumers related to inflation.  Retail time deposits increased by $9.7 million since December 31, 2024.

The following table summarizes the percentage of deposits that are insured by deposit insurance or otherwise fully collateralized by securities compared to uninsured deposits as of September 30, 2025 and December 31, 2024.

	September 30, 2025		December 31, 2024
(in thousands)	Balance	Percent	Balance	Percent
Insured deposits	$1,252,206	74%	$1,192,182	76%
Uninsured and fully collateralized deposits	97,153	6%	77,369	5%
Uninsured and uncollateralized deposits	329,543	20%	305,278	19%
	$1,678,902	100%	$1,574,829	100%

Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our ability to meet our future capital requirements.

The following table summarizes the percentage of deposit balances from retail customers compared to business customers as of September 30, 2025 and December 31, 2024.

	September 30, 2025		December 31, 2024
(in thousands)	Balance	Percent	Balance	Percent
Retail deposits	$798,522	48%	$798,664	51%
Business deposits	880,380	52%	776,165	49%
	$1,678,902	100%	$1,574,829	100%

Borrowed Funds

The following table presents the composition of our borrowings at the dates indicated:

(in thousands)	September 30, 2025	December 31, 2024
Overnight borrowings from Federal Reserve Discount Window	$—	$50,000
Securities sold under agreements to repurchase	20,207	15,409
Total short-term borrowings	$20,207	$65,409
FHLB advances	$65,000	$90,000
Junior subordinated debt	30,929	30,929
Total long-term borrowings	$95,929	$120,929

Short-term borrowings decreased by $45.2 million due to the purchase of the brokered time deposit discussed above, which was partially offset by increases in the overnight investment sweep product.  Long-term borrowings decreased by $25.0 million due to the full repayment of a matured $25.0 million FHLB borrowing in September 2025.

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

It is our policy to manage our affairs so that liquidity needs are fully satisfied through normal Bank operations. That is, the Bank will manage its liquidity to minimize the need to make unplanned sales of assets or to borrow funds under emergency conditions. The Bank will use funding sources where the interest cost is relatively insensitive to market changes in the short run (periods of one year or less) to satisfy operating cash needs. The remaining normal funding will come from interest-sensitive liabilities, either deposits or borrowed funds. When the marginal cost of needed wholesale funding is lower than the cost of raising this funding in the retail markets, the Corporation may supplement retail funding with external funding sources such as:

●	Unsecured Fed Funds lines of credit with upstream correspondent banks (M&T Bank, Atlantic Community Bankers Bank, Community Bankers Bank, PNC Financial Services, Pacific Coast Banker’s Bank and Zions Bancorp).
●	Secured advances with the FHLB, which are collateralized by eligible one-to-four family residential mortgage loans, home equity lines of credit, commercial real estate loans. Cash and various securities may also be pledged as collateral.
●	Secured line of credit with the Federal Reserve Discount Window for use in borrowing funds up to 90 days, using eligible investment securities as collateral.

●	Brokered deposits, including CDs and money market funds, provide a method to generate deposits quickly. These deposits are strictly rate driven but often provide the most cost-effective means of funding growth.
●	One Way Buy CDARS/ICS funding – a form of brokered deposits that has become a viable supplement to brokered deposits obtained directly.

The following table presents sources of liquidity available to the Corporation as of September 30, 2025.

(in thousands)	Total Availability	Amount Used	Net Availability
Internal Sources
Excess cash	$72,042	$-	$72,042
Unpledged securities	21,119	-	21,119
External Sources
Federal Reserve (discount window)	84,544	-	84,544
Correspondent unsecured lines of credit	140,000	-	140,000
FHLB	332,758	71,921	260,837
	$650,463	$71,921	$578,542

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

At September 30, 2025, we were asset sensitive.

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

Based on the simulation analysis performed at September 30, 2025 and December 31, 2024, management estimated the following changes in net interest income, assuming the indicated rate changes:

(in thousands)	September 30, 2025	December 31, 2024
+400 basis points	$5,695	$5,722
+300 basis points	$5,399	$5,300
+200 basis points	$4,360	$4,253
+100 basis points	$2,458	$2,391
-100 basis points	$(2,954)	$(2,851)
-200 basis points	$(5,773)	$(5,424)
-300 basis points	$(8,768)	$(8,080)
-400 basis points	$(12,290)	$(11,151)

Due to the current rate environment and changes to prepayment speeds, the Corporation became slightly less asset sensitive as of September 30, 2025 when compared to December 31, 2024.  All changes in net interest income from our simulation analysis remain within our policy limits.

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

The following table presents the Bank’s capital ratios as of the dates indicated:

	September 30, 2025	December 31, 2024	Required for Capital Adequacy Purposes	Required to be Well Capitalized
Total Capital (to risk-weighted assets)	15.42%	14.59%	8.00%	10.00%
Tier 1 Capital (to risk-weighted assets)	14.17%	13.35%	6.00%	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)	14.17%	13.35%	4.50%	6.50%
Tier 1 Capital (to average assets)	10.91%	10.70%	4.00%	5.00%

As of both September 30, 2025 and December 31, 2024, the Bank was considered “well capitalized” under the regulatory framework for prompt corrective action.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Contractual Obligations

The Corporation enters into contractual obligations in the normal course of business. Among these obligations are FHLB advances and junior subordinated debentures, operating lease agreements for banking and subsidiaries’ offices and for data processing and telecommunications equipment.  Comparing September 30, 2025 to December 31, 2024, short-term borrowings decreased by $45.2 million primarily due to the repayment of $50.0 million of overnight borrowings outstanding at December 31, 2024 from the purchase of a $50.0 million brokered CD, partially offset by increases in balances of the overnight investment sweep product.

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

Commitments to extend credit in the form of consumer, commercial and business at the dates indicated were as follows:

(in thousands)	September 30, 2025	December 31, 2024
Residential mortgage - home equity	$73,575	$70,894
Residential mortgage - construction	12,820	13,138
Commercial	162,486	163,079
Consumer - personal credit lines	4,284	4,224
Standby letters of credit	16,370	16,522
Total	$269,535	$267,857

The increase of $1.7 million in commitments at September 30, 2025 when compared to December 31, 2024 was primarily due to new residential home equity loan commitments originated during 2025.

For the nine-month periods ended September 30, 2025 and 2024, net credit loss expense/(credit) for off-balance sheet exposures was approximately $118,000 and ($17,000), respectively. For the three-month periods ended September 30, 2025 and 2024, net credit loss (credit)/expense for off-balance sheet exposures was approximately ($13,000) and $55,000, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

First United Corporation is a “smaller reporting company” as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, and, accordingly, is not required to include the information required by this item.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act with the SEC, such as this Quarterly Report, is recorded, processed, summarized and reported within the periods specified in those rules and forms, and that such information is accumulated and communicated to our management, including First United Corporation’s principal executive officer (“PEO”) and its principal financial officer (“PFO”), as appropriate, to allow for timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

An evaluation of the effectiveness of these disclosure controls as of September 30, 2025 was carried out under the supervision and with the participation of management, including the PEO and the PFO. Based on that evaluation, management, including the PEO and the PFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the nine months ended September 30, 2025, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended September 30, 2025, based on information provided to the Corporation, no director or officer of the Corporation adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of securities of the registrant intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act or (ii) any “non-Rule 10b51 trading arrangement” (as defined in Item 408(c) of the SEC’s Registration S-K).

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
104

The cover page of First United Corporation’s Quarterly Report on Form 10Q for the quarter ended September 30, 2025 formatted in Inline XBRL, included within the Exhibit 101 attachments (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST UNITED CORPORATION

Date: November 5, 2025	/s/ Carissa L. Rodeheaver
Carissa L. Rodeheaver, CPA
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Date: Novmber 5, 2025	/s/ Tonya K. Sturm
Tonya K. Sturm, Senior Vice President,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)