Form 10-K
period 2025-12-31
FIRST UNITED CORP/MD/
filed 2026-03-10
CIK 763907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

Commission file number 0-14237

First United Corporation

(Exact name of registrant as specified in its charter)

Maryland	52-1380770
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

19 South Second Street, Oakland, Maryland	21550-0009
(Address of principal executive offices)	(Zip Code)

(800) 470-4356

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	FUNC	Nasdaq Stock Market

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

The aggregate market value of the registrant’s outstanding voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $179,240,809.

The number of shares of the registrant’s common stock outstanding as of February 27, 2026: 6,501,382.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2026 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I

ITEM 1. BUSINESS

General

First United Corporation is a Maryland corporation chartered in 1985 and a bank holding company registered with the Board of Governors of the Federal Reserve System (the “FRB”) under the Bank Holding Company Act of 1956, as amended, that elected financial holding company status in 2021.  The Corporation’s primary business is serving as the parent company of First United Bank & Trust, a Maryland trust company (the “Bank”), First United Statutory Trust I (“Trust I”) and First United Statutory Trust II (“Trust II” and together with Trust I, the “Trusts”), both Connecticut statutory business trusts. The Trusts were formed for the purpose of selling trust preferred securities that qualified as Tier 1 capital. The Bank has two consumer finance company subsidiaries - OakFirst Loan Center, Inc., a West Virginia corporation, and OakFirst Loan Center, LLC, a Maryland limited liability company (together with OakFirst Loan Center, Inc., the “OakFirst Loan Centers”) - and one subsidiary that it uses to hold real estate acquired through foreclosure or by deed in lieu of foreclosure - First OREO Trust, a Maryland statutory trust.  In addition, the Bank owns 99.9% of the limited partnership interests in Liberty Mews Limited Partnership, a Maryland limited partnership formed for the purpose of acquiring, developing and operating low-income housing units in Garrett County, Maryland, and a 99.9% non-voting membership interest in MCC FUBT Fund, LLC, an Ohio limited liability company formed for the purpose of acquiring, developing and operating low-income housing units in Allegany County, Maryland and Mineral County, West Virginia.

At December 31, 2025, we had total assets of $2.1 billion, net loans of $1.5 billion and deposits of $1.7 billion. Shareholders’ equity at December 31, 2025 was $203.6 million.

The Corporation maintains an Internet website at www.mybank.com on which it makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC.

Banking Products and Services

The Bank operates 23 banking offices, one customer service center and 30 Automated Teller Machines (“ATMs”) in Allegany County, Frederick County, Garrett County, and Washington County in Maryland, and in Mineral County, Berkeley County and Monongalia County in West Virginia. The Bank is an independent community bank providing a complete range of retail and commercial banking services to businesses and individuals in its market areas. Services offered are essentially the same as those offered by the regional institutions that compete with the Bank and include checking, savings, money market deposit accounts, and certificates of deposit, business loans, personal loans, mortgage loans, lines of credit, and consumer-oriented retirement accounts including individual retirement accounts (“IRAs”) and employee benefit accounts. In addition, the Bank provides full brokerage services through a networking arrangement with Cetera Investment Services, LLC, a full-service broker-dealer. The Bank also provides safe deposit and night depository facilities, insurance products and trust services. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to applicable limits.

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

At December 31, 2025 and 2024, the total market value of assets under the supervision of the Bank’s wealth department was approximately $1.8 billion and $1.7 billion, respectively. Wealth management income, which includes trust department income and brokerage commissions, for these years may be found in the Consolidated Statements of Income under the heading “Other operating income”, which is contained in Item 8 of Part II of this annual report.

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

The following tables set forth deposit data for the Maryland and West Virginia Counties in which the Bank maintains offices as of June 30, 2025, the most recent date for which comparative information is available.

	Offices	Deposits	Market
	(in Market)	(in thousands)	Share
Allegany County, Maryland:
First United Bank & Trust	2	$275,647	33.20%
Manufacturers and Traders Trust Company	5	249,590	30.06%
Truist Bank	3	203,848	24.55%
Dollar Bank, Federal Savings Bank	2	62,282	7.50%
Somerset Trust Company	2	38,847	4.69%
Source: FDIC Deposit Market Share Report

Frederick County, Maryland:
PNC Bank, National Association	11	$1,701,349	26.67%
Truist Bank	10	1,032,491	16.18%
Bank Of America, National Association	4	797,010	12.48%
Manufacturers and Traders Trust Company	6	495,713	7.77%
Atlantic Union Bank	3	426,561	6.69%
Woodsboro Bank	5	424,941	6.66%
Middletown Valley Bank	4	398,451	6.25%
Capital One, National Association	2	308,789	4.84%
ACNB Bank	4	253,267	3.97%
First United Bank & Trust	3	217,757	3.41%
Wells Fargo Bank, National Association	1	174,151	2.73%
WesBanco Bank, Inc.	1	53,454	0.84%
JP Morgan Chase Bank, National Association	1	37,516	0.59%
Fulton Bank, National Association	1	36,972	0.58%
Presidential Bank, FSB	1	17,629	0.28%
Woodforest National Bank	1	3,596	0.06%
Source: FDIC Deposit Market Share Report

Garrett County, Maryland:
First United Bank & Trust	5	$536,545	64.60%
Manufacturers and Traders Trust Company	2	115,481	13.90%
Clear Mountain Bank	1	79,825	9.61%
Truist Bank	1	65,189	7.85%
Somerset Trust Company	1	26,270	3.16%
Miners & Merchants Bank	1	7,298	0.88%
Source: FDIC Deposit Market Share Report

Washington County, Maryland:
Fulton Bank, National Association	4	$629,938	19.22%
Manufacturers and Traders Trust Company	9	584,752	17.85%
Truist Bank	5	547,188	16.70%
Middletown Valley Bank	3	530,872	16.20%
PNC Bank, National Association	3	358,910	10.96%
CNB Bank, Inc.	4	169,572	5.18%
First United Bank & Trust	4	162,309	4.95%
United Bank	2	137,218	4.19%
Orrstown Bank	1	73,219	2.24%
Bank of Charles Town	1	28,353	0.87%
Farmers and Merchants Trust Company of Chambersburg	1	25,581	0.78%
Ameriserv Financial Bank	1	22,170	0.68%
Jefferson Security Bank	1	5,891	0.18%
Source: FDIC Deposit Market Share Report

Berkeley County, West Virginia:
United Bank	4	$591,186	29.08%
Truist Bank	3	384,505	18.92%
City National Bank of West Virginia	4	262,191	12.90%
Burke & Herbert Bank & Trust Company	3	182,491	8.98%
Jefferson Security Bank	2	167,286	8.22%
First United Bank & Trust	3	166,206	8.18%
CNB Bank, Inc.	3	147,482	7.26%
Bank of Charles Town	2	126,368	6.22%
Woodforest National Bank	1	4,810	0.24%
Source: FDIC Deposit Market Share Report

Mineral County, West Virginia:
First United Bank & Trust	2	$140,090	38.60%
Manufacturers and Traders Trust Company	2	84,345	23.24%
Truist Bank	1	72,469	19.97%
The Grant County Bank	1	47,380	13.06%
FNB Bank, Inc.	1	18,622	5.13%
Source: FDIC Deposit Market Share Report

Monongalia County, West Virginia:
United Bank	6	$1,568,631	30.71%
MVB Bank, Inc.	2	1,449,309	28.38%
The Huntington National Bank	6	630,752	12.35%
Clear Mountain Bank	3	386,978	7.58%
Truist Bank	3	327,436	6.41%
PNC Bank, National Association	2	233,452	4.57%
WesBanco Bank, Inc.	3	232,051	4.54%
First United Bank & Trust	3	125,005	2.45%
Citizens Bank of Morgantown, Inc.	1	42,295	0.83%
Burke & Herbert Bank & Trust Company	1	39,211	0.77%
First Exchange Bank	2	37,326	0.73%
JP Morgan Chase Bank, National Association	1	31,636	0.62%
City National Bank of West Virginia	1	3,253	0.06%
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

General

The Corporation is registered with the FRB as a financial holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”) and, as such, is subject to the supervision, examination and reporting requirements of the BHC Act and the regulations of the FRB.  As a publicly-traded company whose common stock, par value $0.01 per share (the “Common Stock”), is registered under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and listed on The NASDAQ Global Select Market, the Corporation is also subject to regulation and supervision by the SEC and The NASDAQ Stock Market, LLC (“NASDAQ”).

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

Regulation of Financial Holding Companies

In 2021, the Corporation elected to become a financial holding company, which allows it to engage in certain activities, and own shares or control of certain entities, that are in addition to those permissible for an entity that is a bank holding company only.  The provisions of the BHC Act relating to financial holding companies and the regulations promulgated thereunder require the Bank to remain “well capitalized” and “well managed”.  The capital requirement is discussed below under the heading, “Prompt Corrective Action”.  The Bank will be considered to be well managed so long as it achieves a CAMEL composite rating of at least “2” as a result of its most recent examination and at least a “satisfactory” management rating (if such rating is given).  If the Bank were to fail to meet either of these requirements, then the Corporation would be required to enter into an agreement with the FRB that would address the remediation of the condition that led to the failure.  During the term of that agreement, which is typically 180 days but can be extended at the discretion of the FRB, the Corporation would be prohibited from commencing any additional activity or acquiring control or shares of any company that would otherwise be permissible for a financial holding company under Section 4(k) of the BHC Act.  If the Corporation were to fail to correct that condition by the expiration of the agreement’s term, then the FRB could order the Corporation to divest its ownership of the Bank or, alternatively, terminate all financial holding company activities.  For so long as the Corporation remains a financial holding company, the Bank must also maintain a Satisfactory or better rating under the CRA.  During any period that the Bank fails to satisfy this requirement, the Corporation is prohibited from commencing any additional activity or acquiring control or shares of any company that would otherwise be permissible for a financial holding company under Section 4(k) of the BHC Act.  The Bank currently satisfies all of the foregoing conditions.

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

As of December 31, 2025, we were in compliance with the applicable requirements.

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

A bank will be (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater, a Common Equity Tier 1 (“CET1”) ratio of 6.5% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure, (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater, a CET1 ratio of 4.5% or greater, and is not “well capitalized”, (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0%, or a CET1 ratio of less than 4.5%, (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0%, or a CET1 ratio of less than 3.0%, and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

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

As of December 31, 2025, the Bank was “well capitalized” based on the aforementioned ratios.

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

The Federal Deposit Insurance Reform Act of 2005, which created the Deposit Insurance Fund (“DIF”), gave the FDIC greater latitude in setting the assessment rates for insured depository institutions which could be used to impose minimum assessments.  The FDIC has the flexibility to adopt actual rates that are higher or lower than the total base assessment rates adopted without notice and comment, if certain conditions are met.

In November 2023, the FDIC issued a final rule to implement a special assessment to recover losses to the DIF as a result of bank failures that year and the FDIC’s use of the systemic risk exception to cover certain deposits that were otherwise uninsured.  In June 2024, due to the increased estimate of losses, the FDIC announced that it projects that the special assessment will be collected for an additional two quarters beyond the initial eight-quarter collection period at a lower rate.  In December 2025, based upon the first six quarterly collections of the special assessment and anticipated collections for the seventh quarterly special assessment, the FDIC issued an interim final rule to amend the collection of the special assessment to reduce the eighth quarter special assessment and removed the special assessment for the two additional quarters was removed.  The special estimate was based on estimated uninsured deposits at December 31, 2022 (excluding the first $5.0 billion).  The Bank was exempt from this special assessment as its total uninsured deposits were below $5.0 billion.

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

Dodd-Frank Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was enacted in July 2010 and significantly restructured the financial regulatory regime in the United States. Although the Dodd-Frank Act’s provisions that have received the most public attention generally have been those applying to or more likely to affect larger institutions such as banks and bank holding companies with total consolidated assets of $50 billion or more, it contains numerous other provisions that affect all financial institutions, including the Bank.  The Dodd-Frank Act established the Consumer Financial Protection Bureau (the “CFPB”), discussed below, and contains a wide variety of provisions affecting the regulation of depository institutions, including fair lending, fair debt collection practices, mortgage loan origination and servicing obligations, bankruptcy, military service member protections, use of credit reports, privacy matters, and disclosure of credit terms and correction of billing errors.  Local, state and national regulatory and enforcement agencies continue efforts to address perceived problems within the mortgage lending and credit card industries through broad or targeted legislative or regulatory initiatives aimed at lenders’ operations in consumer lending markets.  There continues to be a significant amount of legislative and regulatory activity, nationally, locally and at the state level, designed to limit certain lending practices while mandating certain servicing procedures.  Federal bankruptcy and state debtor relief and collection laws, as well as the Servicemembers Civil Relief Act affect the ability of banks, including the Bank, to collect outstanding balances.

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

Consumer Lending – Military Lending Act

The Military Lending Act (the “MLA”) and the rules adopted by the Department of Defense (“DOD”) thereunder cover virtually all consumer loan and credit card products (except for loans secured by residential real property and certain purchase-money motor vehicle/personal property secured transactions).  Lenders must provide specific written and oral disclosures concerning the protections of the MLA to active-duty members of the military and dependents of active-duty members of the military (“covered borrowers”).  The DOD’s rules impose a 36% “Military Annual Percentage Rate” cap that includes costs associated with credit insurance premiums, fees for ancillary products, finance charges associated with the transactions, and application and participation charges.  In addition, loan terms cannot include (i) a mandatory arbitration provision, (ii) a waiver of consumer protection laws, (iii) mandatory allotments from military benefits, or (iv) a prepayment penalty.  The revised rule also prohibits “roll-over” or refinances of the same loan unless the new loan provides more favorable terms for the covered borrower.  Lenders may verify covered borrower status using a DOD database or information provided by credit bureaus.

Federal Securities Laws and NASDAQ Rules

The Common Stock is registered with the SEC under Section 12(b) of the Exchange Act and shares of the Common Stock are listed on the NASDAQ Global Select Market.  The Corporation is subject to information reporting requirements, proxy solicitation requirements, insider trading restrictions and other requirements of the Exchange Act, including the requirements imposed under the federal Sarbanes-Oxley Act of 2002, and rules adopted by NASDAQ.  Among other things, loans to and other transactions with insiders are subject to restrictions and heightened disclosure, directors and certain committees of the Board must satisfy certain independence requirements, the Corporation must comply with certain enhanced corporate governance requirements, and various issuances of securities by the Corporation require shareholder approval.

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

EMPLOYEES

At December 31, 2025, we employed 343 individuals, of whom 315 were full-time employees.

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

Our success depends, to a certain extent, upon local, national and global economic and political conditions, as well as governmental monetary policies.  Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing the loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment in the markets where we operate and the United States as a whole.  A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings.  Unfavorable or uncertain economic and market conditions can be caused by a decline in economic growth both in the United States and internationally, declines in business activity or investor or business confidence, limitations on the availability of or increases to the cost of credit and capital, increases in inflation or interest rates, high unemployment, natural disasters, trade policies and tariffs, or a combination of these factors.  Current economic conditions are being heavily impacted by recent inflationary conditions and higher interest rates, the effects of which may impact our profitability by negatively impacting our fixed costs and expenses.  Economic and inflationary pressure on consumers and uncertainty regarding economic improvement could result in changes in consumer and business spending, borrowing, and savings habits.  Such conditions could have a material adverse effect on the credit quality of our loans and our business, financial condition, and results of operations.

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

The federal banking regulators believe that institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios face a heightened risk of financial difficulties in the event of adverse changes in the economy and commercial real estate markets.  Accordingly, through published guidance, these regulators have directed institutions whose concentrations exceed certain percentages of capital to implement heightened risk management practices appropriate to their concentration risk.  The guidance provides that banking regulators may require such institutions to reduce their concentrations and/or maintain higher capital ratios than institutions with lower concentrations in commercial real estate.  At December 31, 2025, our commercial real estate concentrations were below the heightened risk management thresholds set forth in this guidance.

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

At December 31, 2025, investment securities in our investment portfolio having a cost basis of $123.9 million and a market value of $107.1 million were classified as available-for-sale pursuant to FASB Accounting Standards Codification (“ASC”) Topic 320, Investments – Debt and Equity Securities, relating to accounting for investments.  Topic 320 requires that unrealized gains and losses in the estimated value of the available-for-sale portfolio be “marked to market” and reflected as a separate item in shareholders’ equity (net of tax) as accumulated other comprehensive loss.  There can be no assurance that future market performance of our investment portfolio will enable us to realize income from sales of securities.  Shareholders’ equity will continue to reflect the unrealized gains and losses (net of tax) of these investments.  Moreover, there can be no assurance that the market value of our investment portfolio will not decline, causing a corresponding decline in shareholders’ equity.

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

Our investment securities portfolio as a whole is exposed to credit risk associated with rating agency downgrades and defaults of the issuers of those securities.  We measure expected credit losses on our investment portfolio through our current expected credit loss (“CECL”) estimate.  Increases to the provision for credit losses would have a negative impact on our results of operations and regulatory capital ratios.  Additionally, an insufficient CECL provision may result in additional losses that would have an adverse impact on our results of operations.  The investment portfolio’s performance, including the existence of unrealized and unrecognized losses in the portfolio, also may create reputational risk for us, particularly in conjunction with the conditions of the banking industry generally, that could result in deposit outflows or reduced access to funding, or negatively impact our ability to attract and retain prospective customers.

Impairment of goodwill and other intangible assets or deferred tax assets could require charges to earnings, which could result in a negative impact on our results of operations.

Under current accounting standards, goodwill and other intangible assets are subject to impairment tests on at least an annual basis or more frequently if a triggering event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount.  A decline in the price of the shares of Common Stock or occurrence of a triggering event following any of our quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period which was not reflected in such earnings release.  In the event that we conclude that all or a portion of our goodwill and other intangible assets may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings.  Such a charge would have no impact on tangible capital.  At December 31, 2025, we had recorded goodwill and other intangible assets of $11.4 million, representing approximately 5.6% of shareholders’ equity.

At December 31, 2025, our net deferred tax assets were valued at $8.7 million.  Included in that total is $2.6 million of state net operating loss carryforwards (“NOLs”) associated with separate company tax filings of the Corporation, which we do not expect to use and, thus, we have established a $2.6 million valuation allowance.  A deferred tax asset is reduced by a valuation allowance if, based on the weight of the evidence available, both negative and positive, including the recent trend of quarterly earnings, the Corporation determines that it is more likely than not that some portion or all of the total deferred tax asset will not be realized.  Moreover, our ability to utilize our net operating loss carryforwards to offset future taxable income may be significantly limited if we experience an “ownership change,” as determined under Section 382 of the Internal Revenue Code of 1986, as amended (“the Code”). If an ownership change were to occur, the limitations imposed by Section 382 of the Code could result in a portion of our net operating loss carryforwards expiring unused, thereby impairing their value. Section 382’s provisions are complex, and we cannot predict any circumstances surrounding the future ownership of the Common Stock.  Accordingly, we cannot provide any assurance that we will not experience an ownership change in the future.

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

Moreover, we are considered a “user” of consumer reports provided by consumer reporting agencies under the Fair Credit Reporting Act (“FCRA”), as amended by the Fair and Accurate Credit Transactions Act.  FCRA regulates and protects consumer information collected by consumer reporting agencies and imposes specific obligations on “users” of consumer reports. Such obligations may include restricting the sharing of information contained in a consumer report, notifying consumers when such reports are used to make an adverse decision, and, in the context of completing employee background checks, providing a notice containing certain disclosures to the consumer and obtaining their consent.

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

The sale of a substantial number of shares of the Common Stock could adversely affect the market price of such shares.  The availability of shares for future sale could adversely affect the prevailing market price of shares of Common Stock and could cause the market price of such shares to remain low for a substantial amount of time. In addition, the Corporation may grant equity awards under its equity compensation plans from time to time in effect, including fully-

vested shares of Common Stock.  It is possible that if a significant percentage of such available shares were attempted to be sold within a short period of time, the market for the shares would be adversely affected.  Management cannot predict whether the market for shares of Common Stock could absorb a large number of attempted sales in a short period of time, regardless of the price at which they might be offered.  Even if a substantial number of sales do not occur within a short period of time, the mere existence of this “market overhang” could have a negative impact on the market for the common stock and our ability to raise capital in the future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management Strategy

Our risk management program is designed to identify, assess, and mitigate risks across various aspects of the Corporation, including financial, operational, reputational, and legal.  Cybersecurity is a critical component of this program, given the increasing reliance on technology and potential of cyber threats.  Our Cyber Security Initiative (“CSI”) committee led by our Information Security Officer is primarily responsible for this cybersecurity component and is a key member of the risk management committee.  The Information Security Officer reports directly to the Managing Director of Operations and, as discussed below, regularly to the Risk and Compliance Committee of our board of directors.

Our objective for managing cybersecurity risk is to avoid or minimize the impacts of external threat events or other efforts to penetrate, disrupt or misuse our systems or information.  The structure of our information security program is designed around the Cyber Risk Institute’s cybersecurity profile designed specifically for the financial services industry, regulatory guidance, and other industry standards.  In addition, we leverage certain industry and government associations, third-party benchmarking, audits, and threat intelligence feeds to facilitate and promote program effectiveness.  Our Information Security Officer, along with key members of our risk management committee, regularly collaborate with peer banks, industry groups, and policymakers to discuss cybersecurity trends and issues and identify best practices.  The information security program is periodically reviewed by such personnel with the goal of addressing changing threats and conditions.

We employ an in-depth, layered, defensive strategy that embraces a “never trust, always verify” philosophy when designing new products, services, and technology.  We leverage people, processes, and technology as part of our efforts to manage and maintain cybersecurity controls.  We also employe a variety of preventative and detective tools designed to monitor, block, and provide alerts regarding suspicious activity, as well as to report on suspected advanced persistent threats.  We have established processes and systems designed to mitigate cyber risk, including regular and on-going education and training for employees, preparedness simulations and tabletop exercises, and recovery and resilience tests.  We engage in regular assessments of our infrastructure, software systems, and network architecture, using internal cybersecurity experts, external penetration testers, and third-party specialists.  We also maintain a third-party risk management program designed to identify, assess, and manage risks, including cybersecurity risks, associated with external service providers and our supply chain.  We also actively monitor our email gateways for malicious phishing email campaigns and monitor remote connections as a significant portion of our workforce has the option to work remotely.  We have optimized our vulnerability management program that scans devices every four hours, and we have strict key performance metrics to ensure vulnerabilities are remediated quickly.  We leverage internal and external auditors and independent external partners to periodically review our processes, systems, and controls, including our information security program, to assess their design and operating effectiveness and make recommendations to strengthen our risk management program.

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

Governance

Our Information Security Officer and Director of Information Technology is accountable for managing our enterprise information security processes and procedures and delivering our information security program.  The responsibilities of this department include cybersecurity risk assessment, incident response and business resilience, vulnerability assessment, threat intelligence, identity access governance, enterprise risk management, and third-party risk management.  The foregoing responsibilities are covered on a day-to-day basis by a first line of defense function, and our second line of defense function, including the CSI Committee, provides guidance, oversight, monitoring, and challenge of the first line’s activities.  The Committee as a whole, consists of information security professionals with varying degrees of education and experience as well as information technology professionals, and audit and fraud professionals.  Individuals within the Committee are generally subject to professional education and certification requirements.  In particular, our Information Security Officer has the necessary relevant expertise and formal training in the areas of information security and cybersecurity risk management.

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

These committees are chaired by managers and experts within the Corporation and include the Chief Operating Officer, as well as his direct reports and other key departmental managers from throughout the entire company.  These committees meet regularly to provide oversight of the risk management strategy, standards, policies, practices, controls, and mitigation to facilitate timely information and monitoring efforts.  The Information Security Officer reports summaries of key issues, including significant cybersecurity and/or privacy incidents, discussed at committee meetings and the actions taken to the Risk and Compliance Committee of our board of directors on a quarterly basis (or more frequently as may be required by the Incident Response Plan).

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

ITEM 2. PROPERTIES

The headquarters of the Corporation and the Bank occupies approximately 29,000 square feet at 19 South Second Street, Oakland, Maryland, and a 30,000 square feet operations center located at 12892 Garrett Highway, Oakland Maryland. These premises are owned by the Corporation. The Bank owns 20 of its banking offices and leases three. Total rent expense on the leased offices and properties was $0.4 million in 2025.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of the Corporation’s common stock are listed on the NASDAQ Global Select Market under the symbol “FUNC”. As of February 27, 2026, issued and outstanding shares of Common Stock were held by 1,247 shareholders of record.

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

Issuer Repurchases

Neither First United Corporation nor any of its affiliated purchasers (as defined in Rule 10b-18 promulgated under the Exchange Act) purchased any shares of Common Stock during the three-month period ended December 31, 2025.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto for the years ended December 31, 2025 and 2024, which are included in Item 8 of Part II of this annual report.

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

For the years ended December 31, 2025 and 2024, net income was $24.5 million and $20.6 million, respectively, on a generally accepted accounting principles (“GAAP”) basis.  Net income for the year ended December 31, 2025 was inclusive of a $1.3 million write-down, net of tax, on other real estate owned (“OREO”) property, a $0.2 million loss, net of tax, on disposal of fixed assets, and a $0.1 million gain, net of tax, on sale of available-for-sale (“AFS”) investment securities and adjusted net income was $25.8 million on a non-GAAP basis.  Net income for the year ended December 31, 2024 was inclusive of a $0.4 million increase in expenses, net of tax, related to announced branch closures and adjusted net income was $21.0 million on a non-GAAP basis.

The provision for credit losses on loans was $2.3 million for the year ended December 31, 2025 and $2.9 million for the year ended December 31, 2024.  Net charge-offs of $1.0 million were recorded for the year ended December 31, 2025, compared to $2.2 million for 2024. The ratio of the ACL to loans outstanding was 1.28% at December 31, 2025 compared to 1.23% at December 31, 2024.

Net interest income, on a non-GAAP, fully-taxable equivalent (“FTE”) basis, increased by $8.1 million in 2025 when compared to 2024.  Interest income increased by $8.8 million, which was partially offset by a $0.7 million increase in interest expense.  The net interest margin was 3.67% and 3.38% for the years ending December 31, 2025 and 2024, respectively.  Management continues to place a strong focus on margin management as we move into 2026.  Higher cash levels at December 31, 2025 should allow us to repay outstanding debt and brokered deposits at their maturities.

Other operating income, including net gains on sales of mortgage loans, sales of investment securities and disposal of fixed assets, increased by approximately $0.7 million when compared to 2024.  This increase was attributable to a $0.7 million increase in wealth management income, driven by improving market conditions, increased annuity sales, and growth in new and existing customer relationships. Net gains, service charge income and debit card income were stable when comparing the year ended December 31, 2025 to the same period of 2024.

Other operating expenses increased by $3.8 million when compared to the year ended December 31, 2024.  Salaries and employee benefits increased by $1.3 million related to normal merit increases effective April 1, 2025, increased salary expense as a result of increased staffing levels as we enhanced our sales team in Morgantown, WV, increases in incentives, and 401(k) expenses, offset by reduced life and health insurance costs related to reduced claims in 2025. Net OREO expenses increased by $2.0 million related to the fair value write-down of one OREO property.  The write-down was attributable to a legacy participation loan, originated in 2013, that was taken into OREO several years ago.  The property is serviced by another lender and, following the cancellation of a previous contract, the Company made the decision, alongside other participants, to entertain a new letter of intent and to mark the property based on the new fair value.  Data processing expenses increased by $0.5 million due primarily to increased software agreements, and professional services expenses increased by $0.5 million driven by increased audit fees.   These increases were partially offset by a $0.5 million decrease in occupancy and equipment expenses related to accelerated depreciation expense related to branch closures that were recognized in the first quarter of 2024.

Outstanding gross loans of $1.5 billion at December 31, 2025 reflected growth of $40.9 million in 2025.  Since December 31, 2024, commercial real estate loans increased by $44.4 million, acquisition and development loans decreased by $5.0 million as construction projects were completed and rolled into permanent financing, commercial and industrial loans decreased by $10.5 million, residential mortgage loans increased by $18.1 million, and consumer loans decreased by $6.1 million as production continued to be outpaced by amortization. Commercial growth was offset during 2025 by unusually high payoffs as a result of clients utilizing cash to repay or consolidate debt.

Total deposits at December 31, 2025 increased by $160.3 million when compared to December 31, 2024.  In January 2025, $50.0 million in brokered time deposits with an average interest rate of 4.24% were obtained to fund the repayment of $50.0 million in overnight borrowings that were outstanding on December 31, 2024.  Savings and money market accounts increased by $70.2 million due primarily to the expansion of current and new relationships throughout 2025.  Non-interest-bearing checking deposits increased by $26.3 million due primarily to seasonal fluctuations of deposit balances of two commercial customers in the healthcare sector, and interest-bearing checking deposits increased by $6.0 million as we experienced seasonal fluctuations in municipal and commercial account balances.  Retail time deposits increased by $7.8 million since December 31, 2024.  We repaid a $25.0 million brokered time deposit at its maturity in January 2026.

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

The ACL “base case” model is derived from various economic forecasts provided by widely recognized sources.  Management evaluates the variability of market conditions by examining the peak and trough of economic cycles.  These peaks and troughs are used to stress the base case model to develop a range of potential outcomes.  Management then determines the appropriate reserve through an evaluation of these various outcomes relative to current economic conditions and known risks in the portfolio.  For the year ended December 31, 2025, the range of outcomes would produce a 10.54% reduction or a 48.15% increase in reserves based on the best-case and worst-case scenarios, respectively.

The ACL is also discussed below in Item 7 under the heading “Allowance for Credit Losses” and in Note 5 to the Consolidated Financial Statements.

Liquidity Sources

As of December 31, 2025, we had approximately $140.0 million in unsecured lines of credit with our correspondent banks, $83.9 million available through a secured line of credit with the Federal Reserve Discount Window, and approximately $261.6 million of secured borrowings with the FHLB.  Additionally, we have access to the brokered money market and certificates of deposit markets.

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

The table below summarizes net interest income for 2025 and 2024.

	GAAP		Non-GAAP - FTE
(in thousands)	2025	2024	2025	2024
Interest income	$100,848	$91,993	$101,066	$92,222
Interest expense	32,735	32,015	32,735	32,015
Net interest income	$68,113	$59,978	$68,331	$60,207
Net interest margin %	3.66%	3.36%	3.67%	3.38%

Net interest income, on a non-GAAP, FTE basis, increased by $8.1 million (13.5%) during the year ended December 31, 2025 when compared to the year ended December 31, 2024, driven by a $8.8 million (9.6%) increase in interest income, which was partially offset by an increase in interest expense of $0.7 million (2.2%).  The net interest margin, on an FTE basis, increased to 3.67% for the year ended December 31, 2025 from 3.38% for the year ended December 31, 2024.

Comparing the year ended December 31, 2025 with the year ended December 31, 2024, interest income increased by $8.8 million driven by an increase of $8.6 million on interest and fees on loans, as average loan balances increased by $68.8 million and the overall yield increased by 31 basis points in correlation with upward repricing of adjustable-rate loans.  Interest income on the investment portfolio increased by $0.5 million as a result of reinvesting the cashflow back into the portfolio in an effort to increase the overall yield in the current rate environment.

Interest expense increased by $0.7 million as a result of a $1.7 million increase in interest on deposits, as the average deposit balances increased by $90.0 million, driven by a $70.9 million increase in retail money market average balances and $30.9 million increase in average brokered time deposits, partially offset by decreases in average savings balances of $14.8 million.  The overall rate paid on deposits decreased by 3 basis points.  Interest expense on short-term borrowings decreased by $1.4 million due to the Bank’s utilization of the BTFP program in 2024 and subsequent repayment of the balances due under that program late in the third quarter of 2024. Long-term borrowing costs increased by $0.4 million as a result of an increase of $21.6 million in FHLB average balances due to borrowings obtained in the third quarter of 2024 and subsequent repayment of a $25.0 million advance at its maturity in September 2025, partially offset by a decrease in rate paid of 60 basis points.

As shown below, the composition of total interest income between 2025 and 2024 remained relatively stable.

	% of Total Interest Income
	2025	2024
Interest and fees on loans	90%	89%
Interest on investment securities	7%	8%
Other	3%	3%

The following table sets forth the average balances, net interest income and expense, and average yields and rates for our interest-earning assets and interest-bearing liabilities for 2025 and 2024:

Distribution of Assets, Liabilities and Shareholders’ Equity

Interest Rates and Interest Differential – Tax Equivalent Basis

	For the Years Ended December 31
	2025			2024
(in thousands)	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Assets
Loans	$1,496,125	$90,374	6.04%	$1,427,351	$81,819	5.73%
Investment Securities:
Taxable	284,659	7,210	2.53%	285,661	6,760	2.37%
Non taxable	7,246	390	5.38%	7,538	375	4.97%
Total	291,905	7,600	2.60%	293,199	7,135	2.43%
Federal funds sold	62,744	2,623	4.18%	55,117	2,874	5.21%
Interest-bearing deposits with other banks	6,152	89	1.45%	2,009	91	4.53%
Other interest earning assets	5,467	380	6.95%	4,565	303	6.64%
Total earning assets	1,862,393	101,066	5.43%	1,782,241	92,222	5.17%
Allowance for credit losses	(18,963)			(18,064)
Non-earning assets	178,572			182,548
Total Assets	$2,022,002			$1,946,725
Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$370,516	$6,355	1.72%	$368,725	$6,288	1.71%
Interest-bearing money markets- retail	484,238	14,694	3.03%	413,353	14,287	3.46%
Interest-bearing money markets- brokered	281	7	2.49%	55	3	5.45%
Savings deposits	165,625	172	0.10%	180,393	183	0.10%
Time deposits - Retail	148,214	4,299	2.90%	147,193	4,226	2.87%
Time deposits - Brokered	46,558	1,997	4.29%	15,697	841	5.36%
Total deposits	1,215,432	27,524	2.26%	1,125,416	25,828	2.29%
Short-term borrowings	20,810	75	0.36%	58,444	1,477	2.53%
Long-term borrowings	113,806	5,136	4.51%	92,213	4,710	5.11%
Total interest-bearing liabilities	1,350,048	32,735	2.42%	1,276,073	32,015	2.51%
Non-interest-bearing deposits	447,553			468,137
Other liabilities	31,400			33,326
Shareholders’ Equity	193,001			169,189
Total Liabilities and Shareholders’ Equity	$2,022,002			$1,946,725
Net interest income and spread		$68,331	3.01%		$60,207	2.66%
Net interest margin			3.67%			3.38%

Notes:

(1)	The above table reflects the average rates earned or paid stated on an FTE basis assuming a tax rate of 21% for 2025 and 2024. Non-GAAP interest income on an FTE basis for the years ended December 31, 2025 and 2024 were $218 and $229, respectively.
(2)	Average balances are presented on a daily average basis.
(3)	The average balances of non-accrual loans for the years ended December 31, 2025 and 2024, which were reported in the average loan balances for these years, were $3,640 and $8,471, respectively.
(4)	Net interest margin is calculated as net interest income divided by average earning assets.
(5)	The average yields on investments are based on amortized cost.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense of our average interest-earning assets and average interest-bearing liabilities for 2025 and 2024. This table distinguishes between the changes related to average outstanding balances (changes in volume created by holding the interest rate constant) and the changes related to average interest rates (changes in interest income or expense attributed to average rates created by holding the outstanding balance constant).

Interest Variance Analysis (1)

	2025 Compared to 2024
(in thousands and tax equivalent basis)	Volume	Rate	Net
Interest Income:
Loans	$3,941	$4,614	$8,555
Taxable investments	(24)	474	450
Non-taxable investments	(15)	30	15
Federal funds sold	397	(648)	(251)
Interest-bearing deposits	188	(190)	(2)
Other interest earning assets	60	17	77
Total interest income	4,547	4,297	8,844
Interest Expense:
Interest-bearing demand deposits	31	36	67
Interest-bearing money markets- retail	2,453	(2,046)	407
Interest-bearing money markets- brokered	12	(8)	4
Savings deposits	(15)	4	(11)
Time deposits - retail	29	44	73
Time deposits - brokered	1,654	(498)	1,156
Short-term borrowings	(952)	(450)	(1,402)
Long-term borrowings	1,103	(677)	426
Total interest expense	4,315	(3,595)	720
Net interest income	$232	$7,892	$8,124

Note:

(1)	The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Credit Losses

The provision for credit losses for loans was $2.3 million for the year ended December 31, 2025 and $2.9 million for the year ended December 31, 2024.  Net charge-offs of $1.0 million were recorded for the year ended December 31, 2025 compared to net charge-offs of $2.2 million for 2024. The ratio of the ACL to loans outstanding was 1.28% at December 31, 2025 compared to 1.23% at December 31, 2024.  The ACL reflects a level commensurate with the risk inherent in our loan portfolio.

Other Operating Income

The following table shows the major components of other operating income for the past two years, exclusive of net gains, and the percentage changes during these years:

(in thousands)	2025	2024	% Change
Service charges on deposit accounts	$2,255	$2,220	1.58%
Other service charges	845	887	(4.74)%
Trust department income	9,824	9,094	8.03%
Debit card income	4,057	4,065	(0.20)%
Bank owned life insurance	1,408	1,345	4.68%
Brokerage commissions	1,445	1,449	(0.28)%
Other income	332	351	(5.41)%
Total other operating income	$20,166	$19,411	3.89%

Other operating income, exclusive of gains, increased by $0.8 million for the year ended December 31, 2025 when compared to the same period of 2024.  The increase was primarily a result of an increase of $0.7 million in wealth management income due to increased market values of assets under management, increased annuity sales and growth in new and existing customer relationships.

Net gains of $0.4 million were reported for the years ended December 31, 2025 and 2024, as a $0.1 million increase in gains from the sales of residential mortgages and a $0.1 million increase in net gains on sales of investment securities was offset by a $0.2 million loss on the disposal of fixed assets.

The following table shows the components of net gains for the years ended December 31, 2025 and 2024.

(in thousands)	2025	2024
Net gains:
Available-for-sale securities:
Realized gains from sales and calls	$203	$—
Realized losses from sales and calls	(106)	—
Gains on sale of loans held for sale	533	414
Losses on disposal of fixed assets	(228)	—
Net gains	$402	$414

Other Operating Expense

The following table compares the major components of other operating expense for 2025 and 2024:

(in thousands)	2025	2024	% Change
Salaries and employee benefits	$29,347	$28,029	4.70%
FDIC premiums	1,051	1,070	(1.78)%
Equipment	2,217	2,675	(17.12)%
Occupancy	2,860	2,878	(0.63)%
Data processing	6,243	5,761	8.37%
Marketing	904	674	34.12%
Professional services	2,449	1,948	25.72%
Contract labor	634	597	6.20%
Line rentals	380	408	(6.86)%
Total OREO expenses, net	2,235	271	724.72%
Investor relations	306	293	4.44%
Contributions	344	234	47.01%
Other expenses	4,435	4,802	(7.64)%
Total other operating expense	$53,405	$49,640	7.58%

For the year ended December 31, 2025, non-interest expense increased by $3.8 million when compared to the year ended December 31, 2024.  Salaries and employee benefits increased by $1.3 million related to normal merit increases effective April 1, 2025, increased salary expense as a result of increased staffing levels as we enhanced our sales team in Morgantown, WV, increases in incentives, and 401(k) expenses, offset by reduced life and health insurance costs related to reduced claims in 2025. Net OREO expenses increased by $2.0 million due to the previously mentioned fair value write-down and expenses recorded in the fourth quarter of 2025.  Data processing expenses increased by $0.5 million due primarily to increased software agreements, and professional services expenses increased by $0.5 million driven by increased audit fees.   These increases were partially offset by a $0.5 million decrease in occupancy and equipment expenses related to accelerated depreciation expense related to branch closures that were recognized in the first quarter of 2024.

Applicable Income Taxes

We recognized a tax expense of $8.0 million in 2025 compared to a tax expense of $6.7 million in 2024. See the discussion under “Income Taxes” in Note 12 to the Consolidated Financial Statements presented elsewhere in this annual report for a detailed analysis of our deferred tax assets and liabilities.  Our effective income tax rate as a percentage of income for the years ended December 31, 2025 and December 31, 2024 was 24.6% and 24.5%, respectively.  The increase in the tax rate for the 2025 period was primarily related to changes in allocations of state income tax expense.

At December 31, 2025, the Corporation had Maryland Net Operating Losses (“NOLs”) of $34.9 million for which a deferred tax asset of $2.3 million has been recorded. There was also a Maryland state interest expense carryforward of $4.4 million, for which a deferred tax asset of $0.3 million has been recorded.  There has been and continues to be a full valuation allowance on these NOLs and interest expense deferred tax assets, based on management’s belief that it is more likely than not that these NOLs will not be realized prior to the expiration of their carry-forward periods because the Corporation will not generate sufficient taxable income in the future to fully utilize the NOLs. The valuation allowance was $2.6 million at both December 31, 2025 and 2024.

We have concluded that no valuation allowance is deemed necessary for our remaining federal and state deferred tax assets at December 31, 2025, as it is more likely than not that they will be realized based on the expected reversal of deferred tax liabilities, the generation of future income sufficient to realize the deferred tax assets as they reverse, and the ability to implement tax planning strategies to prevent the expiration of any carry-forward periods.

GAAP and Non-GAAP Measures

The following tables sets forth certain selected financial data for the years ended December 31, 2025 and 2024 under GAAP (as reported) and non-GAAP.  A non-GAAP financial measure is a numerical measure of historical or future financial performance, financial position or cash flows that excludes or includes amounts that are required to be disclosed in the most directly comparable measure calculated and presented in accordance with GAAP in the United States.  The Corporation’s management believes that the presentation of non-GAAP financial measures provides investors with a greater understanding of the Corporation’s operating results in addition to the results measured in accordance with GAAP.  While management uses these non-GAAP measures in its analysis of the Corporation’s performance, this information should not be viewed as a substitute for financial results determined in accordance with GAAP or considered to be more important than financial results determined in accordance with GAAP.

The following non-GAAP financial measures exclude net gains on the sale of investment securities, losses on disposal of fixed assets and a write-down of OREO in 2025 and accelerated depreciation and lease termination expenses related to the branch closures in 2024.

	For the year ended
	December 31,
	2025	2024
Per Share Data
Basic net income per share - as reported	$3.78	$3.15
Basic net income per share - non-GAAP	3.98	3.21
Diluted net income per share - as reported	$3.77	$3.15
Diluted net income per share - non-GAAP	3.97	3.21

Significant Ratios:

Return on Average Assets - as reported	1.21%	1.06%
Loss on write-down of OREO property	0.08	—
Loss on disposal of fixed assets	0.02	—
Net gains on sale of investment securities	(0.01)	—
Accelerated depreciation and lease termination expenses	—	0.03
Income tax effect of adjustments	(0.02)	(0.01)
Adjusted Return on Average Assets (non-GAAP)	1.28%	1.08%

Return on Average Equity - as reported	12.70%	12.16%
Loss on write-down of OREO property	0.85	—
Loss on disposal of fixed assets	0.12	—
Net gains on sale of investment securities	(0.05)	—
Accelerated depreciation and lease termination expenses	—	0.34
Income tax effect of adjustments	(0.23)	(0.08)
Adjusted Return on Average Equity (non-GAAP)	13.39%	12.42%

	Year Ended
(in thousands, except for per share amount)	2025	2024
Net income - as reported	$24,515	$20,569
Adjustments:
Loss on write-down of OREO property	1,635	—
Loss on disposal of fixed assets	228	—
Net gains on sale of investment securities	(97)	—
Accelerated depreciation and lease termination expenses	—	562
Income tax effect of adjustments	(435)	(137)
Adjusted net income (non-GAAP)	$25,846	$20,994

Diluted earnings per share - as reported	$3.77	$3.15
Adjustments:
Loss on write-down of OREO property	0.25	—
Loss on disposal of fixed assets	0.03	—
Net gains on sale of investment securities	(0.01)	—
Accelerated depreciation and lease termination expenses	—	0.08
Income tax effect of adjustments	(0.07)	(0.02)
Diluted earnings per share (non-GAAP)	$3.97	$3.21

CONSOLIDATED BALANCE SHEET REVIEW

Overview

Total assets at December 31, 2025 were $2.1 billion, representing a $114.4 million increase since December 31, 2024.  During the year, the investment portfolio increased by $9.5 million as bonds were purchased to lock in yield in anticipation of potential declines in long-term rates. Gross loans increased by $40.9 million as new production during the year was mitigated by amortization and unusually high payoffs in the commercial portfolio.  These payoffs were a result of sales of businesses of approximately $10.5 million and approximately $33.5 million related to refinancings and balance sheet restructurings.  Other assets, including deferred taxes, premises and equipment, bank owned life insurance, pension assets, accrued trust income receivable, and accrued interest receivable, increased by $13.6 million.

Total liabilities at December 31, 2025 were $1.9 billion, representing a $90.1 million increase since December 31, 2024.  Total deposits increased by $160.3 million when compared to December 31, 2024.   Brokered time deposits increased by $50.0 million as new brokered time deposits were obtained in January 2025 to fund the repayment of the $50.0 million in overnight borrowings outstanding at December 31, 2024. In addition, savings and money market accounts increased by $70.2 million, retail time deposits increased by $7.8 million, and non-interest-bearing deposits increased by $26.3 million.  Interest-bearing demand deposits, primarily our IntraFi Cash Service product, increased by $6.0 million due primarily to seasonal fluctuations in municipal deposit accounts.  Short-term borrowings decreased by $47.7 million due to the purchase of the brokered time deposit mentioned above, which was partially offset by increases in the overnight investment sweep product.  Long-term borrowings decreased by $25.0 million due to the repayment of a matured $25.0 million FHLB borrowing in September 2025.

As indicated below, the total interest-earning asset mix remained relatively constant at December 31, 2025 when compared to December 31, 2024. The mix for each year is illustrated below.

	Year End Percentage of Total Assets
	2025	2024
Cash and cash equivalents	6%	4%
Net loans	72%	74%
Investments	13%	14%

The year-end total liability mix has remained stable during the two-year period as illustrated below.

	Year End Percentage of Total Liabilities
	2025	2024
Total deposits	92%	88%
Total borrowings	6%	10%

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

Summary of Loan Portfolio

The following table presents the composition of our loan portfolio as of December 31 for the past two years:

(in millions)	2025	2024
Commercial real estate	$570.8	$526.4
Acquisition and development	90.3	95.3
Commercial and industrial	277.0	287.5
Residential mortgage	536.9	518.8
Consumer	46.7	52.8
Total Loans	$1,521.7	$1,480.8

Outstanding gross loans of $1.5 billion at December 31, 2025 reflected growth of $40.9 million in 2025.  Since December 31, 2024, commercial real estate loans increased by $44.4 million, acquisition and development loans decreased by $5.0 million as construction projects were completed and rolled into permanent financing, commercial and industrial loans decreased by $10.5 million, residential mortgage loans increased by $18.1 million, and consumer loans decreased by $6.1 million as production continued to be outpaced by amortization. Commercial growth was offset during 2025 by unusually high payoffs as a result of clients utilizing cash to repay or consolidate debt.

New commercial loan production for the year ended December 31, 2025 was approximately $247.0 million, which compares to $189.5 million for the year ended December 31, 2024.  The commercial pipeline continued to be strong at December 31, 2025 at $61.0 million, and unfunded, commercial construction loans totaled approximately $46.5 million.  Commercial amortization and payoffs were approximately $170.5 million for the year ended December 31, 2025.

New residential mortgage loan production for year ended December 31, 2025 was approximately $76.7 million, with most of this production comprised of in-house loans.  The pipeline of in-house, portfolio loans at December 31, 2025 was $4.5 million. Unfunded commitments related to residential construction loans totaled $14.5 million at December 31, 2025.

The following table presents loans in our commercial real estate portfolio by industry type at December 31, 2025.

(in thousands)	Non-owner-occupied	Owner-occupied	Multi-family	Total
Accommodations and food services	$68,125	$5,277	$-	$73,402
Administration and support, waste management, and remediation services	-	1,421	-	1,421
Agriculture, forestry, fishing and hunting	-	3,133	-	3,133
Arts, entertainment and recreation	-	4,169	-	4,169
Construction	1,971	6,056	-	8,027
Educational services	-	784	-	784
Finance and insurance	8,530	104	-	8,634
Health care and social assistance	11,522	21,694	-	33,216
Manufacturing	-	14,017	-	14,017
Mining, Quarrying, and Oil & Gas Extraction	-	378		378
Other services (except public services)	-	19,787	296	20,083
Professional, scientific and technical services	-	1,528	-	1,528
Public administration	1,343	584	-	1,927
Commercial rental properties	184,653	79,963	-	264,616
Residential rental properties	182	112	23,297	23,591
Student rental properties	-	-	2,270	2,270
Mixed use rental properties	2,401	765	19,244	22,410
Storage units	45,305	-	-	45,305
Real estate rental and leasing- other	10,582	5,015	-	15,597
Retail trade	69	2,698	-	2,767
Transportation and warehousing	-	431	-	431
Wholesale trade	-	23,102	-	23,102
Total	$334,683	$191,018	$45,107	$570,808

Our loan portfolio does not consist of any loans secured by office buildings located in major metropolitan areas or that are over four stories or any retail properties rented to major big box retail tenants.

The following table sets forth the maturities, based upon contractual dates, for selected loan categories as of December 31, 2025:

Maturities of Loan Portfolio at December 31, 2025

Fixed Rate Loans

(in thousands)	Maturing Within One Year	Maturing After One Year But Within Five Years	Maturing After Five Years Within Fifteen Years	Maturing After Fifteen Years	Total
Commercial real estate	$78,941	$333,296	$23,585	$—	$435,822
Acquisition and development	32,216	19,538	1	—	51,755
Commercial and industrial	30,054	101,585	31,381	—	163,020
Residential mortgage	11,618	26,502	23,958	95,955	158,033
Consumer	2,075	26,943	7,232	1,093	37,343
Total Loans	$154,904	$507,864	$86,157	$97,048	$845,973

Variable Rate Loans

(in thousands)	Maturing Within One Year	Maturing After One Year But Within Five Years	Maturing After Five Years Within Fifteen Years	Maturing After Fifteen Years	Total
Commercial real estate	$18,870	$47,046	$33,131	$35,939	$134,986
Acquisition and development	19,719	6,295	6,651	5,852	38,517
Commercial and industrial	61,335	41,646	10,112	921	114,014
Residential mortgage	2,029	2,852	22,334	351,664	378,879
Consumer	4,017	—	813	4,505	9,335
Total Loans	$105,970	$97,839	$73,041	$398,881	$675,731

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

The following sets forth the amounts of non-accrual, past-due and modified loans for the past two years:

Risk Elements of Loan Portfolio

	At December 31,
(in thousands)	2025	2024
Non-accrual loans:
Commercial real estate	$695	$656
Acquisition and development	—	82
Commercial and industrial	1,068	1,838
Residential mortgage	2,394	2,181
Consumer	35	174
Total non-accrual loans	$4,192	$4,931
Accruing Loans Past Due 90 days or more:
Commercial real estate	$—	$317
Residential mortgage	432	573
Consumer	45	28
Total accruing loans past due 90 days or more	$477	$918
Total non-accrual and past due 90 days or more	$4,669	$5,849
Other repossessed assets	2,802	2,802
Other real estate owned	1,083	3,062
Total non-performing assets	$8,554	$11,713

Non-accrual loans to total loans (as %)	0.28%	0.33%
Non-performing loans to total loans (as %)	0.31%	0.39%
Non-performing assets to total assets (as %)	0.41%	0.59%
Allowance for credit losses to non-accrual loans (as %)	464.46%	368.49%
Allowance for credit losses to non-performing assets (as %)	227.61%	155.13%

Modified Loans:
Performing	$246	$1,006
Total modified loans	$246	$1,006
Individually evaluated loans without a valuation allowance	$3,522	$4,432
Individually evaluated loans with a valuation allowance	16,164	—
Total individually evaluated loans	$19,686	$4,432

Accruing loans past due 30 days or more was 0.32% at both December 31, 2025 and 2024.  Non-accrual loans totaled $4.2 million at December 31, 2025 compared to $4.9 million at December 31, 2024.  The decrease in non-accrual balances at December 31, 2025 was due to principal paydowns and the charge-off of $0.6 million related to a non-accrual commercial and industrial relationship that was recorded during the second half of 2025.

Individually evaluated loans totaled $19.6 million at December 31, 2025 and $4.4 million at December 31, 2024.  This increase primarily relates to one credit relationship in our commercial and industrial portfolio that is in the automotive dealership industry.  While the credit was not past-due or non-accrual, it was not meeting the contractual terms of the loan agreement; therefore, management felt it was prudent to designate the credit as individually evaluated at December 31, 2025.  A $0.4 million specific reserve within the ACL was calculated against the credit using discounted cash flows at December 31, 2025.

The following table sets forth the percent applicable by portfolio for non-accrual loans for the past two years:

Non-Accrual Loans as a % of Applicable Portfolio

	2025	2024
Commercial real estate	0.1%	0.1%
Acquisition and development	0.0%	0.1%
Commercial and industrial	0.4%	0.6%
Residential mortgage	0.4%	0.4%
Consumer	0.1%	0.3%

We would have recognized $0.4 million and $0.8 million in interest income for the years ended December 31, 2025 and 2024, respectively, had our non-accrual loans been current and performing in accordance with their terms.  During 2025 and 2024, we recognized, on a cash basis, $0.1 million and $0.2 million, respectively, of interest income on non-accrual loans that paid off.

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

A loan that is considered a non-accrual or modified loan may be subject to the individually evaluated loan analysis if the commitment is $100,000 or greater; otherwise, the modified loan remains in the appropriate segment in the ACL model and associated reserves are adjusted based on changes in the discounted cash flows.  For a discussion with respect to reserve calculations regarding individually evaluated loans, refer to the “Individually evaluated loans” section in Note 17, Fair Value of Financial Instruments.

From time to time, we may modify certain loans to borrowers who are experiencing financial difficulty.  In some cases, these modifications may result in new loans.  Loan modifications to borrowers may be in the form of a principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, a term extension, or a combination thereof, among other things.

The below table presents the amortized cost basis of loans that were both experiencing financial difficulty and modified during the years ended December 31, 2025 and 2024, by class and by type of modification.  The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

(in thousands)	Term Extension	Percentage of Total Loan Type	Weighted Average Term and Principal Payment Extension
December 31, 2025
Commercial and industrial	$246	0.09%	18 months
Total	$246

December 31, 2024
Owner-occupied commercial real estate	$884	0.38%	12 months
Commercial and industrial	122	0.04%	60 months
Total	$1,006

All loans presented in the table above were performing in accordance with their modified terms at December 31, 2025 and 2024.

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

The ACL was $19.5 million at December 31, 2025 compared to $18.2 million at December 31, 2024. The provision for credit losses on loans was $2.3 million for the year ended December 31, 2025 compared to $2.9 million for the year ended December 31, 2024.  The provision expense recorded in 2025 was primarily related to charge-offs recorded in our commercial and industrial portfolio and growth in our loan portfolio.  Net charge-offs of $1.0 million and $2.2 million were recorded for the years ended December 31, 2025 and 2024, respectively.  The ratio of the ACL to loans outstanding was 1.28% at December 31, 2025 and 1.23% at December 31, 2024.

The ratio of net charge offs to average loans was 0.07% for the year ended December 31, 2025 and 0.16% for the year ended December 31, 2024.  The commercial and industrial portfolio had net charge offs of 0.33% and 0.50% for the years ended December 31, 2025 and 2024, respectively, due primarily to charge offs on one non-accrual commercial relationship.  The acquisition and development portfolio had net recoveries of 0.33% and 0.06% for the years ended December 31, 2025 and 2024, respectively.  This shift in the acquisition and development portfolio was due primarily to recoveries recognized in 2025 related to one relationship previously charged off in 2016 as additional collateral was brought into OREO in the third quarter of 2025.  The decrease in net charge offs in consumer loans in 2025 was primarily driven by approximately $0.3 million in charge offs of demand deposit balances during the first quarter of 2024.  Details of the ratios, by loan type, are shown below.  Our special assets team continues to actively collect on charged-off loans, resulting in overall low net charge-off ratios.

Management believes that the ACL at December 31, 2025 is adequate to provide for losses over the life of the loan portfolio. Amounts that will be recorded for the provision for credit losses in future periods will depend upon trends in the loan balances, including the composition of the loan portfolio, changes in loan quality and loss experience trends, potential recoveries on previously charged-off loans and changes in other qualitative factors. Management also applies interest rate risk, collateral value and debt service sensitivity analyses to the commercial real estate loan portfolio and obtains new appraisals on specific loans under defined parameters to assist in the determination of the periodic provision for credit losses.

The following table presents a summary of the activity in the ACL by major loan category for the past two years.

Analysis of Activity in the Allowance for Credit Losses

	For the Years Ended December 31,
(in thousands)	2025	2024
Balance, January 1	$18,170	$17,480
Charge-offs:
Acquisition and development	(9)	—
Commercial and industrial	(1,011)	(1,610)
Residential mortgage	(15)	(45)
Consumer	(715)	(1,369)
Total charge-offs	(1,750)	(3,024)
Recoveries:
Commercial real estate	—	82
Acquisition and development	316	52
Commercial and industrial	73	212
Residential mortgage	41	75
Consumer	275	364
Total recoveries	705	785
Net credit losses	(1,045)	(2,239)
Provision for credit losses	2,345	2,929
Balance at end of period	$19,470	$18,170

Allowance for credit losses to total loans (as %)	1.28%	1.23%

Net (Charge-offs)/Recoveries as a % of Average Applicable Portfolio

	2025	2024
Commercial real estate	0.0%	0.0%
Acquisition and development	0.3%	0.1%
Commercial and industrial	(0.3%)	(0.5%)
Residential mortgage	0.0%	0.0%
Consumer	(0.9%)	(1.9%)

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

Allocation of the Allowance for Credit Losses

	For the Years Ended December 31,
(in thousands)	Amount of Allowance Allocated	Total Loans	Percent of Loans in Each Category to Total Loans	Ratio of Allowance Allocated to Loans in Each Category
December 31, 2025
Commercial real estate	$4,644	$570,808	37.5%	0.81%
Acquisition and development	1,278	90,272	5.9%	1.42%
Commercial and industrial	4,473	277,034	18.2%	1.61%
Residential mortgage	8,272	536,912	35.3%	1.54%
Consumer	803	46,678	3.1%	1.72%
Total	$19,470	$1,521,704	100.0%	1.28%
December 31, 2024
Commercial real estate	$5272	$526,364	35.5%	1.00%
Acquisition and development	909	95,314	6.5%	0.95%
Commercial and industrial	4205	287,534	19.4%	1.46%
Residential mortgage	7010	518,815	35.0%	1.35%
Consumer	774	52,766	3.6%	1.47%
Total	$18,170	$1,480,793	100.0%	1.23%

Investment Securities

The following table sets forth the composition of our investment securities portfolio by major category as of the indicated dates:

	At December 31,
	2025			2024
(in thousands)	Amortized Cost	Fair Value (FV)	FV As % of Total	Amortized Cost	Fair Value (FV)	FV As % of Total
Securities Available-for-Sale:
U.S. government agencies	$2,000	$1,404	1%	$7,000	$6,115	6%
Residential mortgage-backed agencies	25,891	22,855	21%	24,621	20,196	21%
Commercial mortgage-backed agencies	37,805	30,068	28%	37,205	28,634	30%
Collateralized mortgage obligations	29,795	27,390	26%	21,069	17,726	19%
Obligations of states and political subdivisions	8,557	8,525	8%	6,533	6,209	7%
Corporate bonds	1,000	907	1%	1,000	896	1%
Collateralized debt obligations	18,802	15,995	15%	18,686	14,718	16%
Total available for sale	$123,850	$107,144	100%	$116,114	$94,494	100%
Securities Held to Maturity:
U.S. government agencies	$68,595	$60,874	41%	$68,301	$57,109	39%
Residential mortgage-backed agencies	32,084	29,748	20%	32,171	28,611	20%
Commercial mortgage-backed agencies	20,947	15,767	10%	21,134	15,340	11%
Collateralized mortgage obligations	45,447	38,391	26%	49,439	39,715	27%
Obligations of states and political subdivisions	4,390	4,109	3%	4,511	3,985	3%
Total held to maturity	$171,463	$148,889	100%	$175,556	$144,760	100%

The total fair value of AFS securities was $107.1 million and the book value of HTM securities totaled $171.5 million at December 31, 2025, representing an increase of $12.7 million and a decrease of $4.1 million, respectively, since December 31, 2024.  New investment purchases in the amount of $24.6 million were made during 2025 to enhance the overall yield of the portfolio. Management intends to hold the portfolio relatively stable in 2026 by reinvesting cashflows back into the portfolio to enhance the overall yield of the portfolio.  The investment portfolio is primarily utilized for liquidity purposes, management of interest sensitivity and collateralization needs.

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

Approximately $91.1 million of the AFS portfolio was valued using Level 2 pricing and had net unrealized losses of $13.9 million at December 31, 2025. The remaining $16.0 million of the AFS securities represents the collateralized debt obligation (“CDO”) portfolio, which was valued using significant unobservable inputs, or Level 3 pricing. The $2.8 million in net unrealized losses associated with the CDO portfolio relates to nine pooled trust preferred securities.  There have been no changes to the ratings or payment status of the CDO portfolio in 2025.

The following table sets forth the contractual or estimated maturities of the components of our investment securities portfolio as of December 31, 2025 and the weighted average yields on a tax-equivalent basis.

Investment Security Maturities, Yields, and Fair Values at December 31, 2025

(in thousands)	1 Year To 5 Years	5 Years To 10 Years	Over 10 Years	Total Fair Value
Securities Available-for-Sale:
U.S. government agencies	$—	$—	$1,404	$1,404
Residential mortgage-backed agencies	—	—	22,855	22,855
Commercial mortgage-backed agencies	—	—	30,068	30,068
Collateralized mortgage obligations	—	—	27,390	27,390
Obligations of states and political subdivisions	250	4,418	3,857	8,525
Corporate bonds	—	907	—	907
Collateralized debt obligations	—	9,426	6,569	15,995
Total available for sale	$250	$14,751	$92,143	$107,144
Percentage of total	0.23%	13.77%	86.00%	100.00%
Weighted average yield	3.62%	13.74%	3.22%	4.67%
Held to Maturity:
U.S. government agencies	$16,640	$38,402	$5,832	$60,874
Residential mortgage-backed agencies	—	1,220	28,528	29,748
Commercial mortgage-backed agencies	—	7,360	8,407	15,767
Collateralized mortgage obligations	—	—	38,391	38,391
Obligations of states and political subdivisions	—	1,745	2,364	4,109
Total held to maturity	$16,640	$48,727	$83,522	$148,889
Percentage of total	11.17%	32.73%	56.10%	100.00%
Weighted average yield	2.53%	2.60%	2.94%	2.78%

The weighted average yield was calculated using historical cost balances and does not give effect to changes in fair value.

Deposits

The following table sets forth the deposit balances by major category for December 31, 2025 and 2024:

Deposit Balances

	2025		2024
(in thousands)	Actual Balance	Percent	Actual Balance	Percent
Non-interest-bearing demand deposits	$453,036	26%	$426,737	27%
Interest-bearing deposits:
Demand	392,823	23%	386,803	25%
Money market- retail	529,870	30%	447,149	28%
Money market- brokered	1	0%	1	0%
Savings deposits	158,461	9%	170,972	11%
Time deposits - retail	150,958	9%	143,167	9%
Time deposits - brokered	50,000	3%	—	—
Total Deposits	$1,735,149	100%	$1,574,829	100%

Total deposits at December 31, 2025 increased by $160.3 million when compared to December 31, 2024.  In January 2025, $50.0 million in brokered time deposits with an average interest rate of 4.24% were obtained to fund the repayment of $50.0 million in overnight borrowings that were outstanding on December 31, 2024.  Savings and money market accounts increased by $70.2 million due primarily to the expansion of current and new relationships throughout 2025.  Non-interest-bearing checking deposits increased by $26.3 million due primarily to seasonal fluctuations of deposit balances of two commercial customers in the healthcare sector, and interest-bearing checking deposits increased by $6.0 million as we experienced seasonal fluctuations in municipal and commercial account balances.  Retail time deposits increased by $7.8 million since December 31, 2024.  We repaid a $25.0 million brokered time deposit at its maturity in January 2026.

The following table summarizes the percentage of deposits that are insured by deposit insurance or otherwise fully collateralized by securities compared to uninsured deposits as of December 31, 2025 and December 31, 2024.

	2025		2024
(in thousands)	Balance	Percent	Balance	Percent
Insured deposits	$1,341,185	77%	$1,255,893	80%
Uninsured but collateralized deposits	101,925	6%	77,369	5%
Uninsured and uncollateralized deposits	292,039	17%	241,567	15%
	$1,735,149	100%	$1,574,829	100%

The following table summarizes the percentage of deposit balances from retail customers compared to business customers as of December 31, 2025 and December 31, 2024.

	2025		2024
(in thousands)	Balance	Percent	Balance	Percent
Retail deposits	$807,443	47%	$798,664	51%
Business deposits	927,706	53%	776,165	49%
	$1,735,149	100%	$1,574,829	100%

Borrowed Funds

The following shows the composition of our borrowings at December 31:

(in thousands)	2025	2024
Overnight borrowings at Federal Reserve Discount Window	$—	$50,000
Securities sold under agreements to repurchase	17,661	15,409
Total short-term borrowings	$17,661	$65,409

Long-term FHLB advances	$65,000	$90,000
Junior subordinated debentures	30,929	30,929
Total long-term borrowings	$95,929	$120,929

Total borrowings	$113,590	$186,338

Average balance (from Table 1)	$134,616	$150,657

The following is a summary of short-term borrowings at December 31 with original maturities of less than one year:

(in thousands)	2025	2024
Overnight borrowings, weighted average interest rate of 4.50% at December 31, 2024	$—	$50,000
Securities sold under agreements to repurchase:
Outstanding at end of year	$17,661	$15,409
Weighted average interest rate at year end	0.22%	0.24%
Maximum amount outstanding as of any month end	$26,756	$44,415
Average amount outstanding	19,565	29,085
Approximate weighted average rate during the year	0.22%	0.26%

Short-term borrowings decreased by $47.7 million as a result of the purchase of $50.0 million brokered time deposits to repay the overnight borrowings, which was partially offset by increases in the overnight investment sweep product.  Long-term borrowings decreased by $25.0 million due to the repayment of a matured $25.0 million FHLB borrowing in September 2025.

Management will continue to closely monitor interest rates within the context of its overall asset-liability management process. See the discussion under the heading “Interest Rate Sensitivity” in this Item 7 for further information on this topic.

See “Liquidity Sources” above for discussion on additional borrowing capacity available to us at December 31, 2025. See Note 9 to the Consolidated Financial Statements presented elsewhere in this annual report for further details about our borrowings and additional borrowing capacity, which is incorporated herein by reference.

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

Loan commitments and letters of credit totaled $270.0 million and $16.4 million, respectively, at December 31, 2025. Management does not believe that any of the foregoing arrangements have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. We are not a party to any other off-balance sheet arrangements. See Note 16 to the Consolidated Financial Statements presented elsewhere in this annual report for additional information on these arrangements.

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

At December 31, 2025, the Bank’s total risk-based capital ratio was 15.19%, which was well above the regulatory minimum of 8%. The total risk-based capital ratios of the Bank at December 31, 2024 was 14.59%.

At December 31, 2025, the most recent notification from the regulators categorizes the Bank as “well capitalized” under the regulatory framework for prompt corrective action. See Note 3 to the Consolidated Financial Statements presented elsewhere in this annual report for additional information regarding regulatory capital ratios.

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

It is our policy to manage our affairs so that liquidity needs are fully satisfied through normal Bank operations. That is, the Bank will manage its liquidity to minimize the need to make unplanned sales of assets or to borrow funds under emergency conditions. The Bank will use funding sources where the interest cost is relatively insensitive to market changes in the short run (periods of one year or less) to satisfy operating cash needs. The remaining normal funding will come from interest-sensitive liabilities, either deposits or borrowed funds. When the marginal cost of needed wholesale funding is lower than the cost of raising this funding in the retail markets, the Corporation may supplement retail funding with external funding sources such as:

●	Unsecured Fed Funds lines of credit with upstream correspondent banks (M&T Bank, Atlantic Community Bankers Bank, Community Bankers Bank, PNC Financial Services, Pacific Coast Banker’s Bank and Zions Bancorp).
●	Secured advances with the FHLB of Atlanta, which are collateralized by eligible one-to-four family residential mortgage loans, home equity lines of credit, commercial real estate loans. Cash and various securities may also be pledged as collateral.
●	Secured line of credit with the Federal Reserve Discount Window for use in borrowing funds up to 90 days, using eligible investment securities as collateral.
●	Brokered deposits, including CDs and money market funds, provide a method to generate deposits quickly. These deposits are strictly rate driven but often provide the most cost-effective means of funding growth.
●	One Way Buy CDARS/ICS funding – a form of brokered deposits that has become a viable supplement to brokered deposits obtained directly.

The following table presents sources of liquidity available to the Corporation as of December 31, 2025.

(in thousands)	Total Availability	Amount Used	Net Availability
Internal Sources
Excess cash	$116,512	$-	$116,512
Unpledged securities	25,356	-	25,356
External Sources
Federal Reserve (discount window)	83,897	-	83,897
Correspondent unsecured lines of credit	140,000	-	140,000
FHLB	335,473	73,921	261,552
	$701,238	$73,921	$627,317

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

At December 31, 2025, we were asset sensitive.

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

Based on the simulation analysis performed at December 31, 2025 and 2024, management estimated the following changes in net interest income, assuming the indicated rate changes:

(in thousands)	2025	2024
+400 basis points	$5,866	$5,722
+300 basis points	$5,578	$5,300
+200 basis points	$4,511	$4,253
+100 basis points	$2,557	$2,391
-100 basis points	$(3,192)	$(2,851)
-200 basis points	$(6,365)	$(5,424)
-300 basis points	$(9,569)	$(8,080)
-400 basis points	$(13,657)	$(11,151)

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of First United Corporation

Oakland, Maryland

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of First United Corporation (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Franklin, Tennessee

March 10, 2026

First United Corporation and Subsidiaries

Consolidated Statements of Financial Condition

(In thousands, except per share amounts)

	December 31,
	2025	2024
Assets
Cash and due from banks	$129,830	$77,020
Interest bearing deposits in banks	1,782	1,307
Cash and cash equivalents	131,612	78,327
Investment securities – available-for-sale (at fair value)	107,144	94,494
Investment securities – held to maturity, net of allowance for credit losses of $102 and $59, respectively (fair value of $148,889 at December 31, 2025 and $144,760 at December 31, 2024)	171,361	175,497
Equity investments not held for trading with readily determinable fair values	1,029	—
Restricted investment in bank stock, at cost	4,630	5,768
Loans held for sale (at lower of cost or fair value)	130	806
Loans	1,521,704	1,480,793
Unearned fees	(476)	(442)
Allowance for credit losses	(19,470)	(18,170)
Net loans	1,501,758	1,462,181
Premises and equipment, net	29,665	30,081
Goodwill and other intangibles	11,444	11,773
Bank owned life insurance	50,360	48,952
Deferred tax assets	8,730	9,989
Other real estate owned	1,083	3,062
Other repossessed assets	2,802	2,802
Right of use assets	1,015	1,204
Pension asset	20,798	17,824
Accrued interest receivable	7,904	7,473
Trust receivable	9,824	—
Other assets	26,164	22,789
Total Assets	$2,087,453	$1,973,022
Liabilities and Shareholders’ Equity
Liabilities:
Non-interest bearing deposits	$453,036	$426,737
Interest bearing deposits	1,282,113	1,148,092
Total deposits	1,735,149	1,574,829
Short-term borrowings	17,661	65,409
Long-term borrowings	95,929	120,929
Operating lease liability	1,180	1,384
SERP deferred compensation	9,008	8,335
Allowance for credit losses on unfunded commitments	1,218	863
Accrued interest payable	953	489
Other liabilities	21,031	20,065
Dividends payable	1,690	1,424
Total Liabilities	1,883,819	1,793,727
Shareholders’ Equity:
Common Stock – par value $0.01 per share; Authorized 25,000,000 shares; issued and outstanding 6,499,476 shares at December 31, 2025 and 6,471,096 shares at December 31, 2024	65	65
Surplus	21,551	20,476
Retained earnings	207,284	189,002
Accumulated other comprehensive loss	(25,266)	(30,248)
Total Shareholders’ Equity	203,634	179,295
Total Liabilities and Shareholders’ Equity	$2,087,453	$1,973,022

See notes to consolidated financial statement

First United Corporation and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share data)

	Year Ended
	December 31,
	2025	2024
Interest income
Interest and fees on loans	$90,328	$81,756
Interest on investment securities
Taxable	7,210	6,760
Exempt from federal income tax	218	209
Total investment income	7,428	6,969
Other	3,092	3,268
Total interest income	100,848	91,993
Interest expense
Interest on deposits	27,524	25,828
Interest on short-term borrowings	75	1,477
Interest on long-term borrowings	5,136	4,710
Total interest expense	32,735	32,015
Net interest income	68,113	59,978
Credit loss expense
Credit loss expense - loans	2,345	2,929
Credit loss expense- debt securities held to maturity	43	14
Credit loss expense/(credit)- unfunded commitments	355	(10)
Total credit loss expense	2,743	2,933
Net interest income after provision for credit losses	65,370	57,045
Other operating income
Net gains on investments, available for sale	97	—
Net gains on sales of residential mortgage loans	533	414
Net losses on disposal of fixed assets	(228)	—
Net gains	402	414
Service charges on deposit accounts	2,255	2,220
Other service charges	845	887
Trust department	9,824	9,094
Debit card income	4,057	4,065
Bank owned life insurance	1,408	1,345
Brokerage commissions	1,445	1,449
Other	332	351
Total other income	20,166	19,411
Total other operating income	20,568	19,825
Other operating expenses
Salaries and employee benefits	29,347	28,029
FDIC premiums	1,051	1,070
Equipment	2,217	2,675
Occupancy	2,860	2,878
Data processing	6,243	5,761
Marketing	904	674
Professional services	2,449	1,948
Contract labor	634	597
Line rentals	380	408
Total OREO expense, net	2,235	271
Investor relations	306	293
Contributions	344	234
Other	4,435	4,802
Total other operating expenses	53,405	49,640
Income before income tax expense	$32,533	$27,230
Provision for income tax expense	8,018	6,661
Net Income	$24,515	$20,569
Basic net income per share	$3.78	$3.15
Diluted net income per share	$3.77	$3.15
Weighted average number of basic shares outstanding	6,490	6,527
Weighted average number of diluted shares outstanding	6,504	6,540

See notes to consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended
	December 31,
Comprehensive Income	2025	2024
Net Income	$24,515	$20,569
Other comprehensive income, net of tax and reclassification adjustments
Available for sale securities:
Unrealized holding gains/(losses) on investments with credit related impairment	767	(221)
Reclassification adjustment for accretable yield realized in income	202	202
Other comprehensive income/(loss) on investments with credit related impairment	565	(423)

Unrealized holding gains/(losses) on all other AFS investments	4,462	(510)
Less: gains recognized in income	97	—
Other comprehensive income/(loss) on all other AFS investments	4,365	(510)

Held to maturity securities:
Unrealized holding losses on HTM investments	—	—
Reclassification adjustment for amortization realized in income	(659)	(688)
Other comprehensive income on HTM investments	659	688

Cash flow hedges:
Unrealized holding losses on cash flow hedges	(378)	(301)
Other comprehensive loss on cash flow hedges	(378)	(301)

Pension plan assets:
Unrealized holding gains on pension plan assets	1,481	5,375
Reclassification adjustment for amortization of unrecognized loss realized in income	(529)	(811)
Other comprehensive income on pension plan liability	2,010	6,186

SERP liability:
Unrealized holding (losses)/gains on SERP liability	(414)	1,773
Reclassification adjustment for amortization of unrecognized loss realized in income	—	(157)
Other comprehensive (loss)/gain on SERP liability	(414)	1,930
Other comprehensive income before income tax	6,807	7,570
Income tax expense related to other comprehensive income	(1,825)	(1,991)
Other comprehensive income, net of tax	4,982	5,579
Comprehensive Income	$29,497	$26,148

See notes to consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except number of shares)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Total Shareholders' Equity
Balance at January 1, 2024	$66	23,734	173,900	(35,827)	161,873
Net income			20,569		20,569
Other comprehensive income, net of tax				5,579	5,579
Common stock issued - 33,008 shares		290			290
Common stock dividend declared - $0.84 per share			(5,467)		(5,467)
Stock based compensation		483			483
Stock repurchase - 201,800 shares	(1)	(4,031)			(4,032)
Balance at December 31, 2024	65	20,476	189,002	(30,248)	179,295
Net income			24,515		24,515
Other comprehensive income, net of tax				4,982	4,982
Common stock issued- 28,380 shares		315			315
Common stock dividend declared - $0.96 per share			(6,233)		(6,233)
Stock based compensation		760			760
Balance at December 31, 2025	$65	$21,551	$207,284	$(25,266)	$203,634

See notes to consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	December 31,
	2025	2024
Operating activities
Net income	$24,515	$20,569
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,743	2,933
Depreciation	2,543	3,301
Stock based compensation	760	483
Amortization of intangible assets	329	330
Gains on sales of other real estate owned, net	(77)	(161)
Write-downs of other real estate owned	1,676	—
Origination of loans held for sale	(5,084)	(10,641)
Proceeds from sales of loans held for sale	6,292	10,692
Gains on sales of loans held for sale	(533)	(414)
Losses on disposal of fixed assets, net	228	—
Net accretion of investment securities discounts and premiums- AFS	(193)	(96)
Net accretion of investment securities discounts and premiums- HTM	(576)	(597)
Net gains on sales of investment securities – available-for-sale	(97)	—
Amortization of deferred loan fees	(170)	(175)
Deferred tax benefit	(576)	(825)
Earnings on bank owned life insurance	(1,408)	(1,345)
Amortization of operating lease right of use assets	189	163
Amortization of operating lease liabilities	(204)	(172)
(Increase)/decrease in accrued interest receivable and other assets	(12,866)	2,553
Increase/(decrease) in accrued interest payable and other liabilities	1,883	(4,317)
Net cash provided by operating activities	19,374	22,281
Investing activities
Proceeds from maturities/calls of investment securities available-for-sale	5,842	8,581
Proceeds from maturities/calls of investment securities held-to-maturity	7,021	43,929
Proceeds from sales of investment securities available-for-sale	8,965	—
Purchases of investment securities available-for-sale	(22,255)	(6,678)
Purchases of investment securities held-to-maturity	(2,352)	(4,546)
Purchases of equity securities with readily determinable fair market values	(1,029)	—
Proceeds from sales of other real estate owned	612	1,826
Net decrease/(increase) in FHLB stock	1,138	(518)
Net increase in loans	(41,982)	(79,106)
Purchases of premises and equipment	(3,969)	(1,923)
Net cash used in investing activities	(48,009)	(38,435)
Financing activities
Net increase in deposits	160,320	23,852
Proceeds from issuance of common stock	315	290
Cash dividends paid on common stock	(5,967)	(5,373)
Net (decrease)/increase in short-term borrowings	(47,748)	19,991
Stock repurchase	—	(4,032)
Proceeds from long-term borrowings	—	90,000
Payments on long-term borrowings	(25,000)	(80,000)
Net cash provided by financing activities	81,920	44,728
Increase in cash and cash equivalents	53,285	28,574
Cash and cash equivalents at beginning of the year	78,327	49,753
Cash and cash equivalents at end of period	$131,612	$78,327
Supplemental information
Interest paid	$34,177	$32,138
Taxes paid	$8,483	$5,383
Non-cash investing activities:
Transfers from loans to other repossessed assets	$—	$2,747
Transfers from loans to other real estate owned	$230	$271
Transfers from bank premises and equipment to other assets	$1,614	$—

See notes to consolidated financial statements

First United Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Business

First United Corporation is a Maryland corporation chartered in 1985 and a bank holding company registered with the Board of Governors of the Federal Reserve System (the “FRB”) under the Bank Holding Company Act of 1956, as amended, that elected financial holding company status in 2021.  The Corporation’s primary business is serving as the parent company of First United Bank & Trust, a Maryland trust company (the “Bank”), First United Statutory Trust I (“Trust I”) and First United Statutory Trust II (“Trust II” and together with Trust I, the “Trusts”), both Connecticut statutory business trusts.  The Trusts were formed for the purpose of selling trust preferred securities that qualified as Tier 1 capital. The Bank has two consumer finance company subsidiaries - OakFirst Loan Center, Inc., a West Virginia corporation, and OakFirst Loan Center, LLC, a Maryland limited liability company (together with OakFirst Loan Center, Inc., (the “OakFirst Loan Centers”) - and one subsidiary that it uses to hold real estate acquired through foreclosure or by deed in lieu of foreclosure - First OREO Trust, a Maryland statutory trust. In addition, the Bank owns 99.9% of the limited partnership interests in Liberty Mews Limited Partnership, a Maryland limited partnership formed for the purpose of acquiring, developing and operating low-income housing units in Garrett County, Maryland (“Liberty Mews”), and a 99.9% non-voting membership interest in MCC FUBT Fund, LLC, an Ohio limited liability company formed for the purpose of acquiring, developing and operating low-income housing units in Allegany County, Maryland and Mineral County, West Virginia (the “MCC Fund”).

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

Principles of Consolidation

The consolidated financial statements of the Corporation include the accounts of First United Corporation, the Bank, the OakFirst Loan Centers and First OREO Trust. All significant inter-company accounts and transactions have been eliminated.

Significant Concentrations of Credit Risk

Most of the Corporation’s relationships are with customers located in Western Maryland and Northeastern West Virginia.  At December 31, 2025, approximately 6%, or $95.3 million, of total loans were secured by real estate acquisition, construction and development projects, with $95.2 million performing according to their contractual terms and $0.1 million considered to be individually evaluated loans based on management’s concerns about the borrowers’ ability to comply with present repayment terms. The $0.1 million in individually evaluated loans were all classified as non-accrual as of December 31, 2025.  Additionally, loans collateralized by commercial rental properties represented 21% of the total loan portfolio as of December 31, 2025.  Note 5, Loans and Related Allowance for Credit Loss, discusses the Corporation’s lending activities.

At December 31, 2025, approximately 15%, or $16.0 million, of our available-for-sale (“AFS”) investment portfolio was collateralized debt obligations, with the entire portfolio performing according to their contractual terms.  Note 4, Investment Securities, discusses the types of securities in which the Corporation invests.

Investments

The investment portfolio is classified and accounted for based on the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, Investments – Debt and Equity Securities. Securities bought and held principally for the purpose of selling them in the near term are classified as trading account securities and reported at fair value with unrealized gains and losses included in net gains/losses in other operating income. Securities purchased with the intent and ability to hold the securities to maturity are classified as held-to-maturity (“HTM”) securities and are recorded at amortized cost. All other investment securities are classified as AFS. These securities are held for an indefinite period of time and may be sold in response to changing market and interest rate conditions or for liquidity purposes as part of our overall asset/liability management strategy. AFS securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of other comprehensive income included in the consolidated statement of comprehensive income, net of applicable income taxes.

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

Restricted Investment in Bank Stock

The Corporation owns non-marketable equity securities in a combination of the Federal Home Loan Bank of Atlanta (“FHLB”), Atlantic Community Bankers Bank and Community Banker’s Bank.  These securities are carried at cost, classified as restricted securities, and periodically evaluated for impairment based on ultimate recovery of par value.

The Corporation recognizes dividend income on a cash basis. For the years ended December 31, 2025 and December 31, 2024, dividends of $379,944 and $302,665, respectively, were recorded in other operating income.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or full repayment by the borrower are reported at their unpaid principal balance outstanding, adjusted for any deferred fees or costs pertaining to origination. Loans that management has the intent to sell are reported at the lower of cost or fair value determined on an individual basis.  There were $0.1 million and $0.8 million in loans held for sale at December 31, 2025 and December 31, 2024, respectively.

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

Allowance for Credit Losses

An allowance for credit losses (the “ACL”) is maintained to absorb losses from the Corporation’s financial assets in accordance with ASC Topic 326:  Financial Instruments- Credit Losses.

Allowance for Credit Losses Policy

The ACL represents an amount that, in management’s judgment, is adequate to absorb expected losses on outstanding securities, loans, and loan commitments at the balance sheet date based on the evaluation of the size and current risk characteristics of the portfolios, past events, current conditions, reasonable and supportable forecasts of future economic conditions and prepayment experience.  The ACL is measured and recorded upon the initial recognition of a financial asset.  The ACL is reduced by charge-offs, net of recoveries of previous losses, and is increased or decreased by a provision for credit losses, which is recorded as a current period operating expense.

Determination of an appropriate ACL is inherently complex and requires the use of significant and highly subjective estimates.  The reasonableness is reviewed quarterly by management.

Management believes it uses relevant information available to make determinations about the ACL and that it has established the existing allowance in accordance with GAAP.  However, the determination of the ACL requires significant judgment, and estimates of expected losses in the loan portfolio can vary significantly from the amounts actually observed.  While management uses available information to recognize losses, future additions to the ACL may be necessary based on changes in the securities, loans, and loan commitments comprising the portfolios, changes in the current and forecasted economic conditions, changes to the interest rate environment which may directly impact prepayment and curtailment rate assumptions, and changes in the financial condition of borrowers.

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

The ACL also includes an estimate of credit losses related to loans that are individually evaluated, known as Individually Evaluated Loans (“IEL”).  Management evaluates individual loans in all of the commercial segments for possible impairment if the loan is greater than $500,000 or is part of a relationship that is greater than $750,000 and (i) is either in non-accrual status or (ii) is risk-rated Substandard and is greater than 60 days past due. Loans are considered to be individually evaluated when, based on current information and events, they no longer share the same risk characteristics of other loans within our portfolio. Factors considered by management in evaluating loans include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The Bank does not separately evaluate individual consumer and residential mortgage loans, unless such loans are part of larger relationship that is individually evaluated; otherwise, loans in these segments are considered individually evaluated when they are classified as non-accrual.

Once the determination has been made that a loan is an IEL, the determination of whether a specific allocation of the allowance is necessary is measured by comparing the recorded investment in the loan to the fair value of the loan using one of three methods: (i) the present value of expected future cash flows discounted at the loan’s effective interest rate; (ii) the loan’s observable market price; or (iii) the fair value of the collateral less selling costs. The method is selected on a loan-by-loan basis, with management utilizing the fair value of collateral or the discounted cash flow method for the analyses. If the fair value of the collateral less selling costs method is utilized for collateral securing loans in the commercial segments, then an updated external appraisal is ordered on the collateral supporting the loan if the loan balance is greater than $500,000 and the existing appraisal is greater than 18 months old. If the loan balance is less than $500,000, then the estimated fair value of the collateral is determined by adjusting the existing appraisal by the appropriate percentage from an internally prepared appraisal discount grid. This grid considers the age of a third-party appraisal and the geographic region where the collateral is located in order to discount an appraisal. The discount rates in the appraisal discount grid are updated at least annually to reflect the most current knowledge that management has available, including the results of current appraisals. If there is a delay in receiving an updated appraisal or if the appraisal is found to be deficient in our internal appraisal review process and re-ordered, the Bank continues to use a discount factor from the appraisal discount grid based on the collateral location and current appraisal age in order to determine the estimated fair value. If the general market conditions in that geographic market have changed considerably, the property has deteriorated or perhaps lost an income stream, or a recent appraisal for a similar property indicates a significant change, then management may adjust the fair value indicated by the existing appraisal until a new appraisal is obtained. A specific allocation of the ACL is recorded if there is any deficiency in collateral value determined by comparing the estimated fair value to the recorded investment of the loan. When updated appraisals are received and reviewed, adjustments are made to the specific allocation as needed.

A loan that is considered a non-accrual or modified loan may be subject to the individually evaluated loan analysis if the commitment is $0.1 million or greater; otherwise, the loan remains in the appropriate segment in the ACL model and associated reserves are adjusted based on changes in the discounted cash flows of the loan.  For a discussion with respect to reserve calculations regarding individually evaluated loans, refer to the “Individually evaluated loans” section in Note 17, Fair Value of Financial Instruments.   For a discussion with respect to loans modified to borrowers experiencing financial difficulty, refer to the “Loan Modifications for Borrowers Experiencing Financial Difficulty” section in Note 5, Loans and Related Allowance for Credit Losses.

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

The Corporation records an ACL on unfunded commitments through a charge to provision for credit loss expense in the Corporation’s Consolidated Statement of Income.  The ACL on unfunded commitments is estimated by loan segment at each balance sheet date under the CECL model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur, and is included in the ACL on unfunded commitments as a liability on the Corporation’s consolidated statement of financial condition.

Loan Modifications

In situations where, for economic or legal reasons related to a borrower experiencing financial difficulty, management may make a loan modification to the borrower that it would not otherwise consider, and the related loan is classified as a modified loan.  Management strives to identify borrowers in financial difficulty early and work with them to modify the loan to more affordable terms before their loan reaches nonaccrual status.  The Corporation modifies loans to borrowers in financial distress by providing principal forgiveness, term extension, an other-than-insignificant payment delay, or interest rate reductions.  When principal forgiveness is provided, the amount of forgiveness is charged-off against the ACL.  These concessions are intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral.   See Note 5, Loans and Related Allowance for Credit Losses, for more detail related to the accounting of modified loans.

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

Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. Other intangible assets have finite lives and are reviewed for impairment annually. At December 31, 2025, other intangible assets included $0.2 million for the purchase of certain assets from a wealth company and $0.2 million for the purchase of certain assets of a mortgage company.  These assets are amortized over their estimated useful lives either on a straight-line or sum-of-the-years basis over varying periods that initially did not exceed five years.

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

Stock Repurchases

Under the Maryland General Corporation Law, shares of capital stock that are repurchased are cancelled and treated as authorized but unissued shares. When a share of capital stock is repurchased, the payment of the repurchase price reduces stated capital by the par value of that share (currently, $0.01 for common stock), and any excess over par value reduces capital surplus.  In 2025, the Corporation did not repurchase any shares of common stock.  In 2024, the Corporation repurchased 201,800 shares of common stock at a weighted average price of $19.99 per share.

Recent Accounting Pronouncements

Newly Adopted Pronouncements in 2025

In December 2023, FASB issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740):  Improvements to Income Tax Disclosures.”  ASU No. 2023-09 requires public business entities to disclose in their rate reconciliation table additional categories of information about Federal, state, and foreign income taxes and to provide more details about the reconciling items in some categories if items meet a quantitative threshold.  ASU No. 2023-09 also requires all entities to disclose income taxes paid, net of refunds, disaggregated by Federal, state, and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold, among other things.  ASU No. 2023-09 became effective for our financial statements in 2025 and will be effective for interim periods starting in fiscal year 2026.  We elected to apply this standard on a retroactive basis.  See Note 12, Income Taxes, for updated disclosures related to ASU No. 2023-09.

Recently issued but not yet effective Accounting Pronouncements

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

In September 2025, FASB issued ASU No. 2025-06, “Intangibles-  Goodwill and Other Internal Use Software (Subtopic 350-40):  Targeted Improvements to the Accounting for Internal-Use Software.”  ASU No. 2025-06 applies to all entities subject to internal-use software guidance in Subtopic 350-40 and website development costs in accordance with Subtopic 350-50.  The amendments in ASU No.2025-06 remove all reference to prescriptive and sequential software development stages.  Therefore, an entity is required to start capitalizing software costs when both the following occur:  1) management has authorized and committed to funding the software project and 2) it is probable that the project will be completed and the software will be used to perform the function intended.  ASU No. 2025-06 is effective on a prospective basis on annual periods beginning after December 15, 2027, though early adoption and retroactive application is permitted.  ASU No. 2025-06 is not expected to have a material impact on our financial statements.

In November 2025, FASB issued ASU No. 2025-08, “Financial Instruments- Credit Losses (topic 326):  Purchased Loans.”  ASU No. 2025-08 expands the scope of the “gross-up” method, formerly applicable only to purchased credit-deteriorated (“PCD”) assets, to include acquired non-PCD loans that meet certain criteria, now referred to as “purchased seasoned loans”.  Under this model, an allowance for expected credit losses is recognized at acquisition, offsetting the loan’s amortized cost basis, thereby eliminating the day-one credit-loss expense previously required for non-PCD assets.  PSLs are defined as non-PCD loans acquired either (i) through a business combination, or (ii) purchased more than 90 days after origination when the acquirer was not involved in origination.  ASU No. 2025-08 is effective on a prospective basis on annual periods beginning after December 15, 2026, though early adoption and retroactive application is permitted.  ASU No. 2025-08 is not expected to have a material impact on our financial statements.

In November 2025, FASB issued ASU No. 2025-09, “Derivatives and Hedging (topic 815):  Hedge Accounting Improvements.”  ASU No. 2025-09 amends ASC Topic 815 to align hedge accounting more closely with an entity’s economic risk management practices.  Key amendments include (i) to allow designating a variable price component of a nonfinancial forecasted purchase or sale as the hedged risk, (ii) to allow grouping individual forecasted transactions with similar (not identical) risk exposures, (iii) a new model for hedging forecasted interest on a variable-rate debt, enabling changes in index or tenor without dedesignation, subject to simplifying assumptions, and (iv) additional clarifications related to hedge accounting of nonfinancial components, net written options, and dual-hedge strategies.  ASU No. 2025-09 is effective on a prospective basis on annual periods beginning after December 15, 2026, though early adoption and retroactive application is permitted.  ASU No. 2025-09 is not expected to have a material impact on our financial statements.

In November 2025, FASB issued ASU No. 2025-11, “Interim reporting (topic 270):  Narrow Scope Improvements.”  ASU No. 2025-11  clarifies and enhances guidance under ASC Topic 270 on interim financial reporting by (i) clarifying the scope of ASC 270 such that it now explicitly applies only to entities that issue complete interim financial statements and related notes under U.S. GAAP, (ii) establishing clear guidance on the form of interim statements and notes, incorporating a comprehensive list of required interim disclosures drawn from across the ASC, and (iii) introducing a requirement to disclose material events and changes occurring after the end of the last annual period that could impact interim results.  ASU No. 2025-11 is effective on a prospective basis on annual periods beginning after December 15, 2027, though early adoption and retroactive application is permitted.  ASU No. 2025-11 is not expected to have a material impact on our financial statements.

2. Earnings Per Share

Basic earnings per share is derived by dividing net income by the weighted-average number of common shares outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents. Diluted earnings per share is derived by dividing net income by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents. There were no anti-dilutive shares at December 31, 2025 or 2024.

The following table sets forth the calculation of basic and diluted earnings per share for the years ended December 31, 2025 and 2024:

	2025			2024
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Income	Shares	Amount

Basic Earnings Per Share:

Net income	$24,515	6,490	$3.78	$20,569	6,527	$3.15

Diluted Earnings Per Share:

Restricted stock units		14			13

Net income	$24,515	6,504	$3.77	$20,569	6,540	$3.15

3. Regulatory Capital Requirements

Banks and holding companies are subject to regulatory capital requirements administered by Federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  The net unrealized gain or loss on AFS securities is included in computing regulatory capital.  Management believes that, as of December 31, 2025, the Bank met all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  As of December 31, 2025, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The following table presents the Bank’s capital ratios for years ended December 31, 2025 and 2024:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2025
Total Capital (to risk-weighted assets)	242,647	15.19%	127,823	8.00%	159,779	10.00%
Tier 1 Capital (to risk-weighted assets)	222,675	13.94%	95,867	6.00%	127,823	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)	222,675	13.94%	71,901	4.50%	103,856	6.50%
Tier 1 Capital (to average assets)	222,675	11.01%	81,108	4.00%	101,385	5.00%
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2024
Total Capital (to risk-weighted assets)	224,114	14.59%	122,883	8.00%	153,603	10.00%
Tier 1 Capital (to risk-weighted assets)	205,022	13.35%	92,162	6.00%	122,883	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)	205,022	13.35%	69,122	4.50%	99,842	6.50%
Tier 1 Capital (to average assets)	205,022	10.70%	76,739	4.00%	95,924	5.00%

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

4. Investment Securities

The following table shows a comparison of amortized cost and fair values of investment securities at December 31, 2025 and 2024:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
December 31, 2025
Available for Sale:
U.S. government agencies	$2,000	$—	$596	$—	$1,404
Residential mortgage-backed agencies	25,891	40	3,076	—	22,855
Commercial mortgage-backed agencies	37,805	1	7,738	—	30,068
Collateralized mortgage obligations	29,795	40	2,445	—	27,390
Obligations of states and political subdivisions	8,557	35	67	—	8,525
Corporate bonds	1,000	—	93	—	907
Collateralized debt obligations	18,802	—	2,807	—	15,995
Total available for sale	$123,850	$116	$16,822	$—	$107,144

(in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value	Allowance for Credit Losses
December 31, 2025
Held to Maturity:
U.S. government agencies	$68,595	$—	$7,721	$60,874	$—
Residential mortgage-backed agencies	32,084	138	2,474	29,748	—
Commercial mortgage-backed agencies	20,947	—	5,180	15,767	—
Collateralized mortgage obligations	45,447	—	7,056	38,391	—
Obligations of states and political subdivisions	4,390	206	487	4,109	102
Total held to maturity	$171,463	$344	$22,918	$148,889	$102

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
December 31, 2024
Available for Sale:
U.S. government agencies	$7,000	$—	$885	$—	$6,115
Residential mortgage-backed agencies	24,621	—	4,425	—	20,196
Commercial mortgage-backed agencies	37,205	—	8,571	—	28,634
Collateralized mortgage obligations	21,069	—	3,343	—	17,726
Obligations of states and political subdivisions	6,533	—	324	—	6,209
Corporate bonds	1,000	—	104	—	896
Collateralized debt obligations	18,686	—	3,968	—	14,718
Total available for sale	$116,114	$—	$21,620	$—	$94,494

(in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value	Allowance for Credit Losses
December 31, 2024
Held to Maturity:
U.S. government agencies	$68,301	$—	$11,192	$57,109	$—
Residential mortgage-backed agencies	32,171	1	3,561	28,611	—
Commercial mortgage-backed agencies	21,134	—	5,794	15,340	—
Collateralized mortgage obligations	49,439	—	9,724	39,715	—
Obligations of states and political subdivisions	4,511	177	703	3,985	59
Total held to maturity	$175,556	$178	$30,974	$144,760	$59

Proceeds from sales and calls of AFS securities and the realized gains and losses for the years ended December 31, 2025 and 2024 are as follows:

(in thousands)	2025	2024
Proceeds	$8,965	$—
Gross realized gains	203	—
Gross realized losses	(106)	—

The Corporation’s AFS security portfolio includes securities with a fair value of $90.6 million and $93.3 million, respectively, which had unrealized losses of $16.8 million and $21.6 million at December 31, 2025 and 2024, respectively.  The Corporation does not have the intent to sell these securities, and it is likely that it will not be required to sell these securities before their anticipated recoveries.

The following table shows the Corporation’s securities with gross unrealized and unrecognized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized position, at December 31, 2025 and 2024:

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrealized Losses	Number of Investments	Fair Value	Unrealized Losses	Number of Investments
December 31, 2025
Available for Sale:
U.S. government agencies	$—	$—	—	$1,404	$596	1
Residential mortgage-backed agencies	—	—	—	17,405	3,076	3
Commercial mortgage-backed agencies	—	—	—	28,623	7,738	9
Collateralized mortgage obligations	8,811	100	1	14,160	2,345	9
Obligations of states and political subdivisions	—	—	—	3,332	67	2
Corporate Bonds	—	—	—	907	93	1
Collateralized debt obligations	—	—	—	15,995	2,807	9
Total available for sale	$8,811	$100	1	$81,826	$16,722	34

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrecognized Losses	Number of Investments	Fair Value	Unrecognized Losses	Number of Investments
December 31, 2025
Held to Maturity:
U.S. government agencies	$—	$—	—	$60,874	$7,721	9
Residential mortgage-backed agencies	—	—	—	19,434	2,474	35
Commercial mortgage-backed agencies	—	—	—	15,767	5,180	2
Collateralized mortgage obligations	—	—	—	38,391	7,056	8
Obligations of states and political subdivisions	—	—	—	2,364	487	1
Total held to maturity	$—	$—	—	$136,830	$22,918	55

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrealized Losses	Number of Investments	Fair Value	Unrealized Losses	Number of Investments
December 31, 2024
Available for Sale:
U.S. government agencies	$—	$—	—	$6,115	$885	2
Residential mortgage-backed agencies	1,974	18	1	18,222	4,407	3
Commercial mortgage-backed agencies	1,688	59	1	26,946	8,512	8
Collateralized mortgage obligations	2,892	50	1	14,834	3,293	9
Obligations of states and political subdivisions	1,224	18	2	3,742	306	3
Corporate Bonds	—	—	—	896	104	1
Collateralized debt obligations	—	—	—	14,718	3,968	9
Total available for sale	$7,778	$145	5	$85,473	$21,475	35

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrecognized Losses	Number of Investments	Fair Value	Unrecognized Losses	Number of Investments
December 31, 2024
Held to Maturity:
U.S. government agencies	$—	$—	—	$57,109	$11,192	9
Residential mortgage-backed agencies	8,291	132	5	20,243	3,429	35
Commercial mortgage-backed agencies	—	—	—	15,340	5,794	2
Collateralized mortgage obligations	—	—	—	39,715	9,724	8
Obligations of states and political subdivisions	—	—	—	2,179	703	1
Total held to maturity	$8,291	$132	5	$134,586	$30,842	55

At December 31, 2025 and December 31, 2024, the Corporation recorded ACL of approximately $102,000 and $59,000, respectively, related to one bond in the HTM security portfolio.

The amortized cost and estimated fair value of securities by contractual maturity at December 31, 2025 are shown in the following table. Actual maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(in thousands)	Amortized Cost	Fair Value
Contractual Maturity
Available for sale:
Due after one year through five years	$250	$250
Due after five years through ten years	16,680	14,751
Due after ten years	13,429	11,830
	30,359	26,831
Residential mortgage-backed agencies	25,891	22,855
Commercial mortgage-backed agencies	37,805	30,068
Collateralized mortgage obligations	29,795	27,390
Total available for sale	$123,850	$107,144
Held to Maturity:
Due after one year through five years	$17,050	$16,640
Due after five years through ten years	45,393	40,147
Due after ten years	10,542	8,196
	72,985	64,983
Residential mortgage-backed agencies	32,084	29,748
Commercial mortgage-backed agencies	20,947	15,767
Collateralized mortgage obligations	45,447	38,391
Total held to maturity	$171,463	$148,889

At December 31, 2025 and 2024, AFS investment securities with a fair value of $87.1 million and $71.6 million, respectively, and HTM investment securities with a book value of $169.0 million and $161.2 million, respectively, were pledged as permitted or required to secure public deposits, for securities sold under agreements to repurchase as required or permitted by law and as collateral for borrowing capacity.

5. Loans and Related Allowance for Credit Losses

The following table summarizes the primary segments of the loan portfolio as of December 31, 2025 and December 31, 2024:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
December 31, 2025
Individually evaluated for impairment	$617	$—	$17,142	$1,927	$—	$19,686
Collectively evaluated for impairment	570,191	90,272	259,892	534,985	46,678	1,502,018
Total loans	$570,808	$90,272	$277,034	$536,912	$46,678	$1,521,704
December 31, 2024
Individually evaluated for impairment	$574	$—	$2,048	$1,810	$—	$4,432
Collectively evaluated for impairment	525,790	95,314	285,486	517,005	52,766	1,476,361
Total loans	$526,364	$95,314	$287,534	$518,815	$52,766	$1,480,793

In the ordinary course of business, executive officers and directors of the Corporation, including their families and companies in which certain directors are principal owners, were loan customers of the Bank. Changes in the dollar amount of loans outstanding to officers, directors and their affiliates were as follows for the year ended December 31:

(in thousands)	2025
Balance at January 1	$4,708
Loans or advances	1,138
Repayments	(1,849)
Balance at December 31	$3,997

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.

The following table presents the classes of the loan portfolio at December 31, 2025 and December 31, 2024, summarized by the aging categories of performing loans and non-accrual loans.

(in thousands)	Current	30-59 Day Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due and still accruing	Non- Accrual	Total Loans
December 31, 2025
Commercial real estate
Non owner-occupied	$334,581	$—	$—	$—	$—	$102	$334,683
All other CRE	234,459	769	304	—	1,073	593	236,125
Acquisition and development
1-4 family residential construction	15,369	—	—	—	—	—	15,369
All other A&D	74,903	—	—	—	—	—	74,903
Commercial and industrial	275,826	112	28	—	140	1,068	277,034
Residential mortgage
Residential mortgage - term	464,294	150	2,146	244	2,540	2,223	469,057
Residential mortgage – home equity	67,154	256	86	188	530	171	67,855
Consumer	46,100	252	246	45	543	35	46,678
Total	$1,512,686	$1,539	$2,810	$477	$4,826	$4,192	$1,521,704
December 31, 2024
Commercial real estate
Non owner-occupied	$296,259	$—	$—	$—	$—	$—	$296,259
All other CRE	228,875	257	—	317	574	656	230,105
Acquisition and development
1-4 family residential construction	16,630	—	—	—	—	—	16,630
All other A&D	78,588	—	14	—	14	82	78,684
Commercial and industrial	285,675	—	21	—	21	1,838	287,534
Residential mortgage
Residential mortgage - term	447,161	66	2,411	504	2,981	2,100	452,242
Residential mortgage – home equity	65,824	371	228	69	668	81	66,573
Consumer	52,117	364	83	28	475	174	52,766
Total	$1,471,129	$1,058	$2,757	$918	$4,733	$4,931	$1,480,793

Non-accrual loans that have been subject to partial charge-offs totaled $0.2 million at December 31, 2025 and $0.7 million at December 31, 2024.  Loans secured by 1-4 family residential real estate properties in the process of foreclosure totaled $0.5 million at December 31, 2025 and $1.6 million at December 31, 2024.

A loan that is considered a non-accrual or modified loan may be subject to the individually evaluated loan analysis if the commitment is $100,000 or greater; otherwise, the loan remains in the appropriate segment in the ACL model and associated reserves are adjusted based on changes in the discounted cash flows.  For a discussion with respect to reserve calculations regarding individually evaluated loans, refer to the “Individually evaluated loans” section in Note 17, Fair Value of Financial Instruments.

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

The following tables present the amortized cost basis of loans on a nonaccrual status and loans past due 90 days or more that are still accruing as of December 31, 2025 and 2024:

(in thousands)	Nonaccrual Loans With No Allowance for Credit Loss	Total Non-Accrual Loans	Loans Past due 90+ Days Still Accruing
December 31, 2025
Commercial real estate
Non owner-occupied	$102	$102	$—
All other CRE	593	593	—
Commercial and industrial	1,068	1,068	—
Residential mortgage
Residential mortgage - term	2,223	2,223	244
Residential mortgage – home equity	171	171	188
Consumer	35	35	45
Total	$4,192	$4,192	$477

(in thousands)	Nonaccrual Loans With No Allowance for Credit Loss	Total Non-Accrual Loans	Loans Past due 90+ Days Still Accruing
December 31, 2024
Commercial real estate
All other CRE	$656	$656	$317
Acquisition and development
All other A&D	82	82	—
Commercial and industrial	1,838	1,838	—
Residential mortgage
Residential mortgage - term	2,100	2,100	504
Residential mortgage – home equity	81	81	69
Consumer	174	174	28
Total	$4,931	$4,931	$918

The following table presents the amortized cost basis of collateral-dependent individually evaluated loans as of December 31, 2025 and 2024:

	December 31, 2025
(in thousands)	Real Estate	Other Collateral	Non-Accrual Loans with No Allowance
Commercial real estate	$617	$—	$617
Commercial and industrial	—	978	978
Residential mortgage	1,927	—	1,927
Total Loans	$2,544	$978	$3,522

	December 31, 2024
(in thousands)	Real Estate	Other Collateral	Non-Accrual Loans with No Allowance
Commercial real estate	$574	$—	$574
Commercial and industrial	—	2,048	2,048
Residential mortgage	1,810	—	1,810
Total Loans	$2,384	$2,048	$4,432

The following tables present the activity in the ACL for the years ended December 31, 2025 and 2024:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
Beginning balance at January 1, 2025	$5,272	$909	$4,205	$7,010	$774	$18,170
Loan charge-offs	—	(9)	(1,011)	(15)	(715)	(1,750)
Recoveries collected	—	316	73	41	275	705
Credit loss (credit)/expense	(628)	62	1,206	1,236	469	2,345
ACL balance at December 31, 2025	$4,644	$1,278	$4,473	$8,272	$803	$19,470
Beginning balance at January 1, 2024	$5,120	$940	$3,717	$6,774	$929	$17,480
Loan charge-offs	—	—	(1,610)	(45)	(1,369)	(3,024)
Recoveries collected	—	52	212	75	364	785
Credit loss expense/(credit)	70	(83)	1,886	206	850	2,929
ACL balance at December 31, 2024	$5,272	$909	$4,205	$7,010	$774	$18,170

The Corporation’s methodology for estimating the ACL includes:

Segmentation.  The Corporation’s loan portfolio is segmented by homogeneous loan types that behave similarly to economic cycles.

Specific Analysis.  A specific reserve analysis is applied to certain individually evaluated loans.  These loans are evaluated quarterly using one of three methods: (i) the present value of expected future cash flows discounted at the loan’s effective interest rate; (ii) the loan’s observable market price; or (iii) the fair value of the collateral less selling costs. The method is selected on a loan-by-loan basis, with management utilizing the fair value of collateral or the discounted cash flow method for the analyses. A charge-off is recognized when the loss is quantifiable.  Individually evaluated loans not specifically analyzed reside in the quantitative analysis.

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

Loss- Assets considered of such little value that their continuance on the books is not warranted.  This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical to defer writing off this basically worthless asset even though partial recovery may be affected in the future.

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

The following tables present loan balances by year of origination and internally assigned risk ratings for our portfolio segments as of dates presented:

								Total
						2020 and		Portfolio
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving	Loans
December 31, 2025
Commercial real estate:
Non-owner-occupied
Pass	$33,245	$22,810	$40,375	$78,385	$25,911	$123,082	$8,917	$332,725
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	102	—	—	1,856	—	1,958
Total non-owner occupied	33,245	22,810	40,477	78,385	25,911	124,938	8,917	334,683
Current period gross charge-offs	—	—	—	—	—	—	—	—
All other CRE
Pass	24,612	50,485	31,650	22,273	20,617	75,235	3,240	228,112
Special Mention	—	—	—	—	864	—	—	864
Substandard	—	915	—	—	1,712	3,922	600	7,149
Total all other CRE	24,612	51,400	31,650	22,273	23,193	79,157	3,840	236,125
Current period gross charge-offs	—	—	—	—	—	—	—	—
Acquisition and development:
1-4 family residential construction
Pass	11,783	91	980	—	—	—	2,515	15,369
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total acquisition and development	11,783	91	980	—	—	—	2,515	15,369
Current period gross charge-offs	—	—	—	—	—	—	—	—
All other A&D
Pass	13,267	24,703	8,852	3,988	1,582	8,840	13,374	74,606
Special Mention	—	—	—	—	—	—	—	—
Substandard	297	—	—	—	—	—	—	297
Total all other A&D	13,564	24,703	8,852	3,988	1,582	8,840	13,374	74,903
Current period gross charge-offs	—	—	—	—	—	9	—	9
Commercial and industrial:
Pass	37,145	17,406	17,629	45,513	11,060	13,892	71,139	213,784
Special Mention	—	4,250	19,112	3,638	32	—	4,963	31,995
Substandard	22	100	235	1,008	106	8,015	21,769	31,255
Total commercial and industrial	37,167	21,756	36,976	50,159	11,198	21,907	97,871	277,034
Current period gross charge-offs	—	—	—	—	570	441	—	1,011
Residential mortgage:
Residential mortgage - term
Pass	44,643	47,862	63,667	86,508	69,335	148,527	1,057	461,599
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	857	1,173	5,405	23	7,458
Total residential mortgage - term	44,643	47,862	63,667	87,365	70,508	153,932	1,080	469,057
Current period gross charge-offs	—	—	—	—	—	—	—	—
Residential mortgage - home equity
Pass	558	59	567	3,180	557	866	61,070	66,857
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	9	989	998
Total residential mortgage - home equity	558	59	567	3,180	557	875	62,059	67,855
Current period gross charge-offs	—	—	15	—	—	—	—	15
Consumer:
Pass	9,849	6,814	6,369	3,372	1,593	15,573	2,789	46,359
Special Mention	—	—	—	—	—	—	—	—
Substandard	60	94	82	49	7	15	12	319
Total consumer	9,909	6,908	6,451	3,421	1,600	15,588	2,801	46,678
Current period gross charge-offs	275	92	172	18	104	54	—	715
Total Portfolio Loans
Pass	175,102	170,230	170,089	243,219	130,655	386,015	164,101	1,439,411
Special Mention	—	4,250	19,112	3,638	896	—	4,963	32,859
Substandard	379	1,109	419	1,914	2,998	19,222	23,393	49,434
Total Portfolio Loans	$175,481	$175,589	$189,620	$248,771	$134,549	$405,237	$192,457	$1,521,704
Current YTD Period:
Current period gross charge-offs	$275	$92	$187	$18	$674	$504	$—	$1,750

								Total
						2019 and		Portfolio
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Loans
December 31, 2024
Commercial real estate:
Non-owner-occupied
Pass	$22,807	$23,454	$73,649	$28,941	$52,080	$89,977	$1,960	$292,868
Special Mention	—	—	—	—	706	—	—	706
Substandard	—	—	—	—	—	2,685	—	2,685
Total non-owner occupied	22,807	23,454	73,649	28,941	52,786	92,662	1,960	296,259
Current period gross charge-offs	—	—	—	—	—	—	—	—
All other CRE
Pass	42,855	32,599	29,951	24,073	16,842	72,630	4,535	223,485
Special Mention	—	—	—	—	199	—	—	199
Substandard	994	—	—	1,744	—	3,453	230	6,421
Total all other CRE	43,849	32,599	29,951	25,817	17,041	76,083	4,765	230,105
Current period gross charge-offs	—	—	—	—	—	—	—	—
Acquisition and development:
1-4 family residential construction
Pass	11,686	3,317	—	—	—	—	1,627	16,630
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total acquisition and development	11,686	3,317	—	—	—	—	1,627	16,630
Current period gross charge-offs	—	—	—	—	—	—	—	—
All other A&D
Pass	23,304	24,114	10,672	1,848	1,773	9,230	7,661	78,602
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	82	—	82
Total all other A&D	23,304	24,114	10,672	1,848	1,773	9,312	7,661	78,684
Current period gross charge-offs	—	—	—	—	—	—	—	—
Commercial and industrial:
Pass	35,898	29,786	65,663	17,558	6,777	13,758	75,440	244,880
Special Mention	4,250	13,000	3,500	—	1,842	—	9,084	31,676
Substandard	122	—	1,209	680	6,562	692	1,713	10,978
Total commercial and industrial	40,270	42,786	70,372	18,238	15,181	14,450	86,237	287,534
Current period gross charge-offs	465	—	125	892	41	87	—	1,610
Residential mortgage:
Residential mortgage - term
Pass	32,582	70,643	91,775	78,892	35,790	133,725	1,235	444,642
Special Mention	—	—	684	840	—	—	—	1,524
Substandard	—	—	60	1,054	—	4,923	39	6,076
Total residential mortgage - term	32,582	70,643	92,519	80,786	35,790	138,648	1,274	452,242
Current period gross charge-offs	—	—	—	—	—	30	—	30
Residential mortgage - home equity
Pass	171	803	3,948	696	361	622	59,307	65,908
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	33	12	620	665
Total residential mortgage - home equity	171	803	3,948	696	394	634	59,927	66,573
Current period gross charge-offs	—	—	15	—	—	—	—	15
Consumer:
Pass	11,132	10,945	6,312	3,525	1,091	16,593	2,833	52,431
Special Mention	—	—	—	—	—	—	—	—
Substandard	3	177	100	24	25	4	2	335
Total consumer	11,135	11,122	6,412	3,549	1,116	16,597	2,835	52,766
Current period gross charge-offs	204	314	109	64	23	655	—	1,369
Total Portfolio Loans
Pass	180,435	195,661	281,970	155,533	114,714	336,535	154,598	1,419,446
Special Mention	4,250	13,000	4,184	840	2,747	—	9,084	34,105
Substandard	1,119	177	1,369	3,502	6,620	11,851	2,604	27,242
Total Portfolio Loans	$185,804	$208,838	$287,523	$159,875	$124,081	$348,386	$166,286	$1,480,793
Current YTD Period:
Current period gross charge-offs	$669	$314	$249	$956	$64	$772	$—	$3,024

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past.

The following tables present loan balances by year of origination segregated by performing and non-performing loans for the periods presented:

						2020 and		Portfolio
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving	Loans
December 31, 2025
Commercial real estate:
Non-owner-occupied
Performing	$33,245	$22,810	$40,375	$78,385	$25,911	$124,938	$8,917	$334,581
Nonperforming	—	—	102	—	—	—	—	102
Total non-owner occupied	33,245	22,810	40,477	78,385	25,911	124,938	8,917	334,683
All other CRE
Performing	24,612	51,400	31,650	22,273	23,193	78,564	3,840	235,532
Nonperforming	—	—	—	—	—	593	—	593
Total all other CRE	24,612	51,400	31,650	22,273	23,193	79,157	3,840	236,125
Acquisition and development:
1-4 family residential construction
Performing	11,783	91	980	—	—	—	2,515	15,369
Nonperforming	—	—	—	—	—	—	—	—
Total acquisition and development	11,783	91	980	—	—	—	2,515	15,369
All other A&D
Performing	13,564	24,703	8,852	3,988	1,582	8,840	13,374	74,903
Nonperforming	—	—	—	—	—	—	—	—
Total all other A&D	13,564	24,703	8,852	3,988	1,582	8,840	13,374	74,903
Commercial and industrial:
Performing	37,167	21,756	36,976	49,181	11,108	21,907	97,871	275,966
Nonperforming	—	—	—	978	90	—	—	1,068
Total commercial and industrial	37,167	21,756	36,976	50,159	11,198	21,907	97,871	277,034
Residential mortgage:
Residential mortgage - term
Performing	44,643	47,862	63,667	87,365	70,127	151,846	1,080	466,590
Nonperforming	—	—	—	—	381	2,086	—	2,467
Total residential mortgage - term	44,643	47,862	63,667	87,365	70,508	153,932	1,080	469,057
Residential mortgage - home equity
Performing	558	59	567	3,180	557	875	61,700	67,496
Nonperforming	—	—	—	—	—	—	359	359
Total residential mortgage - home equity	558	59	567	3,180	557	875	62,059	67,855
Consumer:
Performing	9,909	6,891	6,416	3,409	1,600	15,572	2,801	46,598
Nonperforming	—	17	35	12	—	16	—	80
Total consumer	9,909	6,908	6,451	3,421	1,600	15,588	2,801	46,678
Total Portfolio Loans
Performing	175,481	175,572	189,483	247,781	134,078	402,542	192,098	1,517,035
Nonperforming	—	17	137	990	471	2,695	359	4,669
Total Portfolio Loans	$175,481	$175,589	$189,620	$248,771	$134,549	$405,237	$192,457	$1,521,704

								Total
						2019 and		Portfolio
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Loans
December 31, 2024
Commercial real estate:
Non-owner-occupied
Performing	$22,807	$23,454	$73,649	$28,941	$52,786	$92,662	$1,960	$296,259
Nonperforming	—	—	—	—	—	—	—	—
Total non-owner occupied	22,807	23,454	73,649	28,941	52,786	92,662	1,960	296,259
All other CRE
Performing	43,849	32,599	29,951	25,500	17,041	75,427	4,765	229,132
Nonperforming	—	—	—	317	—	656	—	973
Total all other CRE	43,849	32,599	29,951	25,817	17,041	76,083	4,765	230,105
Acquisition and development:
1-4 family residential construction
Performing	11,686	3,317	—	—	—	—	1,627	16,630
Nonperforming	—	—	—	—	—	—	—	—
Total acquisition and development	11,686	3,317	—	—	—	—	1,627	16,630
All other A&D
Performing	23,304	24,114	10,672	1,848	1,773	9,230	7,661	78,602
Nonperforming	—	—	—	—	—	82	—	82
Total all other A&D	23,304	24,114	10,672	1,848	1,773	9,312	7,661	78,684
Commercial and industrial:
Performing	40,270	42,786	69,180	17,592	15,181	14,450	86,237	285,696
Nonperforming	—	—	1,192	646	—	—	—	1,838
Total commercial and industrial	40,270	42,786	70,372	18,238	15,181	14,450	86,237	287,534
Residential mortgage:
Residential mortgage - term
Performing	32,582	70,643	92,519	80,661	35,790	136,184	1,259	449,638
Nonperforming	—	—	—	125	—	2,464	15	2,604
Total residential mortgage - term	32,582	70,643	92,519	80,786	35,790	138,648	1,274	452,242
Residential mortgage - home equity
Performing	171	803	3,948	696	361	634	59,810	66,423
Nonperforming	—	—	—	—	33	—	117	150
Total residential mortgage - home equity	171	803	3,948	696	394	634	59,927	66,573
Consumer:
Performing	11,135	11,008	6,378	3,549	1,116	16,543	2,835	52,564
Nonperforming	—	114	34	—	—	54	—	202
Total consumer	11,135	11,122	6,412	3,549	1,116	16,597	2,835	52,766
Total Portfolio Loans
Performing	185,804	208,724	286,297	158,787	124,048	345,130	166,154	1,474,944
Nonperforming	—	114	1,226	1,088	33	3,256	132	5,849
Total Portfolio Loans	$185,804	$208,838	$287,523	$159,875	$124,081	$348,386	$166,286	$1,480,793

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

The following table presents the amortized cost basis, and the financial effect of loans modified to borrowers experiencing financial difficulty for the years ended December 31, 2025 and 2024.

(in thousands)	Term Extension	Percentage of Total Loan Type	Weighted Average Term and Principal Payment Extension
Year Ended December 31, 2025
Commercial and industrial	$246	0.09%	18 months
Total	$246

Year Ended December 31, 2024
Owner-occupied commercial real estate	$884	0.38%	12 months
Commercial and industrial	122	0.04%	60 months
Total	$1,006

During 2025, we modified the term of two commercial and industrial loans by extending their maturity dates.  During 2024, we modified the term of one owner-occupied commercial real estate loan and one commercial by extending maturity dates.  The Corporation monitors loan payments on performing and non-performing loans on an ongoing basis to determine if a loan is considered to have a payment default.  The loans that were modified in the years ended December 31, 2025 and 2024 have made all contractual payments since modification.  The loan modifications reported above did not significantly impact our determination of the allowance for credit losses on loans during 2025 or 2024.

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

6. Other Real Estate Owned

The following table presents the components of OREO, net of related valuation allowance, as of December 31, 2025 and 2024:

(in thousands)	2025	2024
Acquisition and development	$1,083	$2,698
Residential mortgage	—	364
Total OREO	$1,083	$3,062

The following table presents the activity in the OREO valuation allowance for the years ended December 31, 2025 and 2024:

(in thousands)	2025	2024
Balance January 1	$199	$313
Fair value write-downs, net	1,676	—
Sales of OREO	(191)	(114)
Balance December 31	$1,684	$199

The following table presents the components of OREO expenses, net, for the years ended December 31, 2025 and 2024:

(in thousands)	2025	2024
Gains on real estate, net	$(77)	$(161)
Fair value write-down	1,676	—
Expenses, net	638	435
Rental and other income	(2)	(3)
Total OREO expense, net	$2,235	$271

7. Premises and Equipment

The following table presents the components of premises and equipment at December 31, 2025 and 2024:

(in thousands)	2025	2024
Land	$8,026	$9,155
Land improvements	1,293	1,459
Premises	35,269	34,922
Furniture and equipment	17,924	18,846
	62,512	64,382
Less accumulated depreciation	(32,847)	(34,301)
Total	$29,665	$30,081

During the year ended December 31, 2025, the Corporation entered into a contract to sell one of its retail branch properties for $1.6 million.   At the time of the contracted sale, the Corporation recorded a $0.2 million loss to write down the property to contracted sales price less estimated closing costs.  $1.6 million was reclassified as real estate held for sale and is included in other assets on the consolidated statement of financial condition at December 31, 2025.   The contracted sale was finalized in February 2026.

The Corporation recorded depreciation expense of $2.5 million and $3.3 million for the years ended December 31, 2025 and 2024, respectively.

8. Deposits

The following table summarizes deposits as of December 31, 2025 and 2024:

(in thousands)	2025		2024
	Balance	Percent	Balance	Percent
Non-Interest-bearing deposits:	$453,036	26%	$426,737	27%
Interest-bearing deposits:
Demand	392,823	23%	386,803	25%
Money market- retail	529,870	30%	447,149	28%
Money market- brokered	1	0%	1	0%
Savings deposits	158,461	9%	170,972	11%
Time deposits- retail	150,958	9%	143,167	9%
Time deposits- brokered	50,000	3%	—	—
Total Deposits	$1,735,149	100%	$1,574,829	100%

Time deposits that met or exceeded the FDIC insurance limit of $250,000 at December 31, 2025 and 2024 totaled $51.1 million and $43.7 million, respectively.  At December 31, 2025 and 2024, $0.5 million and $0.2 million, respectively, of deposit overdrafts were re-classified as loans.

The following is a summary of the scheduled maturities of all time deposits maturing within the following years ended  December 31:

(in thousands)	Time deposits- brokered	Time deposits- retail
2026	$50,000	$132,040
2027	—	14,263
2028	—	3,971
2029	—	309
2030	—	375
Total	$50,000	$150,958

In the ordinary course of business, executive officers and directors of the Corporation, including their families and companies in which certain directors are principal owners, were deposit customers of the Bank. At December 31, 2025, executive officers and directors had approximately $12.7 million in deposits with the Bank compared to $11.9 million at December 31, 2024.

9. Borrowed Funds

The following is a summary of short-term borrowings at December 31, 2025 and 2024 with original maturities of less than one year:

(in thousands)	2025	2024
Securities sold under agreements to repurchase:
Outstanding at end of year	$17,661	$15,409
Weighted average interest rate at year end	0.22%	0.24%
Maximum amount outstanding as of any month end	$26,756	$44,415
Average amount outstanding	$19,565	$29,805
Approximate weighted average rate during the year	0.22%	0.26%
Overnight borrowings, weighted average interest rate of 4.50% at December 31, 2024	$—	$50,000

Repurchase agreements were secured by investment securities with a market value of $24.8 million at December 31, 2025 and $22.9 million at December 31, 2024.

The Bank has unsecured lines of credit totaling $140.0 million with correspondent financial institutions and  $83.9 million in a secured line with the Federal Reserve Discount Window to meet daily liquidity requirements.  At December 31, 2025, there were no overnight borrowings outstanding.  At December 31, 2024, there were $50.0 million in outstanding secured borrowings with the Federal Reserve Discount Window.

The following is a summary of long-term borrowings at December 31, 2025 and 2024 with original maturities exceeding one year:

(in thousands)	2025	2024
FHLB advances bearing fixed interest rates of 3.84% at December 31, 2025 and ranging from 3.84% to 4.04% at December 31, 2024	$65,000	$90,000
Junior subordinated debt, bearing variable interest rate of 6.72% at December 31, 2025 and 7.36% at December 31, 2024	$30,929	$30,929
Total long-term debt	$95,929	$120,929

In March 2004, Trust I and Trust II issued preferred securities with an aggregate liquidation amount of $30.0 million to third-party investors and issued common equity with an aggregate liquidation amount of $0.9 million to First United Corporation. These Trusts used the proceeds of these offerings to purchase an equal amount of junior subordinated debentures (“TPS Debentures”), as follows:

$20.6 million—floating rate payable quarterly based on three-month Secured Overnight Financing Rate (“SOFR”) plus 275 basis points (6.72% at December 31, 2025), maturing in 2034, became redeemable five years after issuance at First United Corporation’s option.

$10.3 million—floating rate payable quarterly based on three-month SOFR plus 275 basis points (6.72% at December 31, 2025) maturing in 2034, became redeemable five years after issuance at First United Corporation’s option.

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

At December 31, 2025, the contractual maturity of the outstanding $65.0 million FHLB advances is March 20, 2026, and the contractual maturity of the outstanding TPS Debentures is 2034.

The Bank has a borrowing capacity agreement with the FHLB in an amount equal to 30% of the Bank’s assets. The available line of credit equaled $599.4  million at December 31, 2025 and $567.4 million at December 31, 2024. This line of credit, which can be used for both short and long-term funding, can only be utilized to the extent of available lendable collateral. The line is secured by certain qualified mortgage, commercial and home equity loans as follows (in thousands):

1-4 family mortgage loans	$153,691
Commercial loans	148,503
Multi-family loans	22,936
Home equity loans	10,342
Total available borrowing capacity	$335,472
Less: borrowings and letters of credit outstanding	(73,921)
Available credit	$261,551

10. Goodwill and Other Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets and goodwill are presented at December 31, 2025 and 2024 in the following table:

	2025				2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Amortizing intangible assets:
Intangible assets associated with purchase of wealth portfolio	$1,048	$838	$210	1.00 years	$1,048	$629	$419	2.00 years
Intangible assets associated with acquisition of mortgage company	600	370	230	1.92 years	600	250	350	2.92 years

Total Other intangibles	$1,648	$1,208	$440	1.48 years	$1,648	$879	$769	2.38 years

Goodwill	$11,004		$11,004		$11,004		$11,004

The following table presents the estimated future amortization expense for amortizing intangible assets within the years ending December 31:

(in thousands)	Amount
2026	$330
2027	110
Total amortizing intangible assets	$440

11. Accumulated Other Comprehensive Loss (“AOCL”)

The following table presents the changes in each component of AOCL for the years ended December 31, 2025 and 2024:

(in thousands)	Investment securities- with credit related impairment AFS	Investment securities- all other AFS	Investment securities- HTM	Cash Flow Hedge	Pension Plan	SERP	Total
Accumulated OCL, net:
Balance - January 1, 2024	$(2,482)	$(13,217)	$(5,201)	$569	$(14,263)	$(1,233)	$(35,827)
Other comprehensive income/(loss) before reclassifications	(163)	(374)	—	(197)	3,945	1,301	4,512
Amounts reclassified from accumulated other comprehensive loss	(148)	—	505	—	595	115	1,067
Balance - December 31, 2024	$(2,793)	$(13,591)	$(4,696)	$372	$(9,723)	$183	$(30,248)
Other comprehensive income/(loss) before reclassifications	564	3,279	—	(299)	1,088	(304)	4,328
Amounts reclassified from accumulated other comprehensive loss	(148)	(71)	484	—	389	—	654
Balance - December 31, 2025	$(2,377)	$(10,383)	$(4,212)	$73	$(8,246)	$(121)	$(25,266)

The following tables present the components of other comprehensive income for the years ended December 31, 2025 and 2024:

Components of Other Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the year ended December 31, 2025
Available for sale (AFS) securities with credit-related impairment
Unrealized holding gains	$767	$(203)	$564
Less: accretable yield recognized in income	202	(54)	148
Net unrealized gains on investments with credit-related impairment	565	(149)	416
Available for sale securities – all other:
Unrealized holding gains	4,462	(1,183)	3,279
Less: gains recognized in income	97	(26)	71
Net unrealized gains on all other AFS securities	4,365	(1,157)	3,208
Held to maturity securities:
Unrealized holding losses on securities transferred to held to maturity	—	—	—
Less: amortization recognized in income	(659)	175	(484)
Net unrealized gains on HTM securities	659	(175)	484
Cash flow hedges:
Unrealized holding losses	(378)	79	(299)
Net unrealized losses on cash flow hedges	(378)	79	(299)
Pension Plan:
Unrealized net actuarial gain	1,481	(393)	1,088
Less: amortization of unrecognized loss	(529)	140	(389)
Net pension plan asset adjustment	2,010	(533)	1,477
SERP:
Unrealized net actuarial loss	(414)	110	(304)
Net SERP liability adjustment	(414)	110	(304)
Other comprehensive income	$6,807	$(1,825)	$4,982

Components of Other Comprehensive Income (in thousands)	Before Tax Amount	Tax Benefit (Expense)	Net
For the year ended December 31, 2024
Available for sale (AFS) securities with credit related impairment:
Unrealized holding losses	$(221)	$58	$(163)
Less: accretable yield recognized in income	202	(54)	148
Net unrealized losses on investments with credit-related impairment	(423)	112	(311)
Available for sale securities – all other:
Unrealized holding losses	(510)	136	(374)
Net unrealized losses on all other AFS securities	(510)	136	(374)
Held to maturity securities:
Unrealized holding losses on securities transferred to held to maturity	—	—	—
Less: amortization recognized in income	(688)	183	(505)
Net unrealized gains on HTM securities	688	(183)	505
Cash flow hedges:
Unrealized holding losses	(301)	104	(197)
Net unrealized losses on cash flow hedges	(301)	104	(197)
Pension Plan:
Unrealized net actuarial gain	5,375	(1,430)	3,945
Less: amortization of unrecognized loss	(811)	216	(595)
Net pension plan asset adjustment	6,186	(1,646)	4,540
SERP:
Unrealized net actuarial gain	1,773	(472)	1,301
Less: amortization of unrecognized loss	(157)	42	(115)
Net SERP liability adjustment	1,930	(514)	1,416
Other comprehensive income	$7,570	$(1,991)	$5,579

The following tables present the details of accumulated other comprehensive loss components for the years ended December 31, 2025 and 2024:

Details of Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement
(in thousands)	2025	Where Net Income is Presented
Net unrealized gains on investment securities with credit related impairment:
Accretable Yield	$202	Interest income on taxable investment securities
Taxes	(54)	Provision for income tax expense
	$148	Net of tax
Net unrealized gains on available for sale investment securities - all other:
Gains on sales	$97	Net gains
Taxes	(26)	Provision for income tax expense
	$71	Net of tax
Net unrealized losses on held to maturity investment securities:
Amortization	$(659)	Interest income on taxable investment securities
Taxes	175	Credit for income tax expense
	$(484)	Net of tax
Net pension plan asset adjustment:
Amortization of unrecognized loss	$(529)	Other expense
Taxes	140	Credit for income tax expense
	$(389)	Net of tax
Total reclassifications for the period	$(654)	Net of tax

Details of Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement
(in thousands)	2024	Where Net Income is Presented
Net unrealized gains on investment securities with credit related impairment:
Accretable Yield	$202	Interest income on taxable investment securities
Taxes	(54)	Provision for income tax expense
	$148	Net of tax
Net unrealized losses on held to maturity investment securities:
Amortization	$(688)	Interest income on taxable investment securities
Taxes	183	Credit for income tax expense
	$(505)	Net of tax
Net pension plan asset adjustment:
Amortization of unrecognized loss	$(811)	Other expense
Taxes	216	Credit for income tax expense
	$(595)	Net of tax
Net SERP liability adjustment:
Amortization of unrecognized loss	$(157)	Other expense
Taxes	42	Credit for income tax expense
	$(115)	Net of tax
Total reclassifications for the period	$(1,067)	Net of tax

12. Income Taxes

The provision for income taxes from continuing operations consists of the following for the years ended December 31, 2025 and 2024:

(in thousands)	2025	2024
Current Tax expense:
Federal	$6,360	$5,439
State	2,234	2,047
	$8,594	$7,486
Deferred tax benefit:
Federal	$(489)	$(613)
State	(87)	(212)
	$(576)	$(825)
Provision for income tax expense for the year	$8,018	$6,661

The reconciliation between the statutory federal income tax rate and effective income tax rate for the years ended December 31, 2025 and 2024 is as follows:

(in thousands)	2025		2024
	Amount	Percent	Amount	Percent
United States Federal statutory income tax	$6,832	21.00%	$5,718	21.00%

State and local income taxes, net of Federal income tax effect (1)	1,678	5.16%	1,405	5.16%
Tax credits:
Low-income housing tax credits ("LIHTC")	(770)	(2.37)%	(770)	(2.83)%
Non-taxable or nondeductible items
Bank owned life insurance	(296)	(0.91)%	(283)	(1.04)%
Other	(31)	(0.09)%	(33)	(0.12)%
Other adjustments:
LIHTC investment, net amortization and tax benefit	620	1.91%	621	2.28%
Other	(15)	(0.05)%	3	0.01%
Total	$8,018	24.65%	$6,661	24.46%

(1)	Maryland state taxes made up the majority (greater than 50 percent) of the tax effect in this category in both 2025 and 2024.

The effective tax rate differs from the United States Federal statutory rate primarily due to tax credits, state and local taxes, and non-taxable and non-deductible items.  The Corporation operates exclusively in the United States and had no foreign income, foreign income tax expense, or foreign income taxes paid for the years ended December 31, 2025 and 2024.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation’s temporary differences as of December 31, 2025 and 2024 are as follows:

(in thousands)	2025	2024
Deferred tax assets:
Allowance for credit losses	$5,511	$5,081
Deferred fees	128	137
Deferred compensation	1,317	1,233
Federal and state tax loss carry forwards	2,560	2,618
Low-income housing tax credits	299	367
Unrealized loss on investment securities	5,963	7,471
SERP	2,435	2,262
Depreciation	42	150
Lease liability	259	316
Other than temporary impairment on investment securities	359	413
Other real estate owned	446	53
Other	616	545
Total deferred tax assets	19,935	20,646
Valuation allowance	(2,560)	(2,618)
Total deferred tax assets less valuation allowance	17,375	18,028
Deferred tax liabilities:
Goodwill and other intangibles	(2,774)	(2,785)
Lease right-of-use asset	(204)	(248)
Pension	(5,514)	(4,743)
Derivative contract	(16)	(96)
Other	(137)	(167)
Total deferred tax liabilities	(8,645)	(8,039)
Net deferred tax assets	$8,730	$9,989

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

At December 31, 2025, the Corporation had Maryland net operating losses (“NOLs”) and other MD carryforwards of $34.9 million for which a deferred tax asset of $2.6 million has been recorded. There has been and continues to be a full valuation allowance on these NOLs based on management’s belief that it is more likely than not that these NOLs will not be realized prior to the expiration of their carry-forward periods because the Corporation will not generate sufficient taxable income in the future to fully utilize the NOLs. The valuation allowance was $2.6 million at both  December 31, 2025 and 2024.

Income taxes paid in the years ended December 31, 2025 and 2024 were as follows:

(in thousands)	2025	2024
Federal	$6,250	$3,460
State and local
Maryland	1,730	1,580
West Virginia	500	270
Other	3	73
Total taxes paid	$8,483	$5,383

For the years ended December 31, 2025 and 2024, the only state jurisdictions with cash taxes paid that equaled or exceeded 5% of total income taxes paid were Maryland and West Virginia.

The Corporation and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states jurisdictions.  The 2022-2024 tax years remain open under the standard statute of limitations.  Also, with few exceptions, the Corporation is no longer subject to state income tax examinations for tax years before 2022.  Management has identified no uncertain tax positions at December 31, 2025.

Any interest and penalties on income tax assessments or income tax refunds are recognized in the Consolidated Statements of Income as a components of interest expense (income) and other operating expense. There were no amounts of accrued tax-related interest and penalties at December 31, 2025 or 2024.  Furthermore, there were no net interest and penalties related to unrecognized tax benefits for the periods presented.

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

Pursuant to our director compensation policy, each director receives an annual retainer of 1,000 shares of First United Corporation common stock, plus $15,000 to be paid, at the director’s election, in cash or additional shares of common stock.  In May 2025, a total of 11,692 fully vested shares of common stock were issued to directors, which had a grant date fair value of $31.52 per share.  In May 2024, a total of 14,325 fully vested shares of common stock were issued to directors, which had a grant date fair value of $21.94 per share.  Director stock compensation expense was $350,451 for the year ended December 31, 2025 and $292,109 for the year ended December 31, 2024.

Upon completion of 12 consecutive months of employment, all full-time employees of The Bank are eligible to receive 20 shares of First United Corporation stock.  Additionally, certain employees are eligible to receive yearly stock compensation if certain criteria is met.  Total employee stock compensation expense was $104,120 and $54,226 for the years ended December 31, 2025 and 2024, respectively.

Restricted Stock Units (“RSUs”)

On March 26, 2020, pursuant to the Corporation’s Long Term Incentive Plan (the “LTIP”), which is a sub-plan of the Equity Plan, the Compensation Committee of First United Corporation’s Board of Directors (the “Committee”)

granted RSUs to the Corporation’s principal executive officer, its principal financial officer, and certain of its other executive officers. An RSU contemplates the issuance of shares of common stock of First United Corporation if and when the RSU vests.

The RSUs granted to each of the foregoing officers consist of (i) a performance vesting award for a three-year performance period and (ii) a time-vesting award that will vest ratably over a three-year period. Target performance levels were set based on the annual budget which supports the Corporation’s long-term objective of achieving high performance as compared to peers. Threshold performance is the minimum level of acceptable performance as defined by the Committee and maximum performance represented a level potentially achievable under ideal circumstances. Achievement of the threshold performance level would result in each executive participant earning a payout at 50% of his or her respective target award opportunity. Achievement of the target performance level would result in the executive participant earning the target award and achievement at or above the maximum performance level would result in the executive participant earning 150% of the target opportunity. Actual results for any goal that falls between performance levels would be interpolated to calculate a proportionate award.  For each of the performance periods ended December 31, 2023 through December 31, 2025, the RSUs performance goals were based on earnings per share and growth in tangible book value.  For the performance periods ending December 31, 2026 and 2027, the RSUs performance goals are based on return on average equity and growth in tangible book value.

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

In May 2021, RSUs relating to 7,389 performance-vesting shares and 3,693 time-vesting shares (target level) for plan year 2021 were granted, which had a grant date fair market value of $17.93 per share of common stock underlying each RSU.  The performance period for the performance-vesting RSUs was the three-year period ended December 31, 2023.  On March 10, 2024, it was determined that 7,389 performance-vesting RSUs failed to vest.  The time-vesting RSUs vested ratably over a three-year period that began on May 5, 2022. On May 5, 2022, 1,230 shares of the 3,693 time-vesting RSUs were issued to participants.  On May 5, 2023, 1,230 shares of the remaining 2,463 time-vesting shares were issued to the participants.  On May 5, 2024, the remaining 1,233 shares of the 3,693 time-vesting RSUs were issued to participants.  LTIP compensation expense in respect of the 2021 RSU awards was $7,365 for the year ended December 2024.  All compensation expense related to the 2021 LTIP plans was recognized as of June 30, 2024.

In March 2022, RSUs relating to 8,096 performance-vesting shares and 6,238 time-vesting shares (target level) for plan year 2022 were granted, which had a grant date fair market value of $21.88 per share of common stock underlying each RSU.  The performance period for the performance-vesting RSUs was the three-year period ended December 31, 2024.  The time-vesting RSUs vested ratably over a three-year period that began on March 10, 2023.  On March 10, 2023, 2,079 shares of the 6,238 time-vesting RSUs were issued to participants.  On March 10, 2024, 2,079 additional shares of the 6,238 time-vesting RSUs were issued to participants.  On March 10, 2025, the remaining 2,080 shares of the 6,238 time-vesting RSUs were issued to participants.  In the third quarter of 2024, it was projected that the performance-vesting shares would fail to vest.  LTIP compensation expense in respect of the 2022 RSU awards was $26,145 and $104,581 for the years ended December 31, 2025 and 2024, respectively.  All compensation expense related to the 2022 LTIP plans was recognized as of March 31, 2025.

In March 2023, RSUs relating to 10,214 performance-vesting shares and 7,920 time-vesting shares (target level) for plan year 2023 were granted, which had a grant date fair market value of $18.25 per share of common stock underlying each RSU.  The performance period for the performance-vesting RSUs was the three-year period ended December 31, 2025.  The time-vesting RSUs will vest ratably over a three-year period that began on March 15, 2024.  On March 15, 2024, 2,639 shares of the 7,920 time-vesting RSUs were issued to participants.  On March 15, 2025, 2,639 shares of the 7,920 time-vesting RSUs were issued to participants.  Subsequently, it has been determined that the performance vesting shares would fail to vest.  LTIP compensation expense in respect of the 2023 RSU awards was $110,340 for both of the years ended December 31, 2025 and 2024.  Unrecognized compensation expense as of December 31, 2025 related to unvested units was $27,585.

In May 2024, RSUs relating to 8,593 performance vesting shares and 6,662 time vesting shares (target level) for plan year 2024 were granted, which had a grant date fair market value of $22.26 per share of common stock underlying each RSU.  The performance period for the performance-vesting RSUs is the three-year period ending December 31, 2026.  The time-vesting RSUs will vest ratably over a three-year period that began on May 20, 2025. On May 20, 2025, 2,219 shares of the 6,662 time-vesting RSUs were issued to participants.  LTIP compensation expense in respect of the 2024 RSU awards was $113,256 and $66,066 for the years ended December 31, 2025 and 2024, respectively. Unrecognized compensation expense as of December 31, 2025 related to unvested units was $160,446.

In February 2025, RSUs relating to 6,006 performance vesting shares and 4,797 time vesting shares (target level) for plan year 2025 were granted, which had a grant date fair market value of $37.59 per share of common stock underlying each RSU.  The performance period for the performance-vesting RSUs is the three year period ending December 31, 2027.  The time-vesting RSUs will vest ratably over a three year period beginning on February 25, 2026. LTIP compensation expense in respect of the 2025 RSU awards was $112,868 for the year ended December 31, 2025. Unrecognized compensation expense as of December 31, 2025 related to unvested units was $293,456.

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

In January 2023, the Board of Directors approved discretionary contributions to three participants totaling $108,184.  The Corporation recorded $54,092 of related compensation expense for 2024 related to these contributions.  In January 2024, the Board of Directors approved discretionary contributions to three participants totaling $114,958.  The Corporation recorded $57,479 of related compensation expense for both 2025 and 2024. In January 2025, the Board of Directors approved discretionary contributions to three participants totaling $119,735.  The Corporation recorded $59,872 of related compensation expense for 2025. Each discretionary contribution has a two-year vesting period.

The following tables summarize benefit obligation and funded status, plan asset activity, components of net pension cost, and weighted average assumptions for the Pension Plan and the Defined Benefit SERP:

	Pension		Defined Benefit SERP
(in thousands)	2025	2024	2025	2024
Change in Benefit Obligation
Obligation at the beginning of the year	$38,108	$40,614	$8,335	$9,777
Service cost	13	10	140	182
Interest cost	2,075	1,984	455	480
Change in discount rate and mortality assumptions	1,423	(1,652)	—	—
Actuarial losses/(gains)	(574)	103	414	(1,768)
Benefits paid	(2,192)	(2,951)	(336)	(336)
Obligation at the end of the year	38,853	38,108	9,008	8,335
Change in Plan Assets
Fair value at the beginning of the year	55,932	51,822	—	—
Actual return on plan assets	5,911	7,061	—	—
Employer contribution	—	—	336	336
Benefits paid	(2,192)	(2,951)	(336)	(336)
Fair value at the end of the year	59,651	55,932	—	—
Funded/(Unfunded) Status	$20,798	$17,824	$(9,008)	$(8,335)

	Pension		Defined Benefit SERP
(in thousands)	2025	2024	2025	2024
Components of Net Pension Cost
Service cost	$13	$10	$140	$182
Interest cost	2,075	1,984	455	480
Expected return on assets	(3,563)	(3,296)	—	—
Amortization of recognized loss	529	811	—	157
Net (income)/expense in employee benefits	$(946)	$(491)	$595	$819
Weighted Average Assumptions used to determine benefit obligations:
Discount rate for benefit obligations	5.46%	5.61%	5.38%	5.57%
Discount rate for net pension cost	5.61%	5.02%	—	—
Expected long-term return on assets	6.50%	6.50%	—	—
Rate of compensation increase	4.00%	3.00%	4.00%	3.00%

The accumulated benefit obligation for the Pension Plan was $36.4 million and $35.3 million at December 31, 2025 and 2024, respectively. The accumulated benefit obligation for the Defined Benefit SERP was $8.6 million and $8.2 million at December 31, 2025 and 2024, respectively.

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

Asset class	Normalized Target	Range
Cash	2%	0% - 20%
Fixed Income	36%	30% - 50%
Equities	62%	45% - 65%

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

At December 31, 2025 and 2024, the value of Pension Plan investments was as follows:

December 31, 2025			Fair Value Hierarchy
(in thousands)	Assets at Fair Value	% of Portfolio	Level 1	Level 2
Cash and cash equivalents	$716	1.2%	$716	$—
Fixed income securities:
U.S. Government and Agencies	2,139	3.5%	—	2,139
Taxable municipal bonds and notes	412	0.7%	—	412
Corporate bonds and notes	15,374	25.8%	—	15,374
Preferred stock	254	0.4%	—	254
Fixed income mutual funds	3,677	6.2%	3,677	—
Total fixed income	21,856	36.6%	3,677	18,179
Equities:
Large Cap	24,149	40.5%	24,149	—
Mid Cap	2,017	3.4%	2,017	—
Small Cap	5,914	9.9%	5,914	—
International	4,999	8.4%	4,999	—
Total equities	37,079	62.2%	37,079	—
Total market value	$59,651	100.0%	$41,472	$18,179
Note: The Large cap equities includes 157,963 and 194,124 shares of First United Corporation common stock at December 31, 2025 and 2024, respectively.

December 31, 2024			Fair Value Hierarchy
(in thousands)	Assets at Fair Value	% of Portfolio	Level 1	Level 2
Cash and cash equivalents	$1,019	1.8%	$1,019	$—
Fixed income securities:
U.S. Government and Agencies	4,133	7.4%	—	4,133
Taxable municipal bonds and notes	469	0.8%	—	469
Corporate bonds and notes	12,645	22.6%	—	12,645
Preferred stock	263	0.5%	—	263
Fixed income mutual funds	3,812	6.8%	3,812	—
Total fixed income	21,322	38.1%	3,812	17,510
Equities:
Large Cap	22,130	39.6%	22,130	—
Mid Cap	1,984	3.5%	1,984	—
Small Cap	6,544	11.7%	6,544	—
International	2,933	5.3%	2,933	—
Total equities	33,591	60.1%	33,591	—
Total market value	$55,932	100.0%	$38,422	$17,510

As of December 31, 2025, the 25-year average return on pension portfolio assets was 6.63%, exceeding the expected long-term return of 6.50% utilized for 2025.  Considering that future equity returns are partially a function of current starting valuations and the general level of interest rates, return expectations and forecasts by market analysts are largely in line with historical averages. Interest rates currently remain at or near multidecade highs and given that, fixed income assets return potential remains nearly double what it has been over the last decade. Even with equity valuations above historical averages, the monetary policy easing process is expected to continue this year, increasing the odds of fixed income outperformance. Therefore, it is considered appropriate to maintain the expected long-term rate of return of 6.50% for 2026.

Estimated cash flows related to expected future benefit payments from the Pension Plan and Defined Benefit SERP are as follows:

(in thousands)	Pension Plan	Defined Benefit SERP
2026	$2,331	$560
2027	2,382	605
2028	2,461	591
2029	2,518	588
2030	2,586	588
2031-2035	13,572	3,770

First United Corporation made no contributions to the Pension Plan in 2025 or 2024. First United Corporation will continue to evaluate future annual contributions to the Pension Plan based upon its funded status and an evaluation of the future benefits to be provided thereunder. The Bank expects to fund the annual projected benefit payments for the Defined Benefit SERP from operations.

The estimated costs that will be amortized from accumulated other comprehensive loss into net periodic pension cost during the next fiscal year are as follows:

(in thousands)	Pension	Defined Benefit SERP
Net actuarial loss	$945	$—
	$945	$—

15. 401(k) Profit Sharing Plan

In furtherance of First United Corporation’s belief that every employee should have the ability to accrue retirement benefits, it adopted the 401(k) Profit Sharing Plan, which is available to all employees, including executive officers. Employees are automatically entered in the plan on the first of the month following completion of 30 days of service to First United Corporation and/or its subsidiaries. Employees have the opportunity to opt out of participation or change their deferral amounts under the plan at any time. In addition to contributions by participants, the plan contemplates employer matching and the potential of discretionary contributions to the accounts of participants. First United Corporation believes that matching contributions encourage employees to participate and thereby plan for their post-retirement financial future. Beginning with the 2008 plan year, First United Corporation enhanced the match formula to 100% on the first 1% of salary reduction and 50% on the next 5% of salary reduction. This match is accrued for all participants, including executive officers, immediately upon entering the plan on the first day of the month following the completion of 30 days of employment.  Additionally, First United Corporation accrued a non-elective employer contribution during 2025 for all employees other than employees who participate in the Defined Benefit SERP and Defined Contribution SERP and those employees meeting the age plus service requirement in the Pension Plan equal to 4.0% of each employee’s salary, and 0.5% of each employee’s salary hired before January 1, 2010, which will be paid in the first quarter of 2026. The employee must be a plan participant and be actively employed on the last day of the plan year to share in the discretionary profit sharing contribution, except in the case of death, disability, or retirement of the participant.  Expense charged to operations for the 401(k) Plan was $1.6 million in 2025 and $1.4 million in 2024.

16. Contractual Obligations, Commitments and Contingent Liabilities

Contractual Obligations

The Corporation enters into contractual obligations in the normal course of business. Among these obligations are brokered and retail time deposits, FHLB advances and junior subordinated debentures, operating lease agreements for banking and subsidiaries’ offices, and for data processing and telecommunications equipment.  At December 31, 2025, no large capital obligations are anticipated.

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

The contractual amounts of commitments to extend credit at December 31, 2025 and December 31, 2024 are as follows:

(in thousands)	2025	2024
Residential mortgage - home equity	$73,155	$70,894
Residential mortgage - construction	14,515	13,138
Commercial	177,791	163,079
Consumer - personal credit lines	4,531	4,224
Standby letters of credit	16,350	16,522
Total	$286,342	$267,857

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

For assets measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2025 and 2024 are as follows:

		Fair Value Measurements at
		December 31, 2025 Using
		(in thousands)
	Assets Measured at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	12/31/25	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$1,404	$	$1,404	$
Residential mortgage-backed agencies	22,855		22,855
Commercial mortgage-backed agencies	30,068		30,068
Collateralized mortgage obligations	27,390		27,390
Obligations of states and political subdivisions	8,525		8,525
Corporate bonds	907		907
Collateralized debt obligations	15,995			15,995
Equity investments not held for trading with readily determinable fair values	1,029	1,029
Financial derivative	76		76
Non-recurring:
Individually evaluated loans	266			266
Other real estate owned	853			853

		Fair Value Measurements at
		December 31, 2024 Using
		(in thousands)
	Assets Measured at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	12/31/24	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. treasuries	$6,115	$	$6,115	$
U.S. government agencies	20,196		20,196
Residential mortgage-backed agencies	28,634		28,634
Commercial mortgage-backed agencies	17,726		17,726
Collateralized mortgage obligations	6,209		6,209
Obligations of states and political subdivisions	896		896
Collateralized debt obligations	14,718			14,718
Financial derivative	455		455
Non-recurring:
Individually evaluated loans	647			647
Equity investment	3,928			3,928
Other real estate owned	2,698			2,698

There were no transfers of assets between any of the levels of the fair value hierarchy for the years ended December 31, 2025 or December 31, 2024.

For Level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2025 and 2024, the significant unobservable inputs used in the fair value measurements were as follows:

(in thousands)	Fair Value at December 31, 2025	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:
Investment Securities – available for sale - CDO	$15,995	Discounted Cash Flow	Discount Rate	Range of upper 200s to upper 400s
Non-recurring:
Individually Evaluated Loans	$266	Market Comparable Properties	Marketability Discount	N/A
Other Real Estate Owned (1)	$853	Market Comparable Properties	Marketability Discount	15.0%

(in thousands)	Fair Value at December 31, 2024	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:
Investment Securities – available for sale - CDO	$14,718	Discounted Cash Flow	Discount Rate	Range of low to mid 300 and low 500
Non-recurring:
Individually Evaluated Loans	$647	Market Comparable Properties	Marketability Discount	N/A
Equity Investment	$3,928	Market Method	Revenue Multiples	2.8x
Other Real Estate Owned (1)	$2,698	Market Comparable Properties	Marketability Discount	5.0% to 15.0% (weighted avg 5.9%)

(1)	Range would include discounts taken since appraisal and estimated values.

The following tables show a reconciliation of the beginning and ending balances for fair valued assets measured using Level 3 significant unobservable inputs for the years ended December 31, 2025 and 2024:

Fair Value Measurement Using Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale
Beginning balance January 1, 2025	$14,718
Total gains realized/unrealized:
Included in other comprehensive income	1,277
Ending balance December 31, 2025	$15,995

Fair Value Measurement Using Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale
Beginning balance January 1, 2024	$14,709
Total gains realized/unrealized:
Included in other comprehensive income	9
Ending balance December 31, 2024	$14,718

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

The following table presents fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value. The actual carrying amounts and estimated fair values of the Corporation’s financial instruments that are included in the statement of financial condition are as follows:

	December 31, 2025		Fair Value Measurements
	Carrying	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$129,830	$129,830	$129,830
Interest bearing deposits in banks	1,782	1,782	1,782
Investment securities - AFS	107,144	107,144		$91,149	$15,995
Investment securities - HTM	171,361	148,889		147,144	1,745
Equity investments not held for trading with readily determinable fair values	1,029	1,029	1,029
Restricted bank stock	4,630	N/A
Loans, net	1,501,758	1,469,463			1,469,463
Financial derivative	76	76		76
Accrued interest receivable	7,904	7,904		895	7,009
Financial Liabilities:
Deposits – non-maturity	1,534,191	1,534,191		1,534,191
Deposits – time deposits	200,958	199,967		199,967
Short-term borrowed funds	17,661	17,661		17,661
Long-term borrowed funds	95,929	95,775		95,775
Accrued interest payable	953	953		953

	December 31, 2024		Fair Value Measurements
	Carrying	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$77,020	$77,020	$77,020
Interest bearing deposits in banks	1,307	1,307	1,307
Investment securities - AFS	94,494	94,494		$79,776	$14,718
Investment securities - HTM	175,497	144,760		142,954	1,806
Restricted bank stock	5,768	N/A
Loans, net	1,462,181	1,421,600			1,421,600
Financial derivative	455	455		455
Accrued interest receivable	7,473	7,473		827	6,646
Financial Liabilities:
Deposits – non-maturity	1,431,662	1,431,662		1,431,662
Deposits – time deposits	143,167	141,698		141,698
Short-term borrowed funds	65,409	65,409		65,409
Long-term borrowed funds	120,929	119,586		119,586
Accrued interest payable	489	489		489

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

In March 2016, the Corporation entered into four interest rate swap contracts totaling $30.0 million notional amount, hedging future cash flows associated with floating rate trust preferred debt. As of December 31, 2025, $15.0 million notional amount remains.   The interest rate swap creates an effective fixed interest rate of 4.65% on the $15.0 million notional amount of the Corporation’s junior subordination debt until the interest rate swap’s maturity in March 2026.

The fair value of the interest rate swap contracts was $0.1 million and $0.5 million at December 31, 2025 and December 31, 2024, respectively.

For the year ended December 31, 2025, the Corporation recorded a decrease in the value of the derivatives of $0.4 million and the related deferred tax of $0.1 million in net accumulated other comprehensive loss to reflect the effective portion of cash flow hedges. ASC Subtopic 815-30 requires the net accumulated other comprehensive loss to be reclassified to earnings if the hedge becomes ineffective or is terminated. There was no hedge ineffectiveness recorded for the year ended December 31, 2025. The Corporation does not expect any material losses relating to these hedges to be reclassified into earnings within the next 12 months.

Interest rate swap agreements are entered into with counterparties that meet established credit standards, and the Corporation believes that the credit risk inherent in these contracts is not significant at December 31, 2025.

The table below discloses the impact of derivative financial instruments on the Corporation’s Consolidated Financial Statements for the years ended December 31, 2025 and December 31, 2024.

Derivative in Cash Flow Hedging Relationships

(in thousands)	Amount of loss recognized in OCI on derivative (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion) (1)	Amount of gain or (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing) (2)
Interest rate contracts:
December 31, 2025	$(299)	$—	$—
December 31, 2024	$(197)	$—	$—

Notes:

(1)	Reported as interest expense
(2)	Reported as other income

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of ASC Topic 606.

	Year Ended
	December 31,
(in thousands)	2025	2024
Noninterest income
In-scope of Topic 606:
Service charges on deposit accounts	$2,255	$2,220
Other service charges	845	887
Trust department	9,824	9,094
Debit card income	4,057	4,065
Brokerage commissions	1,445	1,449
Noninterest income (in-scope of Topic 606)	$18,426	$17,715
Noninterest income (out-of-scope of Topic 606)	1,740	1,696
Total Noninterest Income	$20,166	$19,411

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

Financial results by operating segment, including significant expense categories provided to the CODM are detailed below.  Certain prior period amounts have been reclassified to conform to the current presentation.  The Trust and Investment Services segment excludes off-balance-sheet assets under management with a total fair value of $1.8 billion and $1.7 billion at December 31, 2025 and 2024, respectively.

Information for the operating segments for the years ended December 31, 2025 and 2024 are presented in the following tables:

	December 31, 2025

	Community	Wealth
(in thousands)	Banking	Management	Total
Interest income	$100,848	$—	$100,848
Interest expense	32,735	—	32,735
Net interest income	68,113	—	68,113
Credit loss expense	2,743	—	2,743
Net interest income after credit loss expense	65,370	—	65,370
Other operating income:
Net gains on investments, available for sale	97	—	97
Net gains on sales of residential mortgages	533	—	533
Net losses on disposal of fixed assets	(228)	—	(228)
Service charges on deposit accounts	2,255	—	2,255
Other service charges	845	—	845
Trust department income	—	9,824	9,824
Debit card income	4,057	—	4,057
Brokerage commissions	—	1,445	1,445
Other segment income (1)	1,740	—	1,740
Total other operating income	9,299	11,269	20,568
Other operating expenses:
Salaries and employee benefits	24,761	4,586	29,347
Equipment and occupancy	4,982	95	5,077
Data processing	5,890	353	6,243
FDIC premiums	1,051	—	1,051
Other segment expenses (2)	11,217	470	11,687
Total operating expenses	47,901	5,504	53,405
Income before income taxes and intercompany fees	26,768	5,765	32,533
Intercompany management fee income (expense)	12	(12)	—
Income before income taxes	26,780	5,753	32,533
Income tax expense	6,808	1,210	8,018
Net income	$19,972	$4,543	$24,515
Significant noncash items
Credit loss expense	$2,743	$—	$2,743
Depreciation	2,527	16	2,543
Amortization of intangible assets	119	210	329

Intangible assets	$11,235	$209	$11,444

Total assets	$2,086,898	$555	$2,087,453

(1)	Other segment income includes net gains/(losses) on disposals of fixed assets, bank owned life insurance income, and miscellaneous income.
(2)	Other segment expenses include professional services, contract labor, line rentals, investor relations, contributions, net OREO expense/(income), and miscellaneous expenses.

	December 31, 2024

	Community	Wealth
(in thousands)	Banking	Management	Total
Interest income	$91,993	$—	$91,993
Interest expense	32,015	—	32,015
Net interest income	59,978	—	59,978
Credit loss expense	2,933	—	2,933
Net interest income after credit loss expense	57,045	—	57,045
Other operating income:
Net gains on sales of residential mortgages	414	—	414
Service charges on deposit accounts	2,220	—	2,220
Other service charges	887	—	887
Trust department income	—	9,094	9,094
Debit card income	4,065	—	4,065
Brokerage commissions	—	1,449	1,449
Other segment income (1)	1,696	—	1,696
Total other operating income	9,282	10,543	19,825
Other operating expenses:
Salaries and employee benefits	23,767	4,262	28,029
Equipment and occupancy	5,445	108	5,553
Data processing	5,418	343	5,761
FDIC premiums	1,070	—	1,070
Other segment expenses (2)	8,766	461	9,227
Total operating expenses	44,466	5,174	49,640
Income before income taxes and intercompany fees	21,861	5,369	27,230
Intercompany management fee income (expense)	12	(12)	—
Income before income taxes	21,873	5,357	27,230
Income tax expense	5,533	1,128	6,661
Net income	$16,340	$4,229	$20,569
Significant noncash items
Credit loss expense	$2,933	$—	$2,933
Depreciation	3,285	16	3,301
Amortization of intangible assets	120	210	330

Intangible assets	$11,354	$419	$11,773

Total assets	$1,972,513	$509	$1,973,022

(1)	Other segment income includes net gains/(losses) on disposals of fixed assets, bank owned life insurance income, and miscellaneous income.
(2)	Other segment expenses include professional services, contract labor, line rentals, investor relations, contributions, net OREO expense/(income), and miscellaneous expenses.

21. Parent Company Only Financial Information

Condensed Statements of Financial Condition

	December 31,
(in thousands)	2025	2024
Assets
Cash	$6,898	$5,208
Investment securities- available for sale (at fair value)	14,654	13,463
Investment in bank subsidiary	207,810	185,974
Investment in non-bank subsidiaries	929	929
Other assets	11,619	11,323
Total Assets	$241,910	$216,897
Liabilities and Shareholders' Equity
Accrued interest and other liabilities	$5,657	$5,249
Dividends payable	1,690	1,424
Junior subordinated debt	30,929	30,929
Shareholders' equity	203,634	179,295
Total Liabilities and Shareholders' Equity	$241,910	$216,897

Condensed Statements of Income

	December 31,
(in thousands)	2025	2024
Income:
Dividend income from bank subsidiary	$8,009	$6,052
Interest income on investments	1,323	1,529
Other income	190	225
Total other income	1,513	1,754
Total Income	9,522	7,806
Expenses:
Interest expense	1,874	2,034
Other expenses	615	608
Total Expenses	2,489	2,642
Income before income taxes and equity in undistributed net income of subsidiaries	7,033	5,164
Applicable income tax benefit	148	204
Net income before equity in undistributed net income of subsidiaries	7,181	5,368
Equity in undistributed net income of subsidiaries:
Bank	17,334	15,201
Net Income	$24,515	$20,569

Condensed Statements of Comprehensive Income

	December 31,
Components of Comprehensive Income (in thousands)	2025	2024
Net Income	$24,515	$20,569
Unrealized gains/(losses) on AFS securities, net of tax	416	(110)
Unrealized losses on cash flow hedges, net of tax	(299)	(197)
Other comprehensive income/(loss), net of tax	117	(307)
Comprehensive income	$24,632	$20,262

Condensed Statements of Cash Flows

	December 31,
(in thousands)	2025	2024
Operating Activities
Net Income	$24,515	$20,569
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(17,334)	(15,201)
Increase in other assets	(1,077)	(1,675)
Increase in accrued interest payable and other liabilities	408	253
Stock based compensation	760	475
Net cash provided by operating activities	7,272	4,421
Investing Activities
Proceeds from principal paydowns on AFS securities	70	163
Net cash provided by investing activities	70	163
Financing Activities
Proceeds from issuance of common stock	315	290
Repurchase of common stock	—	(4,032)
Cash dividends on common stock	(5,967)	(5,373)
Net cash used in financing activities	(5,652)	(9,115)
Increase/(decrease) in cash and cash equivalents	1,690	(4,531)
Cash and cash equivalents at beginning of year	5,208	9,739
Cash and cash equivalents at end of year	$6,898	$5,208

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

An evaluation of the effectiveness of these disclosure controls and procedures as of December 31, 2025 was carried out under the supervision and with the participation of the Corporation’s management, including the PEO and the PFO. Based on that evaluation, the Corporation’s management, including the PEO and the PFO, has concluded that the Corporation’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the fourth quarter of 2025, there was no change in the Corporation’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of the Corporation’s internal control over financial reporting as of December 31, 2025. Management’s report on the Corporation’s internal control over financial reporting is included on the following page.

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

Management assessed the effectiveness of First United Corporation’s internal control over financial reporting as of December 31, 2025, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework (2013 Framework). Based on this assessment and on the foregoing criteria, management has concluded that, as of December 31, 2025, First United Corporation’s internal control over financial reporting is effective.

Dated:	March 10, 2026

/s/ Jason B. Rush		/s/ Tonya K. Sturm
Jason B. Rush		Tonya K. Sturm
President and		Executive Vice President and
Chief Executive Officer		Chief Financial Officer
(Principal Executive Officer)		(Principal Financial Officer)

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2025, none of First United Corporation’s directors or officers informed First United Corporation of their adoption, modification, or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as those terms are defined in Item 408 of the SEC’s Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not Applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Corporation has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) applicable to its principal executive officer, principal financial officer, principal accounting officer, or controller, or persons performing similar functions.  A copy of the Code of Ethics is available free of charge upon request to Jason B. Rush, President and Chief Executive Officer, First United Bank & Trust, 19 S. Second Street, Oakland, MD 21550. This Code of Ethics is also available on the Investor Relations page of the Corporation’s website at https://s205.q4cdn.com/164474296/files/doc_downloads/govdoc/code-of-business-conduct-and-ethics.pdf.

All other information required by this item is incorporated herein by reference to the following sections of the Corporation’s definitive Proxy Statement for the 2026 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A (the “2026 Proxy Statement”):

●	Election of Directors (Proposal 1);
●	Qualifications of Director Nominees;
●	Executive Officers;
●	Delinquent Section 16(a) Reports; and
●	Corporate Governance and Related Matters (under the headings “Committees of the Board - Audit Committee” and “Insider Trading Policy”).

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the sections of the 2026 Proxy Statement entitled “Director Compensation” and “Executive Compensation” (excluding the information under the subheading “Pay Versus Performance”).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

At the 2018 Annual Meeting of Shareholders, the Corporation’s shareholders approved the First United Corporation 2018 Equity Compensation Plan (the “Equity Plan”), which authorizes the grant of stock options, stock appreciation rights, stock awards, dividend equivalents, and other stock-based awards. Subject to the anti-dilution provisions of the Equity Plan, the maximum number of shares for which awards may be granted to any one participant in any calendar year is 20,000 shares, without regard to whether an award is paid in cash or shares. The following table contains information as of December 31, 2025 regarding securities that are authorized for issuance under the Equity Plan:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	33,784	(1)	N/A	121,158	(2)
Equity compensation plans not approved by security holders	—		N/A	N/A
Total	33,784		N/A	121,158
(1)	As of December 31, 2025, there were time-vesting and performance-vesting restricted stock units (“RSUs”) that had been granted under the Equity Plan. An RSU is a right to receive one share of Common Stock (or the cash value thereof) if certain vesting conditions are satisfied. The amount shown in this column (a) relates to 11,882 time-vesting RSUs and 21,902 performance-vesting RSUs. The amount included for performance-vesting RSUs assumes that those RSUs will vest based on the achievement of the maximum performance levels applicable thereto. That amount would be 7,298 or 14,599, respectively, if only the RSUs’ threshold performance levels or target performance levels were to be achieved.

(2)	The amount shown in this column (c) relates to remaining balance available. The amount assumes that the performance-vesting RSUs will vest based on the achievement of the maximum performance levels applicable thereto. That amount would be 128,461 or 135,762, respectively, if only the RSUs’ threshold performance levels or target performance levels were to be achieved.

All other information required by this item is incorporated herein by reference to the section of the 2026 Proxy Statement entitled “Beneficial Ownership of Common Stock by Principal Shareholders and Management”.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the following sections of the 2026 Proxy Statement:

●	Certain Relationships and Related Transactions; and
●	“Corporate Governance and Related Matters” (under the heading “Director Independence”).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section of the 2026 Proxy Statement entitled “Audit Fees and Services”.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1), (2) and (c)  Financial Statements.

Report of Independent Registered Public Accounting Firms

Consolidated Statements of Financial Condition as of December 31, 2025 and 2024

Consolidated Statements of Income for the years ended December 31, 2025 and 2024

Consolidated Statements of Comprehensive Income for the years ended December 31, 2025 and 2024

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2025 and 2024

Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024

Notes to Consolidated Financial Statements for the years ended December 31, 2025 and 2024

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

3.2(i)	Bylaws, as restated on September 25, 2024 (incorporated by reference to Exhibit 3.2 to First United Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024)
3.2(ii)	First Amendment to Bylaws, as restated on September 25, 2024 (incorporated by reference to Exhibit 3.1 to First United Corporation’s Current Report on Form 8-K filed on November 14, 2025)
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed herewith)
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
10.1

First United Bank & Trust Amended and Restated Defined Benefit Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.1 to First United Corporation’s Current Report on Form 8-K filed on February 1, 2019)

10.2

Form of Amended and Restated Participation Agreement under the Defined Benefit Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.2 to First United Corporation’s Current Report on Form 8-K filed on February 1, 2019)

10.3

Form of First Amendment to the Participation Agreement under the First United Bank & Trust Defined Benefit Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.1 to First United Corporation’s Current Report on Form 8-K filed on March 28, 2025)

10.4

Form of Endorsement Split Dollar Agreement between First United Bank & Trust and certain executive officers (incorporated by reference to Exhibit 10.3 to First United Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

10.5

Amended and Restated First United Corporation Executive and Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to First United Corporation’s Current Report on Form 8-K filed on November 24, 2008)

10.6

Form of Amended and Restated First United Corporation Defined Contribution SERP Agreement (incorporated by reference to Exhibit 10.5 to First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019)

10.7

Amended and Restated First United Corporation Change in Control Severance Plan (incorporated by reference to Exhibit 10.5 to First United Corporation’s Current Report on Form 8-K filed on June 23, 2008)

10.8

Amended and Restated Agreement Under the First United Corporation Change in Control Severance Plan, dated as of January 8, 2021 (incorporated by reference to Exhibit 10.1 to First United Corporation’s Current Report on Form 8-K filed on January 8, 2021)

10.9	First United Corporation 2018 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to First United Corporation’s Current Report on Form 8-K filed on May 21, 2019)
10.10	First United Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to First United Corporation’s Current Report on Form 8-K filed on March 16, 2020)
10.11	Appendix A to the First United Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to First United Corporation’s Current Report on Form 8-K filed on May 23, 2024)
10.12	Summary of ROAE Nonequity Incentive Compensation Award Opportunities (incorporated by reference to Exhibit 10.1 to First United Corporation’s Current Report on Form 8-K filed on June 7, 2024)
10.13	First United Corporation Short-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to First United Corporation’s Current Report on Form 8-K filed on March 16, 2020)
10.14

Revised Appendix A to the First United Corporation Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to First United Corporation’s Current Report on Form 8-K filed on March 3, 2025)*

10.15

Form of Restricted Stock Unit Award Agreement (Performance-Vesting) (incorporated by reference to Exhibit 10.1 to First United Corporation’s Current Report on Form 8-K filed on March 27, 2020, Film No. 20747391)

10.16

Form of Restricted Stock Unit Award Agreement (Time-Vesting) (incorporated by reference to Exhibit 10.2 to First United Corporation’s Current Report on Form 8-K filed on March 27, 2020, Film No. 20747391)

10.17

Stock Purchase Agreement, dated as of April 16, 2021, by and between First United Corporation and Driver Opportunity Partners I LP (incorporated by reference to Exhibit 10.1 to First United Corporation’s Current Report on Form 8-K filed on April 19, 2021)

10.18

Cooperation and Settlement Agreement, dated as of April 16, 2021, by and between First United Corporation, Driver Opportunity Partners I LP and other parties named therein (incorporated by reference to Exhibit 10.2 to First United Corporation’s Current Report on Form 8-K filed on April 19, 2021)

19.1	First United Corporation Insider Trading Policy (incorporated by reference to Exhibit 19.1 to First United Corporation’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2023)
21	Subsidiaries (filed herewith)
23.1	Consent of Crowe LLP, Independent Registered Public Accounting Firm (filed herewith)
31.1	Certifications of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
31.2	Certifications of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)
97	Incentive Compensation Recovery Policy (incorporated by reference to Exhibit 97 to First United Corporation’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2023)
101.INS	Inline XBRL Instance Document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	The cover page of First United Corporation’s Annual Report on Form 10K for the year ended December 31, 2025, formatted in Inline XBRL, included within the Exhibit 101 attachments (filed herewith).
*

Portions of Exhibit 10.14, identified in brackets, were excluded because they were immaterial and would have likely caused competitive harm to the Corporation if publicly disclosed.  Such information will be disclosed in “Executive Compensation” section of the 2026 Proxy Statement.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST UNITED CORPORATION

Date:	March 10, 2026	By:	/s/ Jason B. Rush
Jason B. Rush
President and
Chief Executive Officer
(Principal Executive Officer)

Date:	March 10, 2026	By:	/s/ Tonya K. Sturm
Tonya K. Sturm,
Executive Vice President and
Chief Financial Officer,
(Principal Financial Officer
and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ John F. Barr	/s/ Brian R. Boal
John F. Barr – Director	Brian R. Boal – Director
March 10, 2026	March 10, 2026

/s/ Sanu B. Chadha	/s/ Christy M. DiPietro
Sanu B. Chadha – Director	Christy M. DiPietro – Director
March 10, 2026	March 10, 2026

/s/ Kevin R. Hessler	/s/ Patricia A. Milon
Kevin R. Hessler – Director	Patricia A. Milon – Director
March 10, 2026	March 10, 2026

/s/ Beth E. Moran	/s/ Carissa L. Rodeheaver
Beth E. Moran – Director	Carissa L. Rodeheaver – Executive Chairman of the
March 10, 2026	Board
/s/ I. Robert Rudy	March 10, 2026 /s/ H. Andrew Walls, III
I. Robert Rudy – Director	H. Andrew Walls, III – Director
March 10, 2026	March 10, 2026

/s/ Jason B. Rush	/s/ Tonya K. Sturm
Jason B. Rush – President and Chief Executive Officer	Tonya K. Sturm – Executive Vice President and
(Principal Executive Officer)	Chief Financial Officer (Principal Financial Officer
March 10, 2026	and Principal Accounting Officer)
March 10, 2026