Form 10-Q
period 2026-03-31
FIRST UNITED CORP/MD/
filed 2026-05-08
CIK 763907

th

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For quarterly period ended March 31, 2026

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

Large Accelerated filer ◻	Accelerated Filer ☑
Non-Accelerated filer ◻	Smaller Reporting Company ☑
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:   6,446,717 shares of common stock, par value $0.01 per share, as of April 30, 2026.

INDEX TO QUARTERLY REPORT

FIRST UNITED CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

First United Corporation and Subsidiaries

Consolidated Statements of Financial Condition

(In thousands, except share data)

	March 31, 2026	December 31, 2025
	(unaudited)	(audited)
Assets
Cash and due from banks	$89,220	$129,830
Interest bearing deposits in banks	627	1,782
Cash and cash equivalents	89,847	131,612
Investment securities – available for sale (at fair value)	109,004	107,144
Investment securities – held to maturity, net of allowance for credit losses of $102 at March 31, 2026 and December 31, 2025 (fair value $148,942 at March 31, 2026 and $148,889 at December 31, 2025)	172,672	171,361
Equity investments not held for trading with readily determinable fair values	1,035	1,029
Restricted investment in bank stock, at cost	1,621	4,630
Loans held for sale	132	130
Loans	1,525,466	1,521,704
Unearned fees	(512)	(476)
Allowance for credit losses	(19,951)	(19,470)
Net loans	1,505,003	1,501,758
Premises and equipment, net	30,020	29,665
Goodwill and other intangibles	11,361	11,444
Bank owned life insurance	50,125	50,360
Deferred tax assets	9,141	8,730
Other real estate owned	1,083	1,083
Other repossessed assets	2,692	2,802
Right of use assets	939	1,015
Pension asset	20,036	20,798
Accrued interest receivable	7,289	7,904
Trust receivable	2,554	9,824
Other assets	24,456	26,164
Total Assets	$2,039,010	$2,087,453
Liabilities and Shareholders’ Equity
Liabilities:
Non-interest bearing deposits	$451,303	$453,036
Interest bearing deposits	1,299,400	1,282,113
Total deposits	1,750,703	1,735,149
Short-term borrowings	19,588	17,661
Long-term borrowings	30,929	95,929
Operating lease liability	1,095	1,180
SERP deferred compensation	9,054	9,008
Allowance for credit losses on unfunded commitments	1,418	1,218
Accrued interest payable	531	953
Other liabilities	18,738	21,031
Dividends payable	1,692	1,690
Total Liabilities	1,833,748	1,883,819
Shareholders’ Equity:
Common Stock – par value $0.01 per share; Authorized 25,000,000 shares; issued and outstanding 6,446,717 shares at March 31, 2026 and 6,499,476 at December 31, 2025	64	65
Surplus	19,360	21,551
Retained earnings	212,255	207,284
Accumulated other comprehensive loss, net of tax	(26,417)	(25,266)
Total Shareholders’ Equity	205,262	203,634
Total Liabilities and Shareholders’ Equity	$2,039,010	$2,087,453

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2026	2025

	(unaudited)
Interest income
Interest and fees on loans	$22,502	$21,755
Interest on investment securities
Taxable	1,880	1,763
Exempt from federal income tax	59	45
Total investment income	1,939	1,808
Other	1,270	499
Total interest income	25,711	24,062
Interest expense
Interest on deposits:
Savings	38	43
Interest-bearing transaction accounts	5,344	5,200
Time deposits	1,249	1,440
Total interest on deposits	6,631	6,683
Interest on short-term borrowings	11	20
Interest on long-term borrowings	995	1,343
Total interest expense	7,637	8,046
Net interest income	18,074	16,016
Credit loss expense
Credit loss expense - loans	679	657
Credit loss expense - off-balance sheet credit exposures	200	(1)
Total credit loss expense	879	656
Net interest income after provision for credit losses	17,195	15,360
Other operating income
Net gains on sales of residential mortgage loans	86	92
Net gains on disposal of fixed assets	46	—
Net gains	132	92
Other Income
Service charges on deposit accounts	547	547
Other service charges	189	206
Trust department	2,554	2,323
Debit card income	931	921
Bank owned life insurance	539	341
Brokerage commissions	382	421
Other	66	63
Total other income	5,208	4,822
Total other operating income	5,340	4,914
Other operating expenses
Salaries and employee benefits	8,201	7,331
FDIC premiums	279	245
Equipment expense	521	578
Occupancy expense of premises	725	689
Data processing expense	1,664	1,503
Marketing expense	234	238
Professional services	570	476
Contract labor	166	163
Telephone	96	98
Other real estate owned expense, net	123	92
Investor relations	60	62
Contributions	65	56
Other	989	1,045
Total other operating expenses	13,693	12,576
Income before income tax expense	$8,842	$7,698
Provision for income tax expense	2,179	1,892
Net Income	$6,663	$5,806
Basic net income per share	$1.03	$0.90
Diluted net income per share	$1.03	$0.89
Weighted average number of basic shares outstanding	6,483	6,474
Weighted average number of diluted shares outstanding	6,494	6,490
Dividends declared per share	$0.26	$0.22

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

	Three Months Ended
	March 31,
	2026	2025

Comprehensive Income	(unaudited)
Net Income	$6,663	$5,806
Other comprehensive income, net of tax and reclassification adjustments:
Available for sale securities:
Unrealized holding gain on investments with credit related impairment	220	8
Reclassification adjustment for accretable yield realized in income	51	50
Other comprehensive income/(loss) on investments with credit related impairment	169	(42)

Unrealized holding (losses)/gains on all other AFS investments	(717)	1,849
Reclassification adjustment for gains realized in income	—	—
Other comprehensive (loss)/income on all other AFS investments	(717)	1,849

Held to maturity securities
Unrealized holding gains on securities transferred to held to maturity	—	—
Reclassification adjustment for amortization realized in income	(158)	(154)
Other comprehensive income on HTM investments	158	154

Cash flow hedges:
Unrealized holding losses on cash flow hedges	(76)	(108)
Other comprehensive loss on cash flow hedges	(76)	(108)

Pension plan liability:
Unrealized holding losses on pension plan liability	(1,193)	(2,128)
Reclassification adjustment for amortization of unrecognized losses realized in income	(97)	(132)
Other comprehensive loss on pension plan liability	(1,096)	(1,996)

Other comprehensive loss before income tax	(1,562)	(143)
Income tax effect related to other comprehensive loss	411	32

Other comprehensive loss, net of tax	(1,151)	(111)
Comprehensive income	$5,512	$5,695

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except per share data, unaudited)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Total Shareholders' Equity
Balance at January 1, 2026	$65	$21,551	$207,284	$(25,266)	$203,634
Net income			6,663		6,663
Other comprehensive loss				(1,151)	(1,151)
Stock based compensation, net of forfeitures		(109)			(109)
Common stock issued - 7,841 shares		89			89
Stock repurchase - 60,600 shares	(1)	(2,171)			(2,172)
Common stock dividend declared - $0.26 per share			(1,692)		(1,692)
Balance at March 31, 2026	$64	$19,360	$212,255	$(26,417)	$205,262

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Total Shareholders' Equity
Balance at January 1, 2025	$65	$20,476	$189,002	$(30,248)	$179,295
Net income			5,806		5,806
Other comprehensive loss				(111)	(111)
Stock based compensation		55			55
Common stock issued - 7,538 shares		75			75
Common stock dividend declared - $0.22 per share			(1,426)		(1,426)
Balance at March 31, 2025	$65	$20,606	$193,382	$(30,359)	$183,694

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended
	March 31,
	2026	2025

	(unaudited)
Operating activities
Net income	$6,663	$5,806
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	879	656
Depreciation	599	656
Stock based compensation, net of forfeitures	(109)	55
Originations of loans held for sale	(1,452)	(153)
Proceeds from sales of loans held for sale	1,536	1,051
Gains from sales of loans held for sale	(86)	(92)
Gains on disposal of fixed assets	(46)	—
Net accretion of investment securities discounts and premiums- AFS	(80)	(48)
Net accretion of investment securities discounts and premiums- HTM	(141)	(134)
Amortization of intangible assets	83	82
Earnings on bank owned life insurance	(539)	(341)
Amortization of deferred loan fees, net	(48)	(27)
Amortization of operating lease right of use asset	76	73
Decrease in accrued interest receivable and other assets	9,381	836
Amortization of operating lease liability	(85)	(76)
Decrease in accrued interest payable and other liabilities	(2,713)	(1,379)
Net cash provided by operating activities	13,918	6,965
Investing activities
Proceeds from prepayments and maturities of investment securities - AFS	1,586	1,219
Proceeds from prepayments and maturities of investment securities - HTM	1,534	1,487
Purchases of investment securities - AFS	(3,910)	(4,870)
Purchases of investment securities - HTM	(2,704)	—
Purchase of equity securities with readily determinable fair values	—	(1,000)
Proceeds from sale of other repossessed assets	110	—
Proceeds from BOLI death benefit	775	—
Net decrease/(increase) in restricted stock	3,009	(47)
Net increase in equity securities with readily determinable fair values	(6)	(1)
Net (increase)/decrease in loans	(3,876)	607
Purchases of premises and equipment, net	(908)	(585)
Net cash used in investing activities	(4,390)	(3,190)
Financing activities
Net increase in deposits	15,554	48,745
Issuance of common stock	89	75
Cash dividends paid on common stock	(1,691)	(1,424)
Net increase/(decrease) in short-term borrowings	1,927	(45,067)
Stock repurchase	(2,172)	—
Payments of long-term borrowings	(65,000)	—
Net cash (used in)/provided by financing activities	(51,293)	2,329
(Decrease)/increase in cash and cash equivalents	(41,765)	6,104
Cash and cash equivalents at beginning of the year	131,612	78,327
Cash and cash equivalents at end of period	$89,847	$84,431
Supplemental information
Interest paid	$7,694	$7,842
Taxes paid	$110	$52

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Basis of Presentation

The financial information is presented in accordance with generally accepted accounting principles and general practice for financial institutions in the United States of America (“GAAP”).  First United Corporation has prepared these unaudited condensed consolidated financial statements in accordance with GAAP for interim financial information, rules of the Securities and Exchange Commission that permit reduced disclosure for interim periods, and Article 8 of Regulation S-X.  Operating results for the three-month period ended March 31, 2026 are not necessarily indicative of the results that may be expected for the full year or for any future interim period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025.

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of the date of financial statements.  In addition, these estimates and assumptions affect revenues and expenses in the financial statements and, as such, actual results could differ from those estimates.

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

The Corporation has evaluated events and transactions occurring subsequent to the statement of financial condition date of March 31, 2026 and through the date these consolidated financial statements were issued, for items of potential recognition or disclosure.

Note 2 – Accounting Statements Issued but Not Yet Adopted

In November 2024, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, “Income Statement- Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40):  Disaggregation of Income Statement Expenses.”  ASU No. 2024-03 requires disaggregated disclosure of income statement expenses for public business entities.  ASU No. 2024-03 requires new financial statement disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense caption.  The prescribed categories include, among other things, employee compensation, depreciation, and intangible asset amortization.  Additionally, entities must disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses.  ASU No. 2024-03 is effective on a prospective basis for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, though early adoption and retrospective application is permitted.  ASU No. 2024-03 is not expected to have a material impact on our financial statements.

In July 2025, FASB issued ASU No. 2025-05, “Financial Instruments- Credit Losses (Topic 326):  Measurement of Credit Losses for Accounts Receivable and Contract Assets.”   ASU No. 2025-05 provides all entities with a practical expedient in developing reasonable and supportable forecasts as part of estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606.  ASU No. 2025-05 is effective on a prospective basis for annual periods beginning after December 15, 2025, though early adoption and retroactive application is permitted.  ASU No. 2025-05 is not expected to have a material impact on our financial statements.

In September 2025, FASB issued ASU No. 2025-06, “Intangibles-  Goodwill and Other Internal Use Software (Subtopic 350-40):  Targeted Improvements to the Accounting for Internal-Use Software.”  ASU No. 2025-06 applies to all entities subject to internal-use software guidance in Subtopic 350-40 and website development costs in accordance with Subtopic 350-50.  The amendments in ASU No.2025-06 remove all reference to prescriptive and sequential software development stages.  Therefore, an entity is required to start capitalizing software costs when both the following occur:  1) management has authorized and committed to funding the software project and 2) it is probable that the project will be completed and the software will be used to perform the function intended.  ASU No. 2025-06 is effective on a prospective basis for annual periods beginning after December 15, 2027, though early adoption and retroactive application is permitted.  ASU No. 2025-06 is not expected to have a material impact on our financial statements.

In November 2025, FASB issued ASU No. 2025-08, “Financial Instruments- Credit Losses (topic 326):  Purchased Loans.”  ASU No. 2025-08 expands the scope of the “gross-up” method, formerly applicable only to purchased credit-deteriorated (“PCD”) assets, to include acquired non-PCD loans that meet certain criteria, now referred to as “purchased seasoned loans”(“PSL”).  Under this model, an allowance for expected credit losses is recognized at acquisition, offsetting the loan’s amortized cost basis, thereby eliminating the day-one credit-loss expense previously required for non-PCD assets.  PSLs are defined as non-PCD loans acquired either (i) through a business combination, or (ii) purchased more than 90 days after origination when the acquirer was not involved in origination.  ASU No. 2025-08 is effective on a prospective basis for annual periods beginning after December 15, 2026, though early adoption and retroactive application is permitted.  ASU No. 2025-08 is not expected to have a material impact on our financial statements.

In November 2025, FASB issued ASU No. 2025-09, “Derivatives and Hedging (topic 815):  Hedge Accounting Improvements.”  ASU No. 2025-09 amends ASC Topic 815 to align hedge accounting more closely with an entity’s economic risk management practices.  Key amendments include (i) to allow designating a variable price component of a nonfinancial forecasted purchase or sale as the hedged risk, (ii) to allow grouping individual forecasted transactions with similar (not identical) risk exposures, (iii) a new model for hedging forecasted interest on a variable-rate debt, enabling changes in index or tenor without dedesignation, subject to simplifying assumptions, and (iv) additional clarifications related to hedge accounting of nonfinancial components, net written options, and dual-hedge strategies.  ASU No. 2025-09 is effective on a prospective basis for annual periods beginning after December 15, 2026, though early adoption and retroactive application is permitted.  ASU No. 2025-09 is not expected to have a material impact on our financial statements.

In November 2025, FASB issued ASU No. 2025-11, “Interim reporting (topic 270):  Narrow Scope Improvements.”  ASU No. 2025-11  clarifies and enhances guidance under ASC Topic 270 on interim financial reporting by (i) clarifying the scope of ASC 270 such that it now explicitly applies only to entities that issue complete interim financial statements and related notes under U.S. GAAP, (ii) establishing clear guidance on the form of interim statements and notes, incorporating a comprehensive list of required interim disclosures drawn from across the ASC, and (iii) introducing a requirement to disclose material events and changes occurring after the end of the last annual period that could impact interim results.  ASU No. 2025-11 is effective on a prospective basis for annual periods beginning after December 15, 2027, though early adoption and retroactive application is permitted.  ASU No. 2025-11 is not expected to have a material impact on our financial statements.

Note 3 – Earnings Per Share

Basic earnings per share is derived by dividing net income available to shareholders by the weighted-average number of common shares outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents. Diluted earnings per share is derived by dividing net income available to shareholders by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents, such as restricted stock units (“RSUs”). There were no anti-dilutive shares outstanding at March 31, 2026 or 2025.

The following table sets forth the calculation of basic and diluted earnings per common share for the three-month periods ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026			2025
		Weighted			Weighted
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Income	Shares	Amount
Basic Earnings Per Share:

Net income	$6,663	6,483	$1.03	$5,806	6,474	$0.90

Diluted Earnings Per Share:

Restricted stock units		11			16

Net income	$6,663	6,494	$1.03	$5,806	6,490	$0.89

Note 4 – Investments

The following tables show a comparison of amortized cost and fair values of investment securities at March 31, 2026 and December 31, 2025:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
March 31, 2026
Available for Sale:
U.S. government agencies	$2,000	$—	$640	$—	$1,360
Residential mortgage-backed agencies	25,366	19	3,137	—	22,248
Commercial mortgage-backed agencies	41,366	—	8,107	—	33,259
Collateralized mortgage obligations	29,117	9	2,600	—	26,526
Obligations of states and political subdivisions	8,559	26	119	—	8,466
Corporate bonds	1,000	—	84	—	916
Collateralized debt obligations	18,848	—	2,619	—	16,229
Total available for sale	$126,256	$54	$17,306	$—	$109,004

(in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value	Allowance for Credit Losses
March 31, 2026
Held to Maturity:
U.S. government agencies	$68,669	$—	$8,087	$60,582	$—
Residential mortgage-backed agencies	34,289	62	2,657	31,694	—
Commercial mortgage-backed agencies	20,898	—	5,187	15,711	—
Collateralized mortgage obligations	44,537	—	7,379	37,158	—
Obligations of states and political subdivisions	4,381	85	669	3,797	102
Total held to maturity	$172,774	$147	$23,979	$148,942	$102

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
December 31, 2025
Available for Sale:
U.S. government agencies	$2,000	$—	$596	$—	$1,404
Residential mortgage-backed agencies	25,891	40	3,076	—	22,855
Commercial mortgage-backed agencies	37,805	1	7,738	—	30,068
Collateralized mortgage obligations	29,795	40	2,445	—	27,390
Obligations of states and political subdivisions	8,557	35	67	—	8,525
Corporate bonds	1,000	—	93	—	907
Collateralized debt obligations	18,802	—	2,807	—	15,995
Total available for sale	$123,850	$116	$16,822	$—	$107,144

(in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value	Allowance for Credit Losses
December 31, 2025
Held to Maturity:
U.S. government agencies	$68,595	$—	$7,721	$60,874	$—
Residential mortgage-backed agencies	32,084	138	2,474	29,748	—
Commercial mortgage-backed agencies	20,947	—	5,180	15,767	—
Collateralized mortgage obligations	45,447	—	7,056	38,391	—
Obligations of states and political subdivisions	4,390	206	487	4,109	102
Total held to maturity	$171,463	$344	$22,918	$148,889	$102

There were no sales or calls of available-for-sale (“AFS”) securities and no realized gain/loss activity for the three-month periods ended March 31, 2026 or 2025.

The Corporation utilizes FASB Accounting Standards Codification (“ASC”) Topic 326 to evaluate its AFS and held-to-maturity (“HTM”) debt security portfolio for expected credit losses.

For any AFS debt security in an unrealized loss position, the Corporation first assesses whether it intends to sell, or it is more likely than not that the Corporation will be required to sell the security before recovery to its amortized cost basis.  If either criterion regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income.  For AFS debt securities that do not meet the aforementioned criteria, the Corporation evaluates whether any decline in fair value has resulted from credit losses or other factors.  In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors.  If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security.  If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses (“ACL”) is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis.  Any impairment that has not been recorded through the ACL is recorded in other comprehensive income (“OCI”).

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

As of March 31, 2026 and December 31, 2025, the Corporation recorded ACL of approximately $102,000, related to one municipal bond in its HTM securities portfolio.

The following tables show the Corporation’s investment securities with gross unrealized and unrecognized losses and fair values at March 31, 2026 and December 31, 2025, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized and unrecognized loss position:

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrealized Losses	Number of Investments	Fair Value	Unrealized Losses	Number of Investments
March 31, 2026
Available for Sale:
U.S. government agencies	$—	$—	—	$1,360	$640	1
Residential mortgage-backed agencies	—	—	—	19,347	3,137	6
Commercial mortgage-backed agencies	—	—	—	33,259	8,107	13
Collateralized mortgage obligations	—	—	—	22,402	2,600	12
Obligations of states and political subdivisions	—	—	—	5,189	119	9
Corporate bonds	—	—	—	916	84	1
Collateralized debt obligations	—	—	—	16,229	2,619	9
Total available for sale	$—	$—	—	$98,702	$17,306	51

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrecognized Losses	Number of Investments	Fair Value	Unrecognized Losses	Number of Investments
March 31, 2026
Held to Maturity:
U.S. government agencies	$12,345	$155	1	$48,237	$7,932	8
Residential mortgage-backed agencies	—	—	—	25,570	2,657	44
Commercial mortgage-backed agencies	—	—	—	15,711	5,187	2
Collateralized mortgage obligations	—	—	—	37,158	7,379	8
Obligations of states and political subdivisions	—	—	—	2,173	669	2
Total held to maturity	$12,345	$155	1	$128,849	$23,824	64

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrealized Losses	Number of Investments	Fair Value	Unrealized Losses	Number of Investments
December 31, 2025
Available for Sale:
U.S. government agencies	$—	$—	—	$1,404	$596	1
Residential mortgage-backed agencies	—	—	—	17,405	3,076	3
Commercial mortgage-backed agencies	—	—	—	28,623	7,738	9
Collateralized mortgage obligations	8,811	100	1	14,160	2,345	9
Obligations of states and political subdivisions	—	—	—	3,332	67	2
Corporate Bonds	—	—	—	907	93	1
Collateralized debt obligations	—	—	—	15,995	2,807	9
Total available for sale	$8,811	$100	1	$81,826	$16,722	34

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrecognized Losses	Number of Investments	Fair Value	Unrecognized Losses	Number of Investments
December 31, 2025
Held to Maturity:
U.S. government agencies	$—	$—	—	$60,874	$7,721	9
Residential mortgage-backed agencies	—	—	—	19,434	2,474	35
Commercial mortgage-backed agencies	—	—	—	15,767	5,180	2
Collateralized mortgage obligations	—	—	—	38,391	7,056	8
Obligations of states and political subdivisions	—	—	—	2,364	487	1
Total held to maturity	$—	$—	—	$136,830	$22,918	55

The amortized cost and estimated fair value of securities by contractual maturities at March 31, 2026 are shown in the following table.  Expected maturities for mortgage-backed securities and collateralized mortgage obligations will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2026
(in thousands)	Amortized Cost	Fair Value
Contractual Maturity
Available for Sale:
Due after one year through five years	$495	$493
Due after five years through ten years	16,467	14,776
Due after ten years	13,445	11,702
	30,407	26,971
Residential mortgage-backed agencies	25,366	22,248
Commercial mortgage-backed agencies	41,366	33,259
Collateralized mortgage obligations	29,117	26,526
Total available for sale	$126,256	$109,004
Held to Maturity:
Due in one year or less	$12,500	$12,345
Due after one year through five years	4,550	4,291
Due after five years through ten years	45,458	39,803
Due after ten years	10,542	7,940
	73,050	64,379
Residential mortgage-backed agencies	34,289	31,694
Commercial mortgage-backed agencies	20,898	15,711
Collateralized mortgage obligations	44,537	37,158
Total held to maturity	$172,774	$148,942

At March 31, 2026 and December 31, 2025, AFS investment securities with an aggregate fair value of $91.9 million and $87.1 million, respectively, and HTM investment securities with an aggregate book value of $169.7 million and $169.0 million, respectively, were pledged as permitted or required to secure public deposits, for securities sold under agreements to repurchase as required or permitted by law and as collateral for borrowing capacity.

Note 5 – Loans and Related Allowance for Credit Losses

The following table summarizes the primary segments of the loan portfolio at March 31, 2026 and December 31, 2025:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
March 31, 2026
Individually evaluated for impairment	$1,283	$—	$5,717	$1,550	$—	$8,550
Collectively evaluated for impairment	608,208	97,785	240,475	524,764	45,684	1,516,916
Total loans	$609,491	$97,785	$246,192	$526,314	$45,684	$1,525,466
December 31, 2025
Individually evaluated for impairment	$617	$—	$17,142	$1,927	$—	$19,686
Collectively evaluated for impairment	570,191	90,272	259,892	534,985	46,678	1,502,018
Total loans	$570,808	$90,272	$277,034	$536,912	$46,678	$1,521,704

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans at March 31, 2026 and December 31, 2025:

(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due and Accruing	Non- Accrual	Total Loans
March 31, 2026
Commercial real estate:
Non-owner-occupied	$352,933	$—	$—	$—	$—	$100	$353,033
All other CRE	252,250	2,813	34	—	2,847	1,361	256,458
Acquisition and development:
1-4 family residential construction	25,120	—	—	—	—	—	25,120
All other A&D	72,665	—	—	—	—	—	72,665
Commercial and industrial	244,817	209	140	—	349	1,026	246,192
Residential mortgage:
Residential mortgage - term	455,226	802	386	43	1,231	2,047	458,504
Residential mortgage - home equity	67,229	314	114	—	428	153	67,810
Consumer	45,250	203	200	23	426	8	45,684
Total	$1,515,490	$4,341	$874	$66	$5,281	$4,695	$1,525,466
December 31, 2025
Commercial real estate:
Non-owner-occupied	$334,581	$—	$—	$—	$—	$102	$334,683
All other CRE	234,459	769	304	—	1,073	593	236,125
Acquisition and development:
1-4 family residential construction	15,369	—	—	—	—	—	15,369
All other A&D	74,903	—	—	—	—	—	74,903
Commercial and industrial	275,826	112	28	—	140	1,068	277,034
Residential mortgage:
Residential mortgage - term	464,294	150	2,146	244	2,540	2,223	469,057
Residential mortgage - home equity	67,154	256	86	188	530	171	67,855
Consumer	46,100	252	246	45	543	35	46,678
Total	$1,512,686	$1,539	$2,810	$477	$4,826	$4,192	$1,521,704

Non-accrual loans that have been subject to partial charge-offs totaled $0.1 million at March 31, 2026 and $0.2 million at December 31, 2025.  There were no loans secured by 1-4 family residential real estate properties in the process of foreclosure at March 31, 2026.  Loans secured by 1-4 family residential real estate properties in the process of foreclosure totaled $0.5 million at December 31, 2025.

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

The following tables present the amortized cost basis of loans on a nonaccrual status at March 31, 2026 and December 31, 2025:

(in thousands)	Nonaccrual Loans With No Allowance for Credit Loss	Nonaccrual Loans With Allowance for Credit Loss	Total Nonaccrual Loans
March 31, 2026
Commercial real estate
Non owner-occupied	$—	$100	$100
All other CRE	1,283	78	1,361
Commercial and industrial	978	48	1,026
Residential mortgage
Residential mortgage - term	1,550	497	2,047
Residential mortgage – home equity	—	153	153
Consumer	—	8	8
Total	$3,811	$884	$4,695

(in thousands)	Nonaccrual Loans With No Allowance for Credit Loss	Nonaccrual Loans With Allowance for Credit Loss	Total Nonaccrual Loans
December 31, 2025
Commercial real estate
Non owner-occupied	$102	$—	$102
All other CRE	515	78	593
Commercial and industrial	978	90	1,068
Residential mortgage
Residential mortgage - term	1,823	400	2,223
Residential mortgage – home equity	104	67	171
Consumer	—	35	35
Total	$3,522	$670	$4,192

The following table summarizes the primary segments of the ACL at March 31, 2026 and December 31, 2025, segregated by the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
March 31, 2026
Individually evaluated for impairment	$—	$—	$128	$—	$—	$128
Collectively evaluated for impairment	5,638	1,446	3,922	7,974	843	19,823
Total ACL	$5,638	$1,446	$4,050	$7,974	$843	$19,951
December 31, 2025
Individually evaluated for impairment	$—	$—	$417	$—	$—	$417
Collectively evaluated for impairment	4,644	1,278	4,056	8,272	803	19,053
Total ACL	$4,644	$1,278	$4,473	$8,272	$803	$19,470

Changes in the fair value of the types of collateral for individually evaluated loans are reported as provision for credit loss in the period of change.  The evaluation of the need and amount of a specific allocation of the ACL and whether a loan can be removed from impairment status is made on a quarterly basis.

The following tables present the amortized cost basis of collateral-dependent individually evaluated loans as of March 31, 2026 and December 31, 2025.

	March 31, 2026
(in thousands)	Real Estate	Other Collateral	Non-Accrual Loans with No Allowance for Credit Loss
Commercial real estate	$1,283	$—	$1,283
Commercial and industrial	—	978	978
Residential mortgage	1,550	—	1,550
Consumer	—	—	—
Total Loans	$2,833	$978	$3,811

	December 31, 2025
(in thousands)	Real Estate	Other Collateral	Non-Accrual Loans with No Allowance for Credit Loss
Commercial real estate	$617	$—	$617
Commercial and industrial	—	978	978
Residential mortgage	1,927	—	1,927
Total Loans	$2,544	$978	$3,522

The following tables present the activity in the ACL for the three-month periods ended March 31, 2026 and 2025:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
Beginning balance at January 1, 2026	$4,644	$1,278	$4,473	$8,272	$803	$19,470
Loan charge-offs	—	—	(71)	(4)	(198)	(273)
Recoveries collected	—	7	2	10	56	75
Credit loss expense/(credit)	994	161	(354)	(304)	182	679
ACL balance at March 31, 2026	$5,638	$1,446	$4,050	$7,974	$843	$19,951
Beginning balance at January 1, 2025	$5,272	$909	$4,205	$7,010	$774	$18,170
Loan charge-offs	—	(3)	(355)	—	(184)	(542)
Recoveries collected	—	64	2	16	100	182
Credit loss expense/(credit)	398	(30)	482	(303)	110	657
ACL balance at March 31, 2025	$5,670	$940	$4,334	$6,723	$800	$18,467

The Corporation’s methodology for estimating the ACL includes:

Segmentation.  The Corporation’s loan portfolio is segmented by homogeneous loan types that behave similarly to economic cycles.

Specific Analysis.  A specific reserve analysis is applied to certain individually evaluated loans.  These loans are evaluated quarterly based on collateral value, observable market value or the present value of expected future cash flows.  A specific reserve is established if the fair value is less than the loan balance.  A charge-off is recognized when the loss is quantifiable.  Individually evaluated loans not specifically analyzed reside in the quantitative analysis.

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

Special Mention- Assets with potential weaknesses that warrant management’s close attention and if left unchanged, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date.

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

The following tables present loan balances by year of origination and internally assigned risk rating for our portfolio segments for the periods presented:

(in thousands)	2026	2025	2024	2023	2022	2021 and Prior	Revolving	Total Portfolio Loans
March 31, 2026
Commercial real estate:
Non-owner-occupied
Pass	$21,959	$33,134	$22,690	$47,995	$77,631	$139,059	$8,648	$351,116
Substandard	—	—	—	100	—	1,817	—	1,917
Total non-owner occupied	21,959	33,134	22,690	48,095	77,631	140,876	8,648	353,033
Current period gross charge-offs	—	—	—	—	—	—	—	—
All other CRE
Pass	28,122	24,755	49,711	30,575	21,709	91,227	2,091	248,190
Substandard	—	—	912	802	—	6,454	100	8,268
Total all other CRE	28,122	24,755	50,623	31,377	21,709	97,681	2,191	256,458
Current period gross charge-offs	—	—	—	—	—	—	—	—
Acquisition and development:
1-4 family residential construction
Pass	2,571	15,036	3,333	973	—	—	3,207	25,120
Total acquisition and development	2,571	15,036	3,333	973	—	—	3,207	25,120
Current period gross charge-offs	—	—	—	—	—	—	—	—
All other A&D
Pass	5,203	12,414	22,492	2,708	3,933	10,095	15,526	72,371
Substandard	—	294	—	—	—	—	—	294
Total all other A&D	5,203	12,708	22,492	2,708	3,933	10,095	15,526	72,665
Current period gross charge-offs	—	—	—	—	—	—	—	—
Commercial and industrial:
Pass	10,221	35,147	16,551	21,716	27,897	18,263	69,175	198,970
Special Mention	—	—	4,250	19,032	3,500	—	500	27,282
Substandard	—	56	97	281	1,135	7,841	10,530	19,940
Total commercial and industrial	10,221	35,203	20,898	41,029	32,532	26,104	80,205	246,192
Current period gross charge-offs	—	—	—	6	23	42	—	71
Residential mortgage:
Residential mortgage - term
Pass	10,881	44,928	46,044	60,983	82,478	204,770	986	451,070
Substandard	—	—	—	—	849	6,563	22	7,434
Total residential mortgage - term	10,881	44,928	46,044	60,983	83,327	211,333	1,008	458,504
Current period gross charge-offs	—	—	—	—	—	4	—	4
Residential mortgage - home equity
Pass	230	544	58	534	3,044	1,367	61,017	66,794
Substandard	—	—	—	—	—	8	1,008	1,016
Total residential mortgage - home equity	230	544	58	534	3,044	1,375	62,025	67,810
Current period gross charge-offs	—	—	—	—	—	—	—	—
Consumer:
Pass	4,077	8,748	5,333	5,513	2,746	16,248	2,744	45,409
Substandard	—	13	118	57	52	26	9	275
Total consumer	4,077	8,761	5,451	5,570	2,798	16,274	2,753	45,684
Current period gross charge-offs	36	76	46	13	3	24	—	198
Total Portfolio Loans
Pass	83,264	174,706	166,212	170,997	219,438	481,029	163,394	1,459,040
Special Mention	—	—	4,250	19,032	3,500	—	500	27,282
Substandard	—	363	1,127	1,240	2,036	22,709	11,669	39,144
Total Portfolio Loans	$83,264	$175,069	$171,589	$191,269	$224,974	$503,738	$175,563	$1,525,466
Current YTD Period:
Current period gross charge-offs	$36	$76	$46	$19	$26	$70	$—	$273

(in thousands)	2025	2024	2023	2022	2021	2020 and Prior	Revolving	Total Portfolio Loans
December 31, 2025
Commercial real estate:
Non-owner-occupied
Pass	$33,245	$22,810	$40,375	$78,385	$25,911	$123,082	$8,917	$332,725
Substandard	—	—	102	—	—	1,856	—	1,958
Total non-owner occupied	33,245	22,810	40,477	78,385	25,911	124,938	8,917	334,683
Current period gross charge-offs	—	—	—	—	—	—	—	—
All other CRE
Pass	24,612	50,485	31,650	22,273	20,617	75,235	3,240	228,112
Special Mention	—	—	—	—	864	—	—	864
Substandard	—	915	—	—	1,712	3,922	600	7,149
Total all other CRE	24,612	51,400	31,650	22,273	23,193	79,157	3,840	236,125
Current period gross charge-offs	—	—	—	—	—	—	—	—
Acquisition and development:
1-4 family residential construction
Pass	11,783	91	980	—	—	—	2,515	15,369
Total acquisition and development	11,783	91	980	—	—	—	2,515	15,369
Current period gross charge-offs	—	—	—	—	—	—	—	—
All other A&D
Pass	13,267	24,703	8,852	3,988	1,582	8,840	13,374	74,606
Substandard	297	—	—	—	—	—	—	297
Total all other A&D	13,564	24,703	8,852	3,988	1,582	8,840	13,374	74,903
Current period gross charge-offs	—	—	—	—	—	9	—	9
Commercial and industrial:
Pass	37,145	17,406	17,629	45,513	11,060	13,892	71,139	213,784
Special Mention	—	4,250	19,112	3,638	32	—	4,963	31,995
Substandard	22	100	235	1,008	106	8,015	21,769	31,255
Total commercial and industrial	37,167	21,756	36,976	50,159	11,198	21,907	97,871	277,034
Current period gross charge-offs	—	—	—	—	570	441	—	1,011
Residential mortgage:
Residential mortgage - term
Pass	44,643	47,862	63,667	86,508	69,335	148,527	1,057	461,599
Substandard	—	—	—	857	1,173	5,405	23	7,458
Total residential mortgage - term	44,643	47,862	63,667	87,365	70,508	153,932	1,080	469,057
Current period gross charge-offs	—	—	—	—	—	—	—	—
Residential mortgage - home equity
Pass	558	59	567	3,180	557	866	61,070	66,857
Substandard	—	—	—	—	—	9	989	998
Total residential mortgage - home equity	558	59	567	3,180	557	875	62,059	67,855
Current period gross charge-offs	—	—	15	—	—	—	—	15
Consumer:
Pass	9,849	6,814	6,369	3,372	1,593	15,573	2,789	46,359
Substandard	60	94	82	49	7	15	12	319
Total consumer	9,909	6,908	6,451	3,421	1,600	15,588	2,801	46,678
Current period gross charge-offs	275	92	172	18	104	54	—	715
Total Portfolio Loans
Pass	175,102	170,230	170,089	243,219	130,655	386,015	164,101	1,439,411
Special Mention	—	4,250	19,112	3,638	896	—	4,963	32,859
Substandard	379	1,109	419	1,914	2,998	19,222	23,393	49,434
Total Portfolio Loans	$175,481	$175,589	$189,620	$248,771	$134,549	$405,237	$192,457	$1,521,704
Current YTD Period:
Current period gross charge-offs	$275	$92	$187	$18	$674	$504	$—	$1,750

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past.

The following tables present loan balances by year of origination segregated by performing and non-performing loans for the periods presented:

(in thousands)	2026	2025	2024	2023	2022	2021 and Prior	Revolving	Total Portfolio Loans
March 31, 2026
Commercial real estate:
Non-owner-occupied
Performing	$21,959	$33,134	$22,690	$47,995	$77,631	$140,876	$8,648	$352,933
Nonperforming	—	—	—	100	—	—	—	100
Total non-owner occupied	21,959	33,134	22,690	48,095	77,631	140,876	8,648	353,033
All other CRE
Performing	28,122	24,755	50,623	30,609	21,709	97,088	2,191	255,097
Nonperforming	—	—	—	768	—	593	—	1,361
Total all other CRE	28,122	24,755	50,623	31,377	21,709	97,681	2,191	256,458
Acquisition and development:
1-4 family residential construction
Performing	2,571	15,036	3,333	973	—	—	3,207	25,120
Total acquisition and development	2,571	15,036	3,333	973	—	—	3,207	25,120
All other A&D
Performing	5,203	12,708	22,492	2,708	3,933	10,095	15,526	72,665
Total all other A&D	5,203	12,708	22,492	2,708	3,933	10,095	15,526	72,665
Commercial and industrial:
Performing	10,221	35,203	20,898	41,029	31,554	26,056	80,205	245,166
Nonperforming	—	—	—	—	978	48	—	1,026
Total commercial and industrial	10,221	35,203	20,898	41,029	32,532	26,104	80,205	246,192
Residential mortgage:
Residential mortgage - term
Performing	10,881	44,928	46,044	60,983	83,327	209,243	1,008	456,414
Nonperforming	—	—	—	—	—	2,090	—	2,090
Total residential mortgage - term	10,881	44,928	46,044	60,983	83,327	211,333	1,008	458,504
Residential mortgage - home equity
Performing	230	544	58	525	3,044	1,231	62,025	67,657
Nonperforming	—	—	—	9	—	144	—	153
Total residential mortgage - home equity	230	544	58	534	3,044	1,375	62,025	67,810
Consumer:
Performing	4,077	8,761	5,451	5,561	2,787	16,263	2,753	45,653
Nonperforming	—	—	—	9	11	11	—	31
Total consumer	4,077	8,761	5,451	5,570	2,798	16,274	2,753	45,684
Total Portfolio Loans
Performing	83,264	175,069	171,589	190,383	223,985	500,852	175,563	1,520,705
Nonperforming	—	—	—	886	989	2,886	—	4,761
Total Portfolio Loans	$83,264	$175,069	$171,589	$191,269	$224,974	$503,738	$175,563	$1,525,466

(in thousands)	2025	2024	2023	2022	2021	2020 and Prior	Revolving	Total Portfolio Loans
December 31, 2025
Commercial real estate:
Non-owner-occupied
Performing	$33,245	$22,810	$40,375	$78,385	$25,911	$124,938	$8,917	$334,581
Nonperforming	—	—	102	—	—	—	—	102
Total non-owner occupied	33,245	22,810	40,477	78,385	25,911	124,938	8,917	334,683
All other CRE
Performing	24,612	51,400	31,650	22,273	23,193	78,564	3,840	235,532
Nonperforming	—	—	—	—	—	593	—	593
Total all other CRE	24,612	51,400	31,650	22,273	23,193	79,157	3,840	236,125
Acquisition and development:
1-4 family residential construction
Performing	11,783	91	980	—	—	—	2,515	15,369
Nonperforming	—	—	—	—	—	—	—	—
Total acquisition and development	11,783	91	980	—	—	—	2,515	15,369
All other A&D
Performing	13,564	24,703	8,852	3,988	1,582	8,840	13,374	74,903
Nonperforming	—	—	—	—	—	—	—	—
Total all other A&D	13,564	24,703	8,852	3,988	1,582	8,840	13,374	74,903
Commercial and industrial:
Performing	37,167	21,756	36,976	49,181	11,108	21,907	97,871	275,966
Nonperforming	—	—	—	978	90	—	—	1,068
Total commercial and industrial	37,167	21,756	36,976	50,159	11,198	21,907	97,871	277,034
Residential mortgage:
Residential mortgage - term
Performing	44,643	47,862	63,667	87,365	70,127	151,846	1,080	466,590
Nonperforming	—	—	—	—	381	2,086	—	2,467
Total residential mortgage - term	44,643	47,862	63,667	87,365	70,508	153,932	1,080	469,057
Residential mortgage - home equity
Performing	558	59	567	3,180	557	875	61,700	67,496
Nonperforming	—	—	—	—	—	—	359	359
Total residential mortgage - home equity	558	59	567	3,180	557	875	62,059	67,855
Consumer:
Performing	9,909	6,891	6,416	3,409	1,600	15,572	2,801	46,598
Nonperforming	—	17	35	12	—	16	—	80
Total consumer	9,909	6,908	6,451	3,421	1,600	15,588	2,801	46,678
Total Portfolio Loans
Performing	175,481	175,572	189,483	247,781	134,078	402,542	192,098	1,517,035
Nonperforming	—	17	137	990	471	2,695	359	4,669
Total Portfolio Loans	$175,481	$175,589	$189,620	$248,771	$134,549	$405,237	$192,457	$1,521,704

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

The following tables present the amortized cost basis and the financial effect of loans modified to borrowers experiencing financial difficulty during the three-month periods ended March 31, 2026 and 2025.  There was one new loan and one existing loan that were modified during the three-month period ended March 31, 2026:

(in thousands)	Term Extension		Percentage of Total Loan Type	Weighted Average Term and Principal Payment Extension
Three months ended March 31, 2026
Residential mortgage - term		$759	0.17%	1 month
Owner-occupied commercial real estate		857	0.33%	12 months
		$1,616

(in thousands)	Term Extension		Percentage of Total Loan Type	Weighted Average Term and Principal Payment Extension
Three months ended March 31, 2025
Commercial and industrial		$24	0.01%	60 months
		$24

The Corporation monitors loan payments on performing and non-performing loans on an ongoing basis to determine if a loan is considered to have a payment default.  The borrowers for whom loan modifications were made in the three-month period ended March 31, 2026 have made all contractual payments.

If a modified loan with an outstanding balance of $100,000 or greater subsequently defaults and goes on non-accrual status, then the Corporation individually evaluates the loan when performing its estimate of current expected credit losses to calculate the ACL.  Upon determination that a modified loan (or a portion of a modified loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is charged off.  Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the ACL is adjusted by the same amount.

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

The fair value of an asset or liability is the price to sell an asset or to transfer a liability in an orderly transaction between willing market participants as of the measurement date.  In estimating fair value, the Corporation utilizes valuation techniques that are consistent with the market approach, the income approach and/or the cost approach.  Such valuation techniques are consistently applied.  Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability.    ASC Topic 820, “Fair Value Measurements and Disclosures,” establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The fair value hierarchy is as follows:

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

The fair value of investments available-for-sale is determined using a market approach. At March 31, 2026 and December 31, 2025, the U.S. Government agencies and treasuries, residential and commercial mortgage-backed securities, and municipal bonds segments were classified as Level 2 within the valuation hierarchy. Their fair values were determined based upon market-corroborated inputs and valuation matrices, which were obtained through third party data service providers or securities brokers through which we have historically transacted both purchases and sales of investment securities.

Equity investments not held for trading with readily determinable fair values consisted of money market mutual funds as of March 31, 2026 and December 31, 2025 are classified as Level 1 within the valuation hierarchy.  Their fair values were determined based upon daily published net asset values with which investors can freely redeem from the fund.

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

Equity investments- Equity investments included in the table below are recorded with a write-down to fair value recorded in other operating expenses.  Fair value of the equity investment was based on an independent third-party valuation report where the value was determined based on the revenue multiples of like kind information technology businesses.  These assets are included as Level 3 fair values based upon the lowest level of input that is significant to the fair value measurements.

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

For assets measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2026 and December 31, 2025 were as follows:

		Fair Value Measurements at March 31, 2026 Using
		Quoted
		Prices in	Significant
	Assets	Active Markets	Other	Significant
	Measured at	for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
(in thousands)	3/31/2026	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$1,360		$1,360
Residential mortgage-backed agencies	22,248		22,248
Commercial mortgage-backed agencies	33,259		33,259
Collateralized mortgage obligations	26,526		26,526
Obligations of states and political subdivisions	8,466		8,466
Corporate bonds	916		916
Collateralized debt obligations	16,229			$16,229
Equity investments not held for trading with readily determinable fair values	1,035	$1,035

		Fair Value Measurements at December 31, 2025 Using
		Quoted
		Prices in	Significant
	Assets/(liabilities)	Active Markets	Other	Significant
	Measured at	for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
(in thousands)	12/31/25	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$1,404		$1,404
Residential mortgage-backed agencies	22,855		22,855
Commercial mortgage-backed agencies	30,068		30,068
Collateralized mortgage obligations	27,390		27,390
Obligations of states and political subdivisions	8,525		8,525
Corporate bonds	907		907
Collateralized debt obligations	15,995			$15,995
Equity investments not held for trading with readily determinable fair values	1,029	$1,029
Financial derivatives	76		76
Non-recurring:
Collateral dependent loans	266			266
Other real estate owned	853			853

There were no transfers of assets between any of the fair value hierarchy for the three-month periods ended March 31, 2026 or 2025.

For Level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2026 and December 31, 2025, the significant unobservable inputs used in the fair value measurements were as follows:

(in thousands)	Fair Value at March 31, 2026	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:
Investment securities – available for sale -CDO	$16,229	Discounted Cash Flow	Discount Margin	Range of upper 200s to mid 400s

(in thousands)	Fair Value at December 31, 2025	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:
Investment securities – available for sale -CDO	$15,995	Discounted Cash Flow	Discount Margin	Range of upper 200s to upper 400s

Non-recurring:
Collateral dependent loans	$266	Market Comparable Properties	Marketability Discount	N/A

Other real estate owned (1)	$853	Market Comparable Properties	Marketability Discount	15.0%

(1)	Range would include discounts taken since appraisal and estimated values

The following tables show a reconciliation of the beginning and ending balances for fair valued assets measured on a recurring basis using Level 3 significant unobservable inputs for the three-month periods ended March 31, 2026 and 2025:

Fair Value Measurements
Using Significant Unobservable Inputs
(Level 3)
Investment Securities
(in thousands)	Available for Sale
Beginning balance January 1, 2026	$15,995
Total gains realized/unrealized:
Included in other comprehensive income	234
Ending balance March 31, 2026	$16,229

Fair Value Measurements
Using Significant Unobservable Inputs
(Level 3)
Investment Securities
(in thousands)	Available for Sale
Beginning balance January 1, 2025	$14,718
Total gains realized/unrealized:
Included in other comprehensive income	(21)
Ending balance March 31, 2025	$14,697

There were no gains or losses included in earnings attributable to the change in realized/unrealized gains or losses related to the assets for the three-month periods ended March 31, 2026 or 2025.

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

The following tables present fair value information about financial instruments, whether or not recognized in the Consolidated Statement of Financial Condition, for which it is practicable to estimate that value. The actual carrying amounts and estimated fair values of the Corporation’s financial instruments that are included in the Consolidated Statement of Financial Condition are as follows:

	March 31, 2026		Fair Value Measurements
			Quoted
			Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$89,220	$89,220	$89,220
Interest bearing deposits in banks	627	627	627
Investment securities - AFS	109,004	109,004		$92,775	$16,229
Investment securities - HTM	172,672	148,942		147,318	1,624
Equity securities not held for trading with readily determinable fair values	1,035	1,035	1,035
Restricted bank stock	1,621	N/A
Loans, net	1,505,003	1,473,348			1,473,348
Accrued interest receivable	7,289	7,289		1,579	5,710
Financial Liabilities:
Deposits - non-maturity	1,575,505	1,575,505		1,575,505
Deposits - time deposits	175,198	173,741		173,741
Short-term borrowed funds	19,588	19,588		19,588
Long-term borrowed funds	30,929	30,647		30,647
Accrued interest payable	531	531		531

	December 31, 2025		Fair Value Measurements
			Quoted
			Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$129,830	$129,830	$129,830
Interest bearing deposits in banks	1,782	1,782	1,782
Investment securities - AFS	107,144	107,144		$91,149	$15,995
Investment securities - HTM	171,361	148,889		147,144	1,745
Equity investments not held for trading with readily determinable fair values	1,029	1,029	1,029
Restricted bank stock	4,630	N/A
Loans, net	1,501,758	1,469,463			1,469,463
Financial derivative	76	76		76
Accrued interest receivable	7,904	7,904		895	7,009
Financial Liabilities:
Deposits - non-maturity	1,534,191	1,534,191		1,534,191
Deposits - time deposits	200,958	199,967		199,967
Short-term borrowed funds	17,661	17,661		17,661
Long-term borrowed funds	95,929	95,775		95,775
Accrued interest payable	953	953		953

Note 7 – Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive loss for the three-month periods ended March 31, 2026 and 2025:

	Investment
	securities-
	with credit	Investment
	related	securities-	Investment
	impairment	all other	securities-	Cash Flow	Pension
(in thousands)	AFS	AFS	HTM	Hedge	Plan	SERP	Total
Accumulated OCL, net:
Balance - January 1, 2026	$(2,377)	$(10,383)	$(4,212)	$73	$(8,246)	$(121)	$(25,266)
Other comprehensive income/(loss) before reclassifications	162	(527)	—	(60)	(877)	—	(1,302)
Amounts reclassified from accumulated other comprehensive income	(36)	—	116	—	71	—	151
Balance - March 31, 2026	$(2,251)	$(10,910)	$(4,096)	$13	$(9,052)	$(121)	$(26,417)

	Investment
	securities-
	with credit	Investment
	related	securities-	Investment
	impairment	all other	securities-	Cash Flow	Pension
(in thousands)	AFS	AFS	HTM	Hedge	Plan	SERP	Total
Balance - January 1, 2025	$(2,592)	$(13,792)	$(4,696)	$372	$(9,723)	$183	$(30,248)
Other comprehensive income/(loss) before reclassifications	6	1,357	—	(85)	(1,562)	—	(284)
Amounts reclassified from accumulated other comprehensive income	(37)	—	113	—	97	—	173
Balance - March 31, 2025	$(2,623)	$(12,435)	$(4,583)	$287	$(11,188)	$183	$(30,359)

The following tables present the components of other comprehensive loss for the three-month periods ended March 31, 2026 and 2025:

	Before	Tax
Components of Other Comprehensive Loss	Tax	(Expense)
(in thousands)	Amount	Benefit	Net
For the three months ended March 31, 2026
Available for sale (AFS) securities with credit related impairment:
Unrealized holding gains	$220	$(58)	$162
Less: accretable yield recognized in income	51	(15)	36
Net unrealized gains on investments with credit related impairment	169	(43)	126
Available for sale securities – all other:
Unrealized holding losses	(717)	190	(527)
Less: gains recognized in income	—	—	—
Net unrealized losses on all other AFS securities	(717)	190	(527)
Held to maturity securities:
Unrealized holding gains on securities transferred to held to maturity	—	—	—
Less: amortization recognized in income	(158)	42	(116)
Net unrealized gains on HTM securities	158	(42)	116
Cash flow hedges:
Unrealized holding losses	(76)	16	(60)
Pension Plan:
Unrealized net actuarial losses	(1,193)	316	(877)
Less: amortization of unrecognized losses	(97)	26	(71)
Net pension plan asset adjustment	(1,096)	290	(806)
Other comprehensive loss	$(1,562)	$411	$(1,151)

	Before	Tax
Components of Other Comprehensive Loss	Tax	(Expense)
(in thousands)	Amount	Benefit	Net
For the three months ended March 31, 2025
Available for sale (AFS) securities with credit related impairment:
Unrealized holding gains	$8	$(2)	$6
Less: accretable yield recognized in income	50	(13)	37
Net unrealized losses on investments with credit related impairment	(42)	11	(31)
Available for sale securities – all other:
Unrealized holding gains	1,849	(492)	1,357
Held to maturity securities:
Unrealized holding gains on securities transferred to held to maturity	—	—	—
Less: amortization recognized in income	(154)	41	(113)
Net unrealized gains on HTM securities	154	(41)	113
Cash flow hedges:
Unrealized holding losses	(108)	23	(85)
Pension Plan:
Unrealized net actuarial losses	(2,128)	566	(1,562)
Less: amortization of unrecognized losses	(132)	35	(97)
Net pension plan asset adjustment	(1,996)	531	(1,465)
Other comprehensive loss	$(143)	$32	$(111)

The following table presents the details of amounts reclassified from accumulated other comprehensive loss for the three-month periods ended March 31, 2026 and 2025:

Amounts Reclassified from	Three months ended
Accumulated Other Comprehensive Loss	March 31,		Affected Line Item in the Statement

(in thousands)	2026	2025	Where Net Income is Presented
Net unrealized gains on available for sale investment securities with credit related impairment:
Accretable yield	$51	$50	Interest income on taxable investment securities
Taxes	(15)	(13)	Credit for income tax expense
	$36	$37	Net of tax
Net unrealized gains on held to maturity securities:
Amortization	$(158)	$(154)	Interest income on taxable investment securities
Taxes	42	41	Provision for income tax expense
	$(116)	$(113)	Net of tax
Net pension plan asset adjustment:
Amortization of unrecognized losses	$(97)	$(132)	Other Expense
Taxes	26	35	Provision for income tax expense
	$(71)	$(97)	Net of tax
Total reclassifications for the period	$(151)	$(173)	Net of tax

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

Pursuant to First United Corporation’s director compensation policy, each director receives an annual retainer of 1,000 shares of First United Corporation common stock, plus $15,000 to be paid, at the director’s election, in cash or additional shares of common stock.   In May 2025, a total of 11,692 fully vested shares of common stock were issued to directors, which had a grant date fair value of $31.52 per share.  Director stock compensation expense was $92,133 and $78,573 for the three-month periods ended March 31, 2026 and 2025, respectively.

Employee stock compensation expense was $31,908 and $15,567 for the three-month periods ended March 31, 2026 and 2025, respectively.

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

In March 2022, the Corporation granted performance-vesting RSUs relating to 8,096 shares (target) and time-vesting RSUs relating to 6,238 shares, which had a grant date fair market value of $21.88 per share of common stock underlying each RSU.  The performance period for the performance-vesting RSUs was the three-year period ended December 31, 2024.  The time-vesting RSUs vested ratably over a three-year period that began on March 9, 2022.  On March 9, 2023, 2,079 shares underlying the time-vesting RSUs were issued to participants. On March 9, 2024, 2,079 additional shares underlying the time-vesting RSUs were issued to participants.  On March 9, 2025, the remaining 2,080 shares underlying the RSUs were issued to participants.  In the third quarter of 2024, it was projected that the performance-vesting RSUs would not be satisfied, and the stock compensation expense was adjusted accordingly.  Stock compensation expense was $11,379 for the three-month period ended March 31, 2025.  All compensation expense related to these RSUs was recognized as of March 31, 2025.

In March 2023, the Corporation granted performance-vesting RSUs relating to 10,214 shares (target) and time-vesting RSUs relating to 7,920 shares, which had a grant date fair market value of $18.25 per share of common stock underlying each RSU.  The performance period for the performance-vesting RSUs was the three-year period that ended December 31, 2025.  The time-vesting RSUs vested ratably over a three-year period that began on March 15, 2023.  On March 15, 2024, 2,639 shares underlying the time-vesting RSUs were issued to participants.  On March 15, 2025, 2,639 shares underlying the time-vesting RSUs were issued to participants.  On March 15, 2026, the remaining 2,642 shares underlying the time-vesting RSUs were issued to participants.  On December 31, 2025, the performance-vesting RSUs failed to vest and the stock compensation expense was adjusted accordingly.  Stock compensation expense was $12,048 and $27,585 for the three-month periods ended March 31, 2026 and 2025, respectively.  All compensation expense related to these RSUs was recognized as of March 31, 2026.

In May 2024, the Corporation granted performance-vesting RSUs relating to 8,593 shares (target) and time-vesting RSUs relating to 6,662 shares, which had a grant date fair market value of $22.26 per share of common stock underlying each RSU.  The performance period for the performance-vesting RSUs is the three-year period ending December 31, 2026.  The time-vesting RSUs will vest ratably over a three-year period that began on May 20, 2024.  On May 20, 2025, 2,219 shares of the 6,662 time-vesting RSUs were issued to participants.  Stock compensation expense was $28,314 for each of the three-month periods ended March 31, 2026 and 2025.  Unrecognized compensation expense related to these RSUs that have not vested was $132,132 as of March 31, 2026.

In February 2025, the Corporation granted performance-vesting RSUs relating to 6,006 shares (target) and time-vesting RSUs relating to 4,797 shares, which had a grant date fair market value of $37.59 per share of common stock underlying each RSU.  The performance period for the performance-vesting RSUs is the three-year period ending December 31, 2027.  The time-vesting RSUs will vest ratably over a three-year period that began on February 25, 2025.  On February 25, 2026, 1,599 shares underlying the time-vesting RSUs were issued to participants.  Stock compensation expense was $33,860 and $11,287 for the three-month periods ended March 31, 2026 and March 31, 2025, respectively.  Unrecognized compensation expense related to these RSUs that have not vested was $259,595 as of March 31, 2026.

In March 2026, the Corporation granted performance-vesting RSUs relating to 6,049 shares (target) and time-vesting RSUs relating to 4,797 shares, which had a grant date fair market value of $35.94 per share of common stock underlying each RSU.  The performance period for the performance-vesting RSUs is the three-year period ending December 31, 2028.  The time-vesting RSUs

will vest ratably over a three-year period beginning on March 6, 2026.   Unrecognized compensation expense related to these RSUs that have not vested was $389,974 as of March 31, 2026.

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

In March 2016, the Corporation entered into four interest rate swap contracts totaling $30.0 million notional amount, hedging future cash flows associated with floating rate trust preferred debt. The fair value of the interest rate swap contracts was $0.0 and $0.1 million at March 31, 2026 and December 31, 2025, respectively.  As of March 31, 2026, all of the swap contracts had matured.

The table below discloses the impact of derivative financial instruments on the Corporation’s Consolidated Financial Statements for the three-month periods ended March 31, 2026 and 2025.

Derivative in Cash Flow Hedging Relationships
Amount of gain or
(loss) recognized in
	Amount of loss	Amount of gain or	income or derivative
	recognized in	(loss) reclassified from	(ineffective portion
	OCI on derivative	accumulated OCI into	and amount excluded
	(effective portion),	income (effective	from effectiveness
(in thousands)	net of tax	portion) (a)	testing) (b)
Interest rate contracts:
Three months ended:
March 31, 2026	$(60)	$—	$—
March 31, 2025	$(85)	—	—

Notes:

(a)	Reported as interest expense
(b)	Reported as other income

Note 10 – Regulatory Capital Requirements

The following table presents the Bank’s capital ratios as of March 31, 2026 and December 31, 2025.

	March 31, 2026	December 31, 2025	Required for Capital Adequacy Purposes	Required to be Well Capitalized
Total Capital (to risk-weighted assets)	15.37%	15.19%	8.00%	10.00%
Tier 1 Capital (to risk-weighted assets)	14.12%	13.94%	6.00%	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)	14.12%	13.94%	4.50%	6.50%
Tier 1 Capital (to average assets)	11.13%	11.01%	4.00%	5.00%

As of March 31, 2026 and December 31, 2025, the Bank was considered “well capitalized” under the regulatory framework for prompt corrective action.

Note 11 – Deposits

The following table summarizes deposits at March 31, 2026 and December 31, 2025.

(in thousands)	March 31, 2026		December 31, 2025
	Balance	Percent	Balance	Percent
Non-Interest-bearing deposits:	$451,303	26%	$453,036	26%
Interest-bearing deposits:
Demand	391,453	22%	392,823	23%
Money market-retail	571,648	33%	529,870	30%
Money market- brokered	2	0%	1	0%
Savings deposits	161,099	9%	158,461	9%
Time deposits- retail	150,198	9%	150,958	9%
Time deposits- brokered	25,000	1%	50,000	3%
Total Deposits	$1,750,703	100%	$1,735,149	100%

Note 12 – Borrowed Funds

The following is a summary of borrowings at March 31, 2026 and December 31, 2025:

(in thousands)	March 31, 2026	December 31, 2025
Short-term borrowings:
Securities sold under agreements to repurchase:
Outstanding at end of period	$19,588	$17,661
Weighted average interest rate at end of period	0.24%	0.22%
Maximum amount outstanding as of any month end	$25,874	$26,756
Average amount outstanding	$20,436	$19,565
Approximate weighted average rate during the period	0.24%	0.22%
Long-term borrowings:
FHLB advances, bearing fixed interest rate of 3.84% at December 31, 2025	$-	$65,000
Junior subordinated debt, bearing variable interest rate of 6.69% at March 31, 2026 and 6.72% at December 31, 2025	30,929	30,929
Total borrowings outstanding	$50,517	$113,590

Repurchase agreements were secured by investment securities with a market value of $28.1 million and $24.8 million at March 31, 2026 and December 31, 2025, respectively.  A minimum of 102% of fair value is pledged against account balances.

The following table presents contractual maturities of long-term borrowings outstanding at March 31, 2026 and December 31, 2025:

	March 31, 2026			December 31, 2025
(in thousands)	Fixed Rate	Floating Rate	Total	Fixed Rate	Floating Rate	Total
Due in 2026	$—	$—	$—	$65,000	$—	$65,000
Due in 2027	—	—	—	—	—	—
Thereafter	—	30,929	30,929	—	30,929	30,929
Total long-term debt	$—	$30,929	$30,929	$65,000	$30,929	$95,929

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

Wealth Management:  The Wealth Management segment is conducted through the Bank and offers corporate trustee services, trust and estate administration, IRA administration and custody services.  Revenues for this segment are generated from administration, service and custody fees, brokerage commissions, and management fees that are derived from Assets Under Management.  Expenses include personnel, occupancy, data processing, marketing, equipment, and other expenses.

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

Financial results by operating segment, including significant expense categories provided to the CODM are detailed below.  Certain prior period amounts have been reclassified to conform to the current presentation.  The Wealth Management segment excludes off-balance-sheet assets under management with a total fair value of $1.8 billion at March 31, 2026 and December 31, 2025.

Information for the operating segments for the three-month periods ended March 31, 2026 and 2025 is presented in the following tables:

	Three months ended
	March 31, 2026

	Community	Wealth
(in thousands)	Banking	Management	Total
Interest income	$25,711	$—	$25,711
Interest expense	7,637	—	7,637
Net interest income	18,074	—	18,074
Credit loss expense	879	—	879
Net interest income after credit loss expense	17,195	—	17,195
Other operating income:
Net gains on sales of residential mortgages	86	—	86
Service charges on deposit accounts	547	—	547
Other service charges	189	—	189
Trust department income	—	2,554	2,554
Debit card income	931	—	931
Brokerage commissions	—	382	382
Other segment income (1)	651	—	651
Total other operating income	2,404	2,936	5,340
Other operating expenses:
Salaries and employee benefits	6,961	1,240	8,201
Equipment and occupancy	1,220	26	1,246
Data processing	1,557	107	1,664
FDIC premiums	279	—	279
Other segment expenses (2)	2,207	96	2,303
Total operating expenses	12,224	1,469	13,693
Income before income taxes and intercompany fees	7,375	1,467	8,842
Intercompany management fee income/(expense)	3	(3)	—
Income before income taxes	7,378	1,464	8,842
Income tax expense	1,871	308	2,179
Net income	$5,507	$1,156	$6,663
Significant noncash items
Credit loss expense	$879	$—	$879
Depreciation	596	3	599
Amortization of intangible assets	31	52	83

Intangible assets	$11,204	$157	$11,361

Total assets	$2,038,826	$184	$2,039,010

(1) Other segment income includes bank owned life insurance income, gains on disposals of fixed assets, and miscellaneous income.

(2) Other segment expenses include professional services, contract labor, telephone, investor relations, contributions, net OREO expense/(income), marketing expense and miscellaneous expenses.

	Three months ended
	March 31, 2025

	Community	Wealth
(in thousands)	Banking	Management	Total
Interest income	$24,062	$—	$24,062
Interest expense	8,046	—	8,046
Net interest income	16,016	—	16,016
Credit loss expense	656	—	656
Net interest income after credit loss expense	15,360	—	15,360
Other operating income:
Net gains on sales of residential mortgages	92	—	92
Service charges on deposit accounts	547	—	547
Other service charges	206	—	206
Trust department income	—	2,323	2,323
Debit card income	921	—	921
Brokerage commissions	—	421	421
Other segment income (1)	404	—	404
Total other operating income	2,170	2,744	4,914
Other operating expenses:
Salaries and employee benefits	6,247	1,084	7,331
Equipment and occupancy	1,242	25	1,267
Data processing	1,408	95	1,503
FDIC premiums	245	—	245
Other segment expenses (2)	2,103	127	2,230
Total operating expenses	11,245	1,331	12,576
Income before income taxes and intercompany fees	6,285	1,413	7,698
Intercompany management fee income/(expense)	3	(3)	—
Income before income taxes	6,288	1,410	7,698
Income tax expense	1,595	297	1,892
Net income	$4,693	$1,113	$5,806
Significant noncash items
Credit loss expense	$656	$—	$656
Depreciation	652	4	656
Amortization of intangible assets	30	52	82

Intangible assets	$11,324	$367	$11,691

Total assets	$1,979,296	$457	$1,979,753

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and analysis is intended as a review of material changes in and significant factors affecting the financial condition and results of operations of First United Corporation and its consolidated subsidiaries for the periods indicated. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and the notes thereto contained in Item 1 of Part I of this report, as well as the audited consolidated financial statements and related notes included in First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

At March 31, 2026, the Corporation’s total assets were $2.0 billion, net loans were $1.5 billion, and deposits were $1.8 billion. Shareholders’ equity at March 31, 2026 was $205.3 million.

We maintain an Internet site at www.mybank.com on which we make available, free of charge, First United Corporation’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC.

RESULTS OF OPERATIONS

Overview

Consolidated net income was $6.7 million for the first quarter of 2026, or $1.03 per diluted share, compared to $5.8 million, or $0.89 per diluted share, for the first quarter of 2025.  Non-GAAP net income was $6.6 million, or $1.02 per diluted share, for the first quarter of 2026 compared to $5.8 million, or $0.89 per diluted share, for the first quarter of 2025 and $7.2 million, or $1.10 per diluted share, for the fourth quarter of 2025.  Return on Average Assets and Return on Average Equity for the quarter ended March 31, 2026, were 1.29% and 13.06%, respectively.

The $0.9 million increase in quarterly net income when compared to the first quarter of 2025 was primarily driven by a $2.1 million increase in net interest income, an increase of $0.4 million in non-interest income, inclusive of gains, partially offset by a $0.2 million increase in provision for credit losses as a result of increased off-balance sheet loan commitments, an increase in non-interest expense of $1.1 million, and an increase in income tax expense of $0.3 million.  Comparing the first quarter of 2026 to the same period of 2025, interest and fees on loans increased by $0.7 million resulting from new loans booked at higher rates late in 2025 and the repricing of adjustable-rate loans.  Interest expense decreased by $0.4 million when comparing year-over-year quarterly expense, resulting from the repayment of a $25.0 million brokered certificate of deposit in January 2026 and $65.0 million in Federal Home Loan Bank (“FHLB”) borrowings in March 2026.  Other operating income increased by $0.4 million, driven by an increase in trust and brokerage income of $0.2 million resulting from increased production and a $0.2 million increase in bank owned life insurance (“BOLI”) related to a one-time death benefit received in the first quarter of 2026.  Other operating expenses increased by $1.1 million, driven by a $0.9 million increase in salaries and benefits as a result of filling open positions throughout 2025, normal merit increases in April 2025 and increased incentive payouts, partially offset by reduced life and health insurance expense due to reduced claims and an increase in the reduction of costs associated with loan originations related to increased loan production.  Professional services expenses increased by $0.1 million and data processing expenses increased by $0.2 million.  These increases were partially offset by reductions in other expenses such as miscellaneous loan fees and net periodic pension expenses.

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

The table below summarizes net interest income for the three-month periods ended March 31, 2026 and 2025.

	Non-GAAP		GAAP
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(in thousands)	2026	2025	2026	2025
Interest income	$25,767	$24,111	$25,711	$24,062
Interest expense	7,637	8,046	7,637	8,046
Net interest income	$18,130	$16,065	$18,074	$16,016
Net interest margin %	3.83%	3.56%	3.82%	3.55%

The following table sets forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the three-month periods ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026			2025
	Average		Average	Average		Average
(in thousands)	Balance (2)	Interest (1)	Yield/Rate	Balance (2)	Interest (1)	Yield/Rate
Assets
Loans	$1,483,206	$22,513	6.16%	$1,483,151	$21,768	5.95%
Investment Securities:
Taxable	290,835	1,885	2.63%	284,303	1,763	2.51%
Non-taxable	7,498	105	5.68%	6,524	81	5.04%
Total	298,333	1,990	2.71%	290,827	1,844	2.57%
Federal funds sold	128,969	1,169	3.68%	41,750	384	3.73%
Interest-bearing deposits with other banks	4,234	23	2.20%	8,488	15	0.72%
Other interest-earning assets	4,219	72	6.92%	5,774	100	7.02%
Total earning assets	1,918,961	25,767	5.45%	1,829,990	24,111	5.34%
Allowance for loan losses	(21,654)			(18,413)
Non-earning assets	201,510			165,125
Total Assets	$2,098,817			$1,976,702
Liabilities and Shareholders’ Equity
Deposits
Interest-bearing demand deposits	$396,375	$1,668	1.71%	$373,903	$1,652	1.79%
Interest-bearing money markets - retail	548,853	3,675	2.72%	464,151	3,547	3.10%
Interest-bearing money markets - brokered	168	1	2.41%	134	1	3.03%
Savings deposits	159,673	38	0.10%	171,517	43	0.10%
Time deposits - retail	150,022	924	2.50%	144,519	1,055	2.96%
Time deposits - brokered	31,111	325	4.24%	36,041	385	4.33%
Total deposits	1,286,202	6,631	2.09%	1,190,265	6,683	2.28%
Short-term borrowings	18,588	11	0.24%	23,053	20	0.35%
Long-term borrowings	87,262	995	4.62%	120,929	1,343	4.50%
Total interest-bearing liabilities	1,392,052	7,637	2.22%	1,334,247	8,046	2.45%
Non-interest-bearing deposits	466,475			427,518
Other liabilities	33,383			31,474
Shareholders’ Equity	206,907			183,463
Total Liabilities and Shareholders’ Equity	$2,098,817			$1,976,702
Net interest income and spread		$18,130	3.23%		$16,065	2.89%
Net interest margin			3.83%			3.56%

Notes:

(1)	The above table reflects the average rates earned or paid stated on an FTE basis assuming a 21% tax rate for 2026 and 2025. Non-GAAP interest income on an FTE basis for the three-month periods ended March 31, 2026 and 2025 was $56 and $49, respectively.
(2)	Average balances are presented on a daily average basis.

(3)	The average balances of non-accrual loans for the three-months ended March 31, 2026 and 2025, which were reported in the average loan balances for these periods, were $4,029 and $4,265, respectively.
(4)	Net interest margin is calculated as net interest income divided by average earning assets.
(5)	The average yields on investments are based on amortized cost.

Net interest income, on a non-GAAP, FTE basis, increased by $2.1 million for the first quarter of 2026 when compared to the first quarter of 2025.  This increase was driven by an increase of $1.7 million in interest income.  Interest income on loans increased by $0.7 million due to the increase of 21 basis points in overall yield on the loan portfolio as new loans were booked at higher rates during 2025 as well as the upward repricing of adjustable-rate loans.  Investment income increased slightly by $0.1 million as management continues to reinvest cashflows back into the portfolio resulting in an increase in yield of 14 basis points. Interest income on federal funds sold increased by $0.8 million due to an increase of $87.2 million in average cash balances held at the Federal Reserve Bank as a result of strong deposit growth in 2025.  Interest expense, in the first quarter of 2026 decreased by $0.4 million when compared to the first quarter of 2025.  Interest on deposits remained stable despite a $95.9 million increase in average deposit balances, primarily in interest bearing demand and money market deposits. Long-term borrowing expense decreased by $0.3 million for the first quarter of 2026 when compared to the same period of 2025 due to the repayment of $65.0 million of FHLB advances at their maturity in March of 2026.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense for our average interest-earning assets and average interest-bearing liabilities for the three-month periods ended March 31, 2026 and 2025:

	For the three months ended March 31, 2026
	compared to the three months ended March 31, 2025
(in thousands and tax equivalent basis)	Volume	Rate	Net
Interest Income:
Loans	$3	$742	$745
Taxable Investments	164	(42)	122
Non-taxable Investments	49	(25)	24
Federal funds sold	3,253	(2,468)	785
Interest-bearing deposits	(31)	39	8
Other interest earning assets	(109)	81	(28)
Total interest income	3,329	(1,673)	1,656
Interest Expense:
Interest-bearing demand deposits	402	(386)	16
Interest-bearing money markets- retail	2,626	(2,498)	128
Interest-bearing money markets- brokered	1	(1)	0
Savings deposits	(12)	7	(5)
Time deposits - retail	163	(294)	(131)
Time deposits - brokered	(213)	153	(60)
Short-term borrowings	(16)	7	(9)
Long-term borrowings	(1,515)	1,167	(348)
Total interest expense	1,436	(1,845)	(409)
Net interest income	$1,893	$172	$2,065

Note:  The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Credit Losses

Specific allocations have been made for loans where management has determined that the collateral supporting the loans is not adequate to cover the loan balance, and the qualitative factors affecting the estimated allowance for credit losses (“ACL”) have been adjusted based on the current economic environment and the characteristics of the loan portfolio.  The provision for credit losses was $0.9 million for the quarter ended March 31, 2026 compared to $0.7 million for the quarter ended March 31, 2025.

Other Income

The composition of other operating income for the three-month periods ended March 31, 2026 and 2025 is illustrated in the following table:

	Income as % of
	Total Other Income
	Three Months Ended
	March 31,
(in thousands)	2026		2025
Service charges on deposit accounts	$547	11%	$547	12%
Other service charges	189	4%	206	4%
Trust department	2,554	49%	2,323	48%
Debit card income	931	18%	921	19%
Bank owned life insurance	539	10%	341	7%
Brokerage commissions	382	7%	421	9%
Other income	66	1%	63	1%
	$5,208	100%	$4,822	100%

Other Operating Expenses

The composition of other operating expenses for the three-month periods ended March 31, 2026 and 2025 is illustrated in the following table:

	Expense as % of
	Total Other Operating Expenses
	Three Months Ended
	March 31,
(in thousands)	2026		2025
Salaries and employee benefits	$8,201	60%	$7,331	58%
FDIC premiums	279	2%	245	2%
Equipment expense	521	4%	578	5%
Occupancy expense of premises	725	5%	689	5%
Data processing expense	1,664	12%	1,503	12%
Marketing expense	234	2%	238	2%
Professional services	570	4%	476	4%
Contract labor	166	1%	163	1%
Telephone	96	1%	98	1%
Other real estate owned expense, net	123	1%	92	1%
Investor relations	60	0%	62	1%
Contributions	65	1%	56	0%
Other	989	7%	1,045	8%
	$13,693	100%	$12,576	100%

Provision for Income Taxes

In reporting interim financial information, income tax provisions should be determined under the procedures set forth in Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 740, Income Taxes (Section 740-270-30). This guidance provides that at the end of each interim period, an entity should make its best estimate of the effective tax rate expected to be applicable for the full fiscal year. The rate so determined should be used in providing for income taxes on a current year-to-date basis. The effective tax rate should reflect anticipated investment tax credits, capital gains rates, and other available tax planning alternatives. In arriving at this effective tax rate, however, no effect should be included for the tax related to significant, unusual or extraordinary items that will be separately reported or reported net of their related tax effect in reports for the interim period or for the fiscal year.  The effective income tax rates, as a percentage of income, for the three-month periods ended March 31, 2026 and 2025 were both 24.6%.

GAAP and Non-GAAP Financial Measures

The following table sets forth certain selected financial data for the three-month periods ended March 31, 2026 and 2025 under GAAP (as reported) and non-GAAP.  A non-GAAP financial measure is a numerical measure of historical or future financial performance, financial position or cash flows that excludes or includes amounts that are required to be disclosed in the most directly comparable measure calculated and presented in accordance with GAAP in the United States.  Management believes that the presentation of non-GAAP financial measures provides investors with a greater understanding of the Corporation’s operating results in addition to the results measured in accordance with GAAP.  While management uses these non-GAAP measures in its analysis of the Corporation’s performance, this information should not be viewed as a substitute for financial results determined in accordance with GAAP or considered to be more important than financial results determined in accordance with GAAP.

	Three months ended March 31,
	2026	2025
Per Share Data
Basic net income per share - as reported	$1.03	$0.90
Basic net income per share - non-GAAP	$1.02	$0.90
Diluted net income per share - as reported	$1.03	$0.89
Diluted net income per share - non-GAAP	$1.02	$0.89

Significant Ratios:

Return on Average Assets - as reported	1.29%	1.19%
Adjustments:
Gain on disposal of fixed assets	(0.01%)	—
Adjusted Return on Average Assets (non-GAAP)	1.28%	1.19%

Return on Average Equity - as reported	13.06%	12.83%
Adjustments:
Gain on disposal of fixed assets	(0.07%)	—
Adjusted Return on Average Equity (non-GAAP)	12.99%	12.83%

	Three months ended March 31,
(in thousands, except for per share amount)	2026	2025
Net income - as reported	$6,663	$5,806
Adjustments:
Gain on disposal of fixed assets	(46)	—
Income tax effect of adjustments	11	—
Adjusted net income (non-GAAP)	$6,628	$5,806

Diluted earnings per share - as reported	$1.03	$0.89
Adjustments:
Gain on disposal of fixed assets	(0.01)	—
Adjusted diluted earnings per share (non-GAAP)	$1.02	$0.89

FINANCIAL CONDITION

Balance Sheet Overview

Total assets at March 31, 2026 were $2.0 billion, representing a $48.4 million decrease since December 31, 2025.  During the first quarter of 2026, cash and interest-bearing deposits in other banks decreased by $41.8 million.  The investment portfolio increased by $3.2 million as cashflows of the bonds were reinvested in the first quarter of 2026 in an effort to gain yield before long-

term rates decline. Gross loans increased slightly by $3.8 million.  While loan production was strong during the quarter, amortization and unusually high payoffs exceeded growth levels.  Pension assets decreased by $0.8 million due to decreased market values.

Total liabilities at March 31, 2026 were $1.8 billion, representing a $50.1 million decrease since December 31, 2025.  Total deposits increased by $15.5 million when compared to December 31, 2025.  In January 2026, a $25.0 million brokered certificate of deposit with an interest rate of 4.23% matured and was repaid.  Savings and money market accounts increased by $44.4 million due primarily to the expansion of current and new relationships throughout the first three months of 2026.  Non-interest-bearing demand deposits decreased by $1.7 million and interest-bearing demand deposits decreased by $1.4 million due primarily to seasonal fluctuations in municipal and commercial account balances and increased spending by businesses and consumers.  Retail time deposits decreased by $0.8 million since December 31, 2025.

Loan Portfolio

The following table presents the composition of our loan portfolio at the dates indicated:

(in thousands)	March 31, 2026	December 31, 2025
Commercial real estate	$609,491	$570,808
Acquisition and development	97,785	90,272
Commercial and industrial	246,192	277,034
Residential mortgage	526,314	536,912
Consumer	45,684	46,678
Total Loans	$1,525,466	$1,521,704

Outstanding loans of $1.5 billion at March 31, 2026 reflected a $3.8 million increase since December 31, 2025.  Since December 31, 2025, commercial real estate loans increased by $38.7 million as a result of new customer relationships; acquisition and development loans increased by $7.5 million; commercial and industrial loans decreased by $30.8 million as a result of payoffs related to approximately $15.0 million due to competitive pricing, approximately $5.3 million related to sales of businesses, and approximately $8.0 million as a result of a refinance to another institution; residential mortgage loans decreased by $10.6 million as a result of normal amortization; and consumer loans decreased by $1.0 million.

New commercial loan production for the three months ended March 31, 2026 was approximately $98.0 million.  The pipeline of commercial loans as of March 31, 2026 was robust, and unfunded committed commercial construction loans totaled approximately $43.0 million.  Commercial amortization and payoffs were approximately $43.0 million through March 31, 2026, due primarily to pay-offs of short-term commercial loans as well as normal amortizations of the commercial loan portfolio.

New consumer mortgage loan production for the first quarter of 2026 was approximately $16.0 million, with most of this production comprised of in-house mortgages.  The pipeline of in-house, portfolio loans as of March 31, 2026 was $17.5 million. Unfunded commitments related to residential construction loans totaled $14.4 million at March 31, 2026.

As a percentage of the loan portfolio, accruing loans past due 30 days or more increased slightly to 0.35% at March 31, 2026 compared to 0.32% at December 31, 2025.  Non-accrual loans totaled $4.7 million at March 31, 2026 compared to $4.2 million at December 31, 2025.  The increase in non-accrual balances at March 31, 2026 was related to one commercial loan moving to non-accrual status in the first quarter.

The following table presents loans in our commercial real estate portfolio by industry type at March 31, 2026.

(in thousands)	Non-owner-occupied	Owner-occupied	Multi-family	Total
Accommodations and food services	$76,589	$5,040	$—	$81,629
Administration and support, waste management, and remediation services	—	1,405	—	1,405
Agriculture, forestry, fishing and hunting	—	23,159	—	23,159
Arts, entertainment and recreation	—	3,755	—	3,755
Construction	1,956	5,951	—	7,907
Educational services	—	763	—	763
Finance and insurance	8,426	103	—	8,529
Health care and social assistance	11,515	21,460	—	32,975
Manufacturing	—	13,413	—	13,413
Mining, quarrying, oil and gas extraction	—	376	—	376
Other services (except public services)	—	20,167	293	20,460
Professional, scientific and technical services	—	1,464	—	1,464
Public administration	1,319	572	—	1,891
Commercial rental properties	192,910	77,762	—	270,672
Residential rental properties	180	109	28,217	28,506
Student rental properties	—	—	2,241	2,241
Mixed use rental properties	2,311	1,000	19,091	22,402
Storage units	47,258	—	—	47,258
Real estate rental and leasing- other	10,503	4,831	—	15,334
Retail trade	66	4,249	—	4,315
Transportation and warehousing	—	423	—	423
Wholesale trade	—	20,614	—	20,614
Total	$353,033	$206,616	$49,842	$609,491

Our loan portfolio does not consist of any loans secured by office buildings located in major metropolitan areas or that are over four stories or any retail properties rented to major big box retail tenants.  There have been no significant changes in our commercial real estate concentrations since December 31, 2025.

Risk Elements of Loan Portfolio

The following table presents the risk elements of our loan portfolio at the dates indicated. Management is not aware of any potential problem loans other than those listed in this table or discussed below.

(in thousands)	March 31, 2026	% of Applicable Portfolio	December 31, 2025	% of Applicable Portfolio
Non-accrual loans:
Commercial real estate	$1,461	0.24%	$695	0.12%
Commercial and industrial	1,026	0.42%	1,068	0.39%
Residential mortgage	2,200	0.42%	2,394	0.45%
Consumer	8	0.02%	35	0.07%
Total non-accrual loans	$4,695	0.31%	$4,192	0.28%
Accruing Loans Past Due 90 days or more:
Residential mortgage	$43		$432
Consumer	23		45
Total loans past due 90 days or more	$66		$477
Total non-accrual and accruing loans past due 90 days or more	$4,761		$4,669

Repossessed assets	2,692		2,802
Other real estate owned	1,083		1,083
Total non-performing assets	$8,536		$8,554

Non-accrual loans to total loans (as %)	0.31%		0.28%
Non-performing loans to total loans (as %)	0.31%		0.31%
Non-performing assets to total assets (as %)	0.42%		0.41%
Allowance for credit losses to non-accrual loans (as %)	424.94%		464.46%
Allowance for credit losses to non-performing assets (as %)	233.73%		227.61%

Modified Loans:
Performing	$1,955		$246
Total modified loans	$1,955		$246
Individually evaluated loans without a valuation allowance	$3,811		$3,522
Individually evaluated loans with a valuation allowance	4,739		16,164
Total individually evaluated loans	$8,550		$19,686

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

The ACL “base case” model is derived from various economic forecasts provided by widely recognized sources.  Management evaluates the variability of market conditions by examining the peak and trough of economic cycles.  These peaks and troughs are used to stress the base case model to develop a range of potential outcomes.  Management then determines the appropriate reserve through an evaluation of these various outcomes relative to current economic conditions and known risks in the portfolio.  For the three-month period ended March 31, 2026, the range of outcomes would produce a 26% reduction or a 44% increase in reserves based on the best-case and worst-case scenarios, respectively.

The following table presents a summary of the activity in the ACL for the three-month periods ended March 31, 2026 and 2025:

(in thousands)	2026	2025
Balance, January 1	$19,470	$18,170
Charge-offs:
Acquisition and development	—	(3)
Commercial and industrial	(71)	(355)
Residential mortgage	(4)	—
Consumer	(198)	(184)
Total charge-offs	(273)	(542)
Recoveries:
Acquisition and development	7	64
Commercial and industrial	2	2
Residential mortgage	10	16
Consumer	56	100
Total recoveries	75	182
Net credit losses	(198)	(360)
Credit loss expense	679	657
Balance at end of period	$19,951	$18,467

Allowance for credit losses to gross loans outstanding (as %)	1.31%	1.25%

The following table presents a summary of charge-offs and recoveries as a percent to their applicable portfolio for the three-month periods ended March 31, 2026 and 2025:

Net (Charge-offs)/Recoveries as a % of Average Applicable Portfolio

	2026	2025
Commercial real estate	0.00%	0.00%
Acquisition and development	0.03%	0.26%
Commercial and industrial	(0.11)%	(0.50)%
Residential mortgage	0.00%	0.01%
Consumer	(1.23)%	(0.65)%
Total	(0.05)%	(0.10)%

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

Allocation of the Allowance for Credit Losses

(in thousands)	Amount of Allowance Allocated	Total Loans	Percent of Loans in Each Category to Total Loans	Ratio of Allowance Allocated to Loans in Each Category
March 31, 2026
Commercial real estate	$5,638	$609,491	40.0%	0.93%
Acquisition and development	1,446	97,785	6.4%	1.48%
Commercial and industrial	4,050	246,192	16.1%	1.65%
Residential mortgage	7,974	526,314	34.5%	1.52%
Consumer	843	45,684	3.0%	1.85%
Total	$19,951	$1,525,466	100.0%	1.31%
December 31, 2025
Commercial real estate	$4,644	$570,808	37.5%	0.81%
Acquisition and development	1,278	90,272	5.9%	1.42%
Commercial and industrial	4,473	277,034	18.2%	1.61%
Residential mortgage	8,272	536,912	35.3%	1.54%
Consumer	803	46,678	3.1%	1.72%
Total	$19,470	$1,521,704	100.0%	1.28%

Investment Securities

At March 31, 2026, the total amortized cost basis of the available-for-sale investment portfolio was $126.3 million compared to a fair value of $109.0 million. Unrealized gains and losses on available-for-sale securities are reflected in accumulated other comprehensive loss, net of tax, a component of shareholders’ equity. The amortized cost basis of the held to maturity portfolio was $172.8 million compared to a fair value of $148.9 million.

The following table presents the composition of our securities portfolio at amortized cost and fair values at the dates indicated:

	March 31, 2026			December 31, 2025
	Amortized	Fair Value	FV as %	Amortized	Fair Value	FV as %
(in thousands)	Cost	(FV)	of Total	Cost	(FV)	of Total
Available for Sale Securities:
U.S. government agencies	$2,000	$1,360	1%	$2,000	$1,404	1%
Residential mortgage-backed agencies	25,366	22,248	20%	25,891	22,855	21%
Commercial mortgage-backed agencies	41,366	33,259	31%	37,805	30,068	28%
Collateralized mortgage obligations	29,117	26,526	24%	29,795	27,390	26%
Obligations of state and political subdivisions	8,559	8,466	8%	8,557	8,525	8%
Corporate bonds	1,000	916	1%	1,000	907	1%
Collateralized debt obligations	18,848	16,229	15%	18,802	15,995	15%
Total available for sale	$126,256	$109,004	100%	$123,850	$107,144	100%
Held to Maturity Securities:
U.S. government agencies	$68,669	$60,582	41%	$68,595	$60,874	41%
Residential mortgage-backed agencies	34,289	31,694	21%	32,084	29,748	20%
Commercial mortgage-backed agencies	20,898	15,711	11%	20,947	15,767	10%
Collateralized mortgage obligations	44,537	37,158	25%	45,447	38,391	26%
Obligations of state and political subdivisions	4,381	3,797	2%	4,390	4,109	3%
Total held to maturity	$172,774	$148,942	100%	$171,463	$148,889	100%

Total fair value of investment securities available for sale increased by $1.9 million since December 31, 2025.  At March 31, 2026, the securities classified as available-for-sale included a net unrealized loss of $17.3 million, which represents the difference between the fair value and amortized cost of securities in the portfolio.

Total amortized cost of securities held to maturity increased by $1.3 million since December 31, 2025 due to new security purchases.

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

Approximately $92.8 million of the available-for-sale portfolio was valued using Level 2 pricing and had net unrealized losses of $14.7 million at March 31, 2026. The remaining $16.2 million of the available-for-sale securities represents the entire collateralized debt obligation portfolio, which was valued using significant unobservable inputs (Level 3 assets). The $2.6 million in net unrealized losses associated with this portfolio relates to nine pooled trust preferred securities that comprise the collateralized debt obligation portfolio.

Deposits

The following table presents the composition of our deposits at the dates indicated:

(in thousands)	March 31, 2026		December 31, 2025
	Balance	Percent	Balance	Percent
Non-interest-bearing deposits:	$451,303	26%	$453,036	26%
Interest-bearing deposits:
Demand	391,453	22%	392,823	23%
Money market- retail	571,648	33%	529,870	30%
Money market- brokered	2	0%	1	0%
Savings deposits	161,099	9%	158,461	9%
Time deposits- retail	150,198	9%	150,958	9%
Time deposits- brokered	25,000	1%	50,000	3%
Total Deposits	$1,750,703	100%	$1,735,149	100%

Total deposits at March 31, 2026 increased by $15.5 million when compared to December 31, 2025.  Non-interest-bearing demand deposits decreased by $1.7 million and interest-bearing demand deposits decreased by $1.4 million due primarily to seasonal fluctuations in municipal and commercial account balances and increased spending by businesses and consumers.  Savings and money market accounts increased by $44.4 million due primarily to the expansion of current and new relationships throughout the first three months of 2026.  Retail time deposits decreased by $0.8 million since December 31, 2025.  In January 2026, a $25.0 million brokered certificate of deposit, with an interest rate of 4.23%, was repaid at its maturity.

The following table summarizes the percentage of deposits that are insured by deposit insurance or otherwise fully collateralized by securities compared to uninsured deposits as of March 31, 2026 and December 31, 2025.

	March 31, 2026		December 31, 2025
(in thousands)	Balance	Percent	Balance	Percent
Insured deposits	$1,342,416	77%	$1,341,185	77%
Uninsured and fully collateralized deposits	109,770	6%	101,925	6%
Uninsured and uncollateralized deposits	298,517	17%	292,039	17%
	$1,750,703	100%	$1,735,149	100%

Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our ability to meet our future capital requirements.

The following table summarizes the percentage of deposit balances from retail customers compared to business customers as of March 31, 2026 and December 31, 2025.

	March 31, 2026		December 31, 2025
(in thousands)	Balance	Percent	Balance	Percent
Retail deposits	$810,707	46%	$807,443	47%
Business deposits	939,996	54%	927,706	53%
	$1,750,703	100%	$1,735,149	100%

Borrowed Funds

The following table presents the composition of our borrowings at the dates indicated:

(in thousands)	March 31, 2026	December 31, 2025
Securities sold under agreements to repurchase	$19,588	$17,661
Total short-term borrowings	$19,588	$17,661
FHLB advances	$—	$65,000
Junior subordinated debt	30,929	30,929
Total long-term borrowings	$30,929	$95,929

Short-term borrowings increased by $1.9 million due to increased balances in the overnight investment sweep product.  Long-term borrowings decreased by $65.0 million due to the full repayment of  $65.0 million in FHLB advances at their maturities in March 2026.

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

It is our policy to manage our affairs so that liquidity needs are fully satisfied through normal Bank operations. That is, the Bank will manage its liquidity to minimize the need to make unplanned sales of assets or to borrow funds under emergency conditions. The Bank will use funding sources where the interest cost is relatively insensitive to market changes in the short run (periods of one year or less) to satisfy operating cash needs. The remaining normal funding will come from interest-sensitive liabilities, either deposits or borrowed funds. When the marginal cost of needed wholesale funding is lower than the cost of raising this funding in the retail markets, the Corporation may supplement retail funding with external funding sources such as:

●	Unsecured Fed Funds lines of credit with upstream correspondent banks (M&T Bank, Atlantic Community Bankers Bank, Community Bankers Bank, PNC Financial Services, Pacific Coast Banker’s Bank and Zions Bancorp).
●	Secured advances with the FHLB, which are collateralized by eligible one-to-four family residential mortgage loans, home equity lines of credit, commercial real estate loans. Cash and various securities may also be pledged as collateral.
●	Secured line of credit with the Federal Reserve Discount Window for use in borrowing funds up to 90 days, using eligible investment securities as collateral.
●	Brokered deposits, including CDs and money market funds, provide a method to generate deposits quickly. These deposits are strictly rate driven but often provide the most cost-effective means of funding growth.
●	One Way Buy CDARS/ICS funding – a form of brokered deposits that has become a viable supplement to brokered deposits obtained directly.

The following table presents sources of liquidity available to the Corporation as of March 31, 2026.

(in thousands)	Total Availability	Amount Used	Net Availability
Internal Sources
Excess cash	$70,247	$-	$70,247
Unpledged securities	23,091	-	23,091
External Sources
Federal Reserve (discount window)	76,832	-	76,832
Correspondent unsecured lines of credit	140,000	-	140,000
FHLB	323,632	8,921	314,711
	$633,802	$8,921	$624,881

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

At March 31, 2026, we were asset sensitive.

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

Based on the simulation analysis performed at March 31, 2026 and December 31, 2025, management estimated the following changes in net interest income, assuming the indicated rate changes:

(in thousands)	March 31, 2026	December 31, 2025
+400 basis points	$6,792	$5,866
+300 basis points	$6,321	$5,578
+200 basis points	$5,044	$4,511
+100 basis points	$2,850	$2,557
-100 basis points	$(3,534)	$(3,192)
-200 basis points	$(7,022)	$(6,365)
-300 basis points	$(10,068)	$(9,569)
-400 basis points	$(14,423)	$(13,657)

The Corporation became slightly more asset sensitive as of March 31, 2026 when compared to December 31, 2025 as a result of increased reductions of liabilities related to the repayment of the brokered CD and FHLB borrowings.  All changes in net interest income from our simulation analysis remain within our policy limits.

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

Management believes that no material changes in our market risks, our procedures used to evaluate and mitigate those risks, or our actual or simulated sensitivity positions have occurred since December 31, 2025. Our NII simulation analysis as of December 31, 2025 is included in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2025 under the heading “Market Risk and Interest Sensitivity”.

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

The following table presents the Bank’s capital ratios as of the dates indicated:

	March 31, 2026	December 31, 2025	Required for Capital Adequacy Purposes	Required to be Well Capitalized
Total Capital (to risk-weighted assets)	15.37%	15.19%	8.00%	10.00%
Tier 1 Capital (to risk-weighted assets)	14.12%	13.94%	6.00%	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)	14.12%	13.94%	4.50%	6.50%
Tier 1 Capital (to average assets)	11.13%	11.01%	4.00%	5.00%

As of both March 31, 2026 and December 31, 2025, the Bank was considered “well capitalized” under the regulatory framework for prompt corrective action.

Contractual Obligations, Commitments and Contingent Liabilities

Contractual Obligations

The Corporation enters into contractual obligations in the normal course of business. Among these obligations are FHLB advances and junior subordinated debentures, operating lease agreements for banking and subsidiaries’ offices and for data processing and telecommunications equipment.  Comparing March 31, 2026 to December 31, 2025, short-term borrowings increased by $1.9 million due to increases in the overnight investment sweep product.  Long-term borrowings decreased by $65.0 million due to the full repayment of $65.0 million in FHLB advances at their maturities in March 2026.

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

The contractual amounts of commitments to extend credit at the dates indicated were as follows:

(in thousands)	March 31, 2026	December 31, 2025
Residential mortgage - home equity	$74,919	$73,155
Residential mortgage - construction	15,342	14,515
Commercial	203,017	177,791
Consumer - personal credit lines	5,993	4,531
Standby letters of credit	16,253	16,350
Total	$315,524	$286,342

The increase of $29.2 million in commitments at March 31, 2026 when compared to December 31, 2025 was primarily due to new commercial business commitments originated during the first quarter of 2026.

For the three-month periods ended March 31, 2026 and 2025, net credit loss expense/(credit) for off-balance sheet exposures was approximately $0.2 million and ($1,000), respectively.

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

An evaluation of the effectiveness of these disclosure controls as of March 31, 2026 was carried out under the supervision and with the participation of management, including the PEO and the PFO. Based on that evaluation, management, including the PEO and the PFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the three months ended March 31, 2026, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025. Management does not believe that any material changes in our risk factors have occurred since they were last disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following tables summarizes stock repurchases for the three-months ended March 31, 2026:

Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
				1,000,000
January 2026	—	$—	—	1,000,000
February 2026	1,600	35.50	1,600	998,400
March 2026	59,000	35.83	59,000	939,400
Total	60,600	$35.82	60,600	939,400

Note:

(1) All shares were purchased in open-market transactions pursuant to First United Corporation’s stock repurchase program that was effective on January 26, 2026.  The program authorizes the repurchase of up to 1,000,000 shares of common stock of First United Corporation.  The program authorizes the repurchases to be conducted through open market or private transactions at such times, in such amounts, and, within certain limits, at such prices per transaction as the President and Chief Executive Officer of First United Corporation determines to be appropriate.  The program was publicly announced on January 27, 2026.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended March 31, 2026, based on information provided to the Corporation, no director or officer of the Corporation adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of securities of the registrant intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act or (ii) any “non-Rule 10b51 trading arrangement” (as defined in Item 408(c) of the SEC’s Registration S-K).

Item 6. Exhibits

The exhibits filed or furnished with this quarterly report are listed in the following Exhibit Index.

Exhibit	Description
10.1

Second Amended and Restated Agreement Under the First United Corporation Change in Control Severance Plan, dated as of March 11, 2026, by and between First United Corporation and Jason B. Rush (incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed on March 11, 2026)

10.2	Revised Appendix A to the First United Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed on March 12, 2026)
10.3	Revised Appendix A to the First United Corporation Short-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed on March 12, 2026)*
31.1	Certifications of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
31.2	Certifications of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
32	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)
101.INS	Inline XBRL Instance Document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	The cover page of First United Corporation’s Quarterly Report on Form 10Q for the quarter ended March 31, 2026 formatted in Inline XBRL, included within the Exhibit 101 attachments (filed herewith).

*  Portions of Exhibit 10.3, identified in brackets, are excluded because they are both not material and would likely cause competitive harm to the Corporation if publicly disclosed. Such information will be disclosed as, if and when required pursuant to Item 402 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST UNITED CORPORATION

Date: May 8, 2026	/s/ Jason B. Rush
Jason B. Rush
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2026	/s/ Tonya K. Sturm
Tonya K. Sturm, Executive Vice President,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)