Form 10-Q
period 2026-06-30
FIRST UNITED CORP/MD/
filed 2026-08-06
CIK 763907

th

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For quarterly period ended June 30, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:   6,453,836 shares of common stock, par value $0.01 per share, as of July 31, 2026.

INDEX TO QUARTERLY REPORT

FIRST UNITED CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

First United Corporation and Subsidiaries

Consolidated Statements of Financial Condition

(In thousands, except share data)

	June 30, 2026	December 31, 2025
	(unaudited)	(audited)
Assets
Cash and due from banks	$84,195	$129,830
Interest bearing deposits in banks	993	1,782
Cash and cash equivalents	85,188	131,612
Investment securities – available for sale (at fair value)	107,997	107,144
Investment securities – held to maturity, net of allowance for credit losses of $102 at June 30, 2026 and December 31, 2025 (fair value $146,368 at June 30, 2026 and $148,889 at December 31, 2025)	170,259	171,361
Equity investments not held for trading with readily determinable fair values	1,044	1,029
Restricted investment in bank stock, at cost	1,621	4,630
Loans held for sale	—	130
Loans	1,572,131	1,521,704
Unearned fees	(592)	(476)
Allowance for credit losses	(20,591)	(19,470)
Net loans	1,550,948	1,501,758
Premises and equipment, net	29,550	29,665
Goodwill and other intangibles	11,279	11,444
Bank owned life insurance	50,501	50,360
Deferred tax assets	8,072	8,730
Other real estate owned	—	1,083
Other repossessed assets	2,780	2,802
Right of use assets	862	1,015
Pension asset	24,044	20,798
Accrued interest receivable	7,602	7,904
Trust receivable	5,238	9,824
Other assets	25,107	26,164
Total Assets	$2,082,092	$2,087,453
Liabilities and Shareholders’ Equity
Liabilities:
Non-interest bearing deposits	$441,365	$453,036
Interest bearing deposits	1,294,148	1,282,113
Total deposits	1,735,513	1,735,149
Short-term borrowings	69,233	17,661
Long-term borrowings	30,929	95,929
Operating lease liability	1,009	1,180
SERP deferred compensation	9,099	9,008
Allowance for credit losses on unfunded commitments	1,463	1,218
Accrued interest payable	844	953
Other liabilities	19,950	21,031
Dividends payable	1,678	1,690
Total Liabilities	1,869,718	1,883,819
Shareholders’ Equity:
Common Stock – par value $0.01 per share; Authorized 25,000,000 shares; issued and outstanding 6,453,836 shares at June 30, 2026 and 6,499,476 at December 31, 2025	64	65
Surplus	19,514	21,551
Retained earnings	216,262	207,284
Accumulated other comprehensive loss, net of tax	(23,466)	(25,266)
Total Shareholders’ Equity	212,374	203,634
Total Liabilities and Shareholders’ Equity	$2,082,092	$2,087,453

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Six Months Ended
	June 30,
	2026	2025

	(unaudited)
Interest income
Interest and fees on loans	$46,281	$44,049
Interest on investment securities
Taxable	3,787	3,539
Exempt from federal income tax	118	102
Total investment income	3,905	3,641
Other	1,694	1,243
Total interest income	51,880	48,933
Interest expense
Interest on deposits:
Savings	81	88
Interest-bearing transaction accounts	10,697	10,304
Time deposits	2,886	3,079
Total interest on deposits	13,664	13,471
Interest on short-term borrowings	37	41
Interest on long-term borrowings	1,519	2,698
Total interest expense	15,220	16,210
Net interest income	36,660	32,723
Credit loss expense
Credit loss expense - loans	1,415	1,385
Credit loss expense - off-balance sheet credit exposures	245	131
Total credit loss expense	1,660	1,516
Net interest income after provision for credit losses	35,000	31,207
Other operating income
Net gains on sales of residential mortgage loans	125	238
Net gains on disposal of fixed assets	46	—
Net gains	171	238
Other Income
Service charges on deposit accounts	1,115	1,124
Other service charges	393	420
Trust department	5,238	4,709
Debit card income	1,977	1,904
Bank owned life insurance	916	690
Brokerage commissions	770	791
Other	118	124
Total other income	10,527	9,762
Total other operating income	10,698	10,000
Other operating expenses
Salaries and employee benefits	16,358	14,650
FDIC premiums	553	512
Equipment expense	1,046	1,143
Occupancy expense of premises	1,415	1,364
Data processing expense	3,403	3,103
Marketing expense	427	434
Professional services	3,272	1,065
Contract labor	355	329
Telephone	189	194
Other real estate owned expense, net	182	300
Investor relations	145	194
Contributions	146	134
Other	1,967	2,128
Total other operating expenses	29,458	25,550
Income before income tax expense	$16,240	$15,657
Provision for income tax expense	3,910	3,867
Net Income	$12,330	$11,790
Basic net income per share	$1.91	$1.82
Diluted net income per share	$1.90	$1.81
Weighted average number of basic shares outstanding	6,467	6,482
Weighted average number of diluted shares outstanding	6,478	6,498
Dividends declared per share	$0.52	$0.44

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended
	June 30,
	2026	2025

	(Unaudited)
Interest income
Interest and fees on loans	$23,779	$22,294
Interest on investment securities
Taxable	1,907	1,776
Exempt from federal income tax	59	57
Total investment income	1,966	1,833
Other	424	744
Total interest income	26,169	24,871
Interest expense
Interest on deposits:
Savings	43	45
Interest-bearing transaction accounts	5,353	5,104
Time deposits	1,637	1,639
Total interest on deposits	7,033	6,788
Interest on short-term borrowings	26	21
Interest on long-term borrowings	524	1,355
Total Interest Expense	7,583	8,164
Net Interest income	18,586	16,707
Credit loss expense
Credit loss expense - loans	736	728
Credit loss expense - off-balance sheet credit exposures	45	132
Total credit loss expense	781	860
Net interest income after provision for credit losses	17,805	15,847
Other operating income
Net gains on sales of residential mortgage loans	39	146
Net gains	39	146
Other Income
Service charges on deposit accounts	568	577
Other service charges	204	214
Trust department	2,684	2,386
Debit card income	1,046	983
Bank owned life insurance	377	349
Brokerage commissions	388	370
Other	52	61
Total other income	5,319	4,940
Total other operating income	5,358	5,086
Other operating expenses
Salaries and employee benefits	8,157	7,319
FDIC premiums	274	267
Equipment expense	525	565
Occupancy expense of premises	690	675
Data processing expense	1,739	1,600
Marketing expense	193	196
Professional services	2,702	589
Contract labor	189	166
Telephone	93	96
Other real estate owned expense, net	59	208
Investor relations	85	132
Contributions	81	78
Other	978	1,083
Total other operating expenses	15,765	12,974
Income before income tax expense	$7,398	$7,959
Provision for income tax expense	1,731	1,975
Net Income	$5,667	$5,984
Basic net income per share	$0.88	$0.92
Diluted net income per share	$0.88	$0.92
Weighted average number of basic shares outstanding	6,451	6,489
Weighted average number of diluted shares outstanding	6,461	6,506
Dividends declared per share	$0.26	$0.22

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

	Six Months Ended
	June 30,
	2026	2025

Comprehensive Income	(unaudited)
Net Income	$12,330	$11,790
Other comprehensive income, net of tax and reclassification adjustments:
Available for sale securities:
Unrealized holding gains on investments with credit related impairment	417	506
Reclassification adjustment for accretable yield realized in income	101	101
Other comprehensive income on investments with credit related impairment	316	405

Unrealized holding (losses)/gains on all other AFS investments	(673)	2,334
Other comprehensive (loss)/income on all other AFS investments	(673)	2,334

Held to maturity securities
Reclassification adjustment for amortization realized in income	(319)	(317)
Other comprehensive income on HTM investments	319	317

Cash flow hedges:
Unrealized holding losses on cash flow hedges	(76)	(189)
Other comprehensive loss on cash flow hedges	(76)	(189)

Pension plan liability:
Unrealized holding gains/(losses) on pension plan liability	2,378	(23)
Reclassification adjustment for amortization of unrecognized losses realized in income	(194)	(265)
Other comprehensive income on pension plan liability	2,572	242

Other comprehensive income before income tax	2,458	3,109
Income tax effect related to other comprehensive income	(658)	(838)

Other comprehensive income, net of tax	1,800	2,271
Comprehensive income	$14,130	$14,061

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

	Three Months Ended
	June 30,
	2026	2025

Comprehensive Income	(Unaudited)
Net Income	$5,667	$5,984
Other comprehensive income, net of tax and reclassification adjustments:
Available for sale securities:
Unrealized holding gains on investments with credit related impairment	197	498
Reclassification adjustment for accretable yield realized in income	50	51
Other comprehensive income on investments with credit related impairment	147	447

Unrealized holding gains on all other AFS investments	44	485
Other comprehensive income on all other AFS investments	44	485

Held to Maturity Securities
Reclassification adjustment for amortization realized in income	(161)	(163)
Other comprehensive income on HTM investments	161	163

Cash flow hedges:
Unrealized holding losses on cash flow hedges	—	(81)
Other comprehensive loss on cash flow hedges	—	(81)

Pension plan liability:
Unrealized holding gains on pension plan liability	3,571	2,105
Reclassification adjustment for amortization of unrecognized losses realized in income	(97)	(133)
Other comprehensive income on pension plan liability	3,668	2,238

Other comprehensive income before income tax	4,020	3,252
Income tax effect related to other comprehensive income	(1,069)	(870)

Other comprehensive income, net of tax	2,951	2,382
Comprehensive income	$8,618	$8,366

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except per share data, unaudited)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Total Shareholders' Equity
Balance at January 1, 2026	$65	$21,551	$207,284	$(25,266)	$203,634
Net income			6,663		6,663
Other comprehensive loss				(1,151)	(1,151)
Stock based compensation, net of forfeitures		(109)			(109)
Common stock issued - 7,841 shares		89			89
Common stock repurchased - 60,600 shares	(1)	(2,171)			(2,172)
Common stock dividend declared - $0.26 per share			(1,692)		(1,692)
Balance at March 31, 2026	$64	$19,360	$212,255	$(26,417)	$205,262
Net income			5,667		5,667
Other comprehensive income				2,951	2,951
Stock based compensation, net of forfeitures	1	433			434
Common stock issued - 17,119 shares		91			91
Common stock repurchased - 10,000 shares	(1)	(370)			(371)
Common stock dividend declared - $0.26 per share			(1,660)		(1,660)
Balance at June 30, 2026	$64	$19,514	$216,262	$(23,466)	$212,374

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Total Shareholders' Equity
Balance at January 1, 2025	$65	$20,476	$189,002	$(30,248)	$179,295
Net income			5,806		5,806
Other comprehensive loss				(111)	(111)
Stock based compensation, net of forfeitures		55			55
Common stock issued - 7,538 shares		75			75
Common stock dividend declared - $0.22 per share			(1,426)		(1,426)
Balance at March 31, 2025	$65	$20,606	$193,382	$(30,359)	$183,694
Net income			5,984		5,984
Other comprehensive income				2,382	2,382
Stock based compensation, net of forfeitures		440			440
Common stock issued - 15,977 shares		75			75
Common stock dividend declared - $0.22 per share			(1,428)		(1,428)
Balance at June 30, 2025	$65	$21,121	$197,938	$(27,977)	$191,147

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended
	June 30,
	2026	2025

	(unaudited)
Operating activities
Net income	$12,330	$11,790
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,660	1,516
Depreciation	1,215	1,311
Stock based compensation, net of forfeitures	325	495
Gains on sales of other real estate owned, net	(5)	—
Write-downs of other real estate owned, net	—	27
Originations of loans held for sale	(1,690)	(3,172)
Proceeds from sales of loans held for sale	1,945	4,106
Gains from sales of loans held for sale	(125)	(238)
Gains on disposal of fixed assets	(46)	—
Net increase in equity securities with readily determinable fair values	(15)	—
Net accretion of investment securities discounts and premiums- AFS	(167)	(94)
Net accretion of investment securities discounts and premiums- HTM	(284)	(271)
Amortization of intangible assets	165	164
Earnings on bank owned life insurance	(916)	(690)
Amortization of deferred loan fees, net	(68)	(78)
Amortization of operating lease right of use asset	153	146
Decrease/(Increase) in accrued interest receivable and other assets	4,903	(4,370)
Deferred tax expense /(benefit)	658	(32)
Amortization of operating lease liability	(171)	(153)
Decrease in accrued interest payable and other liabilities	(1,143)	(2,497)
Net cash provided by operating activities	18,724	7,960
Investing activities
Proceeds from prepayments/calls and maturities of investment securities - AFS	5,271	2,576
Proceeds from prepayments and maturities of investment securities - HTM	4,090	3,169
Purchases of investment securities - AFS	(6,317)	(8,832)
Purchases of investment securities - HTM	(2,704)	(2,352)
Purchase of equity securities with readily determinable fair values	—	(1,008)
Proceeds from sale of other repossessed assets	110	—
Proceeds from sale of other real estate owned	1,137	—
Proceeds from BOLI death benefit	775	—
Net decrease/(increase) in restricted stock	3,009	(47)
Net increase in loans	(41,913)	(22,030)
Purchase of consumer loan pool	(8,761)	—
Purchases of premises and equipment, net	(1,054)	(874)
Net cash used in investing activities	(46,357)	(29,398)
Financing activities
Net increase in deposits	364	39,378
Issuance of common stock	180	150
Cash dividends paid on common stock	(3,364)	(2,849)
Net increase/(decrease) in short-term borrowings	51,572	(14,455)
Common stock repurchases	(2,543)	—
Payments of long-term borrowings	(65,000)	—
Net cash (used in)/provided by financing activities	(18,791)	22,224
(Decrease)/increase in cash and cash equivalents	(46,424)	786
Cash and cash equivalents at beginning of the year	131,612	78,327
Cash and cash equivalents at end of period	$85,188	$79,113
Supplemental information
Interest paid	$15,274	$15,761
Taxes paid	$4,034	$3,668
Non-cash investing activities:
Transfers from loans to other repossessed assets	$88	$—

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Basis of Presentation

The financial information is presented in accordance with generally accepted accounting principles and general practice for financial institutions in the United States of America (“GAAP”).  First United Corporation has prepared these unaudited condensed consolidated financial statements in accordance with GAAP for interim financial information, rules of the Securities and Exchange Commission that permit reduced disclosure for interim periods, and Article 8 of Regulation S-X.  Operating results for the six- and three-month periods ended June 30, 2026 are not necessarily indicative of the results that may be expected for the full year or for any future interim period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

The Corporation has evaluated events and transactions occurring subsequent to the statement of financial condition date of June 30, 2026 and through the date on which these consolidated financial statements were issued, for items of potential recognition or disclosure.

Note 2 – Accounting Standards Issued but Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, “Income Statement- Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40):  Disaggregation of Income Statement Expenses.”  ASU No. 2024-03 requires disaggregated disclosure of income statement expenses for public business entities.  ASU No. 2024-03 requires new financial statement disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense caption.  The prescribed categories include, among other things, employee compensation, depreciation, and intangible asset amortization.  Additionally, entities must disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses.  ASU No. 2024-03 is effective on a prospective basis for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, though early adoption and retrospective application is permitted.  ASU No. 2024-03 is not expected to have a material impact on our financial statements.

In September 2025, FASB issued ASU No. 2025-06, “Intangibles-  Goodwill and Other Internal Use Software (Subtopic 350-40):  Targeted Improvements to the Accounting for Internal-Use Software.”  ASU No. 2025-06 applies to all entities subject to internal-use software guidance in Accounting Standards Codification (“ASC”) Subtopic 350-40 and website development costs in accordance with Subtopic 350-50.  The amendments in ASU No.2025-06 remove all reference to prescriptive and sequential software development stages.  Therefore, an entity is required to start capitalizing software costs when both the following occur:  (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended.  ASU No. 2025-06 is effective on a prospective basis for annual periods beginning after December 15, 2027, though early adoption and retroactive application is permitted.  ASU No. 2025-06 is not expected to have a material impact on our financial statements.

In November 2025, FASB issued ASU No. 2025-08, “Financial Instruments- Credit Losses (topic 326):  Purchased Loans.”  ASU No. 2025-08 expands the scope of the “gross-up” method, formerly applicable only to purchased credit-deteriorated (“PCD”) assets, to include acquired non-PCD loans that meet certain criteria, now referred to as “purchased seasoned loans” (“PSL”).  Under this model, an allowance for expected credit losses is recognized at acquisition, offsetting the loan’s amortized cost basis, thereby eliminating the day-one credit-loss expense previously required for non-PCD assets.  PSLs are defined as non-PCD loans acquired either (i) through a business combination, or (ii) purchased more than 90 days after origination when the acquirer was not involved in origination.  ASU No. 2025-08 is effective on a prospective basis for annual periods beginning after December 15, 2026, though early adoption is permitted.  ASU No. 2025-08 is not expected to have a material impact on our financial statements.

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

Note 3 – Earnings Per Share

Basic earnings per share is derived by dividing net income available to shareholders by the weighted-average number of common shares outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents. Diluted earnings per share is derived by dividing net income available to shareholders by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents, such as restricted stock units (“RSUs”). There were no anti-dilutive shares outstanding at June 30, 2026 or 2025.

The following tables set forth the calculation of basic and diluted earnings per common share for the six- and three-month periods ended June 30, 2026 and 2025:

	Six months ended June 30,
	2026			2025
		Weighted			Weighted
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Income	Shares	Amount
Basic Earnings Per Share:

Net income	$12,330	6,467	$1.91	$11,790	6,482	$1.82

Diluted Earnings Per Share:

Restricted stock units		11			16

Net income	$12,330	6,478	$1.90	$11,790	6,498	$1.81

	Three months ended June 30,
	2026			2025
		Weighted			Weighted
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Income	Shares	Amount
Basic Earnings Per Share:

Net income	$5,667	6,451	$0.88	$5,984	6,489	$0.92

Diluted Earnings Per Share:

Restricted stock units		10			17

Net income	$5,667	6,461	$0.88	$5,984	6,506	$0.92

Note 4 – Investments

The following tables show a comparison of amortized cost and fair values of investment securities at June 30, 2026 and December 31, 2025:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
June 30, 2026
Available for Sale:
U.S. government agencies	$2,000	$—	$624	$—	$1,376
Residential mortgage-backed agencies	24,601	6	3,220	—	21,387
Commercial mortgage-backed agencies	40,901	—	8,230	—	32,671
Collateralized mortgage obligations	28,387	—	2,720	—	25,667
Obligations of states and political subdivisions	10,968	55	139	—	10,884
Corporate bonds	1,000	—	46	—	954
Collateralized debt obligations	17,204	—	2,146	—	15,058
Total available for sale	$125,061	$61	$17,125	$—	$107,997

(in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value	Allowance for Credit Losses
June 30, 2026
Held to Maturity:
U.S. government agencies	$68,744	$—	$8,250	$60,494	$—
Residential mortgage-backed agencies	33,243	56	2,785	30,514	—
Commercial mortgage-backed agencies	20,536	—	5,157	15,379	—
Collateralized mortgage obligations	43,593	—	7,402	36,191	—
Obligations of states and political subdivisions	4,245	72	527	3,790	102
Total held to maturity	$170,361	$128	$24,121	$146,368	$102

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
December 31, 2025
Available for Sale:
U.S. government agencies	$2,000	$—	$596	$—	$1,404
Residential mortgage-backed agencies	25,891	40	3,076	—	22,855
Commercial mortgage-backed agencies	37,805	1	7,738	—	30,068
Collateralized mortgage obligations	29,795	40	2,445	—	27,390
Obligations of states and political subdivisions	8,557	35	67	—	8,525
Corporate bonds	1,000	—	93	—	907
Collateralized debt obligations	18,802	—	2,807	—	15,995
Total available for sale	$123,850	$116	$16,822	$—	$107,144

(in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value	Allowance for Credit Losses
December 31, 2025
Held to Maturity:
U.S. government agencies	$68,595	$—	$7,721	$60,874	$—
Residential mortgage-backed agencies	32,084	138	2,474	29,748	—
Commercial mortgage-backed agencies	20,947	—	5,180	15,767	—
Collateralized mortgage obligations	45,447	—	7,056	38,391	—
Obligations of states and political subdivisions	4,390	206	487	4,109	102
Total held to maturity	$171,463	$344	$22,918	$148,889	$102

There was one call of an available-for-sale (“AFS”) security at par during each of the six- and three-month periods ended June 30, 2026.  There were no calls during the six- or three-month periods ended June 30, 2025.  There was no sales activity during the six- and three-month periods ended June 30, 2026 or 2025.

The Corporation utilizes ASC Topic 326 to evaluate its AFS and held-to-maturity (“HTM”) debt security portfolio for expected credit losses.

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

The Corporation adopted ASC Topic 326 using the prospective transition approach for debt securities for which other than temporary impairment (“OTTI”) had been recognized prior to January 1, 2023, such as AFS collateralized debt obligations.  As a result, the amortized cost basis for such debt securities remained the same before and after the effective date of ASC Topic 326.  The effective interest rate on these debt securities has not changed.  Amounts of OTTI that were recorded prior to January 1, 2023 are being accreted into income over the remaining life of the assets.

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

Management classifies the HTM portfolio into the following major security types: (i) securities issued or guaranteed by U.S. government agencies (including U.S. treasuries, agency bonds, and U.S. guaranteed residential mortgage-backed securities, commercial mortgage-backed securities, and collateralized mortgage obligations); (ii) rated municipal securities; and (iii) unrated municipal securities.  With regard to securities issued by U.S. government agencies and corporations, it is expected that the securities will not settle at prices that are less than the amortized cost basis of the securities, as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government.  Accordingly, no ACL has been recorded on these securities.  With regard to securities issued by states and political subdivisions, management considers (x) issuer bond ratings, (y) historical loss rates for given bond ratings, and (z) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. Non-rated securities are evaluated internally based on financial performance and expected future cash flows.

At June 30, 2026, for HTM securities, there were no securities in non-accrual status and all were performing in accordance to their contractual terms.

As of both June 30, 2026 and December 31, 2025, the Corporation recorded ACL of approximately $102,000, related to one municipal bond in its HTM securities portfolio.

The following tables show the Corporation’s investment securities with gross unrealized and unrecognized losses and fair values at June 30, 2026 and December 31, 2025, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized and unrecognized loss position:

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrealized Losses	Number of Investments	Fair Value	Unrealized Losses	Number of Investments
June 30, 2026
Available for Sale:
U.S. government agencies	$—	$—	—	$1,376	$624	1
Residential mortgage-backed agencies	—	—	—	18,710	3,220	6
Commercial mortgage-backed agencies	—	—	—	32,671	8,230	13
Collateralized mortgage obligations	—	—	—	25,667	2,720	12
Obligations of states and political subdivisions	—	—	—	4,158	139	11
Corporate bonds	—	—	—	954	46	1
Collateralized debt obligations	—	—	—	15,058	2,146	8
Total available for sale	$—	$—	—	$98,594	$17,125	52

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrecognized Losses	Number of Investments	Fair Value	Unrecognized Losses	Number of Investments
June 30, 2026
Held to Maturity:
U.S. government agencies	$12,369	$131	1	$48,125	$8,119	8
Residential mortgage-backed agencies	—	—	—	26,805	2,785	44
Commercial mortgage-backed agencies	—	—	—	15,379	5,157	2
Collateralized mortgage obligations	—	—	—	36,191	7,402	8
Obligations of states and political subdivisions	—	—	—	2,308	527	2
Total held to maturity	$12,369	$131	1	$128,808	$23,990	64

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrealized Losses	Number of Investments	Fair Value	Unrealized Losses	Number of Investments
December 31, 2025
Available for Sale:
U.S. government agencies	$—	$—	—	$1,404	$596	1
Residential mortgage-backed agencies	—	—	—	17,405	3,076	3
Commercial mortgage-backed agencies	—	—	—	28,623	7,738	9
Collateralized mortgage obligations	8,811	100	1	14,160	2,345	9
Obligations of states and political subdivisions	—	—	—	3,332	67	2
Corporate Bonds	—	—	—	907	93	1
Collateralized debt obligations	—	—	—	15,995	2,807	9
Total available for sale	$8,811	$100	1	$81,826	$16,722	34

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrecognized Losses	Number of Investments	Fair Value	Unrecognized Losses	Number of Investments
December 31, 2025
Held to Maturity:
U.S. government agencies	$—	$—	—	$60,874	$7,721	9
Residential mortgage-backed agencies	—	—	—	19,434	2,474	35
Commercial mortgage-backed agencies	—	—	—	15,767	5,180	2
Collateralized mortgage obligations	—	—	—	38,391	7,056	8
Obligations of states and political subdivisions	—	—	—	2,364	487	1
Total held to maturity	$—	$—	—	$136,830	$22,918	55

The amortized cost and estimated fair value of securities by contractual maturities at June 30, 2026 are shown in the following table.  Expected maturities for mortgage-backed securities and collateralized mortgage obligations will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2026
(in thousands)	Amortized Cost	Fair Value
Contractual Maturity
Available for Sale:
Due after one year through five years	$495	$495
Due after five years through ten years	16,499	14,920
Due after ten years	14,178	12,857
	31,172	28,272
Residential mortgage-backed agencies	24,601	21,387
Commercial mortgage-backed agencies	40,901	32,671
Collateralized mortgage obligations	28,387	25,667
Total available for sale	$125,061	$107,997
Held to Maturity:
Due in one year or less	$12,500	$12,369
Due after one year through five years	4,550	4,271
Due after five years through ten years	45,396	39,575
Due after ten years	10,543	8,069
	72,989	64,284
Residential mortgage-backed agencies	33,243	30,514
Commercial mortgage-backed agencies	20,536	15,379
Collateralized mortgage obligations	43,593	36,191
Total held to maturity	$170,361	$146,368

At June 30, 2026 and December 31, 2025, AFS investment securities with an aggregate fair value of $90.0 million and $87.1 million, respectively, and HTM investment securities with an aggregate book value of $160.5 million and $169.0 million, respectively, were pledged as permitted or required to secure public deposits, for securities sold under agreements to repurchase as required or permitted by law and as collateral for borrowing capacity.

Note 5 – Loans and Related Allowance for Credit Losses

The following table summarizes the primary segments of the loan portfolio at June 30, 2026 and December 31, 2025:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
June 30, 2026
Individually evaluated for impairment	$1,255	$—	$5,636	$1,521	$—	$8,412
Collectively evaluated for impairment	624,566	102,211	236,377	545,597	54,968	1,563,719
Total loans	$625,821	$102,211	$242,013	$547,118	$54,968	$1,572,131
December 31, 2025
Individually evaluated for impairment	$617	$—	$17,142	$1,927	$—	$19,686
Collectively evaluated for impairment	570,191	90,272	259,892	534,985	46,678	1,502,018
Total loans	$570,808	$90,272	$277,034	$536,912	$46,678	$1,521,704

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans at June 30, 2026 and December 31, 2025:

(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due and Accruing	Non- Accrual	Total Loans
June 30, 2026
Commercial real estate:
Non-owner-occupied	$350,537	$3,530	$—	$—	$3,530	$—	$354,067
All other CRE	269,511	880	—	—	880	1,363	271,754
Acquisition and development:
1-4 family residential construction	24,388	—	—	—	—	—	24,388
All other A&D	77,823	—	—	—	—	—	77,823
Commercial and industrial	240,273	702	85	—	787	953	242,013
Residential mortgage:
Residential mortgage - term	471,505	46	1,155	375	1,576	2,041	475,122
Residential mortgage - home equity	71,362	355	113	16	484	150	71,996
Consumer	54,424	484	53	—	537	7	54,968
Total	$1,559,823	$5,997	$1,406	$391	$7,794	$4,514	$1,572,131
December 31, 2025
Commercial real estate:
Non-owner-occupied	$334,581	$—	$—	$—	$—	$102	$334,683
All other CRE	234,459	769	304	—	1,073	593	236,125
Acquisition and development:
1-4 family residential construction	15,369	—	—	—	—	—	15,369
All other A&D	74,903	—	—	—	—	—	74,903
Commercial and industrial	275,826	112	28	—	140	1,068	277,034
Residential mortgage:
Residential mortgage - term	464,294	150	2,146	244	2,540	2,223	469,057
Residential mortgage - home equity	67,154	256	86	188	530	171	67,855
Consumer	46,100	252	246	45	543	35	46,678
Total	$1,512,686	$1,539	$2,810	$477	$4,826	$4,192	$1,521,704

Non-accrual loans that have been subject to partial charge-offs totaled $0.1 million at June 30, 2026 and $0.2 million at December 31, 2025.  Loans secured by 1-4 family residential real estate properties in the process of foreclosure totaled $1.2 million at June 30, 2026 and $0.5 million at December 31, 2025.  The increase was due to one mortgage loan of approximately $1.2 million that was moved to non-accrual status in the second quarter.  As a percentage of the loan portfolio, accruing loans past due 30 days or more increased to 0.50% at June 30, 2026 compared to 0.32% at December 31, 2025.  This increase was attributable to one large commercial loan.

A loan that is considered a non-accrual or modified loan may be subject to the individually evaluated loan analysis if the commitment is $100,000 or greater; otherwise, the non-accrual or modified loan remains in the appropriate segment in the ACL model and associated reserves are adjusted based on changes in the discounted cash flows of the loan.  For a discussion with respect to reserve calculations regarding individually evaluated loans, refer to the “Nonrecurring Loans” section in Note 6, Fair Value of Financial Instruments.

The Corporation maintains an ACL at a level that management believes is adequate to absorb expected credit losses associated with the Corporation’s financial instruments over the life of those instruments as of the balance sheet date.  The Corporation develops and documents a systematic ACL methodology based on the following portfolio segments: (i) commercial real estate; (ii) acquisition and development; (iii) commercial and industrial; (iv) residential mortgage; and (v) consumer.  The

Corporation’s loan portfolio is segmented by homogeneous loan types that behave similarly to economic cycles.  The following is a discussion of the key risks by portfolio segment that management assesses in preparing the ACL.

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

Commercial and Industrial- loans are made to operating companies or manufacturers for the purpose of production, operating capacity, accounts receivable, inventory or equipment financing.  Cash flow from the operations of the borrower is the primary source of repayment for these loans.  The condition of the local economy is an important indicator of risk, but there are also more specific risks depending on the industry of the borrower.  The collateral for these types of loans often does not have sufficient value in a distressed or liquidation scenario to satisfy the outstanding debt.  These loans are also made to local municipalities for various purposes including refinancing existing obligations, infrastructure up fit and expansion, or to purchase new equipment.  The primary repayment source for local municipalities includes the tax base of the municipality, specific revenue streams related to the infrastructure financed, and other business operations of the municipal authority.  The health and stability of state and local economies directly impacts each municipality’s tax basis and are important indicators of risk for this segment.  The ability of each municipality to increase taxes and fees to offset service requirements gives this type of loan a very low risk profile in the continuum of the Corporation’s loan portfolio.

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

The following tables present the amortized cost basis of loans on a nonaccrual status at June 30, 2026 and December 31, 2025:

(in thousands)	Nonaccrual Loans With No Allowance for Credit Loss	Nonaccrual Loans With Allowance for Credit Loss	Total Nonaccrual Loans
June 30, 2026
Commercial real estate
All other CRE	$1,255	$108	$1,363
Commercial and industrial	953	—	953
Residential mortgage
Residential mortgage - term	1,521	520	2,041
Residential mortgage – home equity	—	150	150
Consumer	—	7	7
Total	$3,729	$785	$4,514

(in thousands)	Nonaccrual Loans With No Allowance for Credit Loss	Nonaccrual Loans With Allowance for Credit Loss	Total Nonaccrual Loans
December 31, 2025
Commercial real estate
Non owner-occupied	$102	$—	$102
All other CRE	515	78	593
Commercial and industrial	978	90	1,068
Residential mortgage
Residential mortgage - term	1,823	400	2,223
Residential mortgage – home equity	104	67	171
Consumer	—	35	35
Total	$3,522	$670	$4,192

The following table summarizes the primary segments of the ACL at June 30, 2026 and December 31, 2025, segregated by the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
June 30, 2026
Individually evaluated for impairment	$—	$—	$123	$—	$—	$123
Collectively evaluated for impairment	5,805	1,563	3,645	8,399	1,056	20,468
Total ACL	$5,805	$1,563	$3,768	$8,399	$1,056	$20,591
December 31, 2025
Individually evaluated for impairment	$—	$—	$417	$—	$—	$417
Collectively evaluated for impairment	4,644	1,278	4,056	8,272	803	19,053
Total ACL	$4,644	$1,278	$4,473	$8,272	$803	$19,470

Changes in the fair value of the types of collateral for individually evaluated loans are reported as provision for credit loss in the period of change.  The evaluation of the need and amount of a specific allocation of the ACL and whether a loan can be removed from impairment status is made on a quarterly basis.

The following tables present the amortized cost basis of collateral-dependent, individually-evaluated loans as of June 30, 2026 and December 31, 2025.

	June 30, 2026
(in thousands)	Real Estate	Other Collateral	Non-Accrual Loans with No Allowance for Credit Loss
Commercial real estate	$1,255	$—	$1,255
Commercial and industrial	—	953	953
Residential mortgage	1,521	—	1,521
Total Loans	$2,776	$953	$3,729

	December 31, 2025
(in thousands)	Real Estate	Other Collateral	Non-Accrual Loans with No Allowance for Credit Loss
Commercial real estate	$617	$—	$617
Commercial and industrial	—	978	978
Residential mortgage	1,927	—	1,927
Total Loans	$2,544	$978	$3,522

The following tables present the activity in the ACL for the six- and three-month periods ended June 30, 2026 and 2025.

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
Beginning balance at January 1, 2026	$4,644	$1,278	$4,473	$8,272	$803	$19,470
Loan charge-offs	—	—	(134)	(4)	(326)	(464)
Recoveries collected	—	13	10	40	107	170
Credit loss expense/(credit)	1,161	272	(581)	91	472	1,415
ACL balance at June 30, 2026	$5,805	$1,563	$3,768	$8,399	$1,056	$20,591
Beginning balance at January 1, 2025	$5,272	$909	$4,205	$7,010	$774	$18,170
Loan charge-offs	—	(9)	(370)	—	(399)	(778)
Recoveries collected	—	71	13	29	154	267
Credit loss expense/(credit)	894	72	378	(137)	178	1,385
ACL balance at June 30, 2025	$6,166	$1,043	$4,226	$6,902	$707	$19,044

Three months ended (in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
ACL balance at April 1, 2026	$5,638	1,446	4,050	7,974	843	$19,951
Loan charge-offs	—	—	(63)	—	(128)	(191)
Recoveries collected	—	6	8	30	51	95
Credit loss expense/(credit)	167	111	(227)	395	290	736
ACL balance at June 30, 2026	$5,805	$1,563	$3,768	$8,399	$1,056	$20,591
ACL balance at April 1, 2025	$5,670	$940	$4,334	$6,723	$800	$18,467
Loan charge-offs	—	(6)	(15)	—	(215)	(236)
Recoveries collected	—	7	11	13	54	85
Credit loss expense/(credit)	496	102	(104)	166	68	728
ACL balance at June 30, 2025	$6,166	$1,043	$4,226	$6,902	$707	$19,044

The Corporation’s methodology for estimating the ACL includes:

Segmentation.  The Corporation’s loan portfolio is segmented by homogeneous loan types that behave similarly to economic cycles.

Specific Analysis.  A specific reserve analysis is applied to certain individually evaluated loans.  These loans are evaluated quarterly based on collateral value, observable market value or the present value of expected future cash flows.  A specific reserve is established if the fair value is less than the loan balance.  A charge-off is recognized when the loss is quantifiable.  Individually evaluated loans not specifically analyzed, reside in the quantitative analysis.

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

The following tables present loan balances by year of origination and internally assigned risk rating for our portfolio segments for the periods presented:

(in thousands)	2026	2025	2024	2023	2022	2021 and Prior	Revolving	Total Portfolio Loans
June 30, 2026
Commercial real estate:
Non-owner-occupied
Pass	$25,243	$35,811	$22,565	$46,783	$75,669	$136,630	$9,583	$352,284
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,783	—	1,783
Total non-owner occupied	25,243	35,811	22,565	46,783	75,669	138,413	9,583	354,067
Current period gross charge-offs	—	—	—	—	—	—	—	—
All other CRE
Pass	41,161	24,490	56,576	29,929	20,676	87,906	2,331	263,069
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	904	769	—	6,412	600	8,685
Total all other CRE	41,161	24,490	57,480	30,698	20,676	94,318	2,931	271,754
Current period gross charge-offs	—	—	—	—	—	—	—	—
Acquisition and development:
1-4 family residential construction
Pass	5,234	13,012	3,181	208	—	—	2,753	24,388
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total acquisition and development	5,234	13,012	3,181	208	—	—	2,753	24,388
Current period gross charge-offs	—	—	—	—	—	—	—	—
All other A&D
Pass	9,048	12,110	16,130	2,650	3,640	8,979	24,975	77,532
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	291	—	—	—	—	—	291
Total all other A&D	9,048	12,401	16,130	2,650	3,640	8,979	24,975	77,823
Current period gross charge-offs	—	—	—	—	—	—	—	—
Commercial and industrial:
Pass	21,380	36,843	15,192	20,117	25,392	15,179	61,191	195,294
Special Mention	—	—	4,250	18,902	3,500	—	500	27,152
Substandard	—	—	135	224	1,101	7,544	10,563	19,567
Total commercial and industrial	21,380	36,843	19,577	39,243	29,993	22,723	72,254	242,013
Current period gross charge-offs	—	37	—	19	28	50	—	134
Residential mortgage:
Residential mortgage - term
Pass	37,057	46,886	43,165	60,314	80,093	198,835	2,035	468,385
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	840	5,875	22	6,737
Total residential mortgage - term	37,057	46,886	43,165	60,314	80,933	204,710	2,057	475,122
Current period gross charge-offs	—	—	—	—	—	4	—	4
Residential mortgage - home equity
Pass	471	481	57	523	2,924	1,274	65,297	71,027
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	7	962	969
Total residential mortgage - home equity	471	481	57	523	2,924	1,281	66,259	71,996
Current period gross charge-offs	—	—	—	—	—	—	—	—
Consumer:
Pass	16,108	7,650	4,548	4,677	2,271	15,313	4,154	54,721
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	10	107	62	41	19	8	247
Total consumer	16,108	7,660	4,655	4,739	2,312	15,332	4,162	54,968
Current period gross charge-offs	87	85	66	38	6	44	—	326
Total Portfolio Loans
Pass	155,702	177,283	161,414	165,201	210,665	464,116	172,319	1,506,700
Special Mention	—	—	4,250	18,902	3,500	—	500	27,152
Substandard	—	301	1,146	1,055	1,982	21,640	12,155	38,279
Total Portfolio Loans	$155,702	$177,584	$166,810	$185,158	$216,147	$485,756	$184,974	$1,572,131
Current YTD Period:
Current period gross charge-offs	$87	$122	$66	$57	$34	$98	$—	$464

(in thousands)	2025	2024	2023	2022	2021	2020 and Prior	Revolving	Total Portfolio Loans
December 31, 2025
Commercial real estate:
Non-owner-occupied
Pass	$33,245	$22,810	$40,375	$78,385	$25,911	$123,082	$8,917	$332,725
Substandard	—	—	102	—	—	1,856	—	1,958
Total non-owner occupied	33,245	22,810	40,477	78,385	25,911	124,938	8,917	334,683
Current period gross charge-offs	—	—	—	—	—	—	—	—
All other CRE
Pass	24,612	50,485	31,650	22,273	20,617	75,235	3,240	228,112
Special Mention	—	—	—	—	864	—	—	864
Substandard	—	915	—	—	1,712	3,922	600	7,149
Total all other CRE	24,612	51,400	31,650	22,273	23,193	79,157	3,840	236,125
Current period gross charge-offs	—	—	—	—	—	—	—	—
Acquisition and development:
1-4 family residential construction
Pass	11,783	91	980	—	—	—	2,515	15,369
Total acquisition and development	11,783	91	980	—	—	—	2,515	15,369
Current period gross charge-offs	—	—	—	—	—	—	—	—
All other A&D
Pass	13,267	24,703	8,852	3,988	1,582	8,840	13,374	74,606
Substandard	297	—	—	—	—	—	—	297
Total all other A&D	13,564	24,703	8,852	3,988	1,582	8,840	13,374	74,903
Current period gross charge-offs	—	—	—	—	—	9	—	9
Commercial and industrial:
Pass	37,145	17,406	17,629	45,513	11,060	13,892	71,139	213,784
Special Mention	—	4,250	19,112	3,638	32	—	4,963	31,995
Substandard	22	100	235	1,008	106	8,015	21,769	31,255
Total commercial and industrial	37,167	21,756	36,976	50,159	11,198	21,907	97,871	277,034
Current period gross charge-offs	—	—	—	—	570	441	—	1,011
Residential mortgage:
Residential mortgage - term
Pass	44,643	47,862	63,667	86,508	69,335	148,527	1,057	461,599
Substandard	—	—	—	857	1,173	5,405	23	7,458
Total residential mortgage - term	44,643	47,862	63,667	87,365	70,508	153,932	1,080	469,057
Current period gross charge-offs	—	—	—	—	—	—	—	—
Residential mortgage - home equity
Pass	558	59	567	3,180	557	866	61,070	66,857
Substandard	—	—	—	—	—	9	989	998
Total residential mortgage - home equity	558	59	567	3,180	557	875	62,059	67,855
Current period gross charge-offs	—	—	15	—	—	—	—	15
Consumer:
Pass	9,849	6,814	6,369	3,372	1,593	15,573	2,789	46,359
Substandard	60	94	82	49	7	15	12	319
Total consumer	9,909	6,908	6,451	3,421	1,600	15,588	2,801	46,678
Current period gross charge-offs	275	92	172	18	104	54	—	715
Total Portfolio Loans
Pass	175,102	170,230	170,089	243,219	130,655	386,015	164,101	1,439,411
Special Mention	—	4,250	19,112	3,638	896	—	4,963	32,859
Substandard	379	1,109	419	1,914	2,998	19,222	23,393	49,434
Total Portfolio Loans	$175,481	$175,589	$189,620	$248,771	$134,549	$405,237	$192,457	$1,521,704
Current YTD Period:
Current period gross charge-offs	$275	$92	$187	$18	$674	$504	$—	$1,750

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past.

The following tables present loan balances by year of origination segregated by performing and non-performing loans for the periods presented:

(in thousands)	2026	2025	2024	2023	2022	2021 and Prior	Revolving	Total Portfolio Loans
June 30, 2026
Commercial real estate:
Non-owner-occupied
Performing	$25,243	$35,811	$22,565	$46,783	$75,669	$138,413	$9,583	$354,067
Nonperforming	—	—	—	—	—	—	—	—
Total non-owner occupied	25,243	35,811	22,565	46,783	75,669	138,413	9,583	354,067
All other CRE
Performing	41,161	24,490	57,480	29,929	20,676	93,724	2,931	270,391
Nonperforming	—	—	—	769	—	594	—	1,363
Total all other CRE	41,161	24,490	57,480	30,698	20,676	94,318	2,931	271,754
Acquisition and development:
1-4 family residential construction
Performing	5,234	13,012	3,181	208	—	—	2,753	24,388
Total acquisition and development	5,234	13,012	3,181	208	—	—	2,753	24,388
All other A&D
Performing	9,048	12,401	16,130	2,650	3,640	8,979	24,975	77,823
Total all other A&D	9,048	12,401	16,130	2,650	3,640	8,979	24,975	77,823
Commercial and industrial:
Performing	21,380	36,843	19,577	39,243	29,040	22,723	72,254	241,060
Nonperforming	—	—	—	—	953	—	—	953
Total commercial and industrial	21,380	36,843	19,577	39,243	29,993	22,723	72,254	242,013
Residential mortgage:
Residential mortgage - term
Performing	37,057	46,886	43,165	60,314	80,739	202,488	2,057	472,706
Nonperforming	—	—	—	—	194	2,222	—	2,416
Total residential mortgage - term	37,057	46,886	43,165	60,314	80,933	204,710	2,057	475,122
Residential mortgage - home equity
Performing	471	481	57	523	2,924	1,281	66,093	71,830
Nonperforming	—	—	—	—	—	—	166	166
Total residential mortgage - home equity	471	481	57	523	2,924	1,281	66,259	71,996
Consumer:
Performing	16,108	7,660	4,655	4,732	2,312	15,332	4,162	54,961
Nonperforming	—	—	—	7	—	—	—	7
Total consumer	16,108	7,660	4,655	4,739	2,312	15,332	4,162	54,968
Total Portfolio Loans
Performing	155,702	177,584	166,810	184,382	215,000	482,940	184,808	1,567,226
Nonperforming	—	—	—	776	1,147	2,816	166	4,905
Total Portfolio Loans	$155,702	$177,584	$166,810	$185,158	$216,147	$485,756	$184,974	$1,572,131

(in thousands)	2025	2024	2023	2022	2021	2020 and Prior	Revolving	Total Portfolio Loans
December 31, 2025
Commercial real estate:
Non-owner-occupied
Performing	$33,245	$22,810	$40,375	$78,385	$25,911	$124,938	$8,917	$334,581
Nonperforming	—	—	102	—	—	—	—	102
Total non-owner occupied	33,245	22,810	40,477	78,385	25,911	124,938	8,917	334,683
All other CRE
Performing	24,612	51,400	31,650	22,273	23,193	78,564	3,840	235,532
Nonperforming	—	—	—	—	—	593	—	593
Total all other CRE	24,612	51,400	31,650	22,273	23,193	79,157	3,840	236,125
Acquisition and development:
1-4 family residential construction
Performing	11,783	91	980	—	—	—	2,515	15,369
Nonperforming	—	—	—	—	—	—	—	—
Total acquisition and development	11,783	91	980	—	—	—	2,515	15,369
All other A&D
Performing	13,564	24,703	8,852	3,988	1,582	8,840	13,374	74,903
Nonperforming	—	—	—	—	—	—	—	—
Total all other A&D	13,564	24,703	8,852	3,988	1,582	8,840	13,374	74,903
Commercial and industrial:
Performing	37,167	21,756	36,976	49,181	11,108	21,907	97,871	275,966
Nonperforming	—	—	—	978	90	—	—	1,068
Total commercial and industrial	37,167	21,756	36,976	50,159	11,198	21,907	97,871	277,034
Residential mortgage:
Residential mortgage - term
Performing	44,643	47,862	63,667	87,365	70,127	151,846	1,080	466,590
Nonperforming	—	—	—	—	381	2,086	—	2,467
Total residential mortgage - term	44,643	47,862	63,667	87,365	70,508	153,932	1,080	469,057
Residential mortgage - home equity
Performing	558	59	567	3,180	557	875	61,700	67,496
Nonperforming	—	—	—	—	—	—	359	359
Total residential mortgage - home equity	558	59	567	3,180	557	875	62,059	67,855
Consumer:
Performing	9,909	6,891	6,416	3,409	1,600	15,572	2,801	46,598
Nonperforming	—	17	35	12	—	16	—	80
Total consumer	9,909	6,908	6,451	3,421	1,600	15,588	2,801	46,678
Total Portfolio Loans
Performing	175,481	175,572	189,483	247,781	134,078	402,542	192,098	1,517,035
Nonperforming	—	17	137	990	471	2,695	359	4,669
Total Portfolio Loans	$175,481	$175,589	$189,620	$248,771	$134,549	$405,237	$192,457	$1,521,704

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

The following tables present the amortized cost basis and the financial effect of loans modified to borrowers experiencing financial difficulty during the six- and three-month periods ended June 30, 2026 and 2025.  For the six months ended June 30, 2026,  two new loans and one existing loan were modified and one existing modification was repaid .  During the second quarter of 2026, one new loan was added and one existing modification was repaid.

(in thousands)	Term Extension	Percentage of Total Loan Type	Weighted Average Term and Principal Payment Extension
Six months ended June 30, 2026
Owner-occupied commercial real estate	$857	0.32%	12 months
Commercial and industrial	18	0.01%	4 months
Total	$875

(in thousands)	Term Extension	Percentage of Total Loan Type	Weighted Average Term and Principal Payment Extension
Six months ended June 30, 2025
Owner-occupied commercial real estate	$874	0.38%	12 months
Commercial and industrial	24	0.01%	60 months
Total	$898

(in thousands)	Term Extension	Percentage of Total Loan Type	Weighted Average Term and Principal Payment Extension
Three months ended June 30, 2026
Commercial and industrial	$18	0.01%	4 months
	$18

(in thousands)	Term Extension	Percentage of Total Loan Type	Weighted Average Term and Principal Payment Extension
Three months ended June 30, 2025
Owner-occupied commercial real estate	$874	0.38%	12 months
	$874

The Corporation monitors loan payments on performing and non-performing loans on an ongoing basis to determine if a loan is considered to have a payment default.  The borrowers for whom loan modifications were made in the six- and three-month periods ended June 30, 2026 have made all contractual payments.

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

The fair value of investments available-for-sale is determined using a market approach. At both June 30, 2026 and December 31, 2025, the U.S. Government agencies and treasuries, residential and commercial mortgage-backed securities, and municipal bonds segments were classified as Level 2 within the valuation hierarchy. Their fair values were determined based upon market-corroborated inputs and valuation matrices, which were obtained through third party data service providers or securities brokers through which we have historically transacted both purchases and sales of investment securities.

Equity investments not held for trading with readily determinable fair values consisted of money market mutual funds as of both June 30, 2026 and December 31, 2025 and were classified as Level 1 within the valuation hierarchy.  Their fair values were determined based upon daily published net asset values with which investors can freely redeem from the fund.

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

Individually evaluated loans – Loans included in the table below are those that are considered individually evaluated with a specific allocation or with partial charge-offs, based upon the guidance of Topic 326 in ASU No. 2016-13, Financial Instruments -  Credit Loses, under which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. Fair value consists of the loan balance less its valuation allowance and is generally determined based on independent third-party appraisals of the collateral or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values based upon the lowest level of input that is significant to the fair value measurements.

Equity investments without readily determinable fair values- Equity investments included in the table below are recorded with a write-down to fair value recorded in other operating expenses.  Fair value of the equity investment was based on an independent third-party valuation report where the value was determined based on the revenue multiples of like kind information technology businesses.  These assets are included as Level 3 fair values based upon the lowest level of input that is significant to the fair value measurements.

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

For assets measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2026 and December 31, 2025 were as follows:

		Fair Value Measurements at June 30, 2026 Using
		Quoted
		Prices in	Significant
	Assets	Active Markets	Other	Significant
	Measured at	for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
(in thousands)	6/30/2026	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$1,376		$1,376
Residential mortgage-backed agencies	21,387		21,387
Commercial mortgage-backed agencies	32,671		32,671
Collateralized mortgage obligations	25,667		25,667
Obligations of states and political subdivisions	10,884		10,884
Corporate bonds	954		954
Collateralized debt obligations	15,058			$15,058
Equity investments not held for trading with readily determinable fair values	1,044	$1,044
Non-recurring:
Collateral dependent loans	—			—

		Fair Value Measurements at December 31, 2025 Using
		Quoted
		Prices in	Significant
	Assets/(liabilities)	Active Markets	Other	Significant
	Measured at	for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
(in thousands)	12/31/25	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$1,404		$1,404
Residential mortgage-backed agencies	22,855		22,855
Commercial mortgage-backed agencies	30,068		30,068
Collateralized mortgage obligations	27,390		27,390
Obligations of states and political subdivisions	8,525		8,525
Corporate bonds	907		907
Collateralized debt obligations	15,995			$15,995
Equity investments not held for trading with readily determinable fair values	1,029	$1,029
Financial derivatives	76		76
Non-recurring:
Collateral dependent loans	266			266
Other real estate owned	853			853

There were no transfers of assets between any levels of the fair value hierarchy for the six- or three-month periods ended June 30, 2026 or 2025.

For Level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2026 and December 31, 2025, the significant unobservable inputs used in the fair value measurements were as follows:

(in thousands)	Fair Value at June 30, 2026	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:
Investment securities – available for sale -CDO	$15,058	Discounted Cash Flow	Discount Margin	Range of mid to upper 400 bps

(in thousands)	Fair Value at December 31, 2025	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:
Investment securities – available for sale -CDO	$15,995	Discounted Cash Flow	Discount Margin	Range of upper 200 to upper 400 bps

Non-recurring:
Collateral dependent loans	$266	Market Comparable Properties	Marketability Discount	N/A

Other real estate owned	$853	Market Comparable Properties	Marketability Discount	15.0%

The following tables show a reconciliation of the beginning and ending balances for fair valued assets measured on a recurring basis using Level 3 significant unobservable inputs for the six- and three-month periods ended June 30, 2026 and 2025:

Fair Value Measurements
Using Significant Unobservable Inputs
(Level 3)
Investment Securities
(in thousands)	Available for Sale
Beginning balance January 1, 2026	$15,995
Total gains realized/unrealized:
Included in other comprehensive income	752
Total reductions due to call of investment	(1,689)
Ending balance June 30, 2026	$15,058

Fair Value Measurements
Using Significant Unobservable Inputs
(Level 3)
Investment Securities
(in thousands)	Available for Sale
Beginning balance January 1, 2025	$14,718
Total gains realized/unrealized:
Included in other comprehensive income	523
Ending balance June 30, 2025	$15,241

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale
Beginning balance April 1, 2026	$16,229
Total gains realized/unrealized:
Included in other comprehensive income	518
Total reductions due to call of investment	(1,689)
Ending balance June 30, 2026	$15,058

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale
Beginning balance April 1, 2025	$14,697
Total gains realized/unrealized:
Included in other comprehensive income	544
Ending balance June 30, 2025	$15,241

There were no gains or losses included in earnings attributable to the change in realized/unrealized gains or losses related to the assets for the six- or three-month periods ended June 30, 2026 or 2025.

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

The following tables present fair value information about financial instruments, whether or not recognized in the Consolidated Statement of Financial Condition, for which it is practicable to estimate that value. The actual carrying amounts and estimated fair values of the Corporation’s financial instruments that are included in the Consolidated Statement of Financial Condition are as follows:

	June 30, 2026		Fair Value Measurements
			Quoted
			Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$84,195	$84,195	$84,195
Interest bearing deposits in banks	993	993	993
Investment securities - AFS	107,997	107,997		$92,939	$15,058
Investment securities - HTM	170,259	146,368		144,886	1,482
Equity securities not held for trading with readily determinable fair values	1,044	1,044	1,044
Restricted bank stock	1,621	N/A
Loans, net	1,550,948	1,518,149			1,518,149
Accrued interest receivable	7,602	7,602		938	6,664
Financial Liabilities:
Deposits - non-maturity	1,563,455	1,563,455		1,563,455
Deposits - time deposits	172,058	170,511		170,511
Short-term borrowed funds	69,233	69,233		69,233
Long-term borrowed funds	30,929	30,986		30,986
Accrued interest payable	844	844		844

	December 31, 2025		Fair Value Measurements
			Quoted
			Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$129,830	$129,830	$129,830
Interest bearing deposits in banks	1,782	1,782	1,782
Investment securities - AFS	107,144	107,144		$91,149	$15,995
Investment securities - HTM	171,361	148,889		147,144	1,745
Equity investments not held for trading with readily determinable fair values	1,029	1,029	1,029
Restricted bank stock	4,630	N/A
Loans, net	1,501,758	1,469,463			1,469,463
Financial derivative	76	76		76
Accrued interest receivable	7,904	7,904		895	7,009
Financial Liabilities:
Deposits - non-maturity	1,534,191	1,534,191		1,534,191
Deposits - time deposits	200,958	199,967		199,967
Short-term borrowed funds	17,661	17,661		17,661
Long-term borrowed funds	95,929	95,775		95,775
Accrued interest payable	953	953		953

Note 7 – Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive loss for the six- and three-month periods ended June 30, 2026 and 2025:

	Investment
	securities-
	with credit	Investment
	related	securities-	Investment
	impairment	all other	securities-	Cash Flow	Pension
(in thousands)	AFS	AFS	HTM	Hedge	Plan	SERP	Total
Accumulated OCL, net:
Balance - January 1, 2026	$(2,377)	$(10,383)	$(4,212)	$73	$(8,246)	$(121)	$(25,266)
Other comprehensive income/(loss) before reclassifications	162	(527)	—	(60)	(877)	—	(1,302)
Amounts reclassified from accumulated other comprehensive income	(36)	—	116	—	71	—	151
Balance - March 31, 2026	$(2,251)	$(10,910)	$(4,096)	$13	$(9,052)	$(121)	$(26,417)
Other comprehensive income/(loss) before reclassifications	144	32	—	—	2,624	—	2,800
Amounts reclassified from accumulated other comprehensive income	(38)	—	118	—	71	—	151
Balance - June 30, 2026	$(2,145)	$(10,878)	$(3,978)	$13	$(6,357)	$(121)	$(23,466)

	Investment
	securities-
	with credit	Investment
	related	securities-	Investment
	impairment	all other	securities-	Cash Flow	Pension
(in thousands)	AFS	AFS	HTM	Hedge	Plan	SERP	Total
Balance - January 1, 2025	$(2,592)	$(13,792)	$(4,696)	$372	$(9,723)	$183	$(30,248)
Other comprehensive income/(loss) before reclassifications	6	1,357	—	(85)	(1,562)	—	(284)
Amounts reclassified from accumulated other comprehensive income	(37)	—	113	—	97	—	173
Balance - March 31, 2025	$(2,623)	$(12,435)	$(4,583)	$287	$(11,188)	$183	$(30,359)
Other comprehensive income/(loss)before reclassifications	365	356	—	(64)	1,545	—	2,202
Amounts reclassified from accumulated other comprehensive loss	(37)	—	120	—	97	—	180
Balance - June 30, 2025	$(2,295)	$(12,079)	$(4,463)	$223	$(9,546)	$183	$(27,977)

The following tables present the components of other comprehensive loss for the six- and three-month periods ended June 30, 2026 and 2025:

	Before	Tax
Components of Other Comprehensive Income	Tax	(Expense)
(in thousands)	Amount	Benefit	Net
For the six months ended June 30, 2026
Available for sale (AFS) securities with credit related impairment:
Unrealized holding gains	$417	$(111)	$306
Less: accretable yield recognized in income	101	(27)	74
Net unrealized gains on investments with credit related impairment	316	(84)	232
Available for sale securities – all other:
Unrealized holding losses	(673)	178	(495)
Net unrealized losses on all other AFS securities	(673)	178	(495)
Held to maturity securities:
Less: amortization recognized in income	(319)	85	(234)
Net unrealized gains on HTM securities	319	(85)	234
Cash flow hedges:
Unrealized holding losses	(76)	16	(60)
Pension Plan:
Unrealized net actuarial gains	2,378	(631)	1,747
Less: amortization of unrecognized losses	(194)	52	(142)
Net pension plan asset adjustment	2,572	(683)	1,889
Other comprehensive income	$2,458	$(658)	$1,800

	Before	Tax
Components of Other Comprehensive Income	Tax	(Expense)
(in thousands)	Amount	Benefit	Net
For the six months ended June 30, 2025
Available for sale (AFS) securities with credit related impairment:
Unrealized holding gains	$506	$(135)	$371
Less: accretable yield recognized in income	101	(27)	74
Net unrealized gains on investments with credit related impairment	405	(108)	297
Available for sale securities – all other:
Unrealized holding gains	2,334	(621)	1,713
Net unrealized gains on all other AFS securities	2,334	(621)	1,713
Held to maturity securities:
Less: amortization recognized in income	(317)	84	(233)
Net unrealized gains on HTM securities	317	(84)	233
Cash flow hedges:
Unrealized holding losses	(189)	40	(149)
Pension Plan:
Unrealized net actuarial losses	(23)	6	(17)
Less: amortization of unrecognized losses	(265)	71	(194)
Net pension plan asset adjustment	242	(65)	177
Other comprehensive income	$3,109	$(838)	$2,271

Components of Other Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the three months ended June 30, 2026
Available for sale (AFS) securities with credit related impairment:
Unrealized holding gains	$197	$(53)	$144
Less: accretable yield recognized in income	50	(12)	38
Net unrealized gains on investments with credit related impairment	147	(41)	106
Available for sale securities – all other:
Unrealized holding gains	44	(12)	32
Net unrealized gains on all other AFS securities	44	(12)	32
Held to maturity securities:
Less: amortization recognized in income	(161)	43	(118)
Net unrealized gains on HTM securities	161	(43)	118
Pension Plan:
Unrealized net actuarial gains	3,571	(947)	2,624
Less: amortization of unrecognized loss	(97)	26	(71)
Net pension plan asset adjustment	3,668	(973)	2,695
Other comprehensive income	$4,020	$(1,069)	$2,951

Components of Other Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the three months ended June 30, 2025
Available for sale (AFS) securities with credit related impairment:
Unrealized holding gains	$498	$(133)	$365
Less: accretable yield recognized in income	51	(14)	37
Net unrealized gains on investments with credit related impairment	447	(119)	328
Available for sale securities – all other:
Unrealized holding gains	485	(129)	356
Net unrealized gains on all other AFS securities	485	(129)	356
Held to maturity securities:
Less: amortization recognized in income	(163)	43	(120)
Net unrealized gains on HTM securities	163	(43)	120
Cash flow hedges:
Unrealized holding losses	(81)	17	(64)
Pension Plan:
Unrealized net actuarial gains	2,105	(560)	1,545
Less: amortization of unrecognized losses	(133)	36	(97)
Net pension plan asset adjustment	2,238	(596)	1,642
Other comprehensive income	$3,252	$(870)	$2,382

The following tables present the details of amounts reclassified from accumulated other comprehensive loss for the six- and three-month periods ended June 30, 2026 and 2025:

Amounts Reclassified from	Six months ended
Accumulated Other Comprehensive Loss	June 30,		Affected Line Item in the Statement

(in thousands)	2026	2025	Where Net Income is Presented
Net unrealized gains on available for sale investment securities with credit related impairment:
Accretable yield	$101	$101	Interest income on taxable investment securities
Taxes	(27)	(27)	Provision for income tax expense
	$74	$74	Net of tax
Net unrealized gains on held to maturity securities:
Amortization	$(319)	$(317)	Interest income on taxable investment securities
Taxes	85	84	Credit for income tax expense
	$(234)	$(233)	Net of tax
Net pension plan asset adjustment:
Amortization of unrecognized losses	$(194)	$(265)	Other Operating Expenses
Taxes	52	71	Credit for income tax expense
	$(142)	$(194)	Net of tax
Total reclassifications for the period	$(302)	$(353)	Net of tax

Amounts Reclassified from	Three Months Ended
Accumulated Other Comprehensive Loss	June 30,		Affected Line Item in the Statement
(in thousands)	2026	2025	Where Net Income is Presented
Net unrealized gains on available for sale investment securities with credit related impairment:
Accretable yield	$50	$51	Interest income on taxable investment securities
Taxes	(12)	(14)	Provision for income tax expense
	$38	$37	Net of tax
Net unrealized gains on held to maturity securities:
Amortization	$(161)	$(163)	Interest income on taxable investment securities
Taxes	43	43	Credit for income tax expense
	$(118)	$(120)	Net of tax
Net pension plan asset adjustment:
Amortization of unrecognized losses	$(97)	$(133)	Other Operating Expenses
Taxes	26	36	Credit for income tax expense
	$(71)	$(97)	Net of tax
Total reclassifications for the period	$(151)	$(180)	Net of tax

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

Pursuant to First United Corporation’s director compensation policy, each director receives an annual retainer of 1,000 shares of First United Corporation common stock, plus $15,000 to be paid, at the director’s election, in cash or additional shares of common stock.   In May 2026, a total of 10,448 fully vested shares of common stock were issued to directors, which had a grant date fair value of $37.89 per share. In May 2025, a total of 11,692 fully vested shares of common stock were issued to directors, which had a grant date fair value of $31.52 per share.  Director stock compensation was $188,823 and $166,185 for the six-month periods ending June 30, 2026 and 2025, respectively.  Director stock compensation expense was $96,690 and $87,613 for the three-month periods ended June 30, 2026 and 2025, respectively.

Employee stock compensation was $63,457 and $18,596 for the six-month periods ended June 30, 2026 and 2025, respectively.  Employee stock compensation expense was $31,549 and $3,029 for the three-month periods ended June 30, 2026 and 2025, respectively.

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

In March 2023, the Corporation granted performance-vesting RSUs relating to 10,214 shares (target) and time-vesting RSUs relating to 7,920 shares, which had a grant date fair market value of $18.25 per share of common stock underlying each RSU.  The performance period for the performance-vesting RSUs was the three-year period ended December 31, 2025.  The time-vesting RSUs vested ratably over a three-year period that began on March 15, 2023.  On March 15, 2024, 2,639 shares underlying the time-vesting RSUs were issued to participants.  On March 15, 2025, 2,639 shares underlying the time-vesting RSUs were issued to participants. On March 15, 2026, the remaining 2,642 shares underlying the time-vesting RSUs were issued to participants. On December 31, 2025, the performance-vesting RSUs failed to vest and the stock compensation expense was adjusted accordingly.  Stock compensation expense was $12,048 and $55,170 for the six-month periods ended June 30, 2026 and 2025, respectively.  Stock compensation expense was $0 and $27,585 for the three-month periods ended June 30, 2026 and 2025, respectively.  All compensation expense related to these RSUs were recognized as of March 31, 2026.

In May 2024, the Corporation granted performance-vesting RSUs relating to 8,593 shares (target) and time-vesting RSUs relating to 6,662 shares, which had a grant date fair market value of $22.26 per share of common stock underlying each RSU.  The performance period for the performance-vesting RSUs is the three-year period ending December 31, 2026.  The time-vesting RSUs will vest ratably over a three-year period that began on May 20, 2024.  On May 20, 2025, 2,219 shares of the 6,662 time-vesting RSUs were issued to participants.  On May 20, 2026, 1,576 shares underlying the time-vesting RSUs were issued to participants. On May 7, 2026, Carissa Rodeheaver, Chairman of the Board, retired and a net of 3,023 shares underlying the performance-vesting RSUs and a net of 1,053 shares underlying her time-vesting RSUs were issued on a pro-rata basis.  Stock compensation expense was $72,138 and $56,628 for the six-month periods ended June 30, 2026 and 2025, respectively.  Stock compensation expense was $43,824 and $28,314 for the three-month period ended June 30, 2026 and 2025, respectively.  Unrecognized compensation expense related to these RSUs that have not vested was $64,404 as of June 30, 2026.

In February 2025, the Corporation granted performance-vesting RSUs relating to 6,006 shares (target) and time-vesting RSUs relating to 4,797 shares, which had a grant date fair market value of $37.59 per share of common stock underlying each RSU.  The performance period for the performance-vesting RSUs is the three-year period ending December 31, 2027.  The time-vesting RSUs will vest ratably over a three-year period that began on February 25, 2025.  On February 25, 2026, 1,599 shares underlying the time-vesting RSUs were issued to participants.  On May 7, 2026 at the time of Ms. Rodeheaver’s retirement, a net of 1,085 shares underlying her performance-vesting RSUs and a net of 400 shares underlying her time-vesting RSUs were issued on a pro-rata basis. Stock compensation expense was $78,096 and $45,147 for the six-month periods ended June 30, 2026 and 2025, respectively.  Stock compensation expense was $44,236 and $33,860 for the three-month periods ended June 30, 2026 and 2025, respectively.  Unrecognized compensation expense related to these RSUs that have not vested was $149,987 as of June 30, 2026.

In March 2026, the Corporation granted performance-vesting RSUs relating to 6,049 shares (target) and time-vesting RSUs relating to 4,797 shares, which had a grant date fair market value of $35.94 per share of common stock underlying each RSU.  The performance period for the performance-vesting RSUs is the three-year period ending December 31, 2028.  The time-vesting RSUs will vest ratably over a three-year period beginning on March 6, 2026. Stock compensation expense was $32,498 for both the six-month and three-month period ended June 30, 2026. Unrecognized compensation expense related to these RSUs that have not vested was $357,477 as of June 30, 2026.

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

In March 2016, the Corporation entered into four interest rate swap contracts totaling $30.0 million notional amount, hedging future cash flows associated with floating rate trust preferred debt. The fair value of the interest rate swap contracts was

$0.0 and $0.1 million at June 30, 2026 and December 31, 2025, respectively.  As of June 30, 2026, all of the swap contracts had matured.

The table below discloses the impact of derivative financial instruments on the Corporation’s Consolidated Financial Statements for the six- and three-month periods ended June 30, 2026 and 2025.

Derivative in Cash Flow Hedging Relationships
			Amount of gain or
			(loss) recognized in
	Amount of loss	Amount of gain or	income or derivative
	recognized in	(loss) reclassified from	(ineffective portion
	OCI on derivative	accumulated OCI into	and amount excluded
	(effective portion),	income (effective	from effectiveness
(in thousands)	net of tax	portion) (a)	testing) (b)
Interest rate contracts:
Six months ended:
June 30, 2026	$(60)	$—	$—
June 30, 2025	(149)	—	—
Three months ended:
June 30, 2026	$—	$—	$—
June 30, 2025	(64)	—	—

Notes:

(a)	Reported as interest expense
(b)	Reported as other income

Note 10 – Regulatory Capital Requirements

The following table presents the Bank’s capital ratios as of June 30, 2026 and December 31, 2025.

	June 30, 2026	December 31, 2025	Required for Capital Adequacy Purposes	Required to be Well Capitalized
Total Capital (to risk-weighted assets)	15.22%	15.19%	8.00%	10.00%
Tier 1 Capital (to risk-weighted assets)	13.96%	13.94%	6.00%	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)	13.96%	13.94%	4.50%	6.50%
Tier 1 Capital (to average assets)	11.56%	11.01%	4.00%	5.00%

As of June 30, 2026 and December 31, 2025, the Bank was considered “well capitalized” under the regulatory framework for prompt corrective action.

Note 11 – Deposits

The following table summarizes deposits at June 30, 2026 and December 31, 2025.

(in thousands)	June 30, 2026		December 31, 2025
	Balance	Percent	Balance	Percent
Non-Interest-bearing deposits:	$441,365	25%	$453,036	26%
Interest-bearing deposits:
Demand	406,118	24%	392,823	23%
Money market-retail	557,110	33%	529,870	30%
Money market- brokered	1	0%	1	0%
Savings deposits	158,861	9%	158,461	9%
Time deposits- retail	147,058	8%	150,958	9%
Time deposits- brokered	25,000	1%	50,000	3%
Total Deposits	$1,735,513	100%	$1,735,149	100%

Note 12 – Borrowed Funds

The following is a summary of borrowings at June 30, 2026 and December 31, 2025:

(in thousands)	June 30, 2026	December 31, 2025
Short-term borrowings:
Securities sold under agreements to repurchase:
Outstanding at end of period	$19,233	$17,661
Weighted average interest rate at end of period	0.22%	0.22%
Maximum amount outstanding as of any month end	$25,874	$26,756
Average amount outstanding	$19,281	$19,565
Approximate weighted average rate during the period	0.19%	0.22%
Overnight borrowings, weighted average interest rate of 3.75% at June 30, 2026	$50,000	$—
Long-term borrowings:
FHLB advances, bearing fixed interest rate of 3.84% at December 31, 2025	$—	$65,000
Junior subordinated debt, bearing variable interest rate of 6.68% at June 30, 2026 and 6.72% at December 31, 2025	30,929	30,929
Total borrowings outstanding	$100,162	$113,590

Repurchase agreements were secured by investment securities with a market value of $30.3 million and $24.8 million at June 30, 2026 and December 31, 2025, respectively.  A minimum of 102% of fair value is pledged against account balances.

The following table presents contractual maturities of long-term borrowings outstanding at June 30, 2026 and December 31, 2025:

	June 30, 2026			December 31, 2025
(in thousands)	Fixed Rate	Floating Rate	Total	Fixed Rate	Floating Rate	Total
Due in 2026	$—	$—	$—	$65,000	$—	$65,000
Due in 2027	—	—	—	—	—	—
Thereafter	—	30,929	30,929	—	30,929	30,929
Total long-term debt	$—	$30,929	$30,929	$65,000	$30,929	$95,929

Note 13 – Segment Reporting

The Corporation is managed under an organizational structure that conducts business in two primary operating segments;  (i) Community Banking and (ii) Wealth Management.  The Corporation is primarily managed based on the line of business structure.  In that regard, the Corporation provides the same lines of business, which have the same product and service offerings, have similar types and classes of customers and utilize similar service delivery methods across our entire geographic footprint.  Pricing guidelines for products and services are across all regions.  Community Banking and Wealth Management are delineated by the products and services that each segment offers.

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

An internal team of the Corporation’s executive officers including the Chief Executive Officer, Chief Financial Officer, and Chief Wealth Officer serve as the Corporation’s Chief Operating Decision Maker (“CODM”).  The CODM reviews actual net income versus budgeted net income to assess segment performance on a monthly basis and to make decisions about allocating capital and personnel to the segments.

Financial results by operating segment, including significant expense categories provided to the CODM are detailed below.  Certain prior period amounts have been reclassified to conform to the current presentation.  The Wealth Management segment excludes off-balance-sheet assets under management with a total fair value of $1.9 billion at June 30, 2026 and $1.8 billion at December 31, 2025.

Information for the operating segments for the six- and three-month periods ended June 30, 2026 and 2025 is presented in the following tables:

	Six months ended
	June 30, 2026

	Community	Wealth
(in thousands)	Banking	Management	Total
Interest income	$51,880	$—	$51,880
Interest expense	15,220	—	15,220
Net interest income	36,660	—	36,660
Credit loss expense	1,660	—	1,660
Net interest income after credit loss expense	35,000	—	35,000
Other operating income:
Net gains on sales of residential mortgages	125	—	125
Service charges on deposit accounts	1,115	—	1,115
Other service charges	393	—	393
Trust department income	—	5,238	5,238
Debit card income	1,977	—	1,977
Brokerage commissions	—	770	770
Other segment income (1)	1,080	—	1,080
Total other operating income	4,690	6,008	10,698
Other operating expenses:
Salaries and employee benefits	13,764	2,594	16,358
Equipment and occupancy	2,416	45	2,461
Data processing	3,179	224	3,403
FDIC premiums	553	—	553
Other segment expenses (2)	6,459	224	6,683
Total operating expenses	26,371	3,087	29,458
Income before income taxes and intercompany fees	13,319	2,921	16,240
Intercompany management fee income/(expense)	6	(6)	—
Income before income taxes	13,325	2,915	16,240
Income tax expense	3,297	613	3,910
Net income	$10,028	$2,302	$12,330
Significant noncash items
Credit loss expense	$1,660	$—	$1,660
Depreciation	1,207	8	1,215
Amortization of intangible assets	60	105	165

Goodwill and other intangibles	$11,174	$105	$11,279

Total assets	$2,081,949	$143	$2,082,092

(1) Other segment income includes bank owned life insurance income, gains on disposals of fixed assets, and miscellaneous income.

(2) Other segment expenses include professional services, contract labor, telephone, investor relations, contributions, net OREO expense/(income), marketing expense and miscellaneous expenses.

	Six months ended
	June 30, 2025

	Community	Wealth
(in thousands)	Banking	Management	Total
Interest income	$48,933	$—	$48,933
Interest expense	16,210	—	16,210
Net interest income	32,723	—	32,723
Credit loss expense	1,516	—	1,516
Net interest income after credit loss expense	31,207	—	31,207
Other operating income:
Net gains on sales of residential mortgages	238	—	238
Service charges on deposit accounts	1,124	—	1,124
Other service charges	420	—	420
Trust department income	—	4,709	4,709
Debit card income	1,904	—	1,904
Brokerage commissions	—	791	791
Other segment income (1)	814	—	814
Total other operating income	4,500	5,500	10,000
Other operating expenses:
Salaries and employee benefits	12,397	2,253	14,650
Equipment and occupancy	2,457	50	2,507
Data processing	2,908	195	3,103
FDIC premiums	512	—	512
Other segment expenses (2)	4,540	238	4,778
Total operating expenses	22,814	2,736	25,550
Income before income taxes and intercompany fees	12,893	2,764	15,657
Intercompany management fee income/(expense)	6	(6)	—
Income before income taxes	12,899	2,758	15,657
Income tax expense	3,287	580	3,867
Net income	$9,612	$2,178	$11,790
Significant noncash items
Credit loss expense	$1,516	$—	$1,516
Depreciation	1,302	9	1,311
Amortization of intangible assets	60	104	164

Goodwill and other intangibles	$11,295	$314	$11,609

Total assets	$2,007,120	$351	$2,007,471

(1) Other segment income includes net gains/(losses) on disposals of fixed assets, bank owned life insurance income, and miscellaneous income.

(2) Other segment expenses include professional services, contract labor, line rentals, investor relations, contributions, net OREO expense/(income), and miscellaneous expenses.

	For the three months ended
	June 30, 2026

	Community	Wealth
(in thousands)	Banking	Management	Total
Interest income	$26,169	$—	$26,169
Interest expense	7,583	—	7,583
Net interest income	18,586	—	18,586
Credit loss expense	781	—	781
Net interest income after credit loss expense	17,805	—	17,805
Other operating income:
Net gains on sales of residential mortgages	39	—	39
Service charges on deposit accounts	568	—	568
Other service charges	204	—	204
Trust department income	—	2,684	2,684
Debit card income	1,046	—	1,046
Brokerage commissions	—	388	388
Other segment income (1)	429	—	429
Total other operating income	2,286	3,072	5,358
Other operating expenses:
Salaries and employee benefits	6,803	1,354	8,157
Equipment and occupancy	1,196	19	1,215
Data processing	1,622	117	1,739
FDIC premiums	274	—	274
Other segment expenses (2)	4,252	128	4,380
Total operating expenses	14,147	1,618	15,765
Income before income taxes and intercompany fees	5,944	1,454	7,398
Intercompany management fee income/(expense)	3	(3)	—
Income before income taxes	5,947	1,451	7,398
Income tax expense	1,426	305	1,731
Net income	$4,521	$1,146	$5,667
Significant noncash items:
Credit loss expense	$781	$—	$781
Depreciation	611	5	616
Amortization of intangible assets	29	53	82

Goodwill and other intangibles	$11,174	$105	$11,279

Total assets	$2,081,949	$143	$2,082,092

(1) Other segment income includes net gains/(losses) on disposals of fixed assets, bank owned life insurance income, and miscellaneous income.

(2) Other segment expenses include professional services, contract labor, line rentals, investor relations, contributions, net OREO expense/(income), and miscellaneous expenses.

	For the three months ended
	June 30, 2025

	Community	Wealth
(in thousands)	Banking	Management	Total
Interest income	$24,871	$—	$24,871
Interest expense	8,164	—	8,164
Net interest income	16,707	—	16,707
Credit loss expense	860	—	860
Net interest income after credit loss expense	15,847	—	15,847
Other operating income:
Net gains on sales of residential mortgages	146	—	146
Service charges on deposit accounts	577	—	577
Other service charges	214	—	214
Trust department income	—	2,386	2,386
Debit card income	983	—	983
Brokerage commissions	—	370	370
Other segment income (1)	410	—	410
Total other operating income	2,330	2,756	5,086
Other operating expenses:
Salaries and employee benefits	6,150	1,169	7,319
Equipment and occupancy	1,215	25	1,240
Data processing	1,500	100	1,600
FDIC premiums	267	—	267
Other segment expenses (2)	2,437	111	2,548
Total operating expenses	11,569	1,405	12,974
Income before income taxes and intercompany fees	6,608	1,351	7,959
Intercompany management fee income/(expense)	3	(3)	—
Income before income taxes	6,611	1,348	7,959
Income tax expense	1,692	283	1,975
Net income	$4,919	$1,065	$5,984
Significant noncash items:
Credit loss expense	$860	$—	$860
Depreciation	646	9	655
Amortization of intangible assets	30	52	82

Goodwill and other intangibles	$11,295	$314	$11,609

Total assets	$2,007,120	$351	$2,007,471

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

At June 30, 2026, the Corporation’s total assets were $2.1 billion, net loans were $1.6 billion, and deposits were $1.7 billion. Shareholders’ equity at June 30, 2026 was $212.4 million.

We maintain an Internet site at www.mybank.com on which we make available, free of charge, First United Corporation’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC.

RESULTS OF OPERATIONS

Overview

Consolidated net income decreased by $0.3 million for the second quarter of 2026 when compared to the second quarter of 2025.  The decrease was driven by an increase in other expense as a result of a one-time, $1.7 million, net of tax, consulting expense related to core processing system contract negotiations.  This increase was partially offset by a $1.9 million increase in net interest income, an increase of $0.3 million in non-interest income, inclusive of gains, and a $0.1 million decrease in provision for credit losses.  Comparing the second quarter of 2026 to the same period of 2025, interest and fees on loans increased by $1.5 million as a result of new loans booked at higher rates and the continued repricing of adjustable-rate loans.  Interest expense decreased by $0.6 million when comparing year-over-year quarterly expense as a result of the repayment of a $25.0 million brokered certificate of deposit in January 2026 and $65.0 million in Federal Home Loan Bank (“FHLB”) borrowings in March 2026.  Other operating income increased by $0.3 million driven by an increase in trust and brokerage income of $0.3 million as a result of increased production and favorable market values on assets under management.  Other operating expenses increased by $2.8 million driven by the one-time core processing system contract negotiations discussed above, a $0.8 million increase in salaries and benefits as a result of filling open positions in late 2025 and 2026, normal merit increases in April 2026 and increased incentive payouts, partially offset by reduced life and health insurance expense due to reduced claims and an increase in the reduction of costs associated with loan originations related to increased loan production.

Net income for the six months ended June 30, 2026 was $12.3 million on a GAAP basis, inclusive of the $1.7 million, net of tax, core processing system contract consulting expenses discussed above, and $13.9 million on a non-GAAP basis compared to GAAP and non-GAAP basis income of $11.8 million for the six months ended June 30, 2025.  The year-over-year increase of $0.5 million was attributable to a $3.9 million increase in net interest income an increase in other non-interest income of $0.7 million, inclusive of net gains, as a result of increased trust and brokerage income of $0.5 million, and increased bank owned life insurance (“BOLI”) income of $0.2 million related to a one-time death benefit received in the first quarter of 2026, partially offset by an increase in other operating expenses of $3.9 million driven by the aforementioned consulting fee, increased salaries and benefits of $1.7 million and an increase in data processing expenses of $0.3 million.  Salaries and benefits increased due to increased salaries as a result of new hires and annual merit increases in April 2026 and increased incentive payouts, partially offset by an increase in the reduction of costs associated with loan originations related to increased loan production.

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

The table below summarizes net interest income for the six- and three-month periods ended June 30, 2026 and 2025.

	Non-GAAP		GAAP
	Six Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Interest income	$52,018	$49,036	$51,880	$48,933
Interest expense	15,220	16,210	15,220	16,210
Net interest income	$36,798	$32,826	$36,660	$32,723
Net interest margin %	3.89%	3.61%	3.87%	3.60%

	Non-GAAP		GAAP
	Three Months Ended		Three Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Interest income	$26,250	$24,925	$26,169	$24,871
Interest expense	7,583	8,164	7,583	8,164
Net interest income	$18,667	$16,761	$18,586	$16,707
Net interest margin %	3.98%	3.65%	3.97%	3.64%

The following table sets forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the six- and three-month periods ended June 30, 2026 and 2025:

	Six Months Ended
	June 30,
	2026			2025
	Average		Average	Average		Average
(in thousands)	Balance (2)	Interest (1)	Yield/Rate	Balance (2)	Interest (1)	Yield/Rate
Assets
Loans	$1,526,255	$46,326	6.12%	$1,486,334	$44,072	5.98%
Investment Securities:
Taxable	291,027	3,787	2.62%	284,612	3,539	2.51%
Non-taxable	7,493	211	5.68%	6,977	182	5.26%
Total	298,520	3,998	2.70%	291,589	3,721	2.57%
Federal funds sold	78,697	1,513	3.88%	46,213	1,012	4.42%
Interest-bearing deposits with other banks	1,602	29	3.65%	3,174	35	2.22%
Other interest-earning assets	3,946	152	7.77%	5,795	196	6.82%
Total earning assets	1,909,020	52,018	5.49%	1,833,105	49,036	5.39%
Allowance for loan losses	(19,990)			(18,550)
Non-earning assets	178,742			174,298
Total Assets	$2,067,772			$1,988,853
Liabilities and Shareholders’ Equity
Deposits
Interest-bearing demand deposits	$392,655	$3,268	1.68%	$366,170	$3,173	1.75%
Interest-bearing money markets - retail	554,931	7,428	2.70%	468,732	7,125	3.07%
Interest-bearing money markets - brokered	84	1	2.40%	316	6	3.83%
Savings deposits	159,415	81	0.10%	170,178	88	0.10%
Time deposits - retail	149,015	2,294	3.10%	145,984	2,176	3.01%
Time deposits - brokered	28,039	592	4.26%	43,059	903	4.23%
Total deposits	1,284,139	13,664	2.15%	1,194,439	13,471	2.27%
Short-term borrowings	19,259	37	0.39%	21,423	41	0.39%
Long-term borrowings	58,940	1,519	5.20%	120,929	2,698	4.50%
Total interest-bearing liabilities	1,362,338	15,220	2.25%	1,336,791	16,210	2.45%
Non-interest-bearing deposits	463,856			435,362
Other liabilities	32,985			30,682
Shareholders’ Equity	208,593			186,018
Total Liabilities and Shareholders’ Equity	$2,067,772			$1,988,853
Net interest income and spread		$36,798	3.24%		$32,826	2.94%
Net interest margin			3.89%			3.61%

Notes:

(1)	The above table reflects the average rates earned or paid stated on an FTE basis assuming a 21% tax rate for both 2026 and 2025. Non-GAAP interest income on an FTE basis for the six-month periods ended June 30, 2026 and 2025 included taxable-equivalent adjustments of $138 and $103, respectively.
(2)	Average balances are presented on a daily average basis.
(3)	The average balances of non-accrual loans for the six-month periods ended June 30, 2026 and 2025, which were reported in the average loan balances for these periods, were $4,310 and $4,198, respectively.
(4)	Net interest margin is calculated as net interest income divided by average earning assets.
(5)	The average yields on investments are based on amortized cost.

Comparing the six months ended June 30, 2026 to the six months ended June 30, 2025, net interest income, on a non-GAAP, FTE basis, increased by $4.0 million.  Interest income increased by $3.0 million, primarily driven by an increase of $2.3 million on interest and fees on loans as average loan balances increased by $39.9 million and an increase in yield by 14 basis points.  Interest expense on deposits increased slightly by $0.2 million despite an increase in average deposit balances of $89.7 million driven by increases of $26.5 million in demand deposit accounts, and $86.2 million in retail money market balances, partially offset by decreases in savings balances of $10.8 million and $15.0 million in brokered time deposits.  Interest expense on short-term borrowings remained stable and interest expense on long-term borrowings decreased by $1.2 million as a result of a decrease in average balances of $62.0 million, primarily due to the repayment of $65.0 million of FHLB advances at their maturities in March 2026.  The net interest margin for the six months ended June 30, 2026 was 3.89% compared to 3.61% for the six months ended June 30, 2025.

	Three Months Ended
	June 30,
	2026			2025
(dollars in thousands)	Average Balance (2)	Interest (1)	Average Yield/Rate	Average Balance (2)	Interest (1)	Average Yield/Rate
Assets
Loans	$1,549,332	23,813	6.16%	$1,489,485	$22,304	6.01%
Investment Securities:
Taxable	291,217	1,907	2.63%	283,914	1,776	2.51%
Non-taxable	7,488	106	5.68%	7,424	101	5.46%
Total	298,705	2,013	2.70%	291,338	1,877	2.58%
Federal funds sold	28,424	344	4.85%	50,675	628	4.97%
Interest-bearing deposits with other banks	861	6	2.80%	3,799	20	2.11%
Other interest-earning assets	2,656	74	11.18%	5,815	96	6.62%
Total earning assets	1,879,978	26,250	5.60%	1,841,112	24,925	5.43%
Allowance for loan losses	(20,249)			(18,685)
Non-earning assets	179,343			175,323
Total Assets	$2,039,072			$1,997,750
Liabilities and Shareholders’ Equity
Deposits
Interest-bearing demand deposits	$389,083	$1,600	1.65%	$357,725	$1,521	1.71%
Interest-bearing money markets - retail	560,943	3,753	2.68%	473,262	3,579	3.03%
Interest-bearing money markets - brokered	1	—	—%	496	5	4.04%
Savings deposits	159,161	43	0.11%	168,854	45	0.11%
Time deposits - retail	148,020	1,370	3.71%	147,433	1,120	3.05%
Time deposits - brokered	25,000	267	4.28%	50,000	518	4.16%
Total deposits	1,282,208	7,033	2.20%	1,197,770	6,788	2.27%
Short-term borrowings	19,922	26	0.52%	19,811	21	0.43%
Long-term borrowings	30,929	524	6.80%	120,929	1,355	4.49%
Total interest-bearing liabilities	1,333,059	7,583	2.28%	1,338,510	8,164	2.45%
Non-interest-bearing deposits	463,149			440,779
Other liabilities	32,586			29,889
Shareholders’ Equity	210,278			188,572
Total Liabilities and Shareholders’ Equity	$2,039,072			$1,997,750
Net interest income and spread		$18,667	3.32%		$16,761	2.98%
Net interest margin			3.98%			3.65%

Notes:

(1)	The above table reflects the average rates earned or paid stated on an FTE basis assuming a 21% tax rate for both 2026 and 2025. Non-GAAP interest income on an FTE basis for the three-month periods ended June 30, 2026 and 2025 included taxable-equivalent adjustments of $81 and $54, respectively.
(2)	Average balances are presented on a daily average basis.
(3)	The average balances of non-accrual loans for the three-month periods ended June 30, 2026 and 2025, which were reported in the average loan balances for these periods, were $4,571 and $3,895, respectively.
(4)	Net interest margin is calculated as net interest income divided by average earning assets.
(5)	The average yields on investments are based on amortized cost.

Net interest income, on a non-GAAP, FTE basis, increased by $1.9 million for the second quarter of 2026 when compared to the second quarter of 2025.  This increase was driven by an increase of $1.3 million in interest income.  Interest income on loans increased by $1.5 million due to the increase of 15 basis points in overall yield on the loan portfolio as new loans were booked at higher rates during 2025 and 2026 as well as the upward repricing of adjustable-rate loans.  Investment income remained stable as management continued to reinvest cashflows back into the portfolio resulting in an increase in yield of 12 basis points. Interest income on federal funds sold decreased by $0.3 million due to a decrease of $22.2 million in average cash balances held at the

Federal Reserve Bank as a result of loan growth in the second quarter of 2026.  Interest expense decreased by $0.6 million in the second quarter of 2026 when compared to the second quarter of 2025.  Interest on deposits increased slightly by $0.2 million despite an $84.4 million increase in average deposit balances, primarily in interest bearing demand and money market deposits. Long-term borrowing interest expense decreased by $0.8 million due to a decrease of average balances of $90.0 million for the second quarter of 2026 when compared to the same period of 2025 primarily related to the repayment of $65.0 million and $25.0 million of FHLB advances at their maturities in March of 2026 and September of 2025, respectively.

The following tables set forth an analysis of volume and rate changes in interest income and interest expense for our average interest-earning assets and average interest-bearing liabilities for the six- and three-month periods ended June 30, 2026 and 2025:

	For the six months ended June 30, 2026
	compared to the six months ended June 30, 2025
(in thousands and tax equivalent basis)	Volume	Rate	Net
Interest Income:
Loans	$2,387	$(133)	$2,254
Taxable Investments	161	87	248
Non-taxable Investments	27	2	29
Federal funds sold	1,436	(935)	501
Interest-bearing deposits	(35)	29	(6)
Other interest earning assets	(126)	82	(44)
Total interest income	3,850	(868)	2,982
Interest Expense:
Interest-bearing demand deposits	463	(368)	95
Interest-bearing money markets- retail	2,646	(2,343)	303
Interest-bearing money markets- brokered	(9)	4	(5)
Savings deposits	(11)	4	(7)
Time deposits - retail	91	27	118
Time deposits - brokered	(635)	324	(311)
Short-term borrowings	(8)	4	(4)
Long-term borrowings	(2,790)	1,611	(1,179)
Total interest expense	(253)	(737)	(990)
Net interest income	$4,103	$(131)	$3,972

Note:  The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	For the three months ended June 30, 2026
	compared to the three months ended June 30, 2025
(in thousands and tax equivalent basis)	Volume	Rate	Net
Interest Income:
Loans	$899	$610	$1,509
Taxable Investments	46	85	131
Non-taxable Investments	1	4	5
Federal funds sold	(276)	(8)	(284)
Interest-bearing deposits	(15)	1	(14)
Other interest earning assets	(52)	30	(22)
Total interest income	603	722	1,325
Interest Expense:
Interest-bearing demand deposits	134	(55)	79
Interest-bearing money markets- retail	664	(490)	174
Interest-bearing money markets- brokered	(4)	(1)	(5)
Savings deposits	(3)	1	(2)
Time deposits - retail	4	246	250
Time deposits - brokered	(259)	8	(251)
Short-term borrowings	—	5	5
Long-term borrowings	(1,010)	179	(831)
Total interest expense	(474)	(107)	(581)
Net interest income	$1,077	$829	$1,906

Note:  The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Credit Losses

Specific allocations have been made for loans where management has determined that the collateral supporting the loans is not adequate to cover the loan balance, and the qualitative factors affecting the estimated allowance for credit losses (“ACL”) have been adjusted based on the current economic environment and the characteristics of the loan portfolio.  The provision for credit losses was $0.8 million for the quarter ended June 30, 2026 compared to $0.9 million for the quarter ended June 30, 2025.  Provision for credit losses was $1.7 million and $1.5 million for the first six months of 2026 and 2025, respectively.

Other Income

The composition of other operating income for the six- and three-month periods ended June 30, 2026 and 2025 is illustrated in the following table:

	Income as % of				Income as % of
	Total Other Income				Total Other Income
	Six Months Ended				Three Months Ended
	June 30,				June 30,
(in thousands)	2026		2025		2026		2025
Service charges on deposit accounts	$1,115	10%	$1,124	12%	$568	11%	$577	12%
Other service charges	393	4%	420	4%	204	4%	214	4%
Trust department	5,238	50%	4,709	48%	2,684	50%	2,386	48%
Debit card income	1,977	19%	1,904	20%	1,046	20%	983	20%
Bank owned life insurance	916	9%	690	7%	377	7%	349	7%
Brokerage commissions	770	7%	791	8%	388	7%	370	8%
Other income	118	1%	124	1%	52	1%	61	1%
	$10,527	100%	$9,762	100%	$5,319	100%	$4,940	100%

Other Operating Expenses

The composition of other operating expenses for the six- and three-month periods ended June 30, 2026 and 2025 is illustrated in the following table:

	Expense as % of				Expense as % of
	Total Other Operating Expenses				Total Other Operating Expenses
	Six Months Ended				Three Months Ended
	June 30,				June 30,
(in thousands)	2026		2025		2026		2025
Salaries and employee benefits	$16,358	55%	$14,650	58%	$8,157	52%	$7,319	56%
FDIC premiums	553	2%	512	2%	274	2%	267	2%
Equipment expense	1,046	4%	1,143	4%	525	3%	565	4%
Occupancy expense of premises	1,415	5%	1,364	5%	690	4%	675	5%
Data processing expense	3,403	12%	3,103	12%	1,739	11%	1,600	12%
Marketing expense	427	1%	434	2%	193	1%	196	2%
Professional services	3,272	11%	1,065	4%	2,702	17%	589	5%
Contract labor	355	1%	329	1%	189	1%	166	1%
Telephone	189	1%	194	1%	93	1%	96	1%
Other real estate owned expense, net	182	1%	300	1%	59	0%	208	2%
Investor relations	145	0%	194	1%	85	1%	132	1%
Contributions	146	0%	134	1%	81	1%	78	1%
Other	1,967	7%	2,128	8%	978	6%	1,083	8%
	$29,458	100%	$25,550	100%	$15,765	100%	$12,974	100%

Provision for Income Taxes

In reporting interim financial information, income tax provisions should be determined under the procedures set forth in Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 740, Income Taxes (Section 740-270-30). This guidance provides that at the end of each interim period, an entity should make its best estimate of the effective tax rate expected to be applicable for the full fiscal year. The rate so determined should be used in providing for income taxes on a current year-to-date basis. The effective tax rate should reflect anticipated investment tax credits, capital gains rates, and other available tax planning alternatives. In arriving at this effective tax rate, however, no effect should be included for the tax related to significant, unusual or extraordinary items that will be separately reported or reported net of their related tax effect in reports for the interim period or for the fiscal year.  The effective income tax rates, as a percentage of income, for the six-month periods ended June 30, 2026 and 2025 were 24.1% and 24.7%, respectively.

GAAP and Non-GAAP Financial Measures

The following table sets forth certain selected financial data for the six- and three-month periods ended June 30, 2026 and 2025 under GAAP (as reported) and non-GAAP.  A non-GAAP financial measure is a numerical measure of historical or future financial performance, financial position or cash flows that excludes or includes amounts that are required to be disclosed in the most directly comparable measure calculated and presented in accordance with GAAP in the United States.  Management believes that the presentation of non-GAAP financial measures provides investors with a greater understanding of the Corporation’s operating results in addition to the results measured in accordance with GAAP.  While management uses these non-GAAP measures in its analysis of the Corporation’s performance, this information should not be viewed as a substitute for financial results determined in accordance with GAAP or considered to be more important than financial results determined in accordance with GAAP.

	Six months ended June 30,		Three months ended June 30,
	2026	2025	2026	2025
Per Share Data
Basic net income per share - as reported	$1.91	$1.82	$0.88	$0.92
Basic net income per share - non-GAAP	$2.16	$1.82	$1.14	$0.92
Diluted net income per share - as reported	$1.90	$1.81	$0.88	$0.92
Diluted net income per share - non-GAAP	$2.15	$1.81	$1.14	$0.92

Significant Ratios:

Return on Average Assets - as reported	1.20%	1.20%
Adjustments:
Gain on disposal of fixed assets	(0.01%)	—
Consulting fee on core processing contract	0.17%	—
Adjusted Return on Average Assets (non-GAAP)	1.36%	1.20%

Return on Average Equity - as reported	11.92%	12.78%
Adjustments:
Gain on disposal of fixed assets	(0.03%)	—
Consulting fee on core processing contract	1.60%	—
Adjusted Return on Average Equity (non-GAAP)	13.49%	12.78%

	Six months ended June 30,		Three months ended June 30,
(in thousands, except for per share amount)	2026	2025	2026	2025
Net income - as reported	$12,330	$11,790	$5,667	$5,984
Adjustments:
Gain on disposal of fixed assets	(46)	—	—	—
Consulting fee on core processing contract	2,179	—	2,179	—
Income tax effect of adjustments	(516)	—	(516)	—
Adjusted net income (non-GAAP)	$13,947	$11,790	$7,330	$5,984

Diluted earnings per share - as reported	$1.90	$1.81	$0.88	$0.92
Adjustments:
Gain on disposal of fixed assets	(0.01)	—	—	—
Consulting fee on core processing contract	0.26	—	0.26
Adjusted diluted earnings per share (non-GAAP)	$2.15	$1.81	$1.14	$0.92

FINANCIAL CONDITION

Balance Sheet Overview

Total assets at June 30, 2026 were $2.1 billion, representing a $5.4 million decrease since December 31, 2025.  During the six months of 2026, cash and interest-bearing deposits in other banks decreased by $46.4 million.  The investment portfolio decreased by $0.2 million. The decreases were partially offset by increases in gross loans of $50.4 million as well as an increase in pension assets of $3.2 million due to increased market values.

Total liabilities at June 30, 2026 were $1.9 billion, representing a $14.1 million decrease since December 31, 2025.  Total deposits increased by $0.4 million when compared to December 31, 2025.  In January 2026, a $25.0 million brokered certificate of deposit with an interest rate of 4.23% matured and was repaid.  Savings and money market accounts increased by $27.6 million due primarily to the expansion of current and new relationships throughout the first six months of 2026.  Non-interest-bearing demand deposits decreased by $11.6 million and interest-bearing demand deposits increased by $13.3 million.  Retail time deposits decreased by $3.9 million since December 31, 2025.  Short-term borrowings increased by $51.6 million at June 30, 2026 when compared to December 31, 2025 as a result of overnight borrowings in anticipation of loan funding.  These borrowings were subsequently fully repaid in July.

Loan Portfolio

The following table presents the composition of our loan portfolio at the dates indicated:

(in thousands)	June 30, 2026		December 31, 2025
Commercial real estate	$625,821	40%	$570,808	38%
Acquisition and development	102,211	7%	90,272	6%
Commercial and industrial	242,013	15%	277,034	18%
Residential mortgage	547,118	35%	536,912	35%
Consumer	54,968	3%	46,678	3%
Total Loans	$1,572,131	100%	$1,521,704	100%

Outstanding loans of $1.6 billion at June 30, 2026 reflected a $50.4 million increase since December 31, 2025.  Since December 31, 2025, commercial real estate loans increased by $55.0 million as a result of new business relationships as well as additional growth in existing relationships; acquisition and development loans increased by $11.9 million; commercial and industrial loans decreased by $35.0 million as a result of payoffs related to approximately $15.0 million due to competitive pricing, approximately $5.3 million related to sales of businesses, approximately $8.0 million as a result of a refinance to another institution, and the payoff of a floorplan line of credit.  Residential mortgage loans increased by $10.2 million as a result of robust mortgage production booked in house as opposed to the selling to the secondary market outlets, offset slightly by normal amortization; and consumer loans increased by $8.3 million related to the purchase of a consumer loan pool in the second quarter of 2026.

New commercial loan production for the second quarter of 2026 was approximately $66.0 million.  The pipeline of commercial loans as of June 30, 2026 was robust, and unfunded committed commercial construction loans totaled approximately $42.0 million.  Commercial amortization and payoffs were approximately $71.6 million through June 30, 2026, due primarily to pay-offs of short-term commercial loans as well as normal amortizations of the commercial loan portfolio.

New consumer mortgage loan production for the second quarter of 2026 was approximately $33.9 million, with most of this production comprised of in-house mortgages.  The pipeline of in-house, portfolio loans as of June 30, 2026 was $20.0 million. Unfunded commitments related to residential construction loans totaled $20.7 million at June 30, 2026.

The following table presents loans in our commercial real estate portfolio by industry type at June 30, 2026.

(in thousands)	Non-owner-occupied	Owner-occupied	Multi-family	Total
Accommodations and food services	$78,655	$6,168	$—	$84,823
Administration and support, waste management, and remediation services	—	1,393	—	1,393
Agriculture, forestry, fishing and hunting	—	23,022	—	23,022
Arts, entertainment and recreation	—	3,686	—	3,686
Construction	1,937	5,937	—	7,874
Educational services	—	744	—	744
Finance and insurance	8,324	103	—	8,427
Health care and social assistance	11,508	21,513	—	33,021
Manufacturing	—	13,935	—	13,935
Mining, quarrying, oil and gas extraction	—	374	—	374
Other services (except public services)	361	26,001	290	26,652
Professional, scientific and technical services	—	1,360	—	1,360
Public administration	1,302	559	—	1,861
Commercial rental properties	192,029	86,344	—	278,373
Residential rental properties	178	106	28,768	29,052
Student rental properties	—	—	2,213	2,213
Mixed use rental properties	2,928	1,894	17,610	22,432
Storage units	46,349	—	—	46,349
Real estate rental and leasing- other	10,437	4,891	—	15,328
Retail trade	59	4,287	—	4,346
Transportation and warehousing	—	415	—	415
Wholesale trade	—	20,141	—	20,141
Total	$354,067	$222,873	$48,881	$625,821

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

(in thousands)	June 30, 2026	% of Applicable Portfolio	December 31, 2025	% of Applicable Portfolio
Non-accrual loans:
Commercial real estate	$1,363	0.22%	$695	0.12%
Commercial and industrial	953	0.39%	1,068	0.39%
Residential mortgage	2,191	0.40%	2,394	0.45%
Consumer	7	0.01%	35	0.07%
Total non-accrual loans	$4,514	0.29%	$4,192	0.28%
Accruing Loans Past Due 90 days or more:
Residential mortgage	$391		$432
Consumer	—		45
Total loans past due 90 days or more	$391		$477
Total non-accrual and accruing loans past due 90 days or more	$4,905		$4,669

Other repossessed assets	2,780		2,802
Other real estate owned	—		1,083
Total non-performing assets	$7,685		$8,554

Non-accrual loans to total loans (as %)	0.29%		0.28%
Non-performing loans to total loans (as %)	0.31%		0.31%
Non-performing assets to total assets (as %)	0.37%		0.41%
Allowance for credit losses to non-accrual loans (as %)	456.16%		464.46%
Allowance for credit losses to non-performing assets (as %)	267.94%		227.61%

Modified Loans:
Performing	$1,199		$246
Total modified loans	$1,199		$246
Individually evaluated loans without a valuation allowance	$3,729		$3,522
Individually evaluated loans with a valuation allowance	4,683		16,164
Total individually evaluated loans	$8,412		$19,686

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

The ACL “base case” model is derived from various economic forecasts provided by widely recognized sources.  Management evaluates the variability of market conditions by examining the peak and trough of economic cycles.  These peaks and troughs are used to stress the base case model to develop a range of potential outcomes.  Management then determines the appropriate reserve through an evaluation of these various outcomes relative to current economic conditions and known risks in the portfolio.  For the six-month period ended June 30, 2026, the range of outcomes would produce a 16% reduction or a 43% increase in reserves based on the best-case and worst-case scenarios, respectively.

The following table presents a summary of the activity in the ACL for the six-month periods ended June 30, 2026 and 2025:

(in thousands)	2026	2025
Balance, January 1	$19,470	$18,170
Charge-offs:
Acquisition and development	—	(9)
Commercial and industrial	(134)	(370)
Residential mortgage	(4)	—
Consumer	(326)	(399)
Total charge-offs	(464)	(778)
Recoveries:
Acquisition and development	13	71
Commercial and industrial	10	13
Residential mortgage	40	29
Consumer	107	154
Total recoveries	170	267
Net credit losses	(294)	(511)
Credit loss expense	1,415	1,385
Balance at end of period	$20,591	$19,044

Allowance for credit losses to gross loans outstanding (as %)	1.31%	1.27%

The following table presents a summary of charge-offs and recoveries as a percent to their applicable portfolio for the six- month periods ended June 30, 2026 and 2025:

Net (Charge-offs)/Recoveries as a % of Average Applicable Portfolio

	2026	2025
Commercial real estate	0.00%	0.00%
Acquisition and development	0.03%	0.13%
Commercial and industrial	(0.10)%	(0.25)%
Residential mortgage	0.01%	0.01%
Consumer	(0.86)%	(0.96)%
Total	(0.04)%	(0.07)%

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

Allocation of the Allowance for Credit Losses

(in thousands)	Amount of Allowance Allocated	Total Loans	Percent of Loans in Each Category to Total Loans	Ratio of Allowance Allocated to Loans in Each Category
June 30, 2026
Commercial real estate	$5,805	$625,821	39.8%	0.93%
Acquisition and development	1,563	102,211	6.5%	1.53%
Commercial and industrial	3,768	242,013	15.4%	1.56%
Residential mortgage	8,399	547,118	34.8%	1.54%
Consumer	1,056	54,968	3.5%	1.92%
Total	$20,591	$1,572,131	100.0%	1.31%
December 31, 2025
Commercial real estate	$4,644	$570,808	37.5%	0.81%
Acquisition and development	1,278	90,272	5.9%	1.42%
Commercial and industrial	4,473	277,034	18.2%	1.61%
Residential mortgage	8,272	536,912	35.3%	1.54%
Consumer	803	46,678	3.1%	1.72%
Total	$19,470	$1,521,704	100.0%	1.28%

Investment Securities

At June 30, 2026, the total amortized cost basis of the available-for-sale investment portfolio was $125.1 million compared to a fair value of $108.0 million. Unrealized gains and losses on available-for-sale securities are reflected in accumulated other comprehensive loss, net of tax, and a component of shareholders’ equity. The amortized cost basis of the held to maturity portfolio was $170.4 million compared to a fair value of $146.4 million.

The following table presents the composition of our securities portfolio at amortized cost and fair values at the dates indicated:

	June 30, 2026			December 31, 2025
	Amortized	Fair Value	FV as %	Amortized	Fair Value	FV as %
(in thousands)	Cost	(FV)	of Total	Cost	(FV)	of Total
Available for Sale Securities:
U.S. government agencies	$2,000	$1,376	1%	$2,000	$1,404	1%
Residential mortgage-backed agencies	24,601	21,387	20%	25,891	22,855	21%
Commercial mortgage-backed agencies	40,901	32,671	30%	37,805	30,068	28%
Collateralized mortgage obligations	28,387	25,667	24%	29,795	27,390	26%
Obligations of state and political subdivisions	10,968	10,884	10%	8,557	8,525	8%
Corporate bonds	1,000	954	1%	1,000	907	1%
Collateralized debt obligations	17,204	15,058	14%	18,802	15,995	15%
Total available for sale	$125,061	$107,997	100%	$123,850	$107,144	100%
Held to Maturity Securities:
U.S. government agencies	$68,744	$60,494	41%	$68,595	$60,874	41%
Residential mortgage-backed agencies	33,243	30,514	21%	32,084	29,748	20%
Commercial mortgage-backed agencies	20,536	15,379	11%	20,947	15,767	10%
Collateralized mortgage obligations	43,593	36,191	25%	45,447	38,391	26%
Obligations of state and political subdivisions	4,245	3,790	2%	4,390	4,109	3%
Total held to maturity	$170,361	$146,368	100%	$171,463	$148,889	100%

Total fair value of investment securities available for sale increased by $0.9 million since December 31, 2025.  At June 30, 2026, the securities classified as available-for-sale included a net unrealized loss of $17.1 million, which represents the difference between the fair value and amortized cost of securities in the portfolio.

Total amortized cost of securities held to maturity decreased by $1.1 million since December 31, 2025 due to security paydowns, net of new purchases.

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

Approximately $92.9 million of the available-for-sale portfolio was valued using Level 2 pricing and had net unrealized losses of $14.9 million at June 30, 2026. The remaining $15.1 million of the available-for-sale securities represents the entire collateralized debt obligation portfolio, which was valued using significant unobservable inputs (Level 3 assets). The $2.1 million in net unrealized losses associated with this portfolio relates to eight pooled trust preferred securities that comprise the collateralized debt obligation portfolio.

Deposits

The following table presents the composition of our deposits at the dates indicated:

(in thousands)	June 30, 2026		December 31, 2025
	Balance	Percent	Balance	Percent
Non-interest-bearing deposits:	$441,365	25%	$453,036	26%
Interest-bearing deposits:
Demand	406,118	24%	392,823	23%
Money market- retail	557,110	33%	529,870	30%
Money market- brokered	1	0%	1	0%
Savings deposits	158,861	9%	158,461	9%
Time deposits- retail	147,058	8%	150,958	9%
Time deposits- brokered	25,000	1%	50,000	3%
Total Deposits	$1,735,513	100%	$1,735,149	100%

Total deposits at June 30, 2026 remained flat at $1.7 billion when compared to December 31, 2025.  In January 2026, a $25.0 million brokered certificate of deposit, with an interest rate of 4.23%, was repaid at its maturity.  Savings and money market accounts increased by $27.6 million due primarily to the expansion of current and new relationships throughout the first six months of 2026.  Non-interest-bearing demand deposits decreased by $11.6 million, offset by an increase in interest-bearing demand deposits of $13.3 million, primarily related to municipality accounts.  Retail time deposits decreased by $3.9 million since December 31, 2025.

The following table summarizes the percentage of deposits that are insured by deposit insurance or otherwise fully collateralized by securities compared to uninsured deposits as of June 30, 2026 and December 31, 2025.

	June 30, 2026		December 31, 2025
(in thousands)	Balance	Percent	Balance	Percent
Insured deposits	$1,345,258	78%	$1,341,185	77%
Uninsured and fully collateralized deposits	89,662	5%	101,925	6%
Uninsured and uncollateralized deposits	300,593	17%	292,039	17%
	$1,735,513	100%	$1,735,149	100%

Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our ability to meet our future capital requirements.

The following table summarizes the percentage of deposit balances from retail customers compared to business customers as of June 30, 2026 and December 31, 2025.

	June 30, 2026		December 31, 2025
(in thousands)	Balance	Percent	Balance	Percent
Retail deposits	$800,849	46%	$807,443	47%
Business deposits	934,664	54%	927,706	53%
	$1,735,513	100%	$1,735,149	100%

Borrowed Funds

The following table presents the composition of our borrowings at the dates indicated:

(in thousands)	June 30, 2026	December 31, 2025
Overnight borrowings from Federal Reserve Discount Window	$50,000	$—
Securities sold under agreements to repurchase	$19,233	$17,661
Total short-term borrowings	$69,233	$17,661
FHLB advances	$—	$65,000
Junior subordinated debt	30,929	30,929
Total long-term borrowings	$30,929	$95,929

Short-term borrowings increased by $51.6 million driven by increased balances in overnight borrowings of $50.0 million in anticipation of loan funding.  The $50.0 million was subsequently repaid in July 2026.  Long-term borrowings decreased by $65.0 million due to the full repayment of $65.0 million in FHLB advances at their maturities in March 2026.

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

It is our policy to manage our affairs so that liquidity needs are fully satisfied through normal Bank operations. That is, the Bank will manage its liquidity to minimize the need to make unplanned sales of assets or to borrow funds under emergency conditions. The Bank will use funding sources where the interest cost is relatively insensitive to market changes in the short run (periods of one year or less) to satisfy operating cash needs. The remaining normal funding will come from interest-sensitive liabilities, either deposits or borrowed funds. When the marginal cost of needed wholesale funding is lower than the cost of raising this funding in the retail markets, the Corporation may supplement retail funding with external funding sources such as:

●	Unsecured Fed Funds lines of credit with upstream correspondent banks (M&T Bank, Atlantic Community Bankers Bank, Community Bankers Bank, PNC Financial Services, Pacific Coast Banker’s Bank and Zions Bancorp).
●	Secured advances with the FHLB, which are collateralized by eligible one-to-four family residential mortgage loans, home equity lines of credit, commercial real estate loans. Cash and various securities may also be pledged as collateral.
●	Secured line of credit with the Federal Reserve Discount Window for use in borrowing funds up to 90 days, using eligible investment securities as collateral.
●	Brokered deposits, including CDs and money market funds, provide a method to generate deposits quickly. These deposits are strictly rate driven but often provide the most cost-effective means of funding growth.
●	One Way Buy CDARS/ICS funding – a form of brokered deposits that has become a viable supplement to brokered deposits obtained directly.

The following table presents sources of liquidity available to the Corporation as of June 30, 2026.

(in thousands)	Total Availability	Amount Used	Net Availability
Internal Sources
Excess cash	$59,960	$—	$59,960
Unpledged securities	29,919	—	29,919
External Sources
Federal Reserve (discount window)	75,521	50,000	25,521
Correspondent unsecured lines of credit	140,000	—	140,000
FHLB	349,923	8,359	341,564
	$655,323	$58,359	$596,964

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

At June 30, 2026, we were asset sensitive.

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

NPV / EVE modeling focuses on the change in the market value of equity. NPV / EVE is defined as the market value of assets less the market value of liabilities plus/minus the market value of any off-balance sheet positions. By effectively looking at the present value of all future cash flows on or off the balance sheet, NPV / EVE modeling takes a longer-term view of interest rate risk. This complements the shorter-term view of NII modeling.

Measures of NII at risk produced by simulation analysis are indicators of an institution’s short-term performance in alternative rate environments. These measures are typically based upon a relatively brief period, usually one year. They do not necessarily indicate the long-term prospects or economic value of the institution.

Based on the simulation analysis performed at June 30, 2026 and December 31, 2025, management estimated the following changes in net interest income, assuming the indicated rate changes:

(in thousands)	June 30, 2026	December 31, 2025
+400 basis points	$5,298	$5,866
+300 basis points	$5,185	$5,578
+200 basis points	$4,295	$4,511
+100 basis points	$2,482	$2,557
-100 basis points	$(3,106)	$(3,192)
-200 basis points	$(6,253)	$(6,365)
-300 basis points	$(9,067)	$(9,569)
-400 basis points	$(13,100)	$(13,657)

The Corporation became slightly less asset sensitive as of June 30, 2026 when compared to December 31, 2025 as a result of increased  liabilities related to overnight borrowings at June 30, 2026.  All changes in net interest income from our simulation analysis remain within our policy limits.

This estimate is based on assumptions that may be affected by unforeseeable changes in the general interest rate environment and any number of unforeseeable factors. Rates on different assets and liabilities within a single maturity category adjust to changes in interest rates to varying degrees and over varying periods of time. The relationship between lending rates and rates paid on purchased funds are not constant over time. Management can respond to current or anticipated market conditions by lengthening or shortening the Bank’s sensitivity through loan repricings or changing its funding mix. The rate of growth in interest-free sources of funds will influence the level of interest-sensitive funding sources. In addition, the absolute level of interest rates will affect the volume of earning assets and funding sources. As a result of these limitations, the interest-sensitive gap is only one factor to be considered in estimating the net interest margin.

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

The following table presents the Bank’s capital ratios as of the dates indicated:

	June 30, 2026	December 31, 2025	Required for Capital Adequacy Purposes	Required to be Well Capitalized
Total Capital (to risk-weighted assets)	15.22%	15.19%	8.00%	10.00%
Tier 1 Capital (to risk-weighted assets)	13.96%	13.94%	6.00%	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)	13.96%	13.94%	4.50%	6.50%
Tier 1 Capital (to average assets)	11.56%	11.01%	4.00%	5.00%

As of both June 30, 2026 and December 31, 2025, the Bank was considered “well capitalized” under the regulatory framework for prompt corrective action.

Contractual Obligations, Commitments and Contingent Liabilities

Contractual Obligations

The Corporation enters into contractual obligations in the normal course of business. Among these obligations are FHLB advances and junior subordinated debentures, operating lease agreements for banking and subsidiaries’ offices and for data processing and telecommunications equipment.  Short-term borrowings increased by $51.6 million at June 30, 2026 when compared to December 31, 2025 as a result of overnight borrowings in anticipation of loan funding.  These borrowings were subsequently fully repaid in July 2026.

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

The contractual amounts of commitments to extend credit at the dates indicated were as follows:

(in thousands)	June 30, 2026	December 31, 2025
Residential mortgage - home equity	$74,534	$73,155
Residential mortgage - construction	20,772	14,515
Commercial	197,870	177,791
Consumer - personal credit lines	5,427	4,531
Standby letters of credit	18,839	16,350
Total	$317,442	$286,342

The increase of $31.1 million in commitments at June 30, 2026 when compared to December 31, 2025 was primarily due to new commercial business commitments originated during the first six months of 2026.

For the six-month periods ended June 30, 2026 and 2025, net credit loss expense for off-balance sheet exposures was approximately $0.2 million and $0.1 million, respectively. For the three-month periods ended June 30, 2026 and 2025, net credit loss expense for off-balance sheet exposures was $45,000 and $0.1 million, respectively.

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

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act with the SEC, such as this Quarterly Report, is recorded, processed, summarized and reported within the periods specified in those rules and forms, and that such information is accumulated and communicated to our management, including First United Corporation’s principal executive officer (“PEO”) and its principal financial officer (“PFO”), as appropriate, to allow for timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

An evaluation of the effectiveness of these disclosure controls as of June 30, 2026 was carried out under the supervision and with the participation of management, including the PEO and the PFO. Based on that evaluation, management, including the PEO and the PFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the quarter ended June 30, 2026, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes stock repurchases for the three-months ended June 30, 2026:

Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
				939,400
April 2026	—	$—	—	939,400
May 2026	10,000	36.99	10,000	929,400
June 2026	—	—	—	929,400
Total	10,000	$36.99	10,000	929,400

Note:

(1) All shares were purchased in open-market transactions pursuant to First United Corporation’s stock repurchase program that was effective on January 26, 2026.  The program authorizes the repurchase of up to 1,000,000 shares of common stock of First United Corporation through July 26, 2027.  The program authorizes the repurchases to be conducted through open market or private transactions at such times, in such amounts, and, within certain limits, at such prices per transaction as the President and Chief Executive Officer of First United Corporation determines to be appropriate.  The program was publicly announced on January 27, 2026.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended June 30, 2026, based on information provided to the Corporation, no director or officer of the Corporation adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of securities of the registrant intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act or (ii) any “non-Rule 10b51 trading arrangement” (as defined in Item 408(c) of the SEC’s Regulation S-K).

Item 6. Exhibits

The exhibits filed or furnished with this quarterly report are listed in the following Exhibit Index.

Exhibit	Description

31.1	Certifications of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
31.2	Certifications of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
32	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)
101.INS	Inline XBRL Instance Document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	The cover page of First United Corporation’s Quarterly Report on Form 10Q for the quarter ended June 30, 2026 formatted in Inline XBRL, included within the Exhibit 101 attachments (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST UNITED CORPORATION

Date: August 6, 2026	/s/ Jason B. Rush
Jason B. Rush
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2026	/s/ Tonya K. Sturm
Tonya K. Sturm, Executive Vice President,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)