Form 10-Q
period 2026-09-30
FIRST UNITED CORP/MD/
filed 2026-11-03
CIK 763907

th

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For quarterly period ended September 30, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:   6,458,457 shares of common stock, par value $0.01 per share, as of October 31, 2026.

INDEX TO QUARTERLY REPORT

FIRST UNITED CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

First United Corporation and Subsidiaries

Consolidated Statements of Financial Condition

(In thousands, except share data)

	September 30, 2026	December 31, 2025
	(unaudited)	(audited)
Assets
Cash and due from banks	$73,725	$129,830
Interest bearing deposits in banks	1,147	1,782
Cash and cash equivalents	74,872	131,612
Investment securities – available for sale (at fair value)	101,978	107,144
Investment securities – held to maturity, net of allowance for credit losses of $113 at September 30, 2026 and $102 at December 31, 2025 (fair value $137,973 at September 30, 2026 and $148,889 at December 31, 2025)	168,212	171,361
Equity investments not held for trading with readily determinable fair values	1,052	1,029
Restricted investment in bank stock, at cost	1,621	4,630
Loans held for sale	—	130
Loans	1,605,422	1,521,704
Unearned fees	(711)	(476)
Allowance for credit losses	(21,761)	(19,470)
Net loans	1,582,950	1,501,758
Premises and equipment, net	29,149	29,665
Goodwill and other intangibles	11,196	11,444
Bank owned life insurance	50,884	50,360
Deferred tax assets	9,499	8,730
Other real estate owned	—	1,083
Other repossessed assets	2,692	2,802
Right of use assets	788	1,015
Pension asset	23,140	20,798
Accrued interest receivable	7,611	7,904
Trust receivable	7,961	9,824
Other assets	24,441	26,164
Total Assets	$2,098,046	$2,087,453
Liabilities and Shareholders’ Equity
Liabilities:
Non-interest bearing deposits	$455,127	$453,036
Interest bearing deposits	1,332,602	1,282,113
Total deposits	1,787,729	1,735,149
Short-term borrowings	32,838	17,661
Long-term borrowings	30,929	95,929
Operating lease liability	927	1,180
SERP deferred compensation	9,145	9,008
Allowance for credit losses on unfunded commitments	2,074	1,218
Accrued interest payable	343	953
Other liabilities	18,266	21,031
Dividends payable	1,807	1,690
Total Liabilities	1,884,058	1,883,819
Shareholders’ Equity:
Common Stock – par value $0.01 per share; Authorized 25,000,000 shares; issued and outstanding 6,456,055 shares at September 30, 2026 and 6,499,476 at December 31, 2025	65	65
Surplus	19,706	21,551
Retained earnings	221,636	207,284
Accumulated other comprehensive loss, net of tax	(27,419)	(25,266)
Total Shareholders’ Equity	213,988	203,634
Total Liabilities and Shareholders’ Equity	$2,098,046	$2,087,453

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Nine Months Ended
	September 30,
	2026	2025

	(unaudited)
Interest income
Interest and fees on loans	$71,142	$67,109
Interest on investment securities
Taxable	5,624	5,365
Exempt from federal income tax	177	159
Total investment income	5,801	5,524
Other	1,916	2,062
Total interest income	78,859	74,695
Interest expense
Interest on deposits:
Savings	120	131
Interest-bearing transaction accounts	16,343	15,647
Time deposits	3,985	4,702
Total interest on deposits	20,448	20,480
Interest on short-term borrowings	87	58
Interest on long-term borrowings	2,050	4,031
Total interest expense	22,585	24,569
Net interest income	56,274	50,126
Credit loss expense
Credit loss expense - loans	2,723	1,865
Credit loss expense - debt securities held to maturity	11	43
Credit loss expense - off-balance sheet credit exposures	856	118
Total credit loss expense	3,590	2,026
Net interest income after provision for credit losses	52,684	48,100
Other operating income
Net gains on investments, available for sale	—	97
Net gains on sales of residential mortgage loans	214	401
Net gains on sale of fixed assets	78	1
Net gains	292	499
Other Income
Service charges on deposit accounts	1,705	1,687
Other service charges	594	638
Trust department	7,961	7,157
Debit card income	3,022	2,884
Bank owned life insurance	1,299	1,045
Brokerage commissions	1,155	1,137
Other	277	288
Total other income	16,013	14,836
Total other operating income	16,305	15,335
Other operating expenses
Salaries and employee benefits	24,480	22,239
FDIC premiums	833	778
Equipment expense	1,530	1,658
Occupancy expense of premises	2,098	2,043
Data processing expense	5,248	4,620
Marketing expense	690	616
Professional services	3,871	1,704
Contract labor	511	456
Telephone	285	283
Other real estate owned expense, net	186	369
Investor relations	205	251
Contributions	212	224
Other	3,124	3,295
Total other operating expenses	43,273	38,536
Income before income tax expense	$25,716	$24,899
Provision for income tax expense	6,205	6,161
Net Income	$19,511	$18,738
Basic net income per share	$3.02	$2.89
Diluted net income per share	$3.01	$2.88
Weighted average number of basic shares outstanding	6,463	6,487
Weighted average number of diluted shares outstanding	6,473	6,501
Dividends declared per share	$0.80	$0.70

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended
	September 30,
	2026	2025

	(Unaudited)
Interest income
Interest and fees on loans	$24,861	$23,060
Interest on investment securities
Taxable	1,837	1,826
Exempt from federal income tax	59	57
Total investment income	1,896	1,883
Other	222	819
Total interest income	26,979	25,762
Interest expense
Interest on deposits:
Savings	39	43
Interest-bearing transaction accounts	5,646	5,343
Time deposits	1,099	1,623
Total interest on deposits	6,784	7,009
Interest on short-term borrowings	50	17
Interest on long-term borrowings	531	1,333
Total Interest Expense	7,365	8,359
Net Interest income	19,614	17,403
Credit loss expense
Credit loss expense - loans	1,308	480
Credit loss expense - debt securities held to maturity	11	43
Credit loss expense/(credit) - off-balance sheet credit exposures	611	(13)
Total credit loss expense	1,930	510
Net interest income after provision for credit losses	17,684	16,893
Other operating income
Net gains on investments, available for sale	—	97
Net gains on sales of residential mortgage loans	89	163
Net gains on sale of fixed assets	32	1
Net gains	121	261
Other Income
Service charges on deposit accounts	590	563
Other service charges	201	218
Trust department	2,723	2,448
Debit card income	1,045	980
Bank owned life insurance	384	355
Brokerage commissions	385	346
Other	158	164
Total other income	5,486	5,074
Total other operating income	5,607	5,335
Other operating expenses
Salaries and employee benefits	8,122	7,589
FDIC premiums	280	266
Equipment expense	484	515
Occupancy expense of premises	683	679
Data processing expense	1,845	1,517
Marketing expense	263	182
Professional services	599	639
Contract labor	156	127
Telephone	96	89
Other real estate owned expense, net	4	69
Investor relations	60	57
Contributions	66	90
Other	1,157	1,167
Total other operating expenses	13,815	12,986
Income before income tax expense	$9,476	$9,242
Provision for income tax expense	2,295	2,294
Net Income	$7,181	$6,948
Basic net income per share	$1.11	$1.07
Diluted net income per share	$1.11	$1.07
Weighted average number of basic shares outstanding	6,455	6,496
Weighted average number of diluted shares outstanding	6,464	6,508
Dividends declared per share	$0.28	$0.26

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

	Nine Months Ended
	September 30,
	2026	2025

Comprehensive Income	(unaudited)
Net Income	$19,511	$18,738
Other comprehensive (loss)/income, net of tax and reclassification adjustments:
Available for sale securities:
Unrealized holding gains on investments with credit related impairment	421	513
Reclassification adjustment for accretable yield realized in income	152	152
Other comprehensive income on investments with credit related impairment	269	361

Unrealized holding (losses)/gains on all other AFS investments	(4,929)	3,225
Reclassification adjustment for gains realized in income	—	97
Other comprehensive (loss)/income on all other AFS investments	(4,929)	3,128

Held to maturity securities
Reclassification adjustment for amortization realized in income	(482)	(502)
Other comprehensive income on HTM investments	482	502

Cash flow hedges:
Unrealized holding losses on cash flow hedges	(76)	(287)
Other comprehensive loss on cash flow hedges	(76)	(287)

Pension plan liability:
Unrealized holding gains on pension plan liability	1,040	2,455
Reclassification adjustment for amortization of unrecognized losses realized in income	(292)	(397)
Other comprehensive income on pension plan liability	1,332	2,852

Other comprehensive (loss)/income before income tax	(2,922)	6,556
Income tax effect related to other comprehensive income/(loss)	769	(1,761)

Other comprehensive (loss)/income, net of tax	(2,153)	4,795
Comprehensive income	$17,358	$23,533

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

	Three Months Ended
	September 30,
	2026	2025

Comprehensive Income	(Unaudited)
Net Income	$7,181	$6,948
Other comprehensive (loss)/income, net of tax and reclassification adjustments:
Available for sale securities:
Unrealized holding gains on investments with credit related impairment	4	7
Reclassification adjustment for accretable yield realized in income	51	51
Other comprehensive loss on investments with credit related impairment	(47)	(44)

Unrealized holding (losses)/gains on all other AFS investments	(4,256)	891
Reclassification adjustment for gains realized in income	—	97
Other comprehensive (loss)/income on all other AFS investments	(4,256)	794

Held to Maturity Securities
Reclassification adjustment for amortization realized in income	(163)	(185)
Other comprehensive income on HTM investments	163	185

Cash flow hedges:
Unrealized holding losses on cash flow hedges	—	(98)
Other comprehensive loss on cash flow hedges	—	(98)

Pension plan liability:
Unrealized holding (losses)/gains on pension plan liability	(1,338)	2,478
Reclassification adjustment for amortization of unrecognized losses realized in income	(98)	(132)
Other comprehensive (loss)/income on pension plan liability	(1,240)	2,610

Other comprehensive (loss)/income before income tax	(5,380)	3,447
Income tax effect related to other comprehensive income/(loss)	1,427	(923)

Other comprehensive (loss)/income, net of tax	(3,953)	2,524
Comprehensive income	$3,228	$9,472

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except per share data, unaudited)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Total Shareholders' Equity
Balance at January 1, 2026	$65	$21,551	$207,284	$(25,266)	$203,634
Net income			6,663		6,663
Other comprehensive loss				(1,151)	(1,151)
Stock based compensation, net of forfeitures		(109)			(109)
Common stock issued - 7,841 shares		89			89
Common stock repurchased - 60,600 shares	(1)	(2,171)			(2,172)
Common stock dividend declared - $0.26 per share			(1,692)		(1,692)
Balance at March 31, 2026	$64	$19,360	$212,255	$(26,417)	$205,262
Net income			5,667		5,667
Other comprehensive income				2,951	2,951
Stock based compensation, net of forfeitures	1	433			434
Common stock issued - 17,119 shares		91			91
Common stock repurchased - 10,000 shares	(1)	(370)			(371)
Common stock dividend declared - $0.26 per share			(1,660)		(1,660)
Balance at June 30, 2026	$64	$19,514	$216,262	$(23,466)	$212,374
Net income			7,181		7,181
Other comprehensive loss				(3,953)	(3,953)
Stock based compensation, net of forfeitures	1	104			105
Common stock issued - 2,219 shares		88			88
Common stock dividend declared- $0.28 per share			(1,807)		(1,807)
Balance at September 30, 2026	$65	$19,706	$221,636	$(27,419)	$213,988

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except per share data, unaudited)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Total Shareholders' Equity
Balance at January 1, 2025	$65	$20,476	$189,002	$(30,248)	$179,295
Net income			5,806		5,806
Other comprehensive loss				(111)	(111)
Stock based compensation, net of forfeitures		55			55
Common stock issued - 7,538 shares		75			75
Common stock dividend declared - $0.22 per share			(1,426)		(1,426)
Balance at March 31, 2025	$65	$20,606	$193,382	$(30,359)	$183,694
Net income			5,984		5,984
Other comprehensive income				2,382	2,382
Stock based compensation, net of forfeitures		440			440
Common stock issued - 15,977 shares		75			75
Common stock dividend declared - $0.22 per share			(1,428)		(1,428)
Balance at June 30, 2025	$65	$21,121	$197,938	$(27,977)	$191,147
Net income			6,948		6,948
Other comprehensive income				2,524	2,524
Stock based compensation, net of forfeitures		93			93
Common stock issued - 2,297 shares		76			76
Common stock dividend declared- $0.26 per share			(1,689)		(1,689)
Balance at September 30, 2025	$65	$21,290	$203,197	$(25,453)	$199,099

See accompanying notes to the consolidated financial statements

First United Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended
	September 30,
	2026	2025

	(unaudited)
Operating activities
Net income	$19,511	$18,738
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,590	2,026
Depreciation	1,810	1,935
Stock based compensation, net of forfeitures	430	588
Gains on sales of other real estate owned, net	(5)	(79)
Write-downs of other real estate owned, net	—	41
Originations of loans held for sale	(2,160)	(5,816)
Proceeds from sales of loans held for sale	2,504	6,162
Gains from sales of loans held for sale	(214)	(401)
Gains on disposal of fixed assets	(78)	(1)
Net increase in equity securities with readily determinable fair values	(23)	—
Net accretion of investment securities discounts and premiums- AFS	(236)	(142)
Net accretion of investment securities discounts and premiums- HTM	(418)	(436)
Amortization of intangible assets	248	247
Gains on sales/calls of investment securities – AFS	—	(97)
Earnings on bank owned life insurance	(1,299)	(1,045)
Amortization of deferred loan fees, net	(138)	(160)
Amortization of operating lease right of use asset	227	220
Decrease/(increase) in accrued interest receivable and other assets	3,321	(9,029)
Amortization of operating lease liability	(253)	(232)
Decrease in accrued interest payable and other liabilities	(3,282)	(3,042)
Net cash provided by operating activities	23,535	9,477
Investing activities
Proceeds from prepayments/calls and maturities of investment securities - AFS	7,057	4,031
Proceeds from prepayments and maturities of investment securities - HTM	6,260	5,424
Proceeds from sales of investment securities - AFS	—	8,965
Purchases of investment securities - AFS	(6,317)	(19,831)
Purchases of investment securities - HTM	(2,704)	(2,352)
Purchase of equity securities with readily determinable fair values	—	(1,020)
Proceeds from sale of other repossessed assets	198	—
Proceeds from sale of other real estate owned	1,137	612
Proceeds from disposal of fixed assets	78	1
Proceeds from BOLI death benefit	775	—
Net decrease in restricted stock	3,009	1,140
Net increase in loans	(65,840)	(17,195)
Purchase of consumer loan pools	(18,074)	—
Purchases of premises and equipment, net	(1,294)	(2,223)
Net cash used in investing activities	(75,715)	(22,448)
Financing activities
Net increase in deposits	52,580	104,073
Issuance of common stock	268	226
Cash dividends paid on common stock	(5,042)	(4,278)
Net increase/(decrease) in short-term borrowings	15,177	(45,202)
Common stock repurchases	(2,543)	—
Payments of long-term borrowings	(65,000)	(25,000)
Net cash (used in)/provided by financing activities	(4,560)	29,819
(Decrease)/increase in cash and cash equivalents	(56,740)	16,848
Cash and cash equivalents at beginning of the year	131,612	78,327
Cash and cash equivalents at end of period	$74,872	$95,175
Supplemental information
Interest paid	$23,195	$25,030
Taxes paid	$5,045	$6,309
Non-cash investing activities:
Transfers from loans to other repossessed assets	$88	$241

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Basis of Presentation

The financial information is presented in accordance with generally accepted accounting principles and general practice for financial institutions in the United States of America (“GAAP”).  First United Corporation has prepared these unaudited condensed consolidated financial statements in accordance with GAAP for interim financial information, rules of the Securities and Exchange Commission that permit reduced disclosure for interim periods, and Article 8 of Regulation S-X.  Operating results for the nine- and three-month periods ended September 30, 2026 are not necessarily indicative of the results that may be expected for the full year or for any future interim period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Principles of Consolidation

The consolidated financial statements include the accounts of First United Corporation, First United Bank & Trust (the “Bank”), OakFirst Loan Center, LLC, OakFirst Loan Center, Inc. and First OREO Trust.  All significant inter-company accounts and transactions have been eliminated.

As used in these notes, the terms “the Corporation”, “we”, “us”, and “our” refer to First United Corporation and, unless the context clearly requires otherwise, its consolidated subsidiaries.

The Corporation has evaluated events and transactions occurring subsequent to the statement of financial condition date of September 30, 2026 and through the date on which these consolidated financial statements were issued, for items of potential recognition or disclosure.

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

In November 2025, FASB issued ASU No. 2025-08, “Financial Instruments- Credit Losses (topic 326):  Purchased Loans.”  ASU No. 2025-08 expands the scope of the “gross-up” method, formerly applicable only to purchased credit-deteriorated (“PCD”) assets, to include acquired non-PCD loans that meet certain criteria, now referred to as “purchased seasoned loans” (“PSL”).  Under this model, an allowance for expected credit losses is recognized at acquisition, offsetting the loan’s amortized cost basis, thereby eliminating the day-one credit-loss expense previously required for non-PCD assets.  PSLs are defined as non-PCD loans acquired either (i) through a business combination, or (ii) more than 90 days after origination when the acquirer was not involved in origination.  ASU No. 2025-08 is effective on a prospective basis for annual periods beginning after December 15, 2026, although early adoption is permitted.  ASU No. 2025-08 is not expected to have a material impact on our financial statements.

In November 2025, FASB issued ASU No. 2025-09, “Derivatives and Hedging (topic 815):  Hedge Accounting Improvements.”  ASU No. 2025-09 amends ASC Topic 815 to align hedge accounting more closely with an entity’s economic risk management practices.  Key amendments include (i) allowing the designation of a variable price component of a nonfinancial forecasted purchase or sale as the hedged risk, (ii) allowing the grouping of individual forecasted transactions with similar (not identical) risk exposures, (iii) a new model for hedging forecasted interest on a variable-rate debt, enabling changes in index or tenor without dedesignation, subject to simplifying assumptions, and (iv) additional clarifications related to hedge accounting of nonfinancial components, net written options, and dual-hedge strategies.  ASU No. 2025-09 is effective on a prospective basis for annual periods beginning after December 15, 2026, although early adoption and retroactive application is permitted.  ASU No. 2025-09 is not expected to have a material impact on our financial statements.

In November 2025, FASB issued ASU No. 2025-11, “Interim reporting (topic 270):  Narrow Scope Improvements.”  ASU No. 2025-11  clarifies and enhances guidance under ASC Topic 270 on interim financial reporting by (i) clarifying the scope of ASC 270 such that it now explicitly applies only to entities that issue complete interim financial statements and related notes under U.S. GAAP, (ii) establishing clear guidance on the form of interim statements and notes, incorporating a comprehensive list of required interim disclosures drawn from across the ASC, and (iii) introducing a requirement to disclose material events and changes occurring after the end of the last annual period that could impact interim results.  ASU No. 2025-11 is effective on a prospective basis for annual periods beginning after December 15, 2027, although early adoption and retroactive application is permitted.  ASU No. 2025-11 is not expected to have a material impact on our financial statements.

Note 3 – Earnings Per Share

Basic earnings per share is derived by dividing net income available to shareholders by the weighted-average number of common shares outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents. Diluted earnings per share is derived by dividing net income available to shareholders by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents, such as restricted stock units (“RSUs”). There were no anti-dilutive shares outstanding at September 30, 2026 or 2025.

The following tables set forth the calculation of basic and diluted earnings per share for the nine- and three-month periods ended September 30, 2026 and 2025:

	Nine months ended September 30,
	2026			2025
		Weighted			Weighted
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Income	Shares	Amount
Basic Earnings Per Share:

Net income	$19,511	6,463	$3.02	$18,738	6,487	$2.89

Diluted Earnings Per Share:

Restricted stock units		10			14

Net income	$19,511	6,473	$3.01	$18,738	6,501	$2.88

	Three months ended September 30,
	2026			2025
		Weighted			Weighted
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Income	Shares	Amount
Basic Earnings Per Share:

Net income	$7,181	6,455	$1.11	$6,948	6,496	$1.07

Diluted Earnings Per Share:

Restricted stock units		9			12

Net income	$7,181	6,464	$1.11	$6,948	6,508	$1.07

Note 4 – Investments

The following tables show a comparison of amortized cost and fair values of investment securities at September 30, 2026 and December 31, 2025:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
September 30, 2026
Available for Sale:
U.S. government agencies	$2,000	$—	$732	$—	$1,268
Residential mortgage-backed agencies	23,802	—	3,899	—	19,903
Commercial mortgage-backed agencies	40,710	—	10,089	—	30,621
Collateralized mortgage obligations	27,615	—	3,530	—	24,085
Obligations of states and political subdivisions	10,970	—	885	—	10,085
Corporate bonds	1,000	—	38	—	962
Collateralized debt obligations	17,249	—	2,195	—	15,054
Total available for sale	$123,346	$—	$21,368	$—	$101,978

(in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value	Allowance for Credit Losses
September 30, 2026
Held to Maturity:
U.S. government agencies	$68,820	$—	$10,592	$58,228	$—
Residential mortgage-backed agencies	32,233	—	4,287	27,946	—
Commercial mortgage-backed agencies	20,486	—	5,899	14,587	—
Collateralized mortgage obligations	42,550	—	8,771	33,779	—
Obligations of states and political subdivisions	4,236	39	842	3,433	113
Total held to maturity	$168,325	$39	$30,391	$137,973	$113

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
December 31, 2025
Available for Sale:
U.S. government agencies	$2,000	$—	$596	$—	$1,404
Residential mortgage-backed agencies	25,891	40	3,076	—	22,855
Commercial mortgage-backed agencies	37,805	1	7,738	—	30,068
Collateralized mortgage obligations	29,795	40	2,445	—	27,390
Obligations of states and political subdivisions	8,557	35	67	—	8,525
Corporate bonds	1,000	—	93	—	907
Collateralized debt obligations	18,802	—	2,807	—	15,995
Total available for sale	$123,850	$116	$16,822	$—	$107,144

(in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value	Allowance for Credit Losses
December 31, 2025
Held to Maturity:
U.S. government agencies	$68,595	$—	$7,721	$60,874	$—
Residential mortgage-backed agencies	32,084	138	2,474	29,748	—
Commercial mortgage-backed agencies	20,947	—	5,180	15,767	—
Collateralized mortgage obligations	45,447	—	7,056	38,391	—
Obligations of states and political subdivisions	4,390	206	487	4,109	102
Total held to maturity	$171,463	$344	$22,918	$148,889	$102

There was one call of an available-for-sale (“AFS”) security at par during the nine-month period ended September 30, 2026.  There were no calls during the three-month period ended September 30, 2026.  There were no calls during the nine- or three-month periods ended September 30, 2025.  There was no sales activity during the nine- or three-month periods ended September 30, 2026 and there were two transactions during the nine- and three-month periods ended September 30, 2025.

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

The Corporation adopted ASC Topic 326 using the prospective transition approach for debt securities for which other than temporary impairment (“OTTI”) had been recognized prior to January 1, 2023, such as AFS collateralized debt obligations.  As a result, the amortized cost basis for such debt securities remained the same before and after the effective date of ASC Topic 326.  The effective interest rate on these debt securities has not changed.  Amounts of OTTI that were recorded prior to January 1, 2023 are being accreted into income over the remaining lives of the assets.

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

At September 30, 2026, for HTM securities, there were no securities in non-accrual status and all were performing in accordance to their contractual terms.

The Corporation recorded ACL of approximately $113,000 and $102,000 as of September 30, 2026 and December 31, 2025, respectively,  related to one municipal bond in its HTM securities portfolio.

The following tables show the Corporation’s investment securities with gross unrealized and unrecognized losses and fair values at September 30, 2026 and December 31, 2025, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized and unrecognized loss position:

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrealized Losses	Number of Investments	Fair Value	Unrealized Losses	Number of Investments
September 30, 2026
Available for Sale:
U.S. government agencies	$—	$—	—	$1,268	$732	1
Residential mortgage-backed agencies	—	—	—	19,903	3,899	6
Commercial mortgage-backed agencies	—	—	—	30,621	10,089	13
Collateralized mortgage obligations	—	—	—	24,085	3,530	12
Obligations of states and political subdivisions	—	—	—	10,085	885	11
Corporate bonds	—	—	—	962	38	1
Collateralized debt obligations	—	—	—	15,054	2,195	8
Total available for sale	$—	$—	—	$101,978	$21,368	52

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrecognized Losses	Number of Investments	Fair Value	Unrecognized Losses	Number of Investments
September 30, 2026
Held to Maturity:
U.S. government agencies	$12,418	$82	1	$45,810	$10,510	8
Residential mortgage-backed agencies	—	—	—	27,946	4,287	44
Commercial mortgage-backed agencies	—	—	—	14,587	5,899	2
Collateralized mortgage obligations	—	—	—	33,779	8,771	8
Obligations of states and political subdivisions	—	—	—	1,984	842	2
Total held to maturity	$12,418	$82	1	$124,106	$30,309	64

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrealized Losses	Number of Investments	Fair Value	Unrealized Losses	Number of Investments
December 31, 2025
Available for Sale:
U.S. government agencies	$—	$—	—	$1,404	$596	1
Residential mortgage-backed agencies	—	—	—	17,405	3,076	3
Commercial mortgage-backed agencies	—	—	—	28,623	7,738	9
Collateralized mortgage obligations	8,811	100	1	14,160	2,345	9
Obligations of states and political subdivisions	—	—	—	3,332	67	2
Corporate Bonds	—	—	—	907	93	1
Collateralized debt obligations	—	—	—	15,995	2,807	9
Total available for sale	$8,811	$100	1	$81,826	$16,722	34

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrecognized Losses	Number of Investments	Fair Value	Unrecognized Losses	Number of Investments
December 31, 2025
Held to Maturity:
U.S. government agencies	$—	$—	—	$60,874	$7,721	9
Residential mortgage-backed agencies	—	—	—	19,434	2,474	35
Commercial mortgage-backed agencies	—	—	—	15,767	5,180	2
Collateralized mortgage obligations	—	—	—	38,391	7,056	8
Obligations of states and political subdivisions	—	—	—	2,364	487	1
Total held to maturity	$—	$—	—	$136,830	$22,918	55

The amortized cost and estimated fair value of securities by contractual maturities at September 30, 2026 are shown in the following table.  Expected maturities for mortgage-backed securities and collateralized mortgage obligations will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2026
(in thousands)	Amortized Cost	Fair Value
Contractual Maturity
Available for Sale:
Due after one year through five years	$495	$480
Due after five years through ten years	22,400	19,874
Due after ten years	8,324	7,015
	31,219	27,369
Residential mortgage-backed agencies	23,802	19,903
Commercial mortgage-backed agencies	40,710	30,621
Collateralized mortgage obligations	27,615	24,085
Total available for sale	$123,346	$101,978
Held to Maturity:
Due in one year or less	$12,500	$12,418
Due after one year through five years	4,550	4,178
Due after five years through ten years	45,462	37,772
Due after ten years	10,544	7,293
	73,056	61,661
Residential mortgage-backed agencies	32,233	27,946
Commercial mortgage-backed agencies	20,486	14,587
Collateralized mortgage obligations	42,550	33,779
Total held to maturity	$168,325	$137,973

At September 30, 2026 and December 31, 2025, AFS investment securities with an aggregate fair value of $86.5 million and $87.1 million, respectively, and HTM investment securities with an aggregate book value of $162.3 million and $169.0 million, respectively, were pledged as permitted or required to secure public deposits, for securities sold under agreements to repurchase as required or permitted by law and as collateral for borrowing capacity.

Note 5 – Loans and Related Allowance for Credit Losses

The following table summarizes the primary segments of the loan portfolio at September 30, 2026 and December 31, 2025:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
September 30, 2026
Individually evaluated for impairment	$704	$—	$4,616	$1,519	$—	$6,839
Collectively evaluated for impairment	615,779	124,429	231,746	562,554	64,075	1,598,583
Total loans	$616,483	$124,429	$236,362	$564,073	$64,075	$1,605,422
December 31, 2025
Individually evaluated for impairment	$617	$—	$17,142	$1,927	$—	$19,686
Collectively evaluated for impairment	570,191	90,272	259,892	534,985	46,678	1,502,018
Total loans	$570,808	$90,272	$277,034	$536,912	$46,678	$1,521,704

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans at September 30, 2026 and December 31, 2025:

(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due and Accruing	Non- Accrual	Total Loans
September 30, 2026
Commercial real estate:
Non-owner-occupied	$346,866	$—	$3,522	$—	$3,522	$—	$350,388
All other CRE	265,391	—	—	—	—	704	266,095
Acquisition and development:
1-4 family residential construction	23,703	—	—	—	—	—	23,703
All other A&D	100,726	—	—	—	—	—	100,726
Commercial and industrial	235,093	987	28	162	1,177	92	236,362
Residential mortgage:
Residential mortgage - term	486,410	10	1,168	414	1,592	2,074	490,076
Residential mortgage - home equity	73,337	284	95	16	395	265	73,997
Consumer	63,516	374	146	12	532	27	64,075
Total	$1,595,042	$1,655	$4,959	$604	$7,218	$3,162	$1,605,422
December 31, 2025
Commercial real estate:
Non-owner-occupied	$334,581	$—	$—	$—	$—	$102	$334,683
All other CRE	234,459	769	304	—	1,073	593	236,125
Acquisition and development:
1-4 family residential construction	15,369	—	—	—	—	—	15,369
All other A&D	74,903	—	—	—	—	—	74,903
Commercial and industrial	275,826	112	28	—	140	1,068	277,034
Residential mortgage:
Residential mortgage - term	464,294	150	2,146	244	2,540	2,223	469,057
Residential mortgage - home equity	67,154	256	86	188	530	171	67,855
Consumer	46,100	252	246	45	543	35	46,678
Total	$1,512,686	$1,539	$2,810	$477	$4,826	$4,192	$1,521,704

Non-accrual loans that have been subject to partial charge-offs totaled $41,000 at September 30, 2026 and $0.2 million at December 31, 2025.  Loans secured by 1-4 family residential real estate properties in the process of foreclosure totaled $1.3 million at September 30, 2026 and $0.5 million at December 31, 2025.  The increase was primarily related to one residential mortgage loan of approximately $1.1 million.  As a percentage of the loan portfolio, accruing loans past due 30 days or more increased to 0.45% at September 30, 2026 compared to 0.32% at December 31, 2025 and 0.26% as of September 30, 2025.  This increase was attributable to one large non-owner occupied commercial real estate loan.

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

Acquisition and Development- loans include both commercial and consumer.  Commercial loans are made to finance construction of buildings or other structures, as well as to finance the acquisition and development of raw land for various purposes.  While the risk of these loans is generally confined to the construction period, the project may not be completed if there are problems during that period and, as such, may not provide sufficient cash flow on its own to service the debt or have sufficient value in a liquidation to cover the outstanding principal.  The condition of the local economy is an important indicator of risk, but there are also more specific risks depending on the type of project and the experience and resources of the developer.  Consumer loans are made for the construction of residential homes for which a binding sales contract exists and generally are for a period of time sufficient to complete construction.  Residential construction loans to individuals generally provide for the payment of interest only during the construction phase.  Credit risk for residential real estate construction loans can arise from construction delays, cost overruns, failure of the contractor to complete the project to specifications and economic conditions that could impact demand for supply of the property being constructed.

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

The following tables present the amortized cost basis of loans on a nonaccrual status at September 30, 2026 and December 31, 2025:

(in thousands)	Nonaccrual Loans With No Allowance for Credit Loss	Nonaccrual Loans With Allowance for Credit Loss	Total Nonaccrual Loans
September 30, 2026
Commercial real estate
All other CRE	$704	$—	$704
Commercial and industrial		92	92
Residential mortgage
Residential mortgage - term	1,519	555	2,074
Residential mortgage – home equity		265	265
Consumer		27	27
Total	$2,223	$939	$3,162

(in thousands)	Nonaccrual Loans With No Allowance for Credit Loss	Nonaccrual Loans With Allowance for Credit Loss	Total Nonaccrual Loans
December 31, 2025
Commercial real estate
Non owner-occupied	$102	$—	$102
All other CRE	515	78	593
Commercial and industrial	978	90	1,068
Residential mortgage
Residential mortgage - term	1,823	400	2,223
Residential mortgage – home equity	104	67	171
Consumer	—	35	35
Total	$3,522	$670	$4,192

The following table summarizes the primary segments of the ACL at September 30, 2026 and December 31, 2025, segregated by the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
September 30, 2026
Individually evaluated for impairment	$—	$—	$109	$—	$—	$109
Collectively evaluated for impairment	5,753	2,237	2,999	9,515	1,148	21,652
Total ACL	$5,753	$2,237	$3,108	$9,515	$1,148	$21,761
December 31, 2025
Individually evaluated for impairment	$—	$—	$417	$—	$—	$417
Collectively evaluated for impairment	4,644	1,278	4,056	8,272	803	19,053
Total ACL	$4,644	$1,278	$4,473	$8,272	$803	$19,470

Changes in the fair value of the types of collateral for individually evaluated loans are reported as provision for credit loss in the period of change.  The evaluation of the need and amount of a specific allocation of the ACL and whether a loan can be removed from impairment status is made on a quarterly basis.

The following tables present the amortized cost basis of collateral-dependent, individually-evaluated loans as of September 30, 2026 and December 31, 2025.

	September 30, 2026
(in thousands)	Real Estate	Other Collateral	Non-Accrual Loans with No Allowance for Credit Loss
Commercial real estate	$704	$—	$704
Residential mortgage	1,519	—	1,519
Total Loans	$2,223	$—	$2,223

	December 31, 2025
(in thousands)	Real Estate	Other Collateral	Non-Accrual Loans with No Allowance for Credit Loss
Commercial real estate	$617	$—	$617
Commercial and industrial	—	978	978
Residential mortgage	1,927	—	1,927
Total Loans	$2,544	$978	$3,522

The following tables present the activity in the ACL for the nine- and three-month periods ended September 30, 2026 and 2025.

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
Beginning balance at January 1, 2026	$4,644	$1,278	$4,473	$8,272	$803	$19,470
Loan charge-offs	(1)	—	(148)	(4)	(530)	(683)
Recoveries collected	—	17	33	47	154	251
Credit loss expense/(credit)	1,110	942	(1,250)	1,200	721	2,723
ACL balance at September 30, 2026	$5,753	$2,237	$3,108	$9,515	$1,148	$21,761
Beginning balance at January 1, 2025	$5,272	$909	$4,205	$7,010	$774	$18,170
Loan charge-offs	—	(9)	(897)	(15)	(612)	(1,533)
Recoveries collected	—	304	35	36	212	587
Credit loss expense/(credit)	539	(201)	1,135	70	322	1,865
ACL balance at September 30, 2025	$5,811	$1,003	$4,478	$7,101	$696	$19,089

Three months ended (in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
ACL balance at July 1, 2026	$5,805	$1,563	$3,768	$8,399	$1,056	$20,591
Loan charge-offs	(1)	—	(14)	—	(204)	(219)
Recoveries collected	—	4	23	7	47	81
Credit loss expense/(credit)	(51)	670	(669)	1,109	249	1,308
ACL balance at September 30, 2026	$5,753	$2,237	$3,108	$9,515	$1,148	$21,761
ACL balance at July 1, 2025	$6,166	$1,043	$4,226	$6,902	$707	$19,044
Loan charge-offs	—	—	(527)	(15)	(213)	(755)
Recoveries collected	—	233	22	7	58	320
Credit loss expense/(credit)	(355)	(273)	757	207	144	480
ACL balance at September 30, 2025	$5,811	$1,003	$4,478	$7,101	$696	$19,089

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

The following tables present loan balances by year of origination and internally assigned risk rating for our portfolio segments for the periods presented:

(in thousands)	2026	2025	2024	2023	2022	2021 and Prior	Revolving	Total Portfolio Loans
September 30, 2026
Commercial real estate:
Non-owner-occupied
Pass	$27,920	$25,070	$21,829	$46,433	$74,413	$134,647	$14,472	$344,784
Special Mention	—	—	3,863	—	—	—	—	3,863
Substandard	—	—	—	—	—	1,741	—	1,741
Total non-owner occupied	27,920	25,070	25,692	46,433	74,413	136,388	14,472	350,388
Current period gross charge-offs	—	—	—	—	—	—	—	—
All other CRE
Pass	50,856	24,124	49,881	29,377	20,376	80,503	2,997	258,114
Substandard	—	—	896	704	—	5,781	600	7,981
Total all other CRE	50,856	24,124	50,777	30,081	20,376	86,284	3,597	266,095
Current period gross charge-offs	—	—	—	—	—	1	—	1
Acquisition and development:
1-4 family residential construction
Pass	10,201	9,168	—	204	—	—	4,130	23,703
Total acquisition and development	10,201	9,168	—	204	—	—	4,130	23,703
Current period gross charge-offs	—	—	—	—	—	—	—	—
All other A&D
Pass	42,648	11,233	14,888	2,635	3,281	8,518	17,235	100,438
Substandard	—	288	—	—	—	—		288
Total all other A&D	42,648	11,521	14,888	2,635	3,281	8,518	17,235	100,726
Current period gross charge-offs	—	—	—	—	—	—	—	—
Commercial and industrial:
Pass	28,657	34,241	14,396	19,186	9,975	19,004	73,313	198,772
Special Mention	—	—	4,250	13,000	3,500	—	—	20,750
Substandard	—	—	115	5,952	268	1,394	9,111	16,840
Total commercial and industrial	28,657	34,241	18,761	38,138	13,743	20,398	82,424	236,362
Current period gross charge-offs	—	49	—	21	28	50	—	148
Residential mortgage:
Residential mortgage - term
Pass	59,564	49,809	40,566	58,581	78,004	194,235	1,995	482,754
Substandard	—	384	—	—	828	6,089	21	7,322
Total residential mortgage - term	59,564	50,193	40,566	58,581	78,832	200,324	2,016	490,076
Current period gross charge-offs	—	—	—	—	—	4	—	4
Residential mortgage - home equity
Pass	549	654	56	508	2,764	1,221	67,225	72,977
Substandard	—	—	—	—	—	6	1,014	1,020
Total residential mortgage - home equity	549	654	56	508	2,764	1,227	68,239	73,997
Current period gross charge-offs	—	—	—	—	—	—	—	—
Consumer:
Pass	28,149	6,890	3,899	3,976	1,864	14,859	4,182	63,819
Substandard	5	25	125	41	40	15	5	256
Total consumer	28,154	6,915	4,024	4,017	1,904	14,874	4,187	64,075
Current period gross charge-offs	240	111	69	40	7	63	—	530
Total Portfolio Loans
Pass	248,544	161,189	145,515	160,900	190,677	452,987	185,549	1,545,361
Special Mention	—	—	8,113	13,000	3,500	—	—	24,613
Substandard	5	697	1,136	6,697	1,136	15,026	10,751	35,448
Total Portfolio Loans	$248,549	$161,886	$154,764	$180,597	$195,313	$468,013	$196,300	$1,605,422
Current YTD Period:
Current period gross charge-offs	$240	$160	$69	$61	$35	$118	$—	$683

(in thousands)	2025	2024	2023	2022	2021	2020 and Prior	Revolving	Total Portfolio Loans
December 31, 2025
Commercial real estate:
Non-owner-occupied
Pass	$33,245	$22,810	$40,375	$78,385	$25,911	$123,082	$8,917	$332,725
Substandard	—	—	102	—	—	1,856	—	1,958
Total non-owner occupied	33,245	22,810	40,477	78,385	25,911	124,938	8,917	334,683
Current period gross charge-offs	—	—	—	—	—	—	—	—
All other CRE
Pass	24,612	50,485	31,650	22,273	20,617	75,235	3,240	228,112
Special Mention	—	—	—	—	864	—	—	864
Substandard	—	915	—	—	1,712	3,922	600	7,149
Total all other CRE	24,612	51,400	31,650	22,273	23,193	79,157	3,840	236,125
Current period gross charge-offs	—	—	—	—	—	—	—	—
Acquisition and development:
1-4 family residential construction
Pass	11,783	91	980	—	—	—	2,515	15,369
Total acquisition and development	11,783	91	980	—	—	—	2,515	15,369
Current period gross charge-offs	—	—	—	—	—	—	—	—
All other A&D
Pass	13,267	24,703	8,852	3,988	1,582	8,840	13,374	74,606
Substandard	297	—	—	—	—	—	—	297
Total all other A&D	13,564	24,703	8,852	3,988	1,582	8,840	13,374	74,903
Current period gross charge-offs	—	—	—	—	—	9	—	9
Commercial and industrial:
Pass	37,145	17,406	17,629	45,513	11,060	13,892	71,139	213,784
Special Mention	—	4,250	19,112	3,638	32	—	4,963	31,995
Substandard	22	100	235	1,008	106	8,015	21,769	31,255
Total commercial and industrial	37,167	21,756	36,976	50,159	11,198	21,907	97,871	277,034
Current period gross charge-offs	—	—	—	—	570	441	—	1,011
Residential mortgage:
Residential mortgage - term
Pass	44,643	47,862	63,667	86,508	69,335	148,527	1,057	461,599
Substandard	—	—	—	857	1,173	5,405	23	7,458
Total residential mortgage - term	44,643	47,862	63,667	87,365	70,508	153,932	1,080	469,057
Current period gross charge-offs	—	—	—	—	—	—	—	—
Residential mortgage - home equity
Pass	558	59	567	3,180	557	866	61,070	66,857
Substandard	—	—	—	—	—	9	989	998
Total residential mortgage - home equity	558	59	567	3,180	557	875	62,059	67,855
Current period gross charge-offs	—	—	15	—	—	—	—	15
Consumer:
Pass	9,849	6,814	6,369	3,372	1,593	15,573	2,789	46,359
Substandard	60	94	82	49	7	15	12	319
Total consumer	9,909	6,908	6,451	3,421	1,600	15,588	2,801	46,678
Current period gross charge-offs	275	92	172	18	104	54	—	715
Total Portfolio Loans
Pass	175,102	170,230	170,089	243,219	130,655	386,015	164,101	1,439,411
Special Mention	—	4,250	19,112	3,638	896	—	4,963	32,859
Substandard	379	1,109	419	1,914	2,998	19,222	23,393	49,434
Total Portfolio Loans	$175,481	$175,589	$189,620	$248,771	$134,549	$405,237	$192,457	$1,521,704
Current YTD Period:
Current period gross charge-offs	$275	$92	$187	$18	$674	$504	$—	$1,750

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past.

The following tables present loan balances by year of origination segregated by performing and non-performing loans for the periods presented:

(in thousands)	2026	2025	2024	2023	2022	2021 and Prior	Revolving	Total Portfolio Loans
September 30, 2026
Commercial real estate:
Non-owner-occupied
Performing	$27,920	$25,070	$25,692	$46,433	$74,413	$136,388	$14,472	$350,388
Total non-owner occupied	27,920	25,070	25,692	46,433	74,413	136,388	14,472	350,388
All other CRE
Performing	50,856	24,124	50,777	29,377	20,376	86,284	3,597	265,391
Nonperforming	—	—	—	704	—	—	—	704
Total all other CRE	50,856	24,124	50,777	30,081	20,376	86,284	3,597	266,095
Acquisition and development:
1-4 family residential construction
Performing	10,201	9,168	—	204	—	—	4,130	23,703
Total acquisition and development	10,201	9,168	—	204	—	—	4,130	23,703
All other A&D
Performing	42,648	11,521	14,888	2,635	3,281	8,518	17,235	100,726
Total all other A&D	42,648	11,521	14,888	2,635	3,281	8,518	17,235	100,726
Commercial and industrial:
Performing	28,657	34,241	18,761	38,138	13,489	20,398	82,424	236,108
Nonperforming	—	—	—	—	254	—	—	254
Total commercial and industrial	28,657	34,241	18,761	38,138	13,743	20,398	82,424	236,362
Residential mortgage:
Residential mortgage - term
Performing	59,564	49,809	40,566	58,581	78,832	198,220	2,016	487,588
Nonperforming	—	384	—	—	—	2,104	—	2,488
Total residential mortgage - term	59,564	50,193	40,566	58,581	78,832	200,324	2,016	490,076
Residential mortgage - home equity
Performing	549	654	56	508	2,764	1,227	67,958	73,716
Nonperforming	—	—	—	—	—	—	281	281
Total residential mortgage - home equity	549	654	56	508	2,764	1,227	68,239	73,997
Consumer:
Performing	28,149	6,904	4,021	4,011	1,900	14,864	4,187	64,036
Nonperforming	5	11	3	6	4	10	—	39
Total consumer	28,154	6,915	4,024	4,017	1,904	14,874	4,187	64,075
Total Portfolio Loans
Performing	248,544	161,491	154,761	179,887	195,055	465,899	196,019	1,601,656
Nonperforming	5	395	3	710	258	2,114	281	3,766
Total Portfolio Loans	$248,549	$161,886	$154,764	$180,597	$195,313	$468,013	$196,300	$1,605,422

(in thousands)	2025	2024	2023	2022	2021	2020 and Prior	Revolving	Total Portfolio Loans
December 31, 2025
Commercial real estate:
Non-owner-occupied
Performing	$33,245	$22,810	$40,375	$78,385	$25,911	$124,938	$8,917	$334,581
Nonperforming	—	—	102	—	—	—	—	102
Total non-owner occupied	33,245	22,810	40,477	78,385	25,911	124,938	8,917	334,683
All other CRE
Performing	24,612	51,400	31,650	22,273	23,193	78,564	3,840	235,532
Nonperforming	—	—	—	—	—	593	—	593
Total all other CRE	24,612	51,400	31,650	22,273	23,193	79,157	3,840	236,125
Acquisition and development:
1-4 family residential construction
Performing	11,783	91	980	—	—	—	2,515	15,369
Nonperforming	—	—	—	—	—	—	—	—
Total acquisition and development	11,783	91	980	—	—	—	2,515	15,369
All other A&D
Performing	13,564	24,703	8,852	3,988	1,582	8,840	13,374	74,903
Nonperforming	—	—	—	—	—	—	—	—
Total all other A&D	13,564	24,703	8,852	3,988	1,582	8,840	13,374	74,903
Commercial and industrial:
Performing	37,167	21,756	36,976	49,181	11,108	21,907	97,871	275,966
Nonperforming	—	—	—	978	90	—	—	1,068
Total commercial and industrial	37,167	21,756	36,976	50,159	11,198	21,907	97,871	277,034
Residential mortgage:
Residential mortgage - term
Performing	44,643	47,862	63,667	87,365	70,127	151,846	1,080	466,590
Nonperforming	—	—	—	—	381	2,086	—	2,467
Total residential mortgage - term	44,643	47,862	63,667	87,365	70,508	153,932	1,080	469,057
Residential mortgage - home equity
Performing	558	59	567	3,180	557	875	61,700	67,496
Nonperforming	—	—	—	—	—	—	359	359
Total residential mortgage - home equity	558	59	567	3,180	557	875	62,059	67,855
Consumer:
Performing	9,909	6,891	6,416	3,409	1,600	15,572	2,801	46,598
Nonperforming	—	17	35	12	—	16	—	80
Total consumer	9,909	6,908	6,451	3,421	1,600	15,588	2,801	46,678
Total Portfolio Loans
Performing	175,481	175,572	189,483	247,781	134,078	402,542	192,098	1,517,035
Nonperforming	—	17	137	990	471	2,695	359	4,669
Total Portfolio Loans	$175,481	$175,589	$189,620	$248,771	$134,549	$405,237	$192,457	$1,521,704

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

The following tables present the amortized cost basis and the financial effect of loans modified to borrowers experiencing financial difficulty during the nine- and three-month periods ended September 30, 2026 and 2025.  For the nine months ended September 30, 2026, three new loans were modified, one existing loan was re-modified and one existing modification was repaid.  During the third quarter of 2026, one new loan was modified.

(in thousands)	Term Extension	Percentage of Total Loan Type	Weighted Average Term and Principal Payment Extension
Nine months ended September 30, 2026
All other CRE	$857	0.32%	12 months
Commercial and industrial	5,751	2.43%	3 months
Total	$6,608

(in thousands)	Term Extension	Percentage of Total Loan Type	Weighted Average Term and Principal Payment Extension
Nine months ended September 30, 2025
All other CRE	$868	0.36%	12 months
Commercial and industrial	23	0.01%	60 months
Total	$891

(in thousands)	Term Extension	Percentage of Total Loan Type	Weighted Average Term and Principal Payment Extension
Three months ended September 30, 2026
Commercial and industrial	$5,733	2.43%	3 months
Total	$5,733

The Corporation monitors loan payments on performing and non-performing loans on an ongoing basis to determine if a loan is considered to have a payment default.  Loans that have been modified in the last 12 months made to borrowers experiencing financial difficulty have made all contractual payments in the nine- and three-month periods ended September 30, 2026.

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

The fair value of available-for-sale investments is determined using a market approach. At both September 30, 2026 and December 31, 2025, the U.S. Government agencies and treasuries, residential and commercial mortgage-backed securities, and municipal bonds segments were classified as Level 2 within the valuation hierarchy. Their fair values were determined based upon market-corroborated inputs and valuation matrices, which were obtained through third party data service providers or securities brokers through which we have historically transacted both purchases and sales of investment securities.

Equity investments not held for trading with readily determinable fair values consisted of money market mutual funds as of both September 30, 2026 and December 31, 2025 and were classified as Level 1 within the valuation hierarchy.  Their fair values were determined based upon daily published net asset values with which investors can freely redeem from the fund.

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

Individually evaluated loans – Loans included in the table below are those that are considered individually evaluated with a specific allocation or with partial charge-offs, based upon the guidance of Topic 326 in ASU No. 2016-13, Financial Instruments -  Credit Losses, under which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. Fair value consists of the loan balance less its valuation allowance and is generally determined based on independent third-party appraisals of the collateral or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values based upon the lowest level of input that is significant to the fair value measurements.

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

For assets measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2026 and December 31, 2025 were as follows:

		Fair Value Measurements at September 30, 2026 Using
		Quoted
		Prices in	Significant
	Assets	Active Markets	Other	Significant
	Measured at	for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
(in thousands)	9/30/2026	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$1,268		$1,268
Residential mortgage-backed agencies	19,903		19,903
Commercial mortgage-backed agencies	30,621		30,621
Collateralized mortgage obligations	24,085		24,085
Obligations of states and political subdivisions	10,085		10,085
Corporate bonds	962		962
Collateralized debt obligations	15,054			$15,054
Equity investments not held for trading with readily determinable fair values	1,052	$1,052
Non-recurring:
Collateral dependent loans	—			—

		Fair Value Measurements at December 31, 2025 Using
		Quoted
		Prices in	Significant
	Assets/(liabilities)	Active Markets	Other	Significant
	Measured at	for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
(in thousands)	12/31/25	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$1,404		$1,404
Residential mortgage-backed agencies	22,855		22,855
Commercial mortgage-backed agencies	30,068		30,068
Collateralized mortgage obligations	27,390		27,390
Obligations of states and political subdivisions	8,525		8,525
Corporate bonds	907		907
Collateralized debt obligations	15,995			$15,995
Equity investments not held for trading with readily determinable fair values	1,029	$1,029
Financial derivatives	76		76
Non-recurring:
Collateral dependent loans	266			266
Other real estate owned	853			853

There were no transfers of assets between any levels of the fair value hierarchy for the nine- or three-month periods ended September 30, 2026 or 2025.

For Level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2026 and December 31, 2025, the significant unobservable inputs used in the fair value measurements were as follows:

(in thousands)	Fair Value at September 30, 2026	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:
Investment securities – available for sale -CDO	$15,054	Discounted Cash Flow	Discount Margin	Range of mid to upper 400 bps

(in thousands)	Fair Value at December 31, 2025	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:
Investment securities – available for sale -CDO	$15,995	Discounted Cash Flow	Discount Margin	Range of upper 200 to upper 400 bps

Non-recurring:
Collateral dependent loans	$266	Market Comparable Properties	Marketability Discount	N/A

Other real estate owned	$853	Market Comparable Properties	Marketability Discount	15.0%

The following tables show a reconciliation of the beginning and ending balances for fair valued assets measured on a recurring basis using Level 3 significant unobservable inputs for the nine- and three-month periods ended September 30, 2026 and 2025:

Fair Value Measurements
Using Significant Unobservable Inputs
(Level 3)
Investment Securities
(in thousands)	Available for Sale
Beginning balance January 1, 2026	$15,995
Total gains realized/unrealized:
Included in other comprehensive income	748
Total reductions due to call of investment	(1,689)
Ending balance September 30, 2026	$15,054

Fair Value Measurements
Using Significant Unobservable Inputs
(Level 3)
Investment Securities
(in thousands)	Available for Sale
Beginning balance January 1, 2025	$14,718
Total gains realized/unrealized:
Included in other comprehensive income	501
Ending balance September 30, 2025	$15,219

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale
Beginning balance July 1, 2026	$15,058
Total gains realized/unrealized:
Included in other comprehensive income	(4)
Ending balance September 30, 2026	$15,054

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale
Beginning balance July 1, 2025	$15,241
Total gains realized/unrealized:
Included in other comprehensive income	(22)
Ending balance September 30, 2025	$15,219

There were no gains or losses included in earnings attributable to the change in realized/unrealized gains or losses related to the assets for the nine- or three-month periods ended September 30, 2026 or 2025.

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

The following tables present fair value information about financial instruments, whether or not recognized in the Consolidated Statement of Financial Condition, for which it is practicable to estimate that value. The actual carrying amounts and estimated fair values of the Corporation’s financial instruments that are included in the Consolidated Statement of Financial Condition are as follows:

	September 30, 2026		Fair Value Measurements
			Quoted
			Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$73,725	$73,725	$73,725
Interest bearing deposits in banks	1,147	1,147	1,147
Investment securities - AFS	101,978	101,978		$86,924	$15,054
Investment securities - HTM	168,212	137,973		136,524	1,449
Equity securities not held for trading with readily determinable fair values	1,052	1,052	1,052
Restricted bank stock	1,621	N/A
Loans, net	1,582,950	1,530,504			1,530,504
Accrued interest receivable	7,611	7,611		—	7,611
Financial Liabilities:
Deposits - non-maturity	1,642,327	1,642,327		1,642,327
Deposits - time deposits	145,402	143,548		143,548
Short-term borrowed funds	32,838	32,838		32,838
Long-term borrowed funds	30,929	31,270		31,270
Accrued interest payable	343	343		343

	December 31, 2025		Fair Value Measurements
			Quoted
			Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$129,830	$129,830	$129,830
Interest bearing deposits in banks	1,782	1,782	1,782
Investment securities - AFS	107,144	107,144		$91,149	$15,995
Investment securities - HTM	171,361	148,889		147,144	1,745
Equity investments not held for trading with readily determinable fair values	1,029	1,029	1,029
Restricted bank stock	4,630	N/A
Loans, net	1,501,758	1,469,463			1,469,463
Financial derivative	76	76		76
Accrued interest receivable	7,904	7,904		895	7,009
Financial Liabilities:
Deposits - non-maturity	1,534,191	1,534,191		1,534,191
Deposits - time deposits	200,958	199,967		199,967
Short-term borrowed funds	17,661	17,661		17,661
Long-term borrowed funds	95,929	95,775		95,775
Accrued interest payable	953	953		953

Note 7 – Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive loss for the nine- and three-month periods ended September 30, 2026 and 2025:

	Investment
	securities-
	with credit	Investment
	related	securities-	Investment
	impairment	all other	securities-	Cash Flow	Pension
(in thousands)	AFS	AFS	HTM	Hedge	Plan	SERP	Total
Accumulated OCL, net:
Balance - January 1, 2026	$(2,377)	$(10,383)	$(4,212)	$73	$(8,246)	$(121)	$(25,266)
Other comprehensive income/(loss) before reclassifications	162	(527)	—	(60)	(877)	—	(1,302)
Amounts reclassified from accumulated other comprehensive income	(36)	—	116	—	71	—	151
Balance - March 31, 2026	$(2,251)	$(10,910)	$(4,096)	$13	$(9,052)	$(121)	$(26,417)
Other comprehensive income before reclassifications	144	32	—	—	2,624	—	2,800
Amounts reclassified from accumulated other comprehensive income	(38)	—	118	—	71	—	151
Balance - June 30, 2026	$(2,145)	$(10,878)	$(3,978)	$13	$(6,357)	$(121)	$(23,466)
Other comprehensive income/(loss) before reclassifications	2	(3,127)	—	—	(983)	—	(4,108)
Amounts reclassified from accumulated other comprehensive income	(38)	—	120	—	73	—	155
Balance - September 30, 2026	$(2,181)	$(14,005)	$(3,858)	$13	$(7,267)	$(121)	$(27,419)

	Investment
	securities-
	with credit	Investment
	related	securities-	Investment
	impairment	all other	securities-	Cash Flow	Pension
(in thousands)	AFS	AFS	HTM	Hedge	Plan	SERP	Total
Accumulated OCL, net:
Balance - January 1, 2025	$(2,592)	$(13,792)	$(4,696)	$372	$(9,723)	$183	$(30,248)
Other comprehensive income/(loss) before reclassifications	6	1,357	—	(85)	(1,562)	—	(284)
Amounts reclassified from accumulated other comprehensive income	(37)	—	113	—	97	—	173
Balance - March 31, 2025	$(2,623)	$(12,435)	$(4,583)	$287	$(11,188)	$183	$(30,359)
Other comprehensive income/(loss)before reclassifications	365	356	—	(64)	1,545	—	2,202
Amounts reclassified from accumulated other comprehensive loss	(37)	—	120	—	97	—	180
Balance - June 30, 2025	$(2,295)	$(12,079)	$(4,463)	$223	$(9,546)	$183	$(27,977)
Other comprehensive income/(loss) before reclassifications	5	654	—	(77)	1,819	—	2,401
Amounts reclassified from accumulated other comprehensive loss	(37)	(71)	135	—	96	—	123
Balance - September 30, 2025	$(2,327)	$(11,496)	$(4,328)	$146	$(7,631)	$183	$(25,453)

The following tables present the components of other comprehensive (loss)/income for the nine- and three-month periods ended September 30, 2026 and 2025:

	Before	Tax
Components of Other Comprehensive Loss	Tax	(Expense)
(in thousands)	Amount	Benefit	Net
For the nine months ended September 30, 2026
Available for sale (AFS) securities with credit related impairment:
Unrealized holding gains	$421	$(113)	$308
Less: accretable yield recognized in income	152	(40)	112
Net unrealized gains on investments with credit related impairment	269	(73)	196
Available for sale securities – all other:
Unrealized holding losses	(4,929)	1,307	(3,622)
Net unrealized losses on all other AFS securities	(4,929)	1,307	(3,622)
Held to maturity securities:
Less: amortization recognized in income	(482)	128	(354)
Net unrealized gains on HTM securities	482	(128)	354
Cash flow hedges:
Unrealized holding losses	(76)	16	(60)
Pension Plan:
Unrealized net actuarial gains	1,040	(276)	764
Less: amortization of unrecognized losses	(292)	77	(215)
Net pension plan asset adjustment	1,332	(353)	979
Other comprehensive loss	$(2,922)	$769	$(2,153)

	Before	Tax
Components of Other Comprehensive Income	Tax	(Expense)
(in thousands)	Amount	Benefit	Net
For the nine months ended September 30, 2025
Available for sale (AFS) securities with credit related impairment:
Unrealized holding gains	$513	$(137)	$376
Less: accretable yield recognized in income	152	(41)	111
Net unrealized gains on investments with credit related impairment	361	(96)	265
Available for sale securities – all other:
Unrealized holding gains	3,225	(858)	2,367
Less: gains recognized in income	97	(26)	71
Net unrealized gains on all other AFS securities	3,128	(832)	2,296
Held to maturity securities:
Unrealized holding gains on securities transferred to held to maturity	—	—	—
Less: amortization recognized in income	(502)	134	(368)
Net unrealized gains on HTM securities	502	(134)	368
Cash flow hedges:
Unrealized holding losses	(287)	61	(226)
Pension Plan:
Unrealized net actuarial gains	2,455	(653)	1,802
Less: amortization of unrecognized losses	(397)	107	(290)
Net pension plan asset adjustment	2,852	(760)	2,092
Other comprehensive income	$6,556	$(1,761)	$4,795

Components of Other Comprehensive Loss (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the three months ended September 30, 2026
Available for sale (AFS) securities with credit related impairment:
Unrealized holding gains	$4	$(2)	$2
Less: accretable yield recognized in income	51	(13)	38
Net unrealized losses on investments with credit related impairment	(47)	11	(36)
Available for sale securities – all other:
Unrealized holding losses	(4,256)	1,129	(3,127)
Net unrealized losses on all other AFS securities	(4,256)	1,129	(3,127)
Held to maturity securities:
Less: amortization recognized in income	(163)	43	(120)
Net unrealized gains on HTM securities	163	(43)	120
Pension Plan:
Unrealized net actuarial losses	(1,338)	355	(983)
Less: amortization of unrecognized loss	(98)	25	(73)
Net pension plan asset adjustment	(1,240)	330	(910)
Other comprehensive loss	$(5,380)	$1,427	$(3,953)

Components of Other Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the three months ended September 30, 2025
Available for sale (AFS) securities with credit related impairment:
Unrealized holding gains	$7	$(2)	$5
Less: accretable yield recognized in income	51	(14)	37
Net unrealized losses on investments with credit related impairment	(44)	12	(32)
Available for sale securities – all other:
Unrealized holding gains	891	(237)	654
Less: gains recognized in income	97	(26)	71
Net unrealized gains on all other AFS securities	794	(211)	583
Held to maturity securities:
Less: amortization recognized in income	(185)	50	(135)
Net unrealized gains on HTM securities	185	(50)	135
Cash flow hedges:
Unrealized holding losses	(98)	21	(77)
Pension Plan:
Unrealized net actuarial gains	2,478	(659)	1,819
Less: amortization of unrecognized losses	(132)	36	(96)
Net pension plan asset adjustment	2,610	(695)	1,915
Other comprehensive income	$3,447	$(923)	$2,524

The following tables present the details of amounts reclassified from accumulated other comprehensive loss for the nine- and three-month periods ended September 30, 2026 and 2025:

Amounts Reclassified from	Nine months ended
Accumulated Other Comprehensive Loss	September 30,		Affected Line Item in the Statement

(in thousands)	2026	2025	Where Net Income is Presented
Net unrealized gains on available for sale investment securities with credit related impairment:
Accretable yield	$152	$152	Interest income on taxable investment securities
Taxes	(40)	(41)	Provision for income tax expense
	$112	$111	Net of tax
Net unrealized gains on available for sale investment securities - all others:
Gains recognized	$—	$97	Net gains
Taxes	—	(26)	Provision for income tax expense
	$—	$71	Net of tax
Net unrealized gains on held to maturity securities:
Amortization	$(482)	$(502)	Interest income on taxable investment securities
Taxes	128	134	Credit for income tax expense
	$(354)	$(368)	Net of tax
Net pension plan asset adjustment:
Amortization of unrecognized losses	$(292)	$(397)	Other Operating Expenses
Taxes	77	107	Credit for income tax expense
	$(215)	$(290)	Net of tax
Total reclassifications for the period	$(457)	$(476)	Net of tax

Amounts Reclassified from	Three Months Ended
Accumulated Other Comprehensive Loss	September 30,		Affected Line Item in the Statement
(in thousands)	2026	2025	Where Net Income is Presented
Net unrealized gains on available for sale investment securities with credit related impairment:
Accretable yield	$51	$51	Interest income on taxable investment securities
Taxes	(13)	(14)	Provision for income tax expense
	$38	$37	Net of tax
Net unrealized gains on available for sale investment securities - all others:
Gains recognized	$—	$97	Net gains
Taxes	—	(26)	Provision for income tax expense
	$—	$71	Net of tax
Net unrealized losses on held to maturity securities:
Amortization	$(163)	$(185)	Interest income on taxable investment securities
Taxes	43	50	Credit for income tax expense
	$(120)	$(135)	Net of tax
Net pension plan asset adjustment:
Amortization of unrecognized losses	$(98)	$(132)	Other Operating Expenses
Taxes	25	36	Credit for income tax expense
	$(73)	$(96)	Net of tax
Total reclassifications for the period	$(155)	$(123)	Net of tax

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

Pursuant to First United Corporation’s director compensation policy, each director receives an annual retainer of 1,000 shares of First United Corporation common stock, plus $15,000 to be paid, at the director’s election, in cash or additional shares of common stock.   In May 2026, a total of 10,448 fully vested shares of common stock were issued to directors, which had a grant date fair value of $37.89 per share. In May 2025, a total of 11,692 fully vested shares of common stock were issued to directors, which had a grant date fair value of $31.52 per share.  Director stock compensation was $287,792 and $258,318 for the nine-month periods ending September 30, 2026 and 2025, respectively.  Director stock compensation expense was $98,969 and $92,133 for the three-month periods ended September 30, 2026 and 2025, respectively.

Employee stock compensation was $94,178 and $21,400 for the nine-month periods ended September 30, 2026 and 2025, respectively.  Employee stock compensation expense was $30,721 and $2,804 for the three-month periods ended September 30, 2026 and 2025, respectively.

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

In March 2022, the Corporation granted performance-vesting RSUs relating to 8,096 shares (target) and time-vesting RSUs relating to 6,238 shares, which had a grant date fair market value of $21.88 per share of common stock underlying each RSU.  The performance period for the performance-vesting RSUs was the three-year period ended December 31, 2024.  The time-vesting RSUs vested ratably over a three-year period that began on March 9, 2022.  On March 9, 2023, 2,079 shares underlying the time-vesting RSUs were issued to participants. On March 9, 2024, 2,079 additional shares underlying the time-vesting RSUs were issued to participants.  On March 9, 2025, the remaining 2,080 shares underlying the RSUs were issued to participants.  In the third quarter of 2024, it was projected that the performance-vesting RSUs would not be satisfied, and the stock compensation expense was adjusted accordingly.  Stock compensation expense was $11,378 for the nine-month period ended September 30, 2025.  There was no stock compensation expense for the three-month period ended September 30, 2025.  All compensation expense related to these RSUs was recognized as of March 31, 2025.

In March 2023, the Corporation granted performance-vesting RSUs relating to 10,214 shares (target) and time-vesting RSUs relating to 7,920 shares, which had a grant date fair market value of $18.25 per share of common stock underlying each RSU.  The performance period for the performance-vesting RSUs was the three-year period ended December 31, 2025.  The time-vesting RSUs vested ratably over a three-year period that began on March 15, 2023.  On March 15, 2024, 2,639 shares underlying the time-vesting RSUs were issued to participants.  On March 15, 2025, 2,639 shares underlying the time-vesting RSUs were issued to participants. On March 15, 2026, the remaining 2,642 shares underlying the time-vesting RSUs were issued to participants. On December 31, 2025, the performance-vesting RSUs failed to vest and the stock compensation expense was adjusted accordingly.  Stock compensation expense was $12,048 and $82,755 for the nine-month periods ended September 30, 2026 and 2025, respectively.  Stock compensation expense was $0 and $27,585 for the three-month periods ended September 30, 2026 and 2025, respectively.  All compensation expense related to these RSUs was recognized as of March 31, 2026.

In May 2024, the Corporation granted performance-vesting RSUs relating to 8,593 shares (target) and time-vesting RSUs relating to 6,662 shares, which had a grant date fair market value of $22.26 per share of common stock underlying each RSU.  The performance period for the performance-vesting RSUs is the three-year period ending December 31, 2026.  The time-vesting RSUs will vest ratably over a three-year period that began on May 20, 2024.  On May 20, 2025, 2,219 shares of the 6,662 time-vesting RSUs were issued to participants.  On May 20, 2026, 1,576 shares underlying the time-vesting RSUs were issued to participants. On May 7, 2026, Carissa Rodeheaver, Chairman of the Board, retired and a net of 3,023 shares underlying the performance-vesting RSUs and a net of 1,053 shares underlying her time-vesting RSUs were issued on a pro-rata basis.  Stock compensation expense was $89,703 and $84,942 for the nine-month periods ended September 30, 2026 and 2025, respectively.  Stock compensation expense was $17,565 and $28,314 for the three-month periods ended September 30, 2026 and 2025, respectively.  Unrecognized compensation expense related to these RSUs that have not vested was $46,839 as of September 30, 2026.

In February 2025, the Corporation granted performance-vesting RSUs relating to 6,006 shares (target) and time-vesting RSUs relating to 4,797 shares, which had a grant date fair market value of $37.59 per share of common stock underlying each RSU.  The performance period for the performance-vesting RSUs is the three-year period ending December 31, 2027.  The time-vesting RSUs will vest ratably over a three-year period that began on February 25, 2025.  On February 25, 2026, 1,599 shares underlying the time-vesting RSUs were issued to participants.  On May 7, 2026, at the time of Ms. Rodeheaver’s retirement, a net of 1,085 shares underlying her performance-vesting RSUs and a net of 400 shares underlying her time-vesting RSUs were issued on a pro-rata basis. Stock compensation expense was $100,594 and $79,007 for the nine-month periods ended September 30, 2026 and 2025, respectively.  Stock compensation expense was $22,498 and $33,860 for the three-month periods ended September 30, 2026 and 2025, respectively.  Unrecognized compensation expense related to these RSUs that have not vested was $127,489 as of September 30, 2026.

In March 2026, the Corporation granted performance-vesting RSUs relating to 6,049 shares (target) and time-vesting RSUs relating to 4,797 shares, which had a grant date fair market value of $35.94 per share of common stock underlying each RSU.  The performance period for the performance-vesting RSUs is the three-year period ending December 31, 2028.  The time-vesting RSUs will vest ratably over a three-year period that began on  March 6, 2026. Stock compensation expense was $64,996 for the nine-month period ended September 30, 2026.  Stock compensation expense was $32,498 for the three-month period ended September 30, 2026. Unrecognized compensation expense related to these RSUs that have not vested was $324,979 as of September 30, 2026.

Note 9– Derivative Financial Instruments

As a part of managing interest rate risk, the Corporation may enter into interest rate swap agreements to modify the re-pricing characteristics of certain interest-bearing liabilities. The Corporation has designated its interest rate swap agreements as cash flow hedges under the guidance of ASC Subtopic 815-30, Derivatives and Hedging – Cash Flow Hedges. Cash flow hedges have the effective portion of changes in the fair value of the derivative, net of taxes, recorded in net accumulated other comprehensive income.

In March 2016, the Corporation entered into four interest rate swap contracts totaling $30.0 million notional amount, hedging future cash flows associated with floating rate trust preferred debt. The fair value of the interest rate swap contracts was $0.0 and $0.1 million at September 30, 2026 and December 31, 2025, respectively.  As of September 30, 2026, all of the swap contracts had matured.

The table below discloses the impact of derivative financial instruments on the Corporation’s Consolidated Financial Statements for the nine- and three-month periods ended September 30, 2026 and 2025.

Derivative in Cash Flow Hedging Relationships
			Amount of gain or
			(loss) recognized in
	Amount of loss	Amount of gain or	income or derivative
	recognized in	(loss) reclassified from	(ineffective portion
	OCI on derivative	accumulated OCI into	and amount excluded
	(effective portion),	income (effective	from effectiveness
(in thousands)	net of tax	portion) (a)	testing) (b)
Interest rate contracts:
Nine months ended:
September 30, 2026	$(60)	$—	$—
September 30, 2025	(226)	—	—
Three months ended:
September 30, 2026	$—	$—	$—
September 30, 2025	(77)	—	—

Notes:

(a)	Reported as interest expense
(b)	Reported as other income

Note 10 – Regulatory Capital Requirements

The following table presents the Bank’s capital ratios as of September 30, 2026 and December 31, 2025.

	September 30, 2026	December 31, 2025	Required for Capital Adequacy Purposes	Required to be Well Capitalized
Total Capital (to risk-weighted assets)	15.29%	15.19%	8.00%	10.00%
Tier 1 Capital (to risk-weighted assets)	14.04%	13.94%	6.00%	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)	14.04%	13.94%	4.50%	6.50%
Tier 1 Capital (to average assets)	11.69%	11.01%	4.00%	5.00%

As of September 30, 2026 and December 31, 2025, the Bank was considered “well capitalized” under the regulatory framework for prompt corrective action.

Note 11 – Deposits

The following table summarizes deposits at September 30, 2026 and December 31, 2025.

(in thousands)	September 30, 2026		December 31, 2025
	Balance	Percent	Balance	Percent
Non-Interest-bearing deposits:	$455,127	25%	$453,036	26%
Interest-bearing deposits:
Demand	453,834	26%	392,823	23%
Money market-retail	577,657	32%	529,870	30%
Money market- brokered	1	0%	1	0%
Savings deposits	155,708	9%	158,461	9%
Time deposits- retail	145,402	8%	150,958	9%
Time deposits- brokered	—	0%	50,000	3%
Total Deposits	$1,787,729	100%	$1,735,149	100%

Note 12 – Borrowed Funds

The following is a summary of borrowings at September 30, 2026 and December 31, 2025:

(in thousands)	September 30, 2026	December 31, 2025
Short-term borrowings:
Securities sold under agreements to repurchase:
Outstanding at end of period	$22,838	$17,661
Weighted average interest rate at end of period	0.83%	0.22%
Maximum amount outstanding as of any month end	$26,230	$26,756
Average amount outstanding	$20,146	$19,565
Approximate weighted average rate during the period	0.44%	0.22%
Overnight borrowings, weighted average interest rate of 4.00% at September 30, 2026	$10,000	$—
Long-term borrowings:
FHLB advances, bearing fixed interest rate of 3.84% at December 31, 2025	$—	$65,000
Junior subordinated debt, bearing variable interest rate of 6.99% at September 30, 2026 and 6.72% at December 31, 2025	30,929	30,929
Total borrowings outstanding	$63,767	$113,590

Repurchase agreements were secured by investment securities with a market value of $30.2 million and $24.8 million at September 30, 2026 and December 31, 2025, respectively.  A minimum of 102% of fair value is pledged against account balances.

The following table presents contractual maturities of long-term borrowings outstanding at September 30, 2026 and December 31, 2025:

	September 30, 2026			December 31, 2025
(in thousands)	Fixed Rate	Floating Rate	Total	Fixed Rate	Floating Rate	Total
Due in 2026	$—	$—	$—	$65,000	$—	$65,000
Due in 2027	—	—	—	—	—	—
Thereafter	—	30,929	30,929	—	30,929	30,929
Total long-term debt	$—	$30,929	$30,929	$65,000	$30,929	$95,929

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

Financial results by operating segment, including significant expense categories provided to the CODM are detailed below.  Certain prior period amounts have been reclassified to conform to the current presentation.  The Wealth Management segment excludes off-balance-sheet assets under management with a total fair value of $1.9 billion at September 30, 2026 and $1.8 billion at December 31, 2025.

Information for the operating segments for the nine- and three-month periods ended September 30, 2026 and 2025 is presented in the following tables:

	Nine months ended
	September 30, 2026

	Community	Wealth
(in thousands)	Banking	Management	Total
Interest income	$78,859	$—	$78,859
Interest expense	22,585	—	22,585
Net interest income	56,274	—	56,274
Credit loss expense	3,590	—	3,590
Net interest income after credit loss expense	52,684	—	52,684
Other operating income:
Net gains on sales of residential mortgages	214	—	214
Service charges on deposit accounts	1,705	—	1,705
Other service charges	594	—	594
Trust department income	—	7,961	7,961
Debit card income	3,022	—	3,022
Brokerage commissions	—	1,155	1,155
Other segment income (1)	1,654	—	1,654
Total other operating income	7,189	9,116	16,305
Other operating expenses:
Salaries and employee benefits	20,569	3,911	24,480
Equipment and occupancy	3,570	58	3,628
Data processing	4,924	324	5,248
FDIC premiums	833	—	833
Other segment expenses (2)	8,699	385	9,084
Total operating expenses	38,595	4,678	43,273
Income before income taxes and intercompany fees	21,278	4,438	25,716
Intercompany management fee income/(expense)	9	(9)	—
Income before income taxes	21,287	4,429	25,716
Income tax expense	5,273	932	6,205
Net income	$16,014	$3,497	$19,511
Significant noncash items
Credit loss expense	$3,590	$—	$3,590
Depreciation	1,798	12	1,810
Amortization of intangible assets	91	157	248

Goodwill and other intangibles	$11,144	$52	$11,196

Total assets	$2,097,962	$84	$2,098,046

(1) Other segment income includes bank owned life insurance income, gains on sales of fixed assets, and miscellaneous income.

(2) Other segment expenses include professional services, contract labor, telephone, investor relations, contributions, net OREO expense/(income), marketing expense and miscellaneous expenses.

	Nine months ended
	September 30, 2025

	Community	Wealth
(in thousands)	Banking	Management	Total
Interest income	$74,695	$—	$74,695
Interest expense	24,569	—	24,569
Net interest income	50,126	—	50,126
Credit loss expense	2,026	—	2,026
Net interest income after credit loss expense	48,100	—	48,100
Other operating income:
Net gains on sales of residential mortgages	401	—	401
Service charges on deposit accounts	1,687	—	1,687
Other service charges	638	—	638
Trust department income	—	7,157	7,157
Debit card income	2,884	—	2,884
Brokerage commissions	—	1,137	1,137
Other segment income (1)	1,431	—	1,431
Total other operating income	7,041	8,294	15,335
Other operating expenses:
Salaries and employee benefits	18,841	3,398	22,239
Equipment and occupancy	3,628	73	3,701
Data processing	4,331	289	4,620
FDIC premiums	778	—	778
Other segment expenses (2)	6,848	350	7,198
Total operating expenses	34,426	4,110	38,536
Income before income taxes and intercompany fees	20,715	4,184	24,899
Intercompany management fee income/(expense)	9	(9)	—
Income before income taxes	20,724	4,175	24,899
Income tax expense	5,283	878	6,161
Net income	$15,441	$3,297	$18,738
Significant noncash items
Credit loss expense	$2,026	$—	$2,026
Depreciation	1,923	12	1,935
Amortization of intangible assets	90	157	247

Goodwill and other intangibles	$11,347	$262	$11,609

Total assets	$2,023,680	$294	$2,023,974

(1) Other segment income includes bank owned life insurance income, gains on sales investment securities available for sale, and miscellaneous income.

(2) Other segment expenses include professional services, contract labor, telephone, investor relations, contributions, net OREO expense/(income), marketing expense and miscellaneous expenses.

	Three months ended
	September 30, 2026

	Community	Wealth
(in thousands)	Banking	Management	Total
Interest income	$26,979	$—	$26,979
Interest expense	7,365	—	7,365
Net interest income	19,614	—	19,614
Credit loss expense	1,930	—	1,930
Net interest income after credit loss expense	17,684	—	17,684
Other operating income:
Net gains on sales of residential mortgages	89	—	89
Service charges on deposit accounts	590	—	590
Other service charges	201	—	201
Trust department income	—	2,723	2,723
Debit card income	1,045	—	1,045
Brokerage commissions	—	385	385
Other segment income (1)	574	—	574
Total other operating income	2,499	3,108	5,607
Other operating expenses:
Salaries and employee benefits	6,805	1,317	8,122
Equipment and occupancy	1,152	15	1,167
Data processing	1,745	100	1,845
FDIC premiums	280	—	280
Other segment expenses (2)	2,275	126	2,401
Total operating expenses	12,257	1,558	13,815
Income before income taxes and intercompany fees	7,926	1,550	9,476
Intercompany management fee income/(expense)	3	(3)	—
Income before income taxes	7,929	1,547	9,476
Income tax expense	1,970	325	2,295
Net income	$5,959	$1,222	$7,181
Significant noncash items:
Credit loss expense	$1,930	$—	$1,930
Depreciation	612	4	616
Amortization of intangible assets	30	52	82

Goodwill and other intangibles	$11,144	$52	$11,196

Total assets	$2,097,962	$84	$2,098,046

(1) Other segment income includes bank owned life insurance income, gains on sales of fixed assets, and miscellaneous income.

(2) Other segment expenses include professional services, contract labor, telephone, investor relations, contributions, net OREO expense/(income), marketing expense and miscellaneous expenses.

	Three months ended
	September 30, 2025

	Community	Wealth
(in thousands)	Banking	Management	Total
Interest income	$25,762	$—	$25,762
Interest expense	8,359	—	8,359
Net interest income	17,403	—	17,403
Credit loss expense	510	—	510
Net interest income after credit loss expense	16,893	—	16,893
Other operating income:
Net gains on sales of residential mortgages	163	—	163
Service charges on deposit accounts	563	—	563
Other service charges	218	—	218
Trust department income	—	2,448	2,448
Debit card income	980	—	980
Brokerage commissions	—	346	346
Other segment income (1)	617	—	617
Total other operating income	2,541	2,794	5,335
Other operating expenses:
Salaries and employee benefits	6,443	1,146	7,589
Equipment and occupancy	1,171	23	1,194
Data processing	1,423	94	1,517
FDIC premiums	266	—	266
Other segment expenses (2)	2,311	109	2,420
Total operating expenses	11,614	1,372	12,986
Income before income taxes and intercompany fees	7,820	1,422	9,242
Intercompany management fee income/(expense)	3	(3)	—
Income before income taxes	7,823	1,419	9,242
Income tax expense	1,996	298	2,294
Net income	$5,827	$1,121	$6,948
Significant noncash items:
Credit loss expense	$510	$—	$510
Depreciation	652	3	655
Amortization of intangible assets	30	52	82

Goodwill and other intangibles	$11,347	$262	$11,609

Total assets	$2,023,680	$294	$2,023,974

(1) Other segment income includes bank owned life insurance income, gains on sales of investment securities available for sale, and miscellaneous income.

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

At September 30, 2026, the Corporation’s total assets were $2.1 billion, net loans were $1.6 billion, and deposits were $1.8 billion. Shareholders’ equity at September 30, 2026 was $214.0 million.

We maintain an Internet site at www.mybank.com on which we make available, free of charge, First United Corporation’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC.

RESULTS OF OPERATIONS

Overview

Consolidated net income increased by $0.2 million for the third quarter of 2026 when compared to the third quarter of 2025.  The increase was driven by an increase of $2.2 million in net interest income, and an increase of $0.3 million in non-interest income, inclusive of gains, offset by a $1.4 million increase in provision for credit losses as a result of solid growth in loans and unfunded commitments and a $0.8 million increase in other operating expenses.  Comparing the third quarter of 2026 to the same period of 2025, interest and fees on loans increased by $1.8 million, driven by solid loan growth and the continued repricing of adjustable-rate loans.  Interest expense decreased by $1.0 million when comparing year-over-year quarterly expenses.  The decrease was attributable to the repayment of $50.0 million in brokered certificates of deposit in January and July 2026 at their maturities and $65.0 million in Federal Home Loan Bank (“FHLB”) borrowings in March 2026.  Other operating income increased slightly by $0.3 million, driven by an increase in trust and brokerage income of $0.3 million as a result of increased production and favorable market values on assets under management.  Other operating expenses increased by $0.8 million, driven by a $0.5 million increase in salaries and benefits attributable to new hires to complete the build out of talent in our West and East regions, normal merit increases in April 2026 and increased life and health insurance costs due to increased claims. Equipment, occupancy and data processing expenses increased by $0.3 million  as a result of the implementation of new loan origination software in late 2025.  Other expenses, such as marketing and contract labor, increased slightly and were offset by decreases in professional services and other real estate owned (“OREO”) expenses and contributions.

Net income for the nine months ended September 30, 2026 was $19.5 million on a generally accepted accounting principles (“GAAP”) basis, inclusive of a $1.7 million, net of tax, consulting fee incurred on core contract negotiations completed in the second quarter, and $21.1 million on a non-GAAP basis compared to GAAP and non-GAAP basis income of $18.7 million for the nine months ended September 30, 2025.  The year-over-year increase of $0.8 million was attributable to a $6.1 million increase in net interest income, driven by the continued increase on the yield on earning assets and overall decrease in funding costs, an increase in other non-interest income of $1.0 million, inclusive of net gains, as a result of increased trust and brokerage income of $0.8 million, and increased bank owned life insurance (“BOLI”) income of $0.3 million related to a one-time death benefit received in the first quarter of 2026, partially offset by an increase in other operating expenses of $4.7 million, driven by the aforementioned consulting fee, increased salaries and benefits of $2.2 million and an increase in equipment, occupancy and data processing expenses of $0.6 million, primarily due to the implementation of a new loan origination software in late 2025.  The increase in salaries and benefits was the result of new hires to complete the build out of talent in our West and East regions, annual merit increases in April 2026, increased incentives related to the accruals for projected annual payouts, and increased life and health insurance costs due to higher claims, partially offset by the reduction of costs associated with loan originations.

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

The table below summarizes net interest income for the nine- and three-month periods ended September 30, 2026 and 2025.

	Non-GAAP		GAAP
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
Interest income	$79,080	$74,855	$78,859	$74,695
Interest expense	22,585	24,569	22,585	24,569
Net interest income	$56,495	$50,286	$56,274	$50,126
Net interest margin %	3.94%	3.64%	3.93%	3.63%

	Non-GAAP		GAAP
	Three Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
Interest income	$27,062	$25,819	$26,979	$25,762
Interest expense	7,365	8,359	7,365	8,359
Net interest income	$19,697	$17,460	$19,614	$17,403
Net interest margin %	4.05%	3.69%	4.03%	3.68%

The following table sets forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the nine- and three-month periods ended September 30, 2026 and 2025:

	Nine Months Ended
	September 30,
	2026			2025
	Average		Average	Average		Average
(in thousands)	Balance (2)	Interest (1)	Yield/Rate	Balance (2)	Interest (1)	Yield/Rate
Assets
Loans	$1,544,575	$71,223	6.17%	$1,491,573	$67,144	6.02%
Investment Securities:
Taxable	289,495	5,624	2.60%	285,293	5,365	2.51%
Non-taxable	7,488	317	5.66%	7,158	284	5.30%
Total	296,983	5,941	2.67%	292,451	5,649	2.58%
Federal funds sold	69,889	1,690	3.23%	54,385	1,709	4.20%
Interest-bearing deposits with other banks	1,433	43	4.01%	3,899	65	2.23%
Other interest-earning assets	3,515	183	6.96%	5,749	288	6.70%
Total earning assets	1,916,395	79,080	5.52%	1,848,057	74,855	5.42%
Allowance for loan losses	(20,285)			(18,812)
Non-earning assets	172,002			184,309
Total Assets	$2,068,112			$2,013,554
Liabilities and Shareholders’ Equity
Deposits
Interest-bearing demand deposits	$397,119	$5,066	1.71%	$368,384	$4,682	1.70%
Interest-bearing money markets - retail	559,723	11,276	2.69%	475,592	10,958	3.08%
Interest-bearing money markets - brokered	56	1	2.39%	357	7	2.62%
Savings deposits	158,512	120	0.10%	167,905	131	0.10%
Time deposits - retail	148,061	3,324	3.00%	146,985	3,241	2.95%
Time deposits - brokered	20,737	661	4.26%	45,398	1,461	4.30%
Total deposits	1,284,208	20,448	2.13%	1,204,621	20,480	2.27%
Short-term borrowings	19,755	87	0.59%	21,408	58	0.36%
Long-term borrowings	49,500	2,050	5.54%	119,830	4,031	4.50%
Total interest-bearing liabilities	1,353,463	22,585	2.23%	1,345,859	24,569	2.44%
Non-interest-bearing deposits	471,165			447,478
Other liabilities	32,645			30,795
Shareholders’ Equity	210,839			189,422
Total Liabilities and Shareholders’ Equity	$2,068,112			$2,013,554
Net interest income and spread		$56,495	3.29%		$50,286	2.98%
Net interest margin			3.94%			3.64%

Notes:

(1)	The above table reflects the average rates earned or paid stated on an FTE basis assuming a 21% tax rate for both 2026 and 2025. Non-GAAP interest income on an FTE basis for the nine-month periods ended September 30, 2026 and 2025 included taxable-equivalent adjustments of $221 and $160, respectively.
(2)	Average balances are presented on a daily average basis.
(3)	The average balances of non-accrual loans for the nine-month periods ended September 30, 2026 and 2025, which were reported in the average loan balances for these periods, were $4,185 and $3,936, respectively.
(4)	Net interest margin is calculated as net interest income divided by average earning assets.
(5)	The average yields on investments are based on amortized cost.

Comparing the nine months ended September 30, 2026 to the nine months ended September 30, 2025, net interest income, on a non-GAAP, FTE basis, increased by $6.2 million.  Interest income increased by $4.2 million, primarily driven by an increase of $4.1 million on interest and fees on loans, as average loan balances increased by $53.0 million and the yield increased by 15 basis points.  Interest expense on interest-bearing liabilities decreased by $2.0 million despite an increase in average deposit balances of $79.6 million, driven by increases of $28.7 million in demand deposit accounts and $84.1 million in retail money market balances, partially offset by decreases in savings balances of $9.4 million and brokered time deposits of $24.7 million.  Interest expense on short-term borrowings remained stable and interest expense on long-term borrowings decreased by $2.0 million as a result of a decrease in average balances of $70.3 million,  due to the repayment of $65.0 million of FHLB advances at their maturities in March 2026.  The net interest margin for the nine months ended September 30, 2026 was 3.94% compared to 3.64% for the nine months ended September 30, 2025.

	Three Months Ended
	September 30,
	2026			2025
(dollars in thousands)	Average Balance (2)	Interest (1)	Average Yield/Rate	Average Balance (2)	Interest (1)	Average Yield/Rate
Assets
Loans	$1,580,631	$24,897	6.25%	$1,501,876	$23,072	6.09%
Investment Securities:
Taxable	286,479	1,837	2.54%	285,623	1,826	2.54%
Non-taxable	7,480	106	5.62%	7,516	102	5.38%
Total	293,959	1,943	2.62%	293,139	1,928	2.61%
Federal funds sold	52,274	177	1.34%	70,731	697	3.91%
Interest-bearing deposits with other banks	1,102	14	5.04%	5,324	30	2.24%
Other interest-earning assets	2,668	31	4.61%	5,660	92	6.45%
Total earning assets	1,930,634	27,062	5.56%	1,876,730	25,819	5.46%
Allowance for loan losses	(20,866)			(19,343)
Non-earning assets	160,300			185,364
Total Assets	$2,070,068			$2,042,751
Liabilities and Shareholders’ Equity
Deposits
Interest-bearing demand deposits	$406,335	$1,798	1.76%	$367,771	$1,509	1.63%
Interest-bearing money markets - retail	569,149	3,848	2.68%	489,088	3,833	3.11%
Interest-bearing money markets - brokered	1	—	—%	436	1	0.91%
Savings deposits	156,736	39	0.10%	163,433	43	0.10%
Time deposits - retail	146,182	1,030	2.80%	148,955	1,065	2.83%
Time deposits - brokered	6,371	69	4.30%	50,000	558	4.43%
Total deposits	1,284,774	6,784	2.09%	1,219,683	7,009	2.28%
Short-term borrowings	20,732	50	0.96%	21,378	17	0.32%
Long-term borrowings	30,929	531	6.81%	117,668	1,333	4.49%
Total interest-bearing liabilities	1,336,435	7,365	2.19%	1,358,729	8,359	2.44%
Non-interest-bearing deposits	486,337			456,773
Other liabilities	31,965			31,020
Shareholders’ Equity	215,331			196,229
Total Liabilities and Shareholders’ Equity	$2,070,068			$2,042,751
Net interest income and spread		$19,697	3.37%		$17,460	3.02%
Net interest margin			4.05%			3.69%

Notes:

(1)	The above table reflects the average rates earned or paid stated on an FTE basis assuming a 21% tax rate for both 2026 and 2025. Non-GAAP interest income on an FTE basis for the three-month periods ended September 30, 2026 and 2025 included taxable-equivalent adjustments of $83 and $57, respectively.
(2)	Average balances are presented on a daily average basis.
(3)	The average balances of non-accrual loans for the three-month periods ended September 30, 2026 and 2025, which were reported in the average loan balances for these periods, were $3,966 and $3,345, respectively.
(4)	Net interest margin is calculated as net interest income divided by average earning assets.
(5)	The average yields on investments are based on amortized cost.

Net interest income, on a non-GAAP, FTE basis, increased by $2.2 million for the third quarter of 2026 when compared to the third quarter of 2025.  This increase was driven by an increase of $1.2 million in interest income.  Interest income on loans increased by $1.8 million due to the increase of 16 basis points in overall yield on the loan portfolio as a result of growth in average balances of $78.8 million and the continued upward repricing of adjustable-rate loans.  Investment income remained stable year over year.  Interest income on federal funds sold decreased by $0.5 million due to a decrease of $18.5 million in average cash balances held at the Federal Reserve Bank as a result of funding the loan growth in the third quarter of 2026.  Interest expense decreased by $1.0 million in the third quarter of 2026 when compared to the third quarter of 2025.  Interest on deposits decreased by $0.2 million despite a $65.1 million increase in average deposit balances, primarily in interest bearing demand and money market deposits, primarily in our value money market product as customers desire to maintain liquid funding. Interest expense on long-term borrowings decreased $0.8 million due to an $86.7 million decrease in average balances for the third quarter of 2026 when compared to the same period of 2025, primarily related to the repayment of $25.0 million and $65.0 million of FHLB advances at their maturities in September 2025 and March 2026, respectively.

The following tables set forth an analysis of volume and rate changes in interest income and interest expense for our average interest-earning assets and average interest-bearing liabilities for the nine- and three-month periods ended September 30, 2026 and 2025:

	For the nine months ended September 30, 2026
	compared to the nine months ended September 30, 2025
(in thousands and tax equivalent basis)	Volume	Rate	Net
Interest Income:
Loans	$2,393	$1,686	$4,079
Taxable Investments	79	180	259
Non-taxable Investments	13	20	33
Federal funds sold	488	(507)	(19)
Interest-bearing deposits	(41)	19	(22)
Other interest earning assets	(112)	7	(105)
Total interest income	2,820	1,405	4,225
Interest Expense:
Interest-bearing demand deposits	366	18	384
Interest-bearing money markets- retail	1,943	(1,625)	318
Interest-bearing money markets- brokered	(6)	0	(6)
Savings deposits	(7)	(4)	(11)
Time deposits - retail	24	59	83
Time deposits - brokered	(795)	(5)	(800)
Short-term borrowings	(4)	33	29
Long-term borrowings	(2,374)	393	(1,981)
Total interest expense	(853)	(1,131)	(1,984)
Net interest income	$3,673	$2,536	$6,209

Note:  The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	For the three months ended September 30, 2026
	compared to the three months ended September 30, 2025
(in thousands and tax equivalent basis)	Volume	Rate	Net
Interest Income:
Loans	$1,199	$626	$1,825
Taxable Investments	5	6	11
Non-taxable Investments	0	4	4
Federal funds sold	(180)	(340)	(520)
Interest-bearing deposits	(24)	8	(16)
Other interest earning assets	(48)	(13)	(61)
Total interest income	952	291	1,243
Interest Expense:
Interest-bearing demand deposits	157	132	289
Interest-bearing money markets- retail	622	(607)	15
Interest-bearing money markets- brokered	(1)	0	(1)
Savings deposits	(2)	(2)	(4)
Time deposits - retail	(20)	(15)	(35)
Time deposits - brokered	(483)	(6)	(489)
Short-term borrowings	(1)	34	33
Long-term borrowings	(974)	172	(802)
Total interest expense	(702)	(292)	(994)
Net interest income	$1,654	$583	$2,237

Note:  The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Credit Losses

Specific allocations have been made for loans where management has determined that the collateral supporting the loans is not adequate to cover the loan balance, and the qualitative factors affecting the estimated allowance for credit losses (“ACL”) have been adjusted based on the current economic environment and the characteristics of the loan portfolio.  The provision for credit losses was $1.9 million for the quarter ended September 30, 2026 compared to $0.5 million for the quarter ended September 30, 2025.  Provision for credit losses was $3.6 million and $2.0 million for the first nine months of 2026 and 2025, respectively.

Other Income

The composition of other operating income for the nine- and three-month periods ended September 30, 2026 and 2025 is illustrated in the following table:

	Income as % of				Income as % of
	Total Other Income				Total Other Income
	Nine Months Ended				Three Months Ended
	September 30,				September 30,
(in thousands)	2026		2025		2026		2025
Service charges on deposit accounts	$1,705	10%	$1,687	12%	$590	10%	$563	11%
Other service charges	594	4%	638	4%	201	4%	218	4%
Trust department	7,961	50%	7,157	48%	2,723	50%	2,448	48%
Debit card income	3,022	19%	2,884	19%	1,045	19%	980	19%
Bank owned life insurance	1,299	8%	1,045	7%	384	7%	355	7%
Brokerage commissions	1,155	7%	1,137	8%	385	7%	346	8%
Other income	277	2%	288	2%	158	3%	164	3%
	$16,013	100%	$14,836	100%	$5,486	100%	$5,074	100%

Other Operating Expenses

The composition of other operating expenses for the nine- and three-month periods ended September 30, 2026 and 2025 is illustrated in the following table:

	Expense as % of				Expense as % of
	Total Other Operating Expenses				Total Other Operating Expenses
	Nine Months Ended				Three Months Ended
	September 30,				September 30,
(in thousands)	2026		2025		2026		2025
Salaries and employee benefits	$24,480	57%	$22,239	58%	$8,122	60%	$7,589	58%
FDIC premiums	833	2%	778	2%	280	2%	266	2%
Equipment expense	1,530	4%	1,658	4%	484	4%	515	4%
Occupancy expense of premises	2,098	5%	2,043	5%	683	5%	679	5%
Data processing expense	5,248	12%	4,620	12%	1,845	13%	1,517	12%
Marketing expense	690	2%	616	2%	263	2%	182	1%
Professional services	3,871	9%	1,704	4%	599	4%	639	5%
Contract labor	511	1%	456	1%	156	1%	127	1%
Telephone	285	1%	283	1%	96	1%	89	1%
Other real estate owned expense, net	186	0%	369	1%	4	0%	69	1%
Investor relations	205	0%	251	1%	60	0%	57	0%
Contributions	212	0%	224	1%	66	0%	90	1%
Other	3,124	7%	3,295	8%	1,157	8%	1,167	9%
	$43,273	100%	$38,536	100%	$13,815	100%	$12,986	100%

Provision for Income Taxes

In reporting interim financial information, income tax provisions should be determined under the procedures set forth in Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 740, Income Taxes (Section 740-270-30). This guidance provides that at the end of each interim period, an entity should make its best estimate of the effective tax rate expected to be applicable for the full fiscal year. The rate so determined should be used in providing for income taxes on a current year-to-date basis. The effective tax rate should reflect anticipated investment tax credits, capital gains rates, and other available tax planning alternatives. In arriving at this effective tax rate, however, no effect should be included for the tax related to significant, unusual or extraordinary items that will be separately reported or reported net of their related tax effect in reports for the interim period or for the fiscal year.  The effective income tax rates, as a percentage of income, for the nine-month periods ended September 30, 2026 and 2025 were 24.1% and 24.7%, respectively.

GAAP and Non-GAAP Financial Measures

The following table sets forth certain selected financial data for the nine- and three-month periods ended September 30, 2026 and 2025 under GAAP (as reported) and non-GAAP.  A non-GAAP financial measure is a numerical measure of historical or future financial performance, financial position or cash flows that excludes or includes amounts that are required to be disclosed in the most directly comparable measure calculated and presented in accordance with GAAP in the United States.  Management believes that the presentation of non-GAAP financial measures provides investors with a greater understanding of the Corporation’s operating results in addition to the results measured in accordance with GAAP.  While management uses these non-GAAP measures in its analysis of the Corporation’s performance, this information should not be viewed as a substitute for financial results determined in accordance with GAAP or considered to be more important than financial results determined in accordance with GAAP.

	Nine months ended September 30,		Three months ended September 30,
(in thousands, except for per share amount)	2026	2025	2026	2025
Net income - as reported	$19,511	$18,738	$7,181	$6,948
Adjustments:
Gain on disposal of fixed assets	(78)	—	(32)	—
Consulting fee on core processing contract	2,179	—	—	—
Income tax effect of adjustments	(508)	—	8	—
Adjusted net income (non-GAAP)	$21,104	$18,738	$7,157	$6,948

Basic earnings per share - as reported	$3.02	$2.89	$1.11	$1.07
Adjustments:
Gain on disposal of fixed assets	(0.01)	—	—	—
Consulting fee on core processing contract	0.26	—	—	—
Adjusted basic earnings per share (non-GAAP)	$3.27	$2.89	$1.11	$1.07

Diluted earnings per share - as reported	$3.01	$2.88	$1.11	$1.07
Adjustments:
Gain on disposal of fixed assets	(0.01)	—	—	—
Consulting fee on core processing contract	0.26	—	—
Adjusted diluted earnings per share (non-GAAP)	$3.26	$2.88	$1.11	$1.07

Significant Ratios:

Return on Average Assets - as reported	1.26%	1.24%
Adjustments:
Gain on disposal of fixed assets	(0.01%)	—
Consulting fee on core processing contract	0.11%	—
Adjusted Return on Average Assets (non-GAAP)	1.36%	1.24%

Return on Average Equity - as reported	12.37%	13.23%
Adjustments:
Gain on disposal of fixed assets	(0.04%)	—
Consulting fee on core processing contract	1.05%	—
Adjusted Return on Average Equity (non-GAAP)	13.38%	13.23%

FINANCIAL CONDITION

Balance Sheet Overview

Total assets at September 30, 2026 were $2.1 billion, representing a $10.6 million increase since December 31, 2025.  During the first nine months of 2026, gross loans increased by $83.7 million and the pension assets increased $2.3 million due to increased market values.  These increases were partially offset by a $56.7 million decrease in cash and interest-bearing deposits in other banks, a decrease in the investment portfolio of $8.3 million related to a decline in the market value of the AFS securities and normal principal and interest cashflows, and a decrease in the investments in bank stock related to the reduction in FHLB stock that resulted from the full repayment of borrowings in March 2026.

Total liabilities at September 30, 2026 were $1.9 billion, representing a $0.2 million increase since December 31, 2025.  Total deposits increased by $52.6 million when compared to December 31, 2025.  Non-interest-bearing demand deposits slightly increased by $2.1 million, savings and money market accounts increased by $45.0 million due primarily to the expansion of current and new relationships throughout the first nine months of 2026, and interest-bearing demand deposits increased $61.0 million, primarily related to municipality accounts. A total of $50.0 million in brokered certificates of deposit were fully repaid in January 2026 and July 2026 at their maturities. Retail time deposits decreased by $5.5 million since December 31, 2025.  Short-term borrowings increased by $15.2 million at September 30, 2026 when compared to December 31, 2025 as a result of overnight borrowings in anticipation of loan funding.  These borrowings were subsequently fully repaid in October 2026.

Loan Portfolio

The following table presents the composition of our loan portfolio at the dates indicated:

(in thousands)	September 30, 2026		December 31, 2025
Commercial real estate	$616,483	38%	$570,808	38%
Acquisition and development	124,429	8%	90,272	6%
Commercial and industrial	236,362	15%	277,034	18%
Residential mortgage	564,073	35%	536,912	35%
Consumer	64,075	4%	46,678	3%
Total Loans	$1,605,422	100%	$1,521,704	100%

Outstanding loans of $1.6 billion at September 30, 2026 reflected an $83.7 million increase since December 31, 2025.  Since December 31, 2025, commercial real estate loans increased by $45.7 million as a result of new business relationships as well as additional growth in existing relationships; acquisition and development loans increased by $34.1 million; commercial and industrial loans decreased by $40.7 million as a result of payoffs related to approximately $15.0 million due to competitive pricing, approximately $7.3 million related to sales of businesses, approximately $18.0 million due to a loan refinancing with another institution, and the payoff of a floorplan line of credit; residential mortgage loans increased by $27.2 million as a result of robust mortgage production booked in house as opposed to selling to the secondary market outlets, offset slightly by normal amortization; and consumer loans increased by $17.4 million related to the purchases of approximately $18.0 million in consumer loan pools in the second and third quarters of 2026, offset by normal paydowns.

New commercial loan production for the third quarter of 2026 was approximately $115.0 million.  The pipeline of commercial loans as of September 30, 2026 was $138.0 million and unfunded committed commercial construction loans totaled approximately $37.0 million.  Commercial amortization and payoffs were approximately $137.0 million through September 30, 2026, due primarily to pay-offs of short-term commercial loans as well as normal amortizations of the commercial loan portfolio.

New consumer mortgage loan production for the third quarter of 2026 was approximately $34.7 million, with most of that production comprised of in-house mortgages.  The pipeline of in-house, portfolio loans as of September 30, 2026 was $29.8 million. Unfunded commitments related to residential construction loans totaled $26.0 million at September 30, 2026.

The following table presents loans in our commercial real estate portfolio by industry type at September 30, 2026.

(in thousands)	Non-owner-occupied	Owner-occupied	Multi-family	Total
Accommodations and food services	$78,332	$6,101	$—	$84,433
Administration and support, waste management, and remediation services	—	1,380	—	1,380
Agriculture, forestry, fishing and hunting	—	23,572	—	23,572
Arts, entertainment and recreation	—	3,621	—	3,621
Construction	1,920	5,707	—	7,627
Educational services	—	726	—	726
Finance and insurance	8,220	102	—	8,322
Health care and social assistance	239	23,093	—	23,332
Information	—	280	—	280
Manufacturing	—	14,159	—	14,159
Mining, quarrying, oil and gas extraction	—	372	—	372
Other services (except public services)	360	19,894	286	20,540
Professional, scientific and technical services	—	1,195	—	1,195
Public administration	1,268	546	—	1,814
Commercial rental properties	196,226	82,345	—	278,571
Residential rental properties	176	220	30,820	31,216
Student rental properties	—	—	2,183	2,183
Mixed use rental properties	3,376	1,966	17,475	22,817
Storage units	46,024	—	—	46,024
Real estate rental and leasing- other	14,189	5,044	—	19,233
Retail trade	58	4,309	—	4,367
Transportation and warehousing	—	407	—	407
Wholesale trade	—	20,292	—	20,292
Total	$350,388	$215,331	$50,764	$616,483

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

(in thousands)	September 30, 2026	% of Applicable Portfolio	December 31, 2025	% of Applicable Portfolio
Non-accrual loans:
Commercial real estate	$704	0.11%	$695	0.12%
Commercial and industrial	92	0.04%	1,068	0.39%
Residential mortgage	2,339	0.41%	2,394	0.45%
Consumer	27	0.04%	35	0.07%
Total non-accrual loans	$3,162	0.20%	$4,192	0.28%
Accruing Loans Past Due 90 days or more:
Commercial and industrial	$162		$—
Residential mortgage	430		432
Consumer	12		45
Total loans past due 90 days or more	$604		$477
Total non-accrual and accruing loans past due 90 days or more	$3,766		$4,669

Other repossessed assets	2,692		2,802
Other real estate owned	—		1,083
Total non-performing assets	$6,458		$8,554

Non-accrual loans to total loans (as %)	0.20%		0.28%
Non-performing loans to total loans (as %)	0.23%		0.31%
Non-performing assets to total assets (as %)	0.31%		0.41%
Allowance for credit losses to non-accrual loans (as %)	688.20%		464.46%
Allowance for credit losses to non-performing assets (as %)	336.96%		227.61%

Modified Loans:
Performing	$6,913		$246
Total modified loans	$6,913		$246
Individually evaluated loans without a valuation allowance	$2,223		$3,522
Individually evaluated loans with a valuation allowance	4,616		16,164
Total individually evaluated loans	$6,839		$19,686

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

The ACL “base case” model is derived from various economic forecasts provided by widely recognized sources.  Management evaluates the variability of market conditions by examining the peak and trough of economic cycles.  These peaks and troughs are used to stress the base case model to develop a range of potential outcomes.  Management then determines the appropriate reserve through an evaluation of these various outcomes relative to current economic conditions and known risks in the portfolio.  For the nine-month period ended September 30, 2026, the range of outcomes would produce an 18% reduction or a 45% increase in reserves based on the best-case and worst-case scenarios, respectively.

The following table presents a summary of the activity in the ACL for the nine-month periods ended September 30, 2026 and 2025:

(in thousands)	2026	2025
Balance, January 1	$19,470	$18,170
Charge-offs:
Commercial real estate	(1)	—
Acquisition and development	—	(9)
Commercial and industrial	(148)	(897)
Residential mortgage	(4)	(15)
Consumer	(530)	(612)
Total charge-offs	(683)	(1,533)
Recoveries:
Acquisition and development	17	304
Commercial and industrial	33	35
Residential mortgage	47	36
Consumer	154	212
Total recoveries	251	587
Net credit losses	(432)	(946)
Credit loss expense	2,723	1,865
Balance at end of period	$21,761	$19,089

Allowance for credit losses to gross loans outstanding (as %)	1.36%	1.28%

The following table presents a summary of charge-offs and recoveries as a percent to their applicable portfolio for the nine- month periods ended September 30, 2026 and 2025:

Net (Charge-offs)/Recoveries as a % of Average Applicable Portfolio

	2026	2025
Commercial real estate	0.00%	0.00%
Acquisition and development	0.02%	0.42%
Commercial and industrial	(0.06)%	(0.41)%
Residential mortgage	0.01%	0.01%
Consumer	(0.91)%	(1.06)%
Total	(0.04)%	(0.08)%

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

Allocation of the Allowance for Credit Losses

(in thousands)	Amount of Allowance Allocated	Total Loans	Percent of Loans in Each Category to Total Loans	Ratio of Allowance Allocated to Loans in Each Category
September 30, 2026
Commercial real estate	$5,753	$616,483	38.4%	0.93%
Acquisition and development	2,237	124,429	7.8%	1.80%
Commercial and industrial	3,108	236,362	14.7%	1.31%
Residential mortgage	9,515	564,073	35.1%	1.69%
Consumer	1,148	64,075	4.0%	1.79%
Total	$21,761	$1,605,422	100.0%	1.36%
December 31, 2025
Commercial real estate	$4,644	$570,808	37.5%	0.81%
Acquisition and development	1,278	90,272	5.9%	1.42%
Commercial and industrial	4,473	277,034	18.2%	1.61%
Residential mortgage	8,272	536,912	35.3%	1.54%
Consumer	803	46,678	3.1%	1.72%
Total	$19,470	$1,521,704	100.0%	1.28%

Investment Securities

At September 30, 2026, the total amortized cost basis of the available-for-sale investment portfolio was $123.3 million compared to a fair value of $102.0 million. Unrealized gains and losses on available-for-sale securities are reflected in accumulated other comprehensive loss, net of tax, as a component of shareholders’ equity. The amortized cost basis of the held to maturity portfolio was $168.3 million compared to a fair value of $138.0 million.

The following table presents the composition of our securities portfolio at amortized cost and fair values at the dates indicated:

	September 30, 2026			December 31, 2025
	Amortized	Fair Value	FV as %	Amortized	Fair Value	FV as %
(in thousands)	Cost	(FV)	of Total	Cost	(FV)	of Total
Available for Sale Securities:
U.S. government agencies	$2,000	$1,268	1%	$2,000	$1,404	1%
Residential mortgage-backed agencies	23,802	19,903	19%	25,891	22,855	21%
Commercial mortgage-backed agencies	40,710	30,621	30%	37,805	30,068	28%
Collateralized mortgage obligations	27,615	24,085	24%	29,795	27,390	26%
Obligations of state and political subdivisions	10,970	10,085	10%	8,557	8,525	8%
Corporate bonds	1,000	962	1%	1,000	907	1%
Collateralized debt obligations	17,249	15,054	15%	18,802	15,995	15%
Total available for sale	$123,346	$101,978	100%	$123,850	$107,144	100%
Held to Maturity Securities:
U.S. government agencies	$68,820	$58,228	42%	$68,595	$60,874	41%
Residential mortgage-backed agencies	32,233	27,946	20%	32,084	29,748	20%
Commercial mortgage-backed agencies	20,486	14,587	11%	20,947	15,767	10%
Collateralized mortgage obligations	42,550	33,779	25%	45,447	38,391	26%
Obligations of state and political subdivisions	4,236	3,433	2%	4,390	4,109	3%
Total held to maturity	$168,325	$137,973	100%	$171,463	$148,889	100%

Total fair value of investment securities available for sale decreased by $5.2 million since December 31, 2025.  At September 30, 2026, the securities classified as available-for-sale included a net unrealized loss of $21.4 million, which represents the difference between the fair value and amortized cost of securities in the portfolio.

Total amortized cost of securities held to maturity decreased by $3.1 million since December 31, 2025 due to security paydowns, net of new purchases.

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

Approximately $86.9 million of the available-for-sale portfolio was valued using Level 2 pricing and had net unrealized losses of $19.1 million at September 30, 2026. The remaining $15.1 million of the available-for-sale securities represents the entire collateralized debt obligation portfolio, which was valued using significant unobservable inputs (Level 3 assets). The $2.2 million in net unrealized losses associated with this portfolio relates to eight pooled trust preferred securities that comprise the collateralized debt obligation portfolio.

Deposits

The following table presents the composition of our deposits at the dates indicated:

(in thousands)	September 30, 2026		December 31, 2025
	Balance	Percent	Balance	Percent
Non-interest-bearing deposits:	$455,127	25%	$453,036	26%
Interest-bearing deposits:
Demand	453,834	26%	392,823	23%
Money market- retail	577,657	32%	529,870	30%
Money market- brokered	1	0%	1	0%
Savings deposits	155,708	9%	158,461	9%
Time deposits- retail	145,402	8%	150,958	9%
Time deposits- brokered	—	0%	50,000	3%
Total Deposits	$1,787,729	100%	$1,735,149	100%

Total deposits at September 30, 2026 were $1.8 billion compared to $1.7 billion at December 31, 2025.  Non-interest-bearing demand deposits increased by $2.1 million, savings and money market accounts increased by $45.0 million due primarily to the expansion of current and new relationships throughout the first nine months of 2026, primarily in our value money market product as customers continue to desire liquid funds and interest-bearing demand deposits increased $61.0 million, primarily related to municipality accounts.  Brokered certificates of deposit were fully repaid at their maturities in January and July 2026.  Retail time deposits decreased by $5.5 million since December 31, 2025.

The following table summarizes the percentage of deposits that are insured by deposit insurance or otherwise fully collateralized by securities compared to uninsured deposits as of September 30, 2026 and December 31, 2025.

	September 30, 2026		December 31, 2025
(in thousands)	Balance	Percent	Balance	Percent
Insured deposits	$1,374,120	77%	$1,341,185	77%
Uninsured and fully collateralized deposits	101,575	6%	101,925	6%
Uninsured and uncollateralized deposits	312,034	17%	292,039	17%
	$1,787,729	100%	$1,735,149	100%

Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our ability to meet our future capital requirements.

The following table summarizes the percentage of deposit balances from retail customers compared to business customers as of September 30, 2026 and December 31, 2025.

	September 30, 2026		December 31, 2025
(in thousands)	Balance	Percent	Balance	Percent
Retail deposits	$808,225	45%	$807,443	47%
Business deposits	979,504	55%	927,706	53%
	$1,787,729	100%	$1,735,149	100%

Borrowed Funds

The following table presents the composition of our borrowings at the dates indicated:

(in thousands)	September 30, 2026	December 31, 2025
Overnight borrowings from Federal Reserve Discount Window	$10,000	$—
Securities sold under agreements to repurchase	$22,838	$17,661
Total short-term borrowings	$32,838	$17,661
FHLB advances	$—	$65,000
Junior subordinated debt	30,929	30,929
Total long-term borrowings	$30,929	$95,929

Short-term borrowings increased by $15.2 million, driven by increased balances in overnight borrowings of $10.0 million in anticipation of loan funding and increased balances in existing overnight investment sweep product.  The $10.0 million was subsequently repaid in October 2026.  Long-term borrowings decreased by $65.0 million due to the full repayment of $65.0 million in FHLB advances at their maturities in March 2026.

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

It is our policy to manage our affairs so that liquidity needs are fully satisfied through normal Bank operations. That is, the Bank will manage its liquidity to minimize the need to make unplanned sales of assets or to borrow funds under emergency conditions. The Bank will use funding sources where the interest cost is relatively insensitive to market changes in the short run (periods of one year or less) to satisfy operating cash needs. The remaining normal funding will come from interest-sensitive liabilities, either deposits or borrowed funds. When the marginal cost of needed wholesale funding is lower than the cost of raising this funding in the retail markets, the Corporation may supplement retail funding with external funding sources such as:

●	Unsecured Fed Funds lines of credit with upstream correspondent banks (M&T Bank, Atlantic Community Bankers Bank, Community Bankers Bank, PNC Financial Services, Pacific Coast Banker’s Bank and Zions Bancorp).
●	Secured advances with the FHLB, which are collateralized by eligible one-to-four family residential mortgage loans, home equity lines of credit, commercial real estate loans. Cash and various securities may also be pledged as collateral.
●	Secured line of credit with the Federal Reserve Discount Window for use in borrowing funds up to 90 days, using eligible investment securities as collateral.
●	Brokered deposits, including CDs and money market funds, provide a method to generate deposits quickly. These deposits are strictly rate driven but often provide the most cost-effective means of funding growth.
●	One Way Buy CDARS/ICS funding – a form of brokered deposits that has become a viable supplement to brokered deposits obtained directly.

The following table presents sources of liquidity available to the Corporation as of September 30, 2026.

(in thousands)	Total Availability	Amount Used	Net Availability
Internal Sources
Excess cash	$52,274	$—	$52,274
Unpledged securities	23,770	—	23,770
External Sources
Federal Reserve (discount window)	61,406	10,000	51,406
Correspondent unsecured lines of credit	140,000	—	140,000
FHLB	354,037	5,859	348,178
	$631,487	$15,859	$615,628

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

At September 30, 2026, we were asset sensitive.

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

Based on the simulation analysis performed at September 30, 2026 and December 31, 2025, management estimated the following changes in net interest income, assuming the indicated rate changes:

(in thousands)	September 30, 2026	December 31, 2025
+400 basis points	$7,493	$5,866
+300 basis points	$6,820	$5,578
+200 basis points	$5,360	$4,511
+100 basis points	$3,045	$2,557
-100 basis points	$(3,418)	$(3,192)
-200 basis points	$(6,838)	$(6,365)
-300 basis points	$(10,453)	$(9,569)
-400 basis points	$(14,154)	$(13,657)

The Corporation became more asset sensitive as of September 30, 2026 when compared to December 31, 2025 as a result of increased rates on the repricing of loans.  All changes in net interest income from our simulation analysis remain within our policy limits.

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

The following table presents the Bank’s capital ratios as of the dates indicated:

	September 30, 2026	December 31, 2025	Required for Capital Adequacy Purposes	Required to be Well Capitalized
Total Capital (to risk-weighted assets)	15.29%	15.19%	8.00%	10.00%
Tier 1 Capital (to risk-weighted assets)	14.04%	13.94%	6.00%	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)	14.04%	13.94%	4.50%	6.50%
Tier 1 Capital (to average assets)	11.69%	11.01%	4.00%	5.00%

As of both September 30, 2026 and December 31, 2025, the Bank was considered “well capitalized” under the regulatory framework for prompt corrective action.

Contractual Obligations, Commitments and Contingent Liabilities

Contractual Obligations

The Corporation enters into contractual obligations in the normal course of business. Among these obligations are FHLB advances and junior subordinated debentures, operating lease agreements for banking and subsidiaries’ offices and for data processing and telecommunications equipment.  Short-term borrowings increased by $15.2 million at September 30, 2026 when compared to December 31, 2025 as a result of $10.0 million in overnight borrowings in anticipation of loan funding.  These borrowings were subsequently fully repaid in October 2026.

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

The contractual amounts of commitments to extend credit at the dates indicated were as follows:

(in thousands)	September 30, 2026	December 31, 2025
Residential mortgage - home equity	$75,526	$73,155
Residential mortgage - construction	25,858	14,515
Commercial	225,114	177,791
Consumer - personal credit lines	5,570	4,531
Standby letters of credit	15,232	16,350
Total	$347,300	$286,342

The increase of $61.0 million in commitments at September 30, 2026 when compared to December 31, 2025 was due to new commercial business commitments and residential mortgage construction loans originated during the first nine months of 2026.

For the nine-month periods ended September 30, 2026 and 2025, net credit loss expense for off-balance sheet exposures was approximately $0.9 million and $0.1 million, respectively. For the three-month periods ended September 30, 2026 and 2025, net credit loss expense/(credit) for off-balance sheet exposures was $0.6 million, and ($13,000), respectively.

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

An evaluation of the effectiveness of these disclosure controls as of September 30, 2026 was carried out under the supervision and with the participation of management, including the PEO and the PFO. Based on that evaluation, management, including the PEO and the PFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the quarter ended September 30, 2026, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended September 30, 2026, based on information provided to the Corporation, no director or officer of the Corporation adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of securities of the registrant intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act or (ii) any “non-Rule 10b51 trading arrangement” (as defined in Item 408(c) of the SEC’s Regulation S-K).

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
104

The cover page of First United Corporation’s Quarterly Report on Form 10Q for the quarter ended September 30, 2026 formatted in Inline XBRL, included within the Exhibit 101 attachments (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST UNITED CORPORATION

Date: November 3, 2026	/s/ Jason B. Rush
Jason B. Rush
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2026	/s/ Tonya K. Sturm
Tonya K. Sturm, Executive Vice President,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)